Form 10-Q
period 2004-06-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2004-08-12
CIK 1282543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
to
Commission file number 000-50795

AFFIRMATIVE INSURANCE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2770432
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4450 Sojourn Drive, Suite 500
Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

(972) 728-6300
(Registrant’s telephone number, including area code)

     Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock,
$.01 par value, as of August 11, 2004
16,754,883

Affirmative Insurance Holdings, Inc.
Index

Part I

Item 1. Financial Statements
Affirmative Insurance Holdings, Inc.
Consolidated Balance Sheets
June 30, 2004 and December 31, 2003

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(dollars in thousands, except
	share data)
Assets
Fixed maturities — available for sale, at fair value (amortized cost 2004: $54,416, 2003: $6,623)	$53,346	$6,610
Other invested assets	—	928

	53,346	7,538
Cash and cash equivalents	39,446	15,358
Fiduciary and restricted cash	12,438	9,467
Accrued investment income	692	47
Premiums and fees receivable (includes related parties — 2004: $37,866; 2003: $35,458)	108,382	75,596
Commissions receivable (includes related parties — 2004: $1,873; 2003: $2,340)	6,914	7,043
Receivable from reinsurers (includes related parties — 2004: $49,359; 2003: $87,584)	96,005	94,526
Deferred acquisition costs	12,560	14,371
Receivable from affiliates	352	—
Property and equipment, net	6,884	6,519
Goodwill	65,262	65,010
Other intangible assets, net	14,228	14,586
Other assets	5,431	4,518

Total assets	$421,940	$314,579

Liabilities and Stockholders’ Equity
Liabilities
Reserves for losses and loss adjustment expenses	87,414	58,507
Unearned premium (includes related parties — 2004: $20,882; 2003: $35,458)	85,885	71,226
Amounts due reinsurers (includes related parties — 2004: ($3,909); 2003: $15,664)	50,252	19,633
Payable to affiliates	—	86
Deferred revenue	20,976	15,451
Federal income taxes payable	13,257	7,687
Deferred income taxes	1,616	1,254
Notes payable	5,825	10,020
Consideration due for acquisitions	2,592	4,275
Other liabilities	27,658	13,063

Total liabilities	295,475	201,202

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 11,671,883 shares issued and outstanding at June 30, 2004; 40,000,000 shares authorized; 11,557,215 shares issued and outstanding at December 31, 2003	117	116
Warrants	—	157
Additional paid-in capital	85,230	84,074
Accumulated other comprehensive loss	(684)	(9)
Retained earnings	41,802	29,039

Total stockholders’ equity	126,465	113,377

Total liabilities and stockholders’ equity	$421,940	$314,579

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.

Consolidated Statements of Operations — (Unaudited)
Three Months Ended June 30, 2004 and 2003
Six Months Ended June 30, 2004 and 2003

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Revenues
Net premiums earned	$43,738	$—	$90,948	$—
Commission income (includes related parties — three months, 2004: $138; 2003: $5,898, six months, 2004: $787; 2003: $11,278)	8,276	11,165	19,200	24,928
Fee income (includes related parties — three months, 2003: $4,101, six months, 2003: $6,714)	13,826	9,610	27,317	20,281
Claims processing fees (includes related parties — three months, 2003: $2,328, six months, 2003: $4,005)	1,009	2,582	1,355	5,384
Net investment income	363	52	590	102
Realized gains (losses)	(3)	(9)	(20)	435

Total revenues	67,209	23,400	139,390	51,130

Expenses
Losses and loss adjustment expenses	28,149	—	59,857	—
Policy acquisition expenses	13,620	3,653	26,273	8,253
Employee compensation and benefits	10,230	8,961	20,909	18,277
Depreciation and amortization	961	911	1,845	1,682
Operating expenses	4,821	4,004	9,104	8,051
Interest expense	174	265	391	370

Total expenses	57,955	17,794	118,379	36,633

Net income before income taxes, minority interest and equity interest in unconsolidated subsidiaries	9,254	5,606	21,011	14,497
Income tax expense	3,311	2,004	7,518	5,183
Minority interest, net of income taxes	212	10	307	256
Equity interest in unconsolidated subsidiaries, net of income taxes	250	—	423	—

Net income	$5,481	$3,592	$12,763	$9,058

Net income per common share — Basic	$0.47	$0.36	$1.10	$0.90

Net income per common share — Diluted	$0.47	$0.36	$1.09	$0.90

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — (Unaudited)
Six Months Ended June 30, 2004 and 2003

						Accumulated
	Common Stock			Additional		Other	Total
				Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Warrants	Capital	Earnings	Income (Loss)	Equity
	(dollars in thousands, except share data)
Balance, December 31, 2002	10,031,615	$100	$157	$67,745	$9,982	$363	$78,347
Comprehensive income:
Net income					9,058		9,058
Other comprehensive loss						(289)	(289)

Total comprehensive income							8,769
Issuance of common stock	53,615	1	—	407			408

Balance, June 30, 2003	10,085,230	$101	$157	$68,152	$19,040	$74	$87,524

Balance, December 31, 2003	11,557,215	$116	$157	$84,074	$29,039	$(9)	$113,377
Comprehensive income:
Net income					12,763		12,763
Other comprehensive loss						(675)	(675)

Total comprehensive income							12,088
Issuance of common stock	114,668	1	(157)	1,156			1,000

Balance, June 30, 2004	11,671,883	$117	$—	$85,230	$41,802	$(684)	$126,465

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.

Consolidated Statements of Cash Flows — (Unaudited)
Six Months Ended June 30, 2004 and 2003

	Six months ended
	June 30,
	2004	2003
	(dollars in thousands)
Cash flows from operating activities
Net income	$12,763	$9,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,845	1,682
Undistributed equity in unconsolidated subsidiaries	423	—
Realized (gain) loss on sale of bonds	20	(435)
Changes in assets and liabilities:
Fiduciary and restricted cash	(2,971)	5,881
Premiums and commissions receivable	(47,383)	3,772
Reserves for loss and loss expenses	28,907	(1,978)
Amounts due reinsurers	9,140	(14,278)
Receivable from affiliates	(438)	19,212
Deferred revenue	5,525	264
Unearned premiums	14,659	(4,086)
Deferred acquisition costs	1,811	—
Other	19,595	658

Net cash provided by operating activities	43,896	19,750

Cash flows from investing activities
Proceeds from the sale of bonds	4,278	4,822
Cost of bonds acquired	(16,691)	(5,452)
Purchases of property and equipment	(1,840)	(974)
Net cash paid for acquisitions	(1,946)	(7,892)

Net cash used in investing activities	(16,199)	(9,496)

Cash flows from financing activities
Principal payments under capital lease obligation	(341)	(99)
Principal payments on note payable	(4,195)	(2,856)
Proceeds from issuance of common stock	927	407

Net cash used in financing activities	(3,609)	(2,548)

Net increase in cash and cash equivalents	24,088	7,706
Cash and cash equivalents, beginning of period	15,358	1,599

Cash and cash equivalents, end of period	$39,446	$9,305

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.	General

Affirmative Insurance Holdings, Inc., (“we”, “us”, “our”) is an insurance holding company and is engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in highly targeted geographic areas. Our subsidiaries include two insurance companies, four underwriting agencies and four retail agencies with 144 retail store locations as of June 30, 2004. We offer our products and services in 11 states, including Texas, Illinois, California and Florida. Our growth has been achieved principally as a result of the acquisition and integration of six retail and/or underwriting agencies in 2001 and 2002. We were formerly known as Instant Insurance Holdings, Inc., and we incorporated in Delaware on June 25, 1998.

As a result of a series of transactions commencing on December 21, 2000, Vesta Insurance Group, Inc. and its subsidiaries (“Vesta”) owned approximately 98.1% of our issued and outstanding common stock at June 30, 2004, which were acquired from former stockholders and the purchase of new common stock directly from us.

We completed our initial public offering of our common stock effective July 9, 2004. We issued 4,420,000 additional shares of our common stock and Vesta sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14.00 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from Vesta. At the conclusion of these transactions, Vesta owned approximately 42.6% of our issued and outstanding capital stock.

2.	Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our accounts and the accounts of our operating subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations for interim financial reporting. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2003 included in our initial public offering prospectus filed with the Securities and Exchange Commission.

The interim financial data as of June 30, 2004 and for the six months ended June 30, 2004 and 2003 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

We purchased certain operations from Vesta in 2002 and 2003 that are accounted for herein, at historical cost, in a manner similar to a pooling of interest. Therefore, the results of these operations are included in the historical results for all periods presented.

Supplemental Cash Flow Information

During the first quarter of 2004, we received $35.6 million in fixed income securities from Vesta in lieu of cash, to settle the collection of premiums and fees, receivables from reinsurers, exchange of other invested assets, and miscellaneous inter-company balances.

Stock Split

On May 25, 2004 we completed a stock split of 13.17 shares per one share of common stock affected through a stock dividend. All references to common shares, share prices, per share amounts, and stock plans have been restated retroactively in this report for our stock split.

Reclassification

Certain previously reported amounts have been reclassified in order to conform to current year presentation. Such reclassification had no effects on net income or stockholders’ equity.

Use of Estimates in the Preparation of the Financial Statements

Our preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions are particularly important in determining revenue recognition, reserves for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance receivables and impairment of assets.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. We have elected to continue to apply APB 25 and related interpretations in accounting for stock options.

The following table illustrates the effect on our net income and net income per share if we had applied SFAS 123 to stock-based compensation (in thousands, except per share amounts):

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$5,481	$3,592	$12,763	$9,058
Add: stock-based employee compensation expense included in reported net income, net of related income taxes	—	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(24)	(62)	(49)	(125)

Net income, pro forma	$5,457	$3,530	$12,714	$8,933

Basic earnings per share — as reported	$0.47	$0.36	$1.10	$0.90
Basic earnings per share — pro forma	$0.47	$0.35	$1.09	$0.89
Diluted earnings per share — as reported	$0.47	$0.36	$1.09	$0.90
Diluted earnings per share — pro forma	$0.46	$0.35	$1.08	$0.89

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Due to significant implementation concerns, the FASB modified the wording of FIN 46 and issued FIN 46R in December 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to pre-existing entities other than Special Purpose Entities (“SPEs”) until financial statements are issued for periods ending after March 15, 2004. SPEs are subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Our adoption of FIN 46 and FIN 46R did not have a material impact on our consolidated financial position or consolidated results of operations.

3.	Reinsurance

The effect of reinsurance on premiums written and earned is as follows (dollars in thousands):

	Three months ended		Three months ended
	June 30, 2004		June 30, 2003
	Written	Earned	Written	Earned
Direct	$41,237	$37,792	$26,086	$32,590
Assumed — affiliate	22,514	35,717	—	—
Assumed — non affiliate	2,795	1,980	—	—
Ceded — affiliate	(2,765)	(14,476)	(26,086)	(32,590)
Ceded — non affiliate	(21,804)	(17,275)	—	—

	$41,977	$43,738	$—	$—

	Six months ended		Six months ended
	June 30, 2004		June 30, 2003
	Written	Earned	Written	Earned
Direct	$92,849	$70,531	$61,658	$65,730
Assumed — affiliate	44,906	60,428	—	—
Assumed — non affiliate	8,547	684	—	—
Ceded — affiliate	(3,024)	(15,646)	(61,658)	(65,730)
Ceded — non affiliate	(55,020)	(25,049)	—	—

	$88,258	$90,948	$—	$—

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

The amount of unpaid loss and loss adjustment expenses and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations are as follows (dollars in thousands):

As of June 30,
2004
Affiliate
Loss and loss adjustment expense	$42,648
Unearned premiums	3,010

Total	$45,658

Non affiliate
Loss and loss adjustment expense	$13,875
Unearned premiums	29,971

Total	$43,846

As of and for the six months ended, June 30, 2004, we have ceded $20.7 million of paid losses and $23.4 million of incurred losses to various reinsurers.

Effective January 1, 2004, we entered into two quota share reinsurance agreements with unaffiliated reinsurers with variable cession percentages, which provide us with an option to cede less of the business produced by our underwriting agencies to these reinsurers in the last two quarters of 2004.

•	Illinois, Indiana, Missouri. This agreement covers all business written through our underwriting agencies in these states from January 1, 2004 and continues in force until terminated by us or our reinsurers at any December 31 with not less than 90 days’ prior notice. We ceded 60.0% of gross premiums written for the first six months of 2004, and effective July 1, 2004, we have reduced the amount of business we will cede to our reinsurers on all business written through our underwriting agencies in these states from 60.0% to 20.0% for the second half of 2004. We can terminate this agreement on December 31, 2004 on a cut-off basis, meaning the reinsurers retain the liability for all losses occurring prior to December 31, 2004 related to this agreement and the ceded unearned premium for unexpired policies in force is returned to us. This agreement contains a loss corridor where the company remains liable for 100% of the losses between a loss ratio of 72.0% and 77.0%. This agreement also contains a provision that limits reinsurers liability to a loss ratio of 100.0%. The effect of these features in this agreement is to limit the reinsurers aggregate exposure to loss and thereby reduce the ultimate cost to us as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by us. While we do not receive pro rata protection relative to the amount of premiums ceded, the amount of such protection is significant, as determined in accordance with guidance under both statutory accounting practices and GAAP. The reinsurance under this agreement is provided by Hannover Re, which reinsures 50% of the premiums we cede, Swiss Re, which reinsures 20.83% of the premiums we cede, and AXA Re, which reinsures 29.17% of the premiums we cede. Hannover Re, Swiss Re, and AXA Re are rated “A”, “A+”, and “A-”, respectively, by A.M. Best.

•	New Mexico and South Carolina. This agreement covers all business written through our underwriting agencies in these states from January 1, 2004 and continues in force until terminated by us or our reinsurers at any December 31 with not less than 90 days’ prior notice. We ceded 75.0% of gross premiums written in the first six months of 2004, and effective July 1, 2004, we have reduced the amount of business we will cede to our reinsurers on all business written through our underwriting agencies in these states from 75.0% to 30.0% for the second half of 2004. We can terminate this agreement on December 31, 2004 on a cut-off basis. The reinsurance under this agreement is provided by Chubb Re, which reinsures 86.7% of the premiums we cede and AXA Re which reinsures 13.3% of the premiums we cede. Chubb Re and AXA Re are rated “A++” and “A-” respectively, by A.M. Best.

We have entered into a quota share reinsurance agreement effective January 1, 2004 under which we will assume a portion of the business produced by our Texas-based A-Affordable underwriting agency and written by Old American County Mutual Fire Insurance Company. We assumed 25.0% of the gross premiums written in the first six months of 2004 and effective July 1, 2004 we have increased our participation on business produced by our Texas-based A-Affordable underwriting agency from 25.0% to 70.0% for the second half of 2004.

Effective May 1, 2004, we entered into a quota share reinsurance agreement with an unaffiliated reinsurer to cede 25.0% of the business written through our Florida underwriting agency. This contract continues in force until terminated by us or our reinsurers at any April 30 with not less than 90 days prior notice. We can terminate this agreement on April 30, 2005 on a cut-off basis. The reinsurance under this agreement is provided by Folksamerica, which reinsures 100% of all premiums we cede. Folksamerica is rated “A” by A.M. Best.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

All of our quota share reinsurance agreements contain provisions for sliding scale commissions, under which the commission paid to us varies with the loss ratio results under each contract. The effect of this feature in the quota share reinsurance agreements is to limit the reinsurers aggregate exposure to loss and thereby reduce the ultimate cost to us as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by us. Before entering into these reinsurance agreements, and based on our prior operating history, we concluded that each agreement met the risk transfer test of SFAS No. 113 as the reinsurers assume significant risk and have a reasonable possibility of significant loss.

4.	Related Party Transactions

We provide various services for Vesta and its subsidiaries, including underwriting, premium processing, and claims processing. For the three months and six months ended June 30, the accompanying unaudited consolidated statements of operations reflect these services as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Commission income	$138	$5,898	$787	$11,278
Fee income	—	4,101	—	6,714
Claims processing fees	—	2,328	—	4,005

	$138	$12,327	$787	$21,997

In addition, we have presented, in the accompanying consolidated balance sheets, the following amounts related to contracts with Vesta and its subsidiaries (dollars in thousands):

	June 30,	December 31,
	2004	2003
Assets
Premiums and fees receivable	$37,866	$35,458
Commissions receivable	1,873	2,340
Receivable from reinsurer	49,359	87,584
Receivable from affiliates	352	—

	$89,450	$125,382

Liabilities
Unearned premium	$20,882	$35,458
Amounts due reinsurers	(3,909)	15,664
Payable to affiliates	—	86

	$16,973	$51,208

As part of the terms of the acquisition of Affirmative Insurance Company and Insura Property and Casualty Company (“Insura”), Vesta has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of June 30, 2004, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Prior to May 2003, we leased office space from a minority shareholder of InsureOne Independent Agency, LLC. Total rent paid to the minority shareholder for the three months and six months ended June 30, 2003 was $171,000 and $682,000.

5.	Commitments and Contingencies

We and our subsidiaries are named from time to time as defendants in various legal actions arising in the ordinary course of our business and arising out of or related to claims made in connection with our insurance policies, claims handling and employment related disputes. The plaintiffs in some of these lawsuits have alleged bad faith or extra-contractual damages and some have claimed punitive damages. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

We are the subject of a purported class action in South Carolina alleging that we have improperly denied coverage for losses resulting from the operation of insured vehicles by undisclosed “permissive use drivers”. The non-standard personal automobile policies in question were issued by a subsidiary of Vesta and were sold through Driver’s Choice, one of our underwriting agencies. The plaintiff seeks injunctive relief and contract reformation, as well as an unspecified amount of compensatory and punitive damages, costs and interest based on claims for breach of contract, bad faith, fraud and negligence. This matter is still in the early procedural stages and as of the date of this report the class had not been certified. Although we are vigorously defending this lawsuit, the ultimate outcome of this case is uncertain.

On May 6, 2004, the former minority owners of our InsureOne retail agency, including InsureOne’s former president, filed a complaint in the United States District Court for the Northern District of Illinois alleging causes of action against us and three of our executive officers under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as causes of action for fraudulent misrepresentation, negligent misrepresentation and breach of fiduciary duty in connection with our purchase of the plaintiffs’ 20% minority interest in this retail agency in 2003. The plaintiffs seek damages equal to the difference between the amount paid for the 20% interest and the court’s determination of the value of this interest, plus attorneys’ fees and court costs. InsureOne filed a motion to dismiss this case, and we anticipate that no other substantive action will occur until the Court rules on the motion to dismiss. We believe this complaint is without merit, and we are vigorously contesting the claims brought by the plaintiffs and are exercising all available rights and remedies against them.

InsureOne’s former president is also a defendant, along with eight former employees of InsureOne, in actions we brought in the Circuit Court of Cook County, Illinois in December 2003 and in the United States District Court for the Eastern District of Missouri in February 2004 to enforce non-compete and non-solicitation agreements entered into with those employees. Both courts have entered interim orders prohibiting the defendants from hiring any employees of InsureOne or one of our other underwriting agencies. These orders are in effect until September 2004, when the trial in the Illinois case of our claims for permanent injunctive relief and an undetermined amount of compensatory and punitive damages is scheduled. On May 17, 2004, the former president of InsureOne filed a counterclaim in the Illinois case seeking unspecified compensatory damages, specific performance, attorneys’ fees and court costs based on causes of action for breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty in connection with Vesta’s original acquisition of the InsureOne business in 2002, the claimant’s employment with InsureOne and our purchase of the 20% minority interest in InsureOne in 2003. InsureOne filed a motion to dismiss the counterclaim, and that motion is pending before the Court. We believe the counterclaim is without merit. We are vigorously contesting the counterclaim and are exercising all rights and remedies available to us.

6.	Stockholders’ Equity

On March 12, 2004, we issued 35,216 shares of our common stock to E.B. Lyon, III at a purchase price of $9.76 per share, for aggregate consideration of $343,809 in cash.

On March 12, 2004, we issued 39,944 shares of our common stock to LBL Partners, Ltd. at a purchase price of $9.76 per share, for aggregate consideration of $389,967 in cash.

On March 12, 2004, we issued 19,623 shares of our common stock to Thomas E. Mangold, our Chief Executive Officer, at a purchase price of $9.76 per share, for aggregate consideration of $191,576 in cash. We believe that the fair value of our common stock issued to Mr. Mangold was higher than our historical carrying value we assigned to our shares of common stock for this transaction. In light of our proposed public offering, we used a projected public valuation model to determine the estimated fair value of the common shares issued to Mr. Mangold. Based on the projections, we recorded $73,000 of compensation expense in March 2004.

On March 12, 2004, we issued 19,886 shares of our common stock to Vesta Insurance Group, Inc. in connection with the exercise of warrants, with an exercise price of $0.08 per share, which were originally purchased by Vesta in 2000.

On March 12, 2004 we filed an Amendment and Restated Certificate of Incorporation increasing the number of shares of authorized common stock from 40 million to 75 million.

7.	Earnings per Share

The provisions of SFAS No. 128 (“SFAS 128”), “Earnings per Share,” require presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128 is presented below:

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(dollars in thousands, except number of
	shares and per share amounts)
Three months ended June 30, 2004
Basic Earnings per Share
Net Income	$5,481	11,671,883	$0.47

Diluted Earnings per Share
Net Income	$5,481	11,671,883	$0.47
Effect of Dilutive Securities	—	99,009	—

	$5,481	11,770,892	$0.47

Three months ended June 30, 2003
Basic Earnings per Share
Net Income	$3,592	10,085,230	$0.36

Diluted Earnings per Share
Net Income	$3,592	10,085,230	$0.36
Effect of Dilutive Securities	—	19,887	—

	$3,592	10,105,117	$0.36

Six months ended June 30, 2004
Basic Earnings per Share
Net Income	$12,763	11,627,149	$1.10

Diluted Earnings per Share
Net Income	$12,763	11,627,149	$1.10
Effect of Dilutive Securities	—	108,622	(0.01)

	$12,763	11,735,771	$1.09

Six months ended June 30, 2003
Basic Earnings per Share
Net Income	$9,058	10,072,197	$0.90

Diluted Earnings per Share
Net Income	$9,058	10,072,197	$0.90
Effect of Dilutive Securities	—	19,887	—

	$9,058	10,092,084	$0.90

Options to purchase 847,008 shares of common stock at prices ranging from $7.59 to $9.49 were outstanding at June 30, 2003 but were not included in the computation of diluted earnings per share for the three months and six months ended June 30, 2003, because the inclusion would result in an anti-dilutive effect in periods where the option exercise price exceeded the average estimated market price per share for the period.

8.	Segment Information

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). SFAS 131 defines an operating segment as a component of an enterprise if it meets the following criteria: (1) it engages in business activities from which it may earn revenue and incur expenses; (2) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker; and (3) for which discrete financial information is available.

We have reflected the requirements of SFAS 131 for the three months and six months ended June 30, 2004 and 2003 in the following tables for our three operating segments: agency segment, insurance segment, and corporate segment.

Our agency segment is comprised of our underwriting agencies and our retail agencies. Our underwriting agencies primarily design, distribute and service policies issued or reinsured by our insurance companies or another unaffiliated insurance company. In our insurance segment, we issue non-standard personal automobile insurance policies through our two Illinois-domiciled insurance company subsidiaries. Our insurance companies possess the certificates of authority and capital necessary to transact insurance business and issue policies, but they rely on both affiliated and unaffiliated underwriting agencies to design, distribute and service those policies.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

	Agency	Insurance	Corporate		Affirmative
Three months ended June 30, 2004	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
Net premiums earned	$—	$43,738	$—	$—	$43,738
Commission income	21,956	—	—	(13,680)	8,276
Fee income	11,244	7,114	—	(4,532)	13,826
Claims processing fees	7,128	—	—	(6,119)	1,009
Investment income	17	346	—	—	363
Realized losses	—	(3)	—	—	(3)

Total revenues	40,345	51,195	—	(24,331)	67,209
Expenses:
Losses and loss adjustment expenses incurred	—	28,149	—	—	28,149
Policy acquisition expenses	6,355	19,494	—	(12,229)	13,620
Employee compensation and benefits	14,289	—	—	(4,059)	10,230
Depreciation and amortization	961	—	—	—	961
Operating expenses	12,361	503	—	(8,043)	4,821
Interest expense	—	—	174	—	174

Total expenses	33,966	48,146	174	(24,331)	57,955
Net income (loss) before income taxes, minority interest and equity interest	6,379	3,049	(174)	—	9,254
Income tax expense (benefit)	2,282	1,091	(62)	—	3,311
Minority interest, net of tax	212	—	—	—	212
Equity interest in unconsolidated subsidiaries, net of tax	—	—	250	—	250

Net income (loss)	$3,885	$1,958	$(362)	$—	$5,481

Total assets	$151,006	$267,950	$2,984	$—	$421,940

	Agency	Insurance	Corporate		Affirmative
Three months ended June 30, 2003	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
Revenues:
Net premiums earned	$—	$—	$—	$—	$—
Commission income	17,576	—	—	(6,411)	11,165
Fee income	9,561	2,341	—	(2,292)	9,610
Claims processing fees	6,435	—	—	(3,853)	2,582
Investment income	12	40	—	—	52
Realized gains (losses)	1	(10)	—	—	(9)

Total revenues	33,585	2,371	—	(12,556)	23,400
Expenses:
Losses and loss adjustment expenses incurred					—
Policy acquisition expenses	5,609	—	—	(1,956)	3,653
Employee compensation and benefits	13,832	—	—	(4,871)	8,961
Depreciation and amortization	911	—	—	—	911
Operating expenses	9,843	(110)	—	(5,729)	4,004
Interest expense	—	—	265	—	265

Total expenses	30,195	(110)	265	(12,556)	17,794
Net income (loss) before income taxes, minority interest and equity interest	3,390	2,481	(265)	—	5,606
Income tax expense (benefit)	1,212	887	(95)	—	2,004
Minority interest, net of tax	10	—	—	—	10
Equity interest in unconsolidated subsidiaries, net of tax	—	—	—	—	—

Net income (loss)	$2,168	$1,594	$(170)	—	$3,592

Total assets	$142,154	$169,281	$1,512	$—	$312,947

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

	Agency	Insurance	Corporate		Affirmative
Six months ended June 30, 2004	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
Revenues:
Net premiums earned	$—	$90,948	$—	$—	$90,948
Commission income	47,356	—	—	(28,156)	19,200
Fee income	22,158	14,217	—	(9,058)	27,317
Claims processing fees	13,353	—	—	(11,998)	1,355
Investment income	35	555	—	—	590
Realized gains (losses)	1	(21)	—	—	(20)

Total revenues	82,903	105,699	—	(49,212)	139,390
Expenses:
Losses and loss adjustment expenses incurred	—	59,857	—	—	59,857
Policy acquisition expenses	14,390	37,520		(25,637)	26,273
Employee compensation and benefits	28,956	—	—	(8,047)	20,909
Depreciation and amortization	1,845	—	—	—	1,845
Operating expenses	23,242	1,390	—	(15,528)	9,104
Interest expense	—	—	391	—	391

Total expenses	68,433	98,767	391	(49,212)	118,379
Net income (loss) before income taxes, minority interest and equity interest	14,470	6,932	(391)	—	21,011
Income tax expense (benefit)	5,177	2,481	(140)	—	7,518
Minority interest, net of tax	307	—	—	—	307
Equity interest in unconsolidated subsidiaries, net of tax	—	—	423	—	423

Net income (loss)	$8,986	$4,451	$(674)	$—	$12,763

Total assets	$151,006	$267,950	$2,984	$—	$421,940

	Agency	Insurance	Corporate		Affirmative
Six months ended June 30, 2003	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
Revenues:
Net premiums earned	$—	$—	$—	$—	$—
Commission income	39,522	—	—	(14,594)	24,928
Fee income	20,162	4,774	—	(4,655)	20,281
Claims processing fees	13,065	—	—	(7,681)	5,384
Investment income	23	79	—	—	102
Realized gains	2	433	—	—	435

Total revenues	72,774	5,286	—	(26,930)	51,130
Expenses:
Losses and loss adjustment expenses incurred					—
Policy acquisition expenses	12,837	—	—	(4,584)	8,253
Employee compensation and benefits	28,828	—	—	(10,551)	18,277
Depreciation and amortization	1,682	—	—	—	1,682
Operating expenses	20,132	(286)	—	(11,795)	8,051
Interest expense	—	—	370	—	370

Total expenses	63,479	(286)	370	(26,930)	36,633
Net income (loss) before income taxes, minority interest and equity interest	9,295	5,572	(370)	—	14,497
Income tax expense (benefit)	3,323	1,993	(133)	—	5,183
Minority interest, net of tax	256	—	—	—	256
Equity interest in unconsolidated subsidiaries, net of tax	—	—	—	—	—

Net income (loss)	$5,716	$3,579	$(237)	$—	$9,058

Total assets	$142,154	$169,281	$1,512	$—	$312,947

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

9.	Subsequent Events

Effective July 1, 2004, per our reinsurance agreements, we amended the amounts of premiums we cede to unaffiliated reinsurers or assume from an unaffiliated insurance company on business produced by certain of our underwriting agencies. We reduced the amount of business we will cede to our reinsurers on all business produced through our underwriting agencies in Illinois, Indiana and Missouri from 60.0% to 20.0% for the second half of 2004. We reduced the amount of business we cede to our reinsurers on all business produced through our underwriting agencies in New Mexico and South Carolina from 75.0% to 30.0% for the second half of 2004. We increased the amount of business we assume from an unaffiliated insurance company on business produced by our Texas-based A-Affordable underwriting agency from 25.0% to 70.0% for the second half of 2004.

We completed our initial public offering of our common stock effective July 9, 2004. We issued 4,420,000 additional shares of our common stock and Vesta sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from Vesta. Our net proceeds from the offering were $65.3 million, after deducting our estimated offering expenses. We contributed $64.3 million of the net proceeds to our insurance companies in order to increase their statutory surplus. This additional capital will permit us to reduce our reinsurance purchases and retain more gross premiums over time. The remaining $1.0 million of net proceeds we received will be used for general corporate purposes. At the conclusion of these transactions, Vesta owned approximately 42.6% of our issued and outstanding capital stock.

On July 12, 2004, A.M. Best Co. upgraded the financial strength ratings of our insurance subsidiaries, Affirmative Insurance Company and Insura, to B+ (Very Good) from B (Fair). The ratings of our insurance companies were removed from review and assigned a stable outlook.

On August 6, 2004, we entered into a senior secured credit facility with The Frost National Bank. Under this credit facility, the maximum amount available to us from time to time is $15.0 million, which may include up to $15.0 million under a two-year revolving line of credit, up to $10.0 million in five-year term loans and up to $10.0 million in five-year stand-by letters of credit. The borrowings under our credit facility will initially accrue interest at an annual rate of LIBOR plus 1.50% and we will pay letter of credit fees based on an initial annual rate of 0.75%. Our obligations under the facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of Affirmative Insurance Company. The facility contains certain financial covenants, which include combined ratio, risk-based capital requirement, fixed charge coverage ratio, consolidated net worth and consolidated net income requirements and other restrictive covenants governing distributions and management changes. The proceeds are available to issue letters of credit securing our obligations under reinsurance agreements, to fund general working capital for our agency operations, capital surplus for our insurance companies and to finance acquisition activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes thereto presented in this Form 10-Q and our annual consolidated financial statements and the related notes as filed with the Securities and Exchange Commission in our Registration Statement on S-1, File No. 333-113793. This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated by such forward-looking statements.

Overview

We are an insurance holding company engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in highly targeted geographic areas. Our subsidiaries include two insurance companies, four underwriting agencies and four retail agencies with 144 retail store locations. We offer our products and services in 11 states, including Texas, Illinois, California and Florida.

Our insurance companies, underwriting agencies and retail agencies often function as a vertically integrated unit, capturing the premium (and associated risk) and commission and fee revenue generated from the sale of each insurance policy. However, each of these operations also works with unaffiliated entities on an unbundled basis, either functioning independently or with one or both of the other two operations. We believe that our ability to enter into a variety of business relationships with third parties allows us to maximize sales penetration and profitability through industry cycles better than if we employed a single, vertically integrated operating structure.

Prior to January 1, 2004, our consolidated revenues were derived principally from commissions and fees, investment income and investment gains and losses. Prior to January 1, 2004, our consolidated expenses consisted primarily of expenses associated with underwriting activities, agents’ commissions and operations. Beginning January 1, 2004, our consolidated revenues also include net premiums earned and net investment income and our consolidated expenses also include losses, loss adjustment expenses and policy acquisition costs. We measure the total gross premiums written from which we derive commissions by our underwriting agencies or premiums by our insurance companies as our Total Controlled Premium. We report consolidated financial information in three business segments: our agency segment, our insurance company segment and our corporate and other segment.

Discussion and Analysis Provided

For periods prior to December 31, 2003, we managed Vesta’s non-standard personal automobile insurance business, or the NSA business, and Vesta reported the financial results of this business in a separate financial reporting segment. The historical financial results of the NSA Business have been included in footnotes to Vesta’s financial statements not included in this report. Accordingly, we are also providing supplemental financial information related to the NSA Business derived from these footnotes, all of which has been supplied to us by Vesta.

Results of Operations

The following table summarizes our historical results of operations by reporting segment. For more detailed information concerning the components of revenues and expenses by segment, please refer to Note 8 to our consolidated financial statements included in this report.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited in thousands)
Total Revenues:
Agency segment	$40,345	$33,585	$82,903	$72,774
Insurance segment	51,195	2,371	105,699	5,286
Corporate	—	—	—	—
Eliminations	(24,331)	(12,556)	(49,212)	(26,930)

Total	$67,209	$23,400	$139,390	$51,130

Total Expenses:
Agency segment	$33,966	$30,195	$68,433	$63,479
Insurance segment	48,146	(110)	98,767	(286)
Corporate	174	265	391	370
Eliminations	(24,331)	(12,556)	(49,212)	(26,930)

Total	$57,955	$17,794	$118,379	$36,633

Pretax Income:
Agency segment	$6,379	$3,390	$14,470	$9,295
Insurance segment	3,049	2,481	6,932	5,572
Corporate	(174)	(265)	(391)	(370)

Total	$9,254	$5,606	$21,011	$14,497

Comparison of the Three Months Ended June 30, 2004 to June 30, 2003

Consolidated. The following table displays our Total Controlled Premium by distribution channel for the three months ended June 30, 2004 and 2003:

	Three months ended
	June 30,
	2004	2003
	(Unaudited in thousands)
Our underwriting agencies:
Our retail stores	$27,457	$25,642
Independent agencies	41,476	36,184
Unaffiliated underwriting agencies	27,913	28,096

Total	$96,846	$89,922

Total Controlled Premium for the three months ended June 30, 2004 was $96.8 million, an increase of $6.9 million, or 7.7%, as compared to $89.9 million for the same period in 2003. The increase is primarily due to increased appointments of independent agents by our underwriting agencies and increases in both our retail agents and locations and partially offset by a decrease in premiums produced by unaffiliated underwriting agencies due to the reduction in premium volume from a cancelled program.

Total revenues for the three months ended June 30, 2004 were $67.2 million, an increase of $43.8 million, or 187.2%, as compared to total revenues of $23.4 million for the same period in 2003.

Total expenses for the three months ended June 30, 2004 were $58.0 million, an increase of $40.2 million, or 225.7%, as compared to total expenses of $17.8 million for the same period in 2003.

Pretax income for the three months ended June 30, 2004 was $9.3 million, an increase of $3.6 million, or 65.1%, as compared to pretax income of $5.6 million for the same period in 2003.

Income tax expense for the three months ended June 30, 2004 was $3.3 million, or an effective rate of 35.8%, as compared to income tax expense of $2.0 million, or an effective rate of 35.8% for the same period in 2003.

For the three months ended June 30, 2004, minority interest net of income taxes was $212,000 as compared to $10,000 for the same period in 2003.

Agency segment. Total revenues for the three months ended June 30, 2004 were $40.3 million, an increase of $6.8 million, or 20.1%, as compared to total revenues of $33.6 million for the same period in 2003.

Revenues for the three months ended June 30, 2004 and 2003 were generated primarily through commissions, policy fees and claims processing fees, as follows:

	Three months ended
	June 30,
	2004	2003
	(Unaudited in millions)
Commissions	$22.0	$17.6
Policy and other fees	11.2	9.6
Claims processing fees	7.1	6.4

Total	$40.3	$33.6

For the three months ended June 30, 2004, gross premiums written produced by our underwriting agencies were $68.9 million, an increase of $7.1 million, or 11.5%, as compared to $61.8 million for the same period in 2003. The principal reasons for the increase in gross premiums written were due to our Florida underwriting agency, which had increased gross premiums written of $3.3 million as compared to the same period in 2003, principally driven by the expansion of a current product into new territories as well as a $3.3 million increase in gross premiums written by our Texas underwriting agencies as compared to the same period in 2003 due to additional appointments of independent agents and increases in both retail agents and locations.

Commissions for the three months ended June 30, 2004 were $22.0 million, an increase of $4.4 million, or 24.9%, as compared to commissions of $17.6 million for the same period in 2003. We earned commissions in both our underwriting agencies and retail agencies. Commissions for our underwriting agencies, which include both provisional and profit-sharing commissions, for the three months ended June 30, 2004 were $20.3 million, an increase of $4.4 million, or 27.4%, as compared to $15.9 million for the same period in 2003.

Provisional commissions for our underwriting agencies for the three months ended June 30, 2004 were $17.6 million, an increase of $2.5 million, or 16.6%, as compared to $15.1 million for the same period in 2003. The increase in provisional commissions was principally due to increased written premium volume compared to the same period in 2003.

Profit sharing commissions for our underwriting agencies for the three months ended June 30, 2004 were $2.7 million, an increase of $1.9 million, as compared to $815,000 for the same period in 2003. The increase in profit sharing commissions was principally a result of continued favorable loss ratio development for business produced by our underwriting agencies as compared to loss ratios recorded as of the beginning of the period.

Commissions related to our retail agencies’ sales of unaffiliated insurance companies’ products were $1.7 million for the three months ended June 30, 2004, an increase of $23,000, or 1.4%, as compared to $1.7 million for the same period in 2003, primarily due to the sale of Instant Auto Insurance Agency, in June 2003.

Policy and other fees for the three months ended June 30, 2004 were $11.2 million, an increase of $1.7 million, or 17.6%, as compared to $9.6 million for the same period in 2003. The increase in policy fees was primarily due to the increased premium volume over the same period in 2003 and increases in the rate per policy charged by our Texas retail agency.

Claims processing fees for the three months ended June 30, 2004 were $7.1 million, an increase of $700,000, or 10.8%, as compared to $6.4 million for the same period in 2003, principally due to an increase in the amount of gross premiums earned on business that our underwriting agencies produced.

Total expenses for the three months ended June 30, 2004 were $34.0 million, an increase of $3.8million, or 12.5%, as compared to total expenses of $30.2 million for the same period in 2003.

•	Policy acquisition expenses, comprised solely of commission expenses in our agency segment, for the three months ended June 30, 2004 were $6.4 million, an increase of $746,000, or 13.3%, as compared to $5.6 million for the same period in 2003, principally due to the increase in premiums written and slightly offset by a decline in average commission rate to 15.3% from 15.5% during the prior year. The decrease in average commission rate was primarily caused by a higher proportion of our premiums written in markets where we pay lower commission rates.

•	Employee compensation and benefit expenses for the three months ended June 30, 2004 were $14.3 million, an increase of $457,000, or 3.3%, as compared to $13.8 million for the same period in 2003. The increase in employee compensation and benefit expenses was principally due to $324,000 of accrued severance recorded for the transition of certain accounting functions from our Chicago office to our Addison office.

•	Depreciation and amortization expenses for the three months ended June 30, 2004 were $961,000, an increase of $50,000, or 5.5%, as compared to $911,000 for the same period in 2003. The increases in depreciation and amortization expenses were principally due to increases in software and hardware purchases.

•	Operating expenses for the three months ended June 30, 2004 were $12.4 million, an increase of $2.5 million, or 25.6%, as compared to $9.8 million for the same period in 2003. The change in operating expenses was primarily a result of increases in premium related expenses of $680,000 due to the $7.1 million increase in premium volume produced by our underwriting agencies, a $480,000 increase in advertising expenditures primarily due to the continued expansion of our retail branding, a $536,000 increase in professional fees primarily due to current year litigation efforts as well as a $427,000 increase in license and fees due primarily to increased franchise tax expenses.

Pretax income for the three months ended June 30, 2004 was $6.4 million, an increase of $3.0 million, or 88.2%, as compared to pretax income of $3.4 million for the same period in 2003. The pretax margin for the three months ended June 30, 2004 was 15.8%, an increase from the 10.1% pre-tax margin recorded in the same period in 2003.

Insurance company segment. Total revenues for the three months ended June 30, 2004 were $51.2 million, an increase of $48.8 million, as compared to total revenues of $2.4 million for the same period in 2003. The increase in total revenues was principally due to our retention of gross premiums written by our insurance companies following the termination of the reinsurance agreements with Vesta, which allowed us to start assuming premiums and losses that were previously ceded to Vesta Fire beginning January 1, 2004.

Net investment income for the three months ended June 30, 2004 was $346,000, an increase of $306,000 from net investment income of $40,000 for the same period in 2003. The increase is primarily due to the increase in the size of our investment portfolio following the settlement of the December 2003 reinsurance transaction with Vesta and operating cash flows, which increased our investment portfolio to $53.3 million as of June 30, 2004 as compared to $7.5 million as of December 31, 2003. Net realized capital losses for the three months ended June 30, 2004 were $3,000, compared to net realized capital losses of $10,000 for the same period in 2003.

Loss and loss adjustment expenses for the three months ended June 30, 2004, were $28.1 million compared to zero for the same period in 2003. Our loss and loss adjustment expense ratio for the three months ended June 30, 2004 was 55.4%. The increase in loss and loss adjustment expenses was due to our termination of the reinsurance agreements with Vesta.

Policy acquisition and operating expenses for the three months ended June 30, 2004 were $20.0 million compared to negative $110,000 for the same period in 2003. The increase in policy acquisition and operating expenses was due to our termination of the reinsurance agreements with Vesta. Our expense ratio for the three months ended June 30, 2004 was 39.3%. The negative expense recorded for the three months ended June 30, 2003 is a result of our insurance companies receiving ceding commissions in an amount greater than their policy acquisition and operating expenses.

Pretax income for the three months ended June 30, 2004 was $3.0 million, an increase of $568,000, or 22.9%, as compared to $2.5 million for the same period in 2003. The increase in pretax income was principally a result of the profitability of the business being retained starting January 1, 2004 as compared to the policy fees retained in the insurance segment in the prior year. Our combined ratio for the three months ended June 30, 2004 was 94.7%.

Corporate and other segment. Interest expense for the three months ended June 30, 2004 was $174,000, as compared to interest expense of $265,000 for the same period in 2003. The interest expense primarily represents interest payments on a note payable related to the Harbor Insurance Group, Inc. acquisition, which began in January 2003 when the final determination of the contingent payments was made.

Comparison of the Six Months Ended June 30, 2004 to June 30, 2003

Consolidated. The following table displays our Total Controlled Premium by distribution channel for the six months ended June 30, 2004 and 2003:

	Six months ended
	June 30,
	2004	2003
	(Unaudited in thousands)
Our underwriting agencies:
Our retail stores	$65,043	$63,329
Independent agencies	95,412	83,203
Unaffiliated underwriting agencies	55,191	60,519

Total	$215,646	$207,051

Total Controlled Premium for the six months ended June 30, 2004 was $215.6 million, an increase of $8.6 million, or 4.2%, as compared to $207.1 million for the same period in 2003. The increase is primarily due to increased appointments of independent agents by our underwriting agencies and increases in both our retail agents and locations, and partially offset by a decrease in premiums produced by unaffiliated underwriting agencies due to declining premium volume from a program in runoff.

Total revenues for the six months ended June 30, 2004 were $139.4 million, an increase of $88.3 million, or 172.6%, as compared to total revenues of $51.1 million for the same period in 2003.

Total expenses for the six months ended June 30, 2004 were $118.4 million, an increase of $81.7 million, or 223.1%, as compared to total expenses of $36.6 million for the same period in 2003.

Pretax income for the six months ended June 30, 2004 was $21.0 million, an increase of $6.5 million, or 44.9%, as compared to pretax income of $14.5 million for the same period in 2003.

Income tax expense for the six months ended June 30, 2004 was $7.5 million, or an effective rate of 35.8%, as compared to income tax expense of $5.2 million, or an effective rate of 35.8% for the same period in 2003.

For the six months ended June 30, 2004, minority interest net of income taxes was $307,000 as compared to $256,000 for the same period in 2003.

Agency segment. Total revenues for the six months ended June 30, 2004 were $82.9 million, an increase of $10.1 million, or 13.9%, as compared to total revenues of $72.8 million for the same period in 2003.

Revenues for the six months ended June 30, 2004 and 2003 were generated primarily through commissions, policy fees and claims processing fees, as follows:

	June 30,
	2004	2003
	(Unaudited in millions)
Commissions	47.4	$39.6
Policy and other fees	22.2	20.2
Claims processing fees	13.3	13.0

Total	$82.9	$72.8

For the six months ended June 30, 2004, gross premiums written produced by our underwriting agencies were $160.5 million, an increase of $13.9 million, or 9.5%, as compared to $146.5 million for the same period in 2003. The principal reasons for the increase in gross premiums written were due to our Florida underwriting agency, which had increased gross premiums written of $9.4 million as compared to the same period in 2003, principally driven by the expansion of a current product into new territories as well as a $4.1 increase in gross premiums written by our Texas underwriting agencies as compared to the same period in 2003 due to additional appointments of independent agents and increases in both retail agents and locations.

Commissions for the six months ended June 30, 2004 were $47.4 million, an increase of $7.8 million, or 19.8%, as compared to commissions of $39.6 million for the same period in 2003. We earned commissions in both our underwriting agencies and retail agencies. Commissions for our underwriting agencies, which include both provisional and profit-sharing commissions, for the six months ended June 30, 2004 were $43.9 million, an increase of $7.9 million, or 21.9%, as compared to $36.0 million for the same period in 2003.

Provisional commissions for our underwriting agencies for the six months ended June 30, 2004 were $39.2 million, an increase of $4.2 million, or 11.9%, as compared to $35.0 million for the same period in 2003. The increase in provisional commissions was principally due to increased written premium volume compared to the same period in 2003.

Profit sharing commissions for our underwriting agencies for the six months ended June 30, 2004 were $4.7 million, an increase of $3.7 million, as compared to $948,000 for the same period in 2003. The increase in profit sharing commissions was principally a result of continued favorable loss ratio development for business produced by our underwriting agencies as compared to loss ratios recorded as of the beginning of the period.

Commissions related to our retail agencies’ sales of unaffiliated insurance companies’ products were $3.5 million for the six months ended June 30, 2004, a decrease of $49,000, or 1.4%, as compared to $3.5 million for the same period in 2003, primarily due to the sale of Instant Auto Insurance Agency in June 2003.

Policy and other fees for the six months ended June 30, 2004 were $22.2 million, an increase of $2.0 million, or 9.9%, as compared to $20.2 million for the same period in 2003. The increase in policy fees was principally due to the increased premium volume over the same period in 2003 and increases in the rate per policy charged by our Texas retail agency.

Claims processing fees for the six months ended June 30, 2004 were $13.3 million, an increase of $288,000, or 2.2%, as compared to $13.0 million for the same period in 2003, principally due to an increase in the amount of gross premiums earned on business that our underwriting agencies produced.

Total expenses for the six months ended June 30, 2004 were $68.4 million, an increase of $5.0 million, or 7.8%, as compared to total expenses of $63.5 million for the same period in 2003.

•	Policy acquisition expenses, comprised solely of commission expenses in our agency segment, for the six months ended June 30, 2004 were $14.4 million, an increase of $1.6 million, or 12.1%, as compared to $12.8 million for the same period in 2003, principally due to the increase in premiums written and slightly offset by a decline in average commission rate to 15.1% from 15.4% during the prior year. The decrease in rate was primarily caused by a higher proportion of our premiums written in markets where we pay lower commission rates.

•	Employee compensation and benefit expenses for the six months ended June 30, 2004 were $29.0 million, an increase of $128,000, or 0.4%, as compared to workforce expense of $28.8 million for the same period in 2003. The increase in employee compensation and benefit expenses was principally due to $324,000 of accrued severance recorded for the transition of certain accounting functions from our Chicago office to our Addison office recorded in the second quarter.

•	Depreciation and amortization expenses for the six months ended June 30, 2004 were $1.8 million, an increase of $163,000, or 9.7%, as compared to $1.7 million for the same period in 2003. The increases in depreciation and amortization expenses were principally due to increases in software and hardware purchases.

•	Operating expenses for the six months ended June 30, 2004 were $23.2 million, an increase of $3.1 million, or 15.4%, as compared to $20.1 million for the same period in 2003. The change in operating expenses was primarily a result of increases in premium related expenses of $1.0 million due to the $13.9 million increase in premium volume produced by our underwriting agencies, a $1.1 million increase in advertising expenditures primarily due to the continued expansion of our retail branding, a $751,000 increase in professional fees primarily due to current year litigation efforts as well as a $573,000 increase in license and fees due primarily to increased franchise tax expenses, offset by decreases in other miscellaneous expenses.

Pretax income for the six months ended June 30, 2004 was $14.5 million, an increase of $5.2 million, or 55.7%, as compared to pretax income of $9.3 million for the same period in 2003. The pretax margin for the six months ended June 30, 2004 was 17.5%, an increase from the 12.8% pre-tax margin recorded in the same period in 2003.

Insurance company segment. Total revenues for the six months ended June 30, 2004 were $105.7 million, an increase of $100.4 million, as compared to total revenues of $5.3 million for the same period in 2003. The increase in total revenues was principally due to our retention of gross premiums written in our insurance companies following the termination of the reinsurance agreements with Vesta, which allowed us to start assuming premiums and losses that were previously ceded to Vesta Fire beginning January 1, 2004.

Net investment income for the six months ended June 30, 2004 was $555,000, an increase of $476,000 from net investment income of $79,000 for the same period in 2003. The increase is primarily due to the increase in the size of our investment portfolio following the settlement of the December 2003 reinsurance transaction with Vesta and operating cash flows. Net realized capital losses for the six months ended June 30, 2004 were $21,000, compared to net realized capital gains of $433,000 for the same period in 2003.

Loss and loss adjustment expenses for the six months ended June 30, 2004, were $59.9 million compared to zero for the same period in 2003. Our loss and loss adjustment expense ratio for the six months ended June 30, 2004 was 56.9%. The increase in loss and loss adjustment expenses was due to our termination of the reinsurance agreements with Vesta.

Policy acquisition and operating expenses for the six months ended June 30, 2004 were $38.9 million compared to negative $286,000 for the same period in 2003. The increase in policy acquisition and operating expenses was due to our termination of the reinsurance agreements with Vesta. Our expense ratio for the six months ended June 30, 2004 was 37.0%. The negative expense recorded for the six months ended June 30, 2003 is a result of our insurance companies receiving ceding commissions in an amount greater than their policy acquisition and operating expenses.

Pretax income for the six months ended June 30, 2004 was $6.9 million, an increase of $1.4 million, or 24.4%, as compared to $5.6 million for the same period in 2003. The increase in pretax income was principally a result of the profitability of the business being retained starting January 1, 2004 as compared to the policy fees retained in the insurance segment in the prior year. Our combined ratio for the six months ended June 30, 2004 was 93.9%.

Corporate and other segment. Interest expense for the six months ended June 30, 2004 was $391,000, as compared to interest expense of $370,000 for the same period in 2003. The interest expense primarily represents interest payments on a note payable related to the Harbor Insurance Group, Inc. acquisition, which began in January 2003 when the final determination of the contingent payments was made.

Liquidity and Capital Resources

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries, including our insurance company subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of June 30, 2004, we had $94,000 of cash and invested assets at the holding company level and $17.1 million of cash and invested assets at our non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. An extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding December 31 or the insurance company’s net income for the 12-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurance company’s remaining surplus after payment of a dividend or other distribution to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. In 2004, our insurance companies may pay up to $3.7 million in ordinary dividends without prior regulatory approval, although we do not anticipate that our insurance company subsidiaries will pay dividends in the foreseeable future because we intend to reduce our reinsurance purchases and seek stronger financial strength ratings for our insurance company subsidiaries, both of which will require that the statutory surplus of our insurance company subsidiaries be increased.

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At June 30, 2004, the capital ratios of both of our insurance companies substantially exceeded the risk-based capital requirements. As of June 30, 2004, the capital ratios of both of our insurance companies exceeded the highest level for regulatory action under the risk-based capital guidelines.

On July 12, 2004, A.M. Best Co. upgraded the financial strength ratings of our insurance subsidiaries, Affirmative Insurance Company and Insura, to B+ (Very Good) from B (Fair). The ratings of our insurance companies were removed from review and assigned a stable outlook.

Our operating subsidiaries’ primary sources of funds are premiums received, commission and fee income, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.

Net cash provided by operating activities was $43.9 million for the six months ended June 30, 2004, as compared to net cash provided by operating activities of $19.7 million for the same period in 2003. The increase in cash flow generated from operations was principally due to the collection of certain amounts due from Vesta Fire in connection with the December 31, 2003 reinsurance restructuring agreement, collections from other reinsurers, increases in other liabilities, as well as increases in our net income.

Net cash used in investing activities was $16.2 million for the six months ended June 30, 2004, as compared to net cash used in investing activities of $9.5 million for the same period in 2003. The increase in cash used in investing activities was primarily due to increases in bonds acquired by our insurance companies due to increased cash flow following our December 31, 2003 reinsurance restructuring agreement with Vesta, offset by a reduction in our cash paid for acquisitions according to agreed upon payment schedules. During the first quarter of 2004, we received $35.6 million in fixed income securities from Vesta, in lieu of cash, to settle the collection of premiums and fees, receivables from reinsurers, exchanges of other invested assets and miscellaneous inter-company balances.

Net cash used in financing activities was $3.6 million for the six months ended June 30, 2004, as compared to net cash used in financing activities of $2.5 million for the same period in 2003. The increase in cash used in financing activities was principally caused by additional principal payments applied to our note payable from 2003 to 2004, offset in part by an increase in proceeds from issuances of our common stock in March 2004.

We believe that existing cash and investment balances, as well as new cash flows generated from operations, will be adequate to meet our capital and liquidity needs during the 12-month period following the date of our initial public offering at both the holding company and insurance company levels. We do not currently know of any events that could cause a material increase or decrease in our long-term liquidity needs. If such events materialize, we will identify the source and disclose our plan of action to remedy any deficiency.

Initial public offering. We completed our initial public offering of our common stock effective July 9, 2004. We issued 4,420,000 additional shares of our common stock and Vesta sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from Vesta. Our net proceeds from the offering were $65.3 million, after deducting our estimated offering expenses. We contributed $64.3 million of the net proceeds to our insurance companies in order to increase their statutory surplus. This additional capital will permit us to reduce our reinsurance purchases and retain more gross premiums over time.

The remaining $1.0 million of net proceeds we received will be used for general corporate purposes. At the conclusion of these transactions, Vesta owned approximately 42.6% of our issued and outstanding capital stock.

New credit facility. On August 6, 2004, we entered into a senior secured credit facility with The Frost National Bank. Under this credit facility, the maximum amount available to us from time to time is $15.0 million, which may include up to $15.0 million under a two-year revolving line of credit, up to $10.0 million in five-year term loans and up to $10.0 million in five-year stand-by letters of credit. The borrowings under our credit facility will initially accrue interest at an annual rate of LIBOR plus 1.50% and we will pay letter of credit fees based on an initial annual rate of 0.75%. Our obligations under the facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of Affirmative Insurance Company. The facility contains certain financial covenants, which include combined ratio, risk-based capital requirement, fixed charge coverage ratio, consolidated net worth and consolidated net income requirements, and other restrictive covenants governing distributions and management changes. The proceeds are available to issue letters of credit securing our obligations under reinsurance agreements, to fund general working capital for our agency operations, capital surplus for our insurance companies and to finance acquisitions activities.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Due to significant implementation concerns, the FASB modified the wording of FIN 46 and issued FIN 46R in December 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to pre-existing entities other than Special Purpose Entities (“SPEs”) until financial statements are issued for periods ending after March 15, 2004. SPEs are subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Our adoption of FIN 46 and FIN 46R did not have a material impact on our consolidated financial position or consolidated results of operations.

Special Note Regarding Forward-Looking Statements

Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in our filings with the Securities and Exchange Commission. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information is intended to provide information about how the transfer to us by Vesta of all economic interest in the NSA Business beginning January 1, 2004 may have affected our historical financial statements if the results of the NSA Business had been combined for the periods presented. Because the NSA Business is not associated with any single legal entity, it does not have historical balance sheets reflecting a separate investment portfolio and stockholders’ equity, nor does it have complete statements of operations reflecting investment income, investments gains and losses and income taxes. We have made pro forma adjustments to our historical consolidated statements of operations for the underwriting results of the NSA Business. The following unaudited pro forma financial information does not necessarily reflect the results of operations that may have actually resulted had the transactions described occurred as of the dates indicated, nor should the following unaudited pro forma information be taken as necessarily indicative of our future results of operations.

	Three Months Ended June 30, 2003
	Affirmative	Pro Forma	Affirmative
	Historical	Adjustments	Pro Forma
	As Reported(1)	and Eliminations(2)	Combined
	(in thousands, except per share data)
Revenues
Net premiums earned	$—	$41,795	$41,795
Commissions and fees	23,357	(6,935)	16,422
Net investment income (3)	52	—	52
Realized losses (3)	(9)	—	(9)
Other	—	773	773

Total revenues	23,400	35,633	59,033

Expenses
Losses and loss adjustment expenses	—	28,592	28,592
Policy acquisition and operating expenses	17,529	7,149	24,678
Interest expense	265	—	265

Total expenses	17,794	35,741	53,535

Net income before income taxes, minority interest and equity interest in unconsolidated subsidiaries	5,606	(108)	5,498
Income tax expense (4)	2,004	(39)	1,965
Minority interest, net of income taxes	10	—	10
Equity interest in unconsolidated subsidiaries, net of income taxes	—	—	—

Net income	$3,592	$(69)	$3,523

Net income per common share — Basic	$0.36	$(0.01)	$0.35

Net income per common share — Diluted	$0.36	$(0.01)	$0.35

	Six Months Ended June 30, 2003
	Affirmative	Pro Forma	Affirmative
	Historical	Adjustments	Pro Forma
	As Reported(1)	and Eliminations(2)	Combined
	(in thousands, except per share data)
Revenues
Net premiums earned	$—	$80,466	$80,466
Commissions and fees	50,593	(13,527)	37,066
Net investment income (3)	102	—	102
Realized gains (3)	435	—	435
Other	—	1,685	1,685

Total revenues	51,130	68,624	119,754

Expenses
Losses and loss adjustment expenses	—	55,104	55,104
Policy acquisition and operating expenses	36,263	13,222	49,485
Interest expense	370	—	370

Total expenses	36,633	68,326	104,959

Net income before income taxes, minority interest and equity interest in unconsolidated subsidiaries	14,497	298	14,795
Income tax expense (4)	5,183	105	5,288
Minority interest, net of income taxes	256	—	256
Equity interest in unconsolidated subsidiaries, net of income taxes	—	—	—

Net income	$9,058	$193	$9,251

Net income per common share — Basic	$0.90	$0.02	$0.92

Net income per common share — Diluted	$0.90	$0.02	$0.92

(1)	Effective December 31, 2003, we acquired 100% of the stock of two insurance companies — Affirmative Insurance Company and Insura — from Vesta, in exchange for shares of our common stock. We accounted for our acquisitions of the insurance companies at Vesta’s historical carrying values as transfers of net assets between entities under common control in accordance with SFAS No. 141. The acquisition was accounted for as a pooling of interests. Accordingly, our historical financial information shown above reflect our historical results of operations and the results of Affirmative Insurance Company and Insura on a combined basis, as if this transaction had been consummated prior to the periods presented. Prior to December 31, 2003, Vesta reinsured 100% of the NSA Business written by Affirmative Insurance Company and Insura. As a result of this reinsurance agreement, our historical statements of operations do not include the underwriting results of the NSA Business written by our insurance companies, but only certain revenues, primarily policy fees that were not ceded to Vesta.

(2)	Reflects pro forma adjustments to include the underwriting results of the NSA Business, including the portion written or assumed by our consolidated insurance companies that we historically ceded to Vesta, as well as other revenues and expenses associated with the NSA Business that were earned or incurred by other Vesta insurance company subsidiaries that we do not consolidate, after eliminating commissions and fees and associated expenses paid to us by those other unconsolidated companies

(3)	Reflects the historical results of the investment portfolios of Affirmative Insurance Company and Insura that we acquired effective December 31, 2003.

(4)	Because the NSA Business is not associated with any single legal entity, it does not have complete statements of operations reflecting income taxes, therefore income taxes were assumed.

The following unaudited pro forma financial information is presented for our business segments and is intended to provide information about how the transfer to us of the future economic interest in the NSA Business effective December 31, 2003 may have affected our historical statements of operations of these business segments if the results of this business had been combined for the periods presented.

	Three Months Ended June 30, 2003
		Insurance			Consolidated
	Agency	Company	Corporate	Pro Forma	Pro Forma
	Segment(1)	Segment(2)	Segment(1)	Eliminations(3)	Total
	(in thousands)
Revenues
Net premiums earned	$—	$41,795	$—	$—	$41,795
Commissions and fees	33,572	5,549	—	(22,699)	16,422
Net investment income (4)	12	40	—	—	52
Realized gains (losses) (4)	1	(10)	—	—	(9)
Other	—	773	—	—	773

Total revenues	33,585	48,147	—	(22,699)	59,033

Expenses
Losses and loss adjustment expenses	—	28,592	—	—	28,592
Policy acquisition and operating expenses	30,195	17,182	—	(22,699)	24,678
Interest expense	—	—	265	—	265

Total expenses	30,195	45,774	265	(22,699)	53,535

Net income before income taxes, minority interest and equity interest in unconsolidated subsidiaries	3,390	2,373	(265)	—	5,498
Income tax expense	1,212	848	(95)	—	1,965
Minority interest, net of income taxes	10	—	—	—	10
Equity interest in unconsolidated subsidiaries, net of income taxes	—	—	—	—	—

Net income	$2,168	$1,525	$(170)	$—	$3,523

	Six Months Ended June 30, 2003
		Insurance			Consolidated
	Agency	Company	Corporate	Pro Forma	Pro Forma
	Segment(1)	Segment(2)	Segment(1)	Eliminations(3)	Total
	(in thousands)
Revenues
Net premiums earned	$—	$80,466	$—	$—	$80,466
Commissions and fees	72,749	10,633	—	(46,316)	37,066
Net investment income (4)	23	79	—	—	102
Realized gains (4)	2	433	—	—	435
Other	—	1,685	—	—	1,685

Total revenues	72,774	93,296	—	(46,316)	119,754

Expenses
Losses and loss adjustment expenses	—	55,104	—	—	55,104
Policy acquisition and operating expenses	63,479	32,322	—	(46,316)	49,485
Interest expense	—	—	370	—	370

Total expenses	63,479	87,426	370	(46,316)	104,959

Net income before income taxes, minority interest and equity interest in unconsolidated subsidiaries	9,295	5,870	(370)	—	14,795
Income tax expense	3,323	2,098	(133)	—	5,288
Minority interest, net of income taxes	256	—	—	—	256
Equity interest in unconsolidated subsidiaries, net of income taxes	—	—	—	—	—

Net income	$5,716	$3,772	$(237)	$—	$9,251

1)	The unaudited pro forma statement of operations information for the agency segment and the corporate segment has been derived from our historical business segment information presented in the financial statements included in this report.

2)	The unaudited pro forma statement of operations information for the insurance segment has been derived from our historical business segment information presented in the financial statements included in this report. The pro forma adjustments reflect the results of the NSA Business as reported by Vesta in the segment footnote of Vesta’s financial statements, including 100% of the net premium earned by Vesta on non-standard personal automobile insurance policies during 2003 as well as policy fees and other revenues and expenses that were earned or incurred by Vesta’s insurance company subsidiaries other than Affirmative Insurance Company and Insura during 2003.

3)	The commissions and fees paid to our underwriting agencies by our consolidated insurance companies and the other Vesta insurance subsidiaries whose results have been included on a pro forma basis, and the associated expenses, are eliminated in pro forma eliminations.

4)	The net investment income and realized gains reflected in the unaudited pro forma statements of operations reflect the historical results of the investment portfolios of Affirmative Insurance Company and Insura that we acquired on December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that interest rate risk and credit risk are the two types of market risk to which we are principally exposed.

Interest rate risk. Our investment portfolio consists principally of investment-grade, fixed income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general the fair market value of a portfolio of fixed income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The fair value of our fixed income securities as of June 30, 2004 was $53.3 million. The effective duration of the portfolio as of June 30, 2004 was 3.9 years. Should the market interest rates increase 1.0%, our fixed income investment portfolio would be expected to decline in market value by 3.9%, or $2.1 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 3.9%, or $2.1 million, increase in the market value of our fixed income investment portfolio.

Credit risk. An additional exposure to our fixed income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment grade securities and limiting our exposure to a single issuer. As of June 30, 2004, our fixed income investments were invested in the following: U.S. Treasury securities — 11.6%, mortgage-backed securities — 4.0%, municipal securities — 27.9% and corporate securities — 56.5%. As of June 30, 2004, all of our fixed income securities were rated investment grade by nationally recognized statistical rating organizations.

We are subject to credit risks with respect to our reinsurers. Although a reinsurer is liable for losses to the extent of the coverage which it assumes, our reinsurance contracts do not discharge our insurance companies from primary liability to each policyholder for the full amount of the applicable policy, and consequently our insurance companies remain obligated to pay claims in accordance with the terms of the policies regardless of whether a reinsurer fulfills or defaults on its obligations under the related reinsurance agreement. In order to mitigate credit risk to reinsurance companies, we attempt to select financially strong reinsurers with an A.M. Best rating of “A-” or better and continue to evaluate their financial condition.

At June 30, 2004, we had a total of $96.0 million of receivables from reinsurers, of which $49.4 million was due from Vesta Fire. Our reinsurance agreements with Vesta Fire allow us and Vesta Fire to offset amounts due to one another under these agreements. At June 30, 2004, we owed Vesta Fire $30.6 million under a quota share reinsurance agreement. Vesta Fire is currently rated “B” (Fair) by A.M. Best. If Vesta Fire’s A.M. Best financial strength rating remained below “B+” after the consummation of our initial public offering, we would have the right to require Vesta Fire to provide a letter of credit or establish a trust account to collateralize the net amount due to us from Vesta Fire under these reinsurance agreements. We anticipate the reinsurance recoverable due from Vesta Fire to decline over time as the loss and loss adjustment expenses that were ceded related to the non-standard automobile business written by us prior to December 31, 2003 are paid. On July 27, 2004, we notified Vesta to establish a trust account collateralizing the net amount due to us in the amount of $18.7 million, due to the fact that Vesta Fire’s A.M. Best rating was below a “B+” after the consummation of our initial public offering.

As part of the terms of the acquisition of Affirmative Insurance Company and Insura, Vesta has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of June 30, 2004, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Effects of inflation. We do not believe that inflation has a material effect on our results of operations, except for the effect that inflation may have on interest rates and claims costs. The effects of inflation are considered in pricing and estimating reserves for unpaid claims and claim expenses. The actual effects of inflation on our results are not known until claims are ultimately settled. In addition to general price inflation, we are exposed to a persisting long-term upward trend in the cost of judicial awards for damages. We attempt to mitigate the effects of inflation in our pricing and establishing of loss and loss adjustment expense reserves.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information concerning Affirmative and its consolidated subsidiaries required to be included in our periodic SEC reports.

There have been no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We and our subsidiaries are named from time to time as defendants in various legal actions arising in the ordinary course of our business and arising out of or related to claims made in connection with our insurance policies, claims handling and employment related disputes. The plaintiffs in some of these lawsuits have alleged bad faith or extra-contractual damages and some have claimed punitive damages. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations.

We are the subject of a purported class action in South Carolina alleging that we have improperly denied coverage for losses resulting from the operation of insured vehicles by undisclosed “permissive use drivers”. The non-standard personal automobile policies in question were issued by a subsidiary of Vesta and were sold through Driver’s Choice, one of our underwriting agencies. The plaintiff seeks injunctive relief and contract reformation, as well as an unspecified amount of compensatory and punitive damages, costs and interest based on claims for breach of contract, bad faith, fraud and negligence. This matter is still in the early procedural stages and as of the date of this report the class had not been certified. Although we are vigorously defending this lawsuit, the ultimate outcome of this case is uncertain.

On May 6, 2004, the former minority owners of our InsureOne retail agency, including InsureOne’s former president, filed a complaint in the United States District Court for the Northern District of Illinois alleging causes of action against us and three of our executive officers under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as causes of action for fraudulent misrepresentation, negligent misrepresentation and breach of fiduciary duty in connection with our purchase of the plaintiffs’ 20% minority interest in this retail agency in 2003. The plaintiffs seek damages equal to the difference between the amount paid for the 20% interest and the court’s determination of the value of this interest, plus attorneys’ fees and court costs. InsureOne filed a motion to dismiss this case, and we anticipate that no other substantive action will occur until the Court rules on the motion to dismiss. We believe this complaint is without merit, and we are vigorously contesting the claims brought by the plaintiffs and are exercising all available rights and remedies against them.

InsureOne’s former president is also a defendant, along with eight former employees of InsureOne, in actions we brought in the Circuit Court of Cook County, Illinois in December 2003 and in the United States District Court for the Eastern District of Missouri in February 2004 to enforce non-compete and non-solicitation agreements entered into with those employees. Both courts have entered interim orders prohibiting the defendants from hiring any employees of InsureOne or one of our other underwriting agencies. These orders are in effect until September 2004, when the trial in the Illinois case of our claims for permanent injunctive relief and an undetermined amount of compensatory and punitive damages is scheduled. On May 17, 2004, the former president of InsureOne filed a counterclaim in the Illinois case seeking unspecified compensatory damages, specific performance, attorneys’ fees and court costs based on causes of action for breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty in connection with Vesta’s original acquisition of the InsureOne business in 2002, the claimant’s employment with InsureOne and our purchase of the 20% minority interest in InsureOne in 2003. InsureOne filed a motion to dismiss the counterclaim, and that motion is pending before the Court. We believe the counterclaim is without merit. We are vigorously contesting the counterclaim and are exercising all rights and remedies available to us.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

We completed an initial public offering of our common stock pursuant to a Registration Statement on Form S-1, File No. 333-113793, which was declared effective by the SEC on July 9, 2004. Piper Jaffray acted as lead manager and sole book-runner and William Blair & Company, Sandler O’Neill & Partners, L.P. and Raymond James served as co-managers. We issued 4,420,000 additional shares of our common stock and Vesta sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from Vesta. At the conclusion of these transactions, Vesta owned approximately 42.6% of our issued and outstanding capital stock. We received gross proceeds of $71.2 million and net proceeds of $65.3 million from the initial public offering of our common stock. We contributed $64.3 million of our net proceeds to our insurance company subsidiaries, Affirmative Insurance Company and Insura, in order to increase their statutory surplus and allow us to reduce our reinsurance purchases and retain more gross premiums written over time. The remaining $1.0 million of net proceeds was retained for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other information

None.

Item 6. Exhibits and Reports on Form 8-K

a)	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

3.2	Amended and Restated Bylaws of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1 filed with the SEC on June 14, 2004, File No. 333-113793).

4.2	Form of Registration Rights Agreement between Affirmative Insurance Holdings, Inc. and Vesta Insurance Group, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

b)	Reports on Form 8-K.

None.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: August 11, 2004

/s/ Timothy A. Bienek

By: Timothy A. Bienek
Executive Vice President and Chief Financial Officer
(and in his capacity as Principal Financial Officer)