Form 10-Q
period 2004-09-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2004-11-15
CIK 1282543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
to
Commission file number 000-50795

AFFIRMATIVE INSURANCE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	75-2770432 (I.R.S. Employer Identification No.)

4450 Sojourn Drive, Suite 500 Addison, Texas (Address of principal executive offices)	75001 (Zip Code)

(972) 728-6300
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock,
$.01 par value, as of November 8, 2004
16,835,720

Affirmative Insurance Holdings, Inc.
Index

Part I

Item 1. Financial Statements
Affirmative Insurance Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
September 30, 2004 and December 31, 2003

	September 30,	December 31,
	2004	2003
	(dollars in thousands, except
	share data)
Assets
Fixed maturities - available for sale, at fair value (amortized cost 2004: $116,444; 2003: $6,623)	$117,119	$6,610
Short-term investments	3,981
Other invested assets	—	928

	121,100	7,538
Cash and cash equivalents	37,181	15,358
Fiduciary and restricted cash	17,989	9,467
Accrued investment income	1,262	47
Premiums and fees receivable (includes related parties - 2004: $25,271; 2003: $35,458)	115,440	75,596
Commissions receivable (includes related parties - 2004: $3,584; 2003: $2,340)	7,855	7,043
Receivable from reinsurers (includes related parties - 2004: $44,801; 2003: $87,584)	112,828	94,526
Deferred acquisition costs	17,875	14,371
Receivable from affiliates	108	—
Deferred tax asset	4,207	—
Property and equipment, net	7,068	6,519
Goodwill	65,579	65,010
Other intangible assets, net	14,043	14,586
Other assets	8,171	4,518

Total assets	$530,706	$314,579

Liabilities and Stockholders’ Equity
Liabilities
Reserves for losses and loss adjustment expenses	103,870	58,507
Unearned premium (includes related parties - 2004: $23,289; 2003: $35,458)	95,725	71,226
Amounts due reinsurers (includes related parties - 2004: $42,220; 2003: $15,664)	70,967	19,633
Payable to affiliates	—	86
Deferred revenue	23,185	15,451
Federal income taxes payable	6,838	7,687
Deferred income taxes	—	1,254
Notes payable	—	10,020
Consideration due for acquisitions	1,149	4,275
Other liabilities	28,786	13,063

Total liabilities	330,520	201,202

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 16,835,720 shares issued and outstanding at September 30, 2004; 40,000,000 shares authorized; 11,557,215 shares issued and outstanding at December 31, 2003	168	116
Warrants	—	157
Additional paid-in capital	151,789	84,074
Accumulated other comprehensive income (loss)	450	(9)
Retained earnings	47,779	29,039

Total stockholders’ equity	200,186	113,377

Total liabilities and stockholders’ equity	$530,706	$314,579

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.

Consolidated Statements of Operations — (Unaudited)
Three Months Ended September 30, 2004 and 2003
Nine Months Ended September 30, 2004 and 2003

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Revenues
Net premiums earned	$50,328	$—	$141,276	$—
Commission income (includes related parties - three months, 2004: $1,022; 2003: $8,372, nine months, 2004: $2,577; 2003: $19,650)	6,850	11,741	26,050	36,669
Fee income (includes related parties - three months, 2003: $3,992, nine months, 2003: $10,706)	13,243	9,774	40,560	30,055
Claims processing fees (includes related parties - three months, 2003: $2,266, nine months, 2003: $6,271)	1,343	2,536	2,698	7,920
Net investment income	799	46	1,389	148
Realized gains (losses)	11	16	(9)	451

Total revenues	72,574	24,113	211,964	75,243

Expenses
Losses and loss adjustment expenses	35,468	—	95,325	—
Policy acquisition expenses	15,109	3,967	41,382	12,220
Employee compensation and benefits	7,193	8,729	28,102	27,006
Depreciation and amortization	1,166	784	3,011	2,466
Operating expenses	2,929	4,272	12,033	12,323
Interest expense	135	239	526	609

Total expenses	62,000	17,991	180,379	54,624

Net income before income taxes, minority interest and equity interest in unconsolidated subsidiaries	10,574	6,122	31,585	20,619
Income tax expense	4,150	2,189	11,668	7,372
Minority interest, net of income taxes	274	89	581	345
Equity interest in unconsolidated subsidiaries, net of income taxes	173	174	596	174

Net income	$5,977	$3,670	$18,740	$12,728

Net income per common share - Basic	$0.38	$0.36	$1.43	$1.26

Net income per common share - Diluted	$0.37	$0.36	$1.42	$1.26

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — (Unaudited)
Nine Months Ended September 30, 2004 and 2003

						Accumulated
	Common Stock			Additional		Other	Total
				Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Warrants	Capital	Earnings	Income (Loss)	Equity
		(dollars in thousands, except share data)
Balance, December 31, 2002	10,031,615	$100	$157	$67,745	$9,982	$363	$78,347
Comprehensive income:
Net income					12,728		12,728
Other comprehensive loss						(333)	(333)

Total comprehensive income							12,395
Issuance of common stock	53,615	1	—	407			408

Balance, September 30, 2003	10,085,230	$101	$157	$68,152	$22,710	$30	$91,150

Balance, September 31, 2003	11,557,215	$116	$157	$84,074	$29,039	$(9)	$113,377
Comprehensive income:
Net income					18,740		18,740
Other comprehensive income						459	459

Total comprehensive income							19,199
Issuance of common stock	5,278,505	52	(157)	67,715			67,610

Balance, September 30, 2004	16,835,720	$168	$—	$151,789	$47,779	$450	$200,186

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.

Consolidated Statements of Cash Flows — (Unaudited)
Nine Months Ended September 30, 2004 and 2003

	Nine months ended
	September 30,
	2004	2003
	(dollars in thousands)
Cash flows from operating activities
Net income	$18,740	$12,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,011	2,466
Undistributed equity in unconsolidated subsidiaries	596	174
Realized (gain) loss on sale of bonds	9	(451)
Changes in assets and liabilities:
Fiduciary and restricted cash	(8,522)	2,672
Premiums and commissions receivable	(55,382)	17,920
Reserves for loss and loss expenses	45,363	(3,426)
Amounts due reinsurers	13,032	(20,012)
Receivable from affiliates	(194)	20,078
Deferred revenue	7,734	2,773
Unearned premiums	24,499	(6,937)
Deferred acquisition costs	(3,504)	—
Other	4,193	(2,953)

Net cash provided by operating activities	49,575	25,032

Cash flows from investing activities
Proceeds from the sale of bonds	15,726	5,047
Cost of bonds acquired	(94,515)	(5,754)
Purchases of property and equipment	(3,002)	(1,702)
Net cash paid for acquisitions	(3,110)	(15,019)

Net cash used in investing activities	(84,901)	(17,428)

Cash flows from financing activities
Principal payments under capital lease obligation	(341)	(149)
Principal payments on note payable	(10,020)	(3,968)
Proceeds from issuance of common stock	67,510	408

Net cash provided by (used in) financing activities	57,149	(3,709)

Net increase in cash and cash equivalents	21,823	3,895
Cash and cash equivalents, beginning of period	15,358	2,260

Cash and cash equivalents, end of period	$37,181	$6,155

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.	General

Affirmative Insurance Holdings, Inc., (“we”, “us”, “our”) is an insurance holding company and is engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in highly targeted geographic areas. Our subsidiaries include two insurance companies, four underwriting agencies and four retail agencies with 146 retail store locations as of September 30, 2004. We offer our products and services in 11 states, including Texas, Illinois, California and Florida. Our growth has been achieved principally as a result of the acquisition and integration of six retail and/or underwriting agencies in 2001 and 2002. We were formerly known as Instant Insurance Holdings, Inc., and we incorporated in Delaware on June 25, 1998.

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

Our unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our accounts and the accounts of our operating subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2003 included in our initial public offering prospectus filed with the SEC.

The interim financial data as of September 30, 2004 and for the nine months ended September 30, 2004 and 2003 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. We have elected to continue to apply APB Opinion No. 25 (“APB 25”) Accounting for Stock Issued to Employees and related interpretations in accounting for stock options.

The following table illustrates the effect on our net income and net income per share if we had applied SFAS 123 to stock-based compensation (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$5,977	$3,670	$18,740	$12,728
Add: stock-based employee compensation expense included in reported net income, net of related income taxes	18	—	18	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(144)	(62)	(190)	(187)

Net income, pro forma	$5,851	$3,608	$18,568	$12,541

Basic earnings per share - as reported	$0.38	$0.36	$1.43	$1.26
Basic earnings per share - pro forma	$0.37	$0.36	$1.42	$1.24
Diluted earnings per share - as reported	$0.37	$0.36	$1.42	$1.26
Diluted earnings per share - pro forma	$0.36	$0.36	$1.40	$1.24

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

In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance with respect to the meaning of other-than temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. In September 2004, the FASB issued a Staff Position, FSP EITF 03-1-1, delaying the effective date for the measurement and recognition guidance included in EITF 03-1, and also issued an exposure draft, FSP EITF 03-1a, which proposes guidance relating to debt securities that are impaired because of interest rate and/or sector spread increases. The delay in the effective date for the measurement and recognition guidance of EITF 03-1 did not suspend existing requirements for assessing whether investment impairments are other-than-temporary.

3.	Reinsurance

The effect of reinsurance on premiums written and earned is as follows (dollars in thousands):

	Three months ended		Three months ended
	September 30, 2004		September 30, 2003
	Written	Earned	Written	Earned
Direct	$50,970	$41,245	$27,226	$30,078
Assumed - affiliate	15,791	11,063	—	—
Assumed - non affiliate	9,264	15,255	—	—
Ceded - affiliate	(1,072)	(2,214)	(27,226)	(30,078)
Ceded - non affiliate	(4,631)	(15,021)	—	—

	$70,322	$50,328	$—	$—

	Nine months ended		Nine months ended
	September 30, 2004		September 30, 2003
	Written	Earned	Written	Earned
Direct	$143,819	$111,776	$88,884	$95,808
Assumed - affiliate	60,697	71,491	—	—
Assumed - non affiliate	17,811	15,939	—	—
Ceded - affiliate	(4,096)	(17,860)	(88,884)	(95,808)
Ceded - non affiliate	(59,651)	(40,070)	—	—

	$158,580	$141,276	$—	$—

The amount of unpaid loss and loss adjustment expenses and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations are as follows (dollars in thousands):

As of September 30,
2004
Affiliate
Loss and loss adjustment expense	$33,421
Unearned premiums	3,108

Total	$36,529

Non affiliate
Loss and loss adjustment expense	$21,008
Unearned premiums	19,566

Total	$40,574

As of and for the nine months ended, September 30, 2004, we have ceded $29.0 million of paid losses and $39.3 million of incurred losses to various reinsurers.

Effective January 1, 2004, we entered into two quota share reinsurance agreements with unaffiliated reinsurers with variable cession percentages, which provided us with an option to cede less of the business produced by our underwriting agencies to these reinsurers in the last two quarters of 2004.

•	Illinois, Indiana, Missouri. This agreement covers all business written through our underwriting agencies in these states from January 1, 2004 and continues in force until terminated by us or our reinsurers at any December 31 with not less than 90 days’ prior notice. We ceded 60.0% of gross premiums written for the first six months of 2004, and effective July 1, 2004, we have reduced the amount of business we cede to our reinsurers on all business written through our underwriting agencies in these states from 60.0% to 20.0% for the second half of 2004. We have provided notification of our intent to terminate this agreement on December 31, 2004 on a cut-off basis, meaning the reinsurers retain the liability for all losses occurring prior to December 31, 2004 related to this agreement and the ceded unearned premium for unexpired policies in force is returned to us. This agreement contains a loss corridor where the company remains liable for 100% of the losses between a loss ratio of 72.0% and 77.0%. This agreement also contains a provision that limits reinsurers liability to a loss ratio of 100.0%. The effect of these features in this agreement is to limit the reinsurers aggregate exposure to loss and thereby reduce the ultimate cost to us as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by us. While we do not receive pro rata protection relative to the amount of premiums ceded, the amount of such protection is significant, as determined in accordance with guidance under both statutory accounting practices and GAAP. The reinsurance under this agreement is provided by Hannover Re, which reinsures 50% of the premiums we cede, Swiss Re, which reinsures 20.83% of the premiums we cede, and AXA Re, which reinsures 29.17% of the premiums we cede. Hannover Re, Swiss Re, and AXA Re are rated “A”, “A+”, and “A-”, respectively, by A.M. Best.

•	New Mexico and South Carolina. This agreement covers substantially all of our business written through our underwriting agencies in these states from January 1, 2004 and continues in force until terminated by us or our reinsurers at any December 31 with not less than 90 days’ prior notice. We ceded 75.0% of gross premiums written in the first six months of 2004, and effective July 1, 2004, we have reduced the amount of business we cede to our reinsurers on all business written through our underwriting agencies in these states from 75.0% to 30.0% for the second half of 2004. We have provided notification of our intent to terminate this agreement on December 31, 2004 on a cut-off basis. The reinsurance under this agreement is provided by Chubb Re, which reinsures 86.7% of the premiums we cede, and AXA Re which reinsures 13.3% of the premiums we cede. Chubb Re and AXA Re are rated “A++” and “A-” respectively, by A.M. Best.

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

All of our quota share reinsurance agreements contain provisions for sliding scale commissions, under which the commission paid to us varies with the loss ratio results under each contract. The effect of this feature in the quota share reinsurance agreements is to limit the reinsurers aggregate exposure to loss and thereby reduce the ultimate cost to us as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by us. Before entering into these reinsurance agreements, and based on our prior operating history, we concluded that each agreement met the risk transfer test of SFAS No. 113 (“SFAS 113”) Accounting and Reporting for Reinsurance of Short-Durantion and Long-Duration Contracts as the reinsurers assume significant risk and have a reasonable possibility of significant loss.

4.	Related Party Transactions

We provide various services for Vesta and its subsidiaries, including underwriting, premium processing, and claims processing. For the three months and nine months ended September 30, the accompanying unaudited consolidated statements of operations reflect these services as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Commission income	$1,022	$8,372	$2,577	$19,650
Fee income	—	3,992	—	10,706
Claims processing fees	—	2,266	—	6,271

	$1,022	$14,630	$2,577	$36,627

In addition, we have presented, in the accompanying consolidated balance sheets, the following amounts related to contracts with Vesta and its subsidiaries (dollars in thousands):

	September 30,	December 31,
	2004	2003
Assets
Premiums and fees receivable	$25,271	$35,458
Commissions receivable	3,584	2,340
Receivable from reinsurer	44,801	87,584
Receivable from affiliates	108	—

	$73,764	$125,382

Liabilities
Unearned premium	$23,289	$35,458
Amounts due reinsurers	42,220	15,664
Payable to affiliates	—	86

	$65,509	$51,208

As part of the terms of the acquisition of Affirmative Insurance Company and Insura, Vesta has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of September 30, 2004, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Prior to May 2003, we leased office space from a minority shareholder of InsureOne Independent Agency, LLC. Total rent paid to the minority shareholder for the nine months ended September 30, 2003 was $682,000.

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

InsureOne’s former president is also a defendant, along with eight former employees of InsureOne, in actions we brought in the Circuit Court of Cook County, Illinois in December 2003 and in the United States District Court for the Eastern District of Missouri in February 2004 to enforce non-compete and non-solicitation agreements entered into with those employees. Both courts have entered interim orders prohibiting the defendants from hiring any employees of InsureOne or one of our other underwriting agencies. These orders are presently in effect until November 2004, when the trial in the Illinois case of our claims for permanent injunctive relief and an undetermined amount of compensatory and punitive damages was originally scheduled; provided however, a hearing has been scheduled for November 2004 to determine a new trial date, which is expected to be set either in December 2004 or January 2005. On May 17, 2004, the former president of InsureOne filed a counterclaim in the Illinois case seeking unspecified compensatory damages, specific performance, attorneys’ fees and court costs based on causes of action for breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty in connection with Vesta’s original acquisition of the InsureOne business in 2002, the claimant’s employment with InsureOne and our purchase of the 20% minority interest in InsureOne in 2003. InsureOne filed a motion to dismiss the counterclaim, and that motion is pending before the Court. We believe the counterclaim is without merit. We are vigorously contesting the counterclaim and are exercising all rights and remedies available to us.

6.	Credit Facility

On August 6, 2004, we entered into a senior secured credit facility with The Frost National Bank. Under this credit facility, the maximum amount available to us from time to time is $15.0 million, which may include up to $15.0 million under a two-year revolving line of credit, up to $10.0 million in five-year term loans and up to $10.0 million in five-year stand-by letters of credit. The borrowings under our credit facility will initially accrue interest at an annual rate of LIBOR plus 1.50% and we will pay letter of credit fees based on an initial annual rate of 0.75%. Our obligations under the facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of Affirmative Insurance Company. The facility contains certain financial covenants, which include combined ratio, risk-based capital requirement, fixed charge coverage ratio, consolidated net worth and consolidated net income requirements and other restrictive covenants governing distributions and management changes. The proceeds are available to issue letters of credit securing our obligations under reinsurance agreements, to fund general working capital for our agency operations, capital surplus for our insurance companies and to finance acquisition activities. Currently, we have not borrowed against our facility. As of September 30, 2004, we are in compliance with all of our financial and other restrictive covenants.

7.	Stockholders’ Equity

On March 12, 2004, we issued 35,216 shares of our common stock to E.B. Lyon, III, a minority stockholder, at a purchase price of $9.76 per share, for aggregate consideration of $343,809 in cash.

On March 12, 2004, we issued 39,944 shares of our common stock to LBL Partners, Ltd., a minority stockholder, at a purchase price of $9.76 per share, for aggregate consideration of $389,967 in cash.

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

On July 9, 2004, we completed our initial public offering of our common stock. We issued 4,420,000 additional shares of our common stock and Vesta sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from Vesta. Our net proceeds from the offering were $65.3 million, after deducting our estimated offering expenses. We contributed $64.3 million of the net proceeds to our insurance companies in order to increase their statutory surplus. This additional capital allowed us to reduce our reinsurance purchases and retain more gross premiums. The remaining $1.0 million of net proceeds were held for general corporate purposes. At the conclusion of these transactions, Vesta owned approximately 42.6% of our issued and outstanding capital stock.

On September 28, 2004, we issued 80,837 shares of our common stock to Vesta Insurance Group, Inc. in connection with the exercise of options, with an exercise price of $7.59 per share, which we originally issued to Vesta on June 30, 2000.

8.	Earnings per Share

The provisions of SFAS No. 128 (“SFAS 128”) Earnings per Share require presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128 is presented below:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(dollars in thousands, except number of
	shares and per share amounts)
Three months ended September 30, 2004
Basic Earnings per Share
Net Income	$5,977	15,931,171	$0.38

Diluted Earnings per Share
Net Income	$5,977	15,931,171	$0.38
Effect of Dilutive Securities	—	249,995	(0.01)

	$5,977	16,181,166	$0.37

Three months ended September 30, 2003
Basic Earnings per Share
Net Income	$3,670	10,085,230	$0.36

Diluted Earnings per Share
Net Income	$3,670	10,085,230	$0.36
Effect of Dilutive Securities	—	19,887	—

	$3,670	10,105,117	$0.36

Nine months ended September 30, 2004
Basic Earnings per Share
Net Income	$18,740	13,072,295	$1.43

Diluted Earnings per Share
Net Income	$18,740	13,072,295	$1.43
Effect of Dilutive Securities	—	165,540	(0.01)

	$18,740	13,237,835	$1.42

Nine months ended September 30, 2003
Basic Earnings per Share
Net Income	$12,728	10,076,589	$1.26

Diluted Earnings per Share
Net Income	$12,728	10,076,589	$1.26
Effect of Dilutive Securities	—	19,887	—

	$12,728	10,096,476	$1.26

Options to purchase 847,008 shares of common stock at prices ranging from $7.59 to $9.49 were outstanding at September 30, 2003 but were not included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2003, because the inclusion would result in an anti-dilutive effect in periods where the option exercise price exceeded the average estimated market price per share for the period.

9.	Segment Information

In June 1997, the FASB issued SFAS No. 131 (“SFAS 131”) Disclosures about Segments of an Enterprise and Related Information. SFAS 131 defines an operating segment as a component of an enterprise if it meets the following criteria: (1) it engages in business activities from which it may earn revenue and incur expenses; (2) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker; and (3) for which discrete financial information is available.

We have reflected the requirements of SFAS 131 for the three months and nine months ended September 30, 2004 and 2003 in the following tables for our three operating segments: agency segment, insurance segment, and corporate segment.

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

	Agency	Insurance	Corporate		Affirmative
Three months ended September 30, 2004	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
Net premiums earned	$—	$50,328	$—	$—	$50,328
Commission income	24,582	—	—	(17,732)	6,850
Fee income	10,299	7,000	—	(4,056)	13,243
Claims processing fees	7,274	—	—	(5,931)	1,343
Investment income	23	776	—	—	799
Realized gains	2	9	—	—	11

Total revenues	42,180	58,113	—	(27,719)	72,574
Expenses:
Losses and loss adjustment expenses incurred	—	35,468	—	—	35,468
Policy acquisition expenses	7,136	18,191	—	(10,218)	15,109
Employee compensation and benefits	14,214	—	—	(7,021)	7,193
Depreciation and amortization	1,166	—	—	—	1,166
Operating expenses	12,696	447	266	(10,480)	2,929
Interest expense	—	—	135	—	135

Total expenses	35,212	54,106	401	(27,719)	62,000
Net income (loss) before income taxes, minority interest and equity interest	6,968	4,007	(401)	—	10,574
Income tax expense (benefit)	2,743	1,559	(152)	—	4,150
Minority interest, net of tax	274	—	—	—	274
Equity interest in unconsolidated subsidiaries, net of tax	—	—	173	—	173

Net income (loss)	$3,951	$2,448	$(422)	$—	$5,977

Total assets	$218,180	$299,618	$12,908	$—	$530,706

	Agency	Insurance	Corporate		Affirmative
Three months ended September 30, 2003	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
Revenues:
Net premiums earned	$—	$—	$—	$—	$—
Commission income	18,660	—	—	(6,919)	11,741
Fee income	9,746	2,404	—	(2,376)	9,774
Claims processing fees	6,211	—	—	(3,675)	2,536
Investment income	6	40	—	—	46
Realized gains (losses)	(8)	24	—	—	16

Total revenues	34,615	2,468	—	(12,970)	24,113
Expenses:
Losses and loss adjustment expenses incurred					—
Policy acquisition expenses	5,981	—	—	(2,014)	3,967
Employee compensation and benefits	13,705	—	—	(4,976)	8,729
Depreciation and amortization	784	—	—	—	784
Operating expenses	10,377	(125)	—	(5,980)	4,272
Interest expense	—	—	239	—	239

Total expenses	30,847	(125)	239	(12,970)	17,991
Net income (loss) before income taxes, minority interest and equity interest	3,768	2,593	(239)	—	6,122
Income tax expense (benefit)	1,347	927	(85)	—	2,189
Minority interest, net of tax	89	—	—	—	89
Equity interest in unconsolidated subsidiaries, net of tax	—	—	174	—	174

Net income (loss)	$2,332	$1,666	$(328)	—	$3,670

Total assets	$130,515	$135,381	$4,087	$—	$269,983

	Agency	Insurance	Corporate		Affirmative
Nine months ended September 30, 2004	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
Revenues:
Net premiums earned	$—	$141,276	$—	$—	$141,276
Commission income	71,938	—	—	(45,888)	26,050
Fee income	32,457	21,217	—	(13,114)	40,560
Claims processing fees	20,627	—	—	(17,929)	2,698
Investment income	58	1,331	—	—	1,389
Realized gains (losses)	3	(12)	—	—	(9)

Total revenues	125,083	163,812	—	(76,931)	211,964
Expenses:
Losses and loss adjustment expenses incurred	—	95,325	—	—	95,325
Policy acquisition expenses	21,526	55,711		(35,855)	41,382
Employee compensation and benefits	43,170	—	—	(15,068)	28,102
Depreciation and amortization	3,011	—	—	—	3,011
Operating expenses	35,938	1,837	266	(26,008)	12,033
Interest expense	—	—	526	—	526

Total expenses	103,645	152,873	792	(76,931)	180,379
Net income (loss) before income taxes, minority interest and equity interest	21,438	10,939	(792)	—	31,585
Income tax expense (benefit)	7,920	4,040	(292)	—	11,668
Minority interest, net of tax	581	—	—	—	581
Equity interest in unconsolidated subsidiaries, net of tax	—	—	596	—	596

Net income (loss)	$12,937	$6,899	$(1,096)	$—	$18,740

	Agency	Insurance	Corporate		Affirmative
Nine months ended September 30, 2003	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
Revenues:
Net premiums earned	$—	$—	$—	$—	$—
Commission income	58,182	—	—	(21,513)	36,669
Fee income	29,908	7,178	—	(7,031)	30,055
Claims processing fees	19,276	—	—	(11,356)	7,920
Investment income	29	119	—	—	148
Realized gains (losses)	(6)	457	—	—	451

Total revenues	107,389	7,754	—	(39,900)	75,243
Expenses:
Losses and loss adjustment expenses incurred					—
Policy acquisition expenses	18,818	—	—	(6,598)	12,220
Employee compensation and benefits	42,533	—	—	(15,527)	27,006
Depreciation and amortization	2,466	—	—	—	2,466
Operating expenses	30,509	(411)	—	(17,775)	12,323
Interest expense	—	—	609	—	609

Total expenses	94,326	(411)	609	(39,900)	54,624
Net income (loss) before income taxes, minority interest and equity interest	13,063	8,165	(609)	—	20,619
Income tax expense (benefit)	4,670	2,920	(218)	—	7,372
Minority interest, net of tax	345	—	—	—	345
Equity interest in unconsolidated subsidiaries, net of tax	—	—	174	—	174

Net income (loss)	$8,048	$5,245	$(565)	$—	$12,728

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes thereto presented in this Form 10-Q and our annual consolidated financial statements and the related notes as filed with the Securities and Exchange Commission in our Registration Statement on Form S-1, File No. 333-113793. This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated by such forward-looking statements.

Overview

We are an insurance holding company engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in highly targeted geographic areas. Our subsidiaries include two insurance companies, four underwriting agencies and four retail agencies with 146 retail store locations. We offer our products and services in 11 states, including Texas, Illinois, California and Florida.

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

Prior to January 1, 2004, our consolidated revenues were derived principally from commissions and fees, investment income and investment gains and losses. Prior to January 1, 2004, our consolidated expenses consisted primarily of expenses associated with underwriting activities, agents’ commissions and operations. Beginning January 1, 2004, our consolidated revenues also include net premiums earned and net investment income and our consolidated expenses also include losses, loss adjustment expenses and policy acquisition costs. We measure the total gross premiums written from which we derive commissions by our underwriting agencies or premiums by our insurance companies as our Total Controlled Premium. We report consolidated financial information in three business segments: our agency segment, our insurance company segment and our corporate segment.

Discussion and Analysis Provided

For periods prior to December 31, 2003, we managed Vesta’s non-standard personal automobile insurance business, or the NSA Business, and Vesta reported the financial results of this business in a separate financial reporting segment. The historical financial results of the NSA Business have been included in footnotes to Vesta’s financial statements, which are not included in this report. Accordingly, we are also providing supplemental financial information related to the NSA Business derived from these footnotes, all of which has been supplied to us by Vesta.

Results of Operations

The following table summarizes our historical results of operations by reporting segment. For more detailed information concerning the components of revenues and expenses by segment, please refer to Note 9 to our consolidated financial statements included in this report.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited in thousands)
Total Revenues:
Agency segment	$42,180	$34,615	$125,083	$107,389
Insurance segment	58,113	2,468	163,812	7,754
Corporate	—	—	—	—
Eliminations	(27,719)	(12,970)	(76,931)	(39,900)

Total	$72,574	$24,113	$211,964	$75,243

Total Expenses:
Agency segment	$35,212	$30,847	$103,645	$94,326
Insurance segment	54,106	(125)	152,873	(411)
Corporate	401	239	792	609
Eliminations	(27,719)	(12,970)	(76,931)	(39,900)

Total	$62,000	$17,991	$180,379	$54,624

Pretax Income:
Agency segment	$6,968	$3,768	$21,438	$13,063
Insurance segment	4,007	2,593	10,939	8,165
Corporate	(401)	(239)	(792)	(609)

Total	$10,574	$6,122	$31,585	$20,619

Comparison of the Three Months Ended September 30, 2004 to September 30, 2003

Consolidated. The following table displays our Total Controlled Premium by distribution channel for the three months ended September 30, 2004 and 2003:

	Three months ended
	September 30,
	2004	2003
	(Unaudited in thousands)
Our underwriting agencies:
Our retail stores	$30,982	$28,968
Independent agencies	46,571	39,095
Unaffiliated underwriting agencies	26,962	27,055

Total	$104,515	$95,118

Total Controlled Premium for the three months ended September 30, 2004 was $104.5 million, an increase of $9.4 million, or 9.9%, as compared to $95.1 million for the same period in 2003. The increase is primarily due to increased appointments of independent agents by our underwriting agencies, an unearned premium transfer related to the purchase of renewal rights of a New Mexico book of business and increases in both our retail agents and locations and partially offset by a decrease in premiums produced by unaffiliated underwriting agencies due to the reduction in premium volume from a cancelled program.

Total revenues for the three months ended September 30, 2004 were $72.6 million, an increase of $48.5 million, or 201.0%, as compared to total revenues of $24.1 million for the same period in 2003.

Total expenses for the three months ended September 30, 2004 were $62.0 million, an increase of $44.0 million, or 244.6%, as compared to total expenses of $18.0 million for the same period in 2003.

Pretax income for the three months ended September 30, 2004 was $10.6 million, an increase of $4.5 million, or 72.7%, as compared to pretax income of $6.1 million for the same period in 2003.

Income tax expense for the three months ended September 30, 2004 was $4.2 million, or an effective rate of 39.2%, as compared to income tax expense of $2.2 million, or an effective rate of 35.8% for the same period in 2003. The increase in income tax expense is primarily related to increases in state income taxes due to Affirmative falling below 80% ownership in July 2004 and therefore leaving Vesta’s federal and state consolidation group.

For the three months ended September 30, 2004, minority interest net of income taxes was $274,000 as compared to $89,000 for the same period in 2003.

Agency segment. Total revenues for the three months ended September 30, 2004 were $42.2 million, an increase of $7.6 million, or 21.9%, as compared to total revenues of $34.6 million for the same period in 2003.

Revenues for the three months ended September 30, 2004 and 2003 were generated primarily through commissions, policy fees and claims processing fees, as follows:

	Three months ended
	September 30,
	2004	2003
	(Unaudited in millions)
Commissions	$24.6	$18.7
Policy and other fees	10.3	9.7
Claims processing fees	7.3	6.2

Total	$42.2	$34.6

For the three months ended September 30, 2004, gross premiums written produced by our underwriting agencies were $77.6 million, an increase of $9.5 million, or 13.9%, as compared to $68.1 million for the same period in 2003. The principal reasons for the increase in gross premiums written were a $2.0 million unearned premium transfer related to the purchase of renewal rights of a New Mexico book of business, continued growth from our Florida underwriting agency, which had increased gross premiums written of $2.1 million as compared to the same period in 2003, principally driven by the expansion of a current product into new territories as well as a $3.5 million increase in gross premiums written by our Texas underwriting agencies as compared to the same period in 2003 due to additional appointments of independent agents.

Commissions for the three months ended September 30, 2004 were $24.6 million, an increase of $5.9 million, or 31.7%, as compared to commissions of $18.7 million for the same period in 2003. We earned commissions in both our underwriting agencies and retail agencies. Commissions for our underwriting agencies, which include both provisional and profit-sharing commissions, for the three months ended September 30, 2004 were $23.0 million, an increase of $5.9 million, or 34.8%, as compared to $17.0 million for the same period in 2003.

Provisional commissions for our underwriting agencies for the three months ended September 30, 2004 were $20.2 million, an increase of $4.3 million, or 26.8%, as compared to $16.0 million for the same period in 2003. The increase in provisional commissions was principally due to increased written premium volume compared to the same period in 2003 as well as increases in commission rates, which is eliminated in consolidation, caused by our insurance companies increased retention of premiums starting July 1, 2004.

Profit sharing commissions for our underwriting agencies for the three months ended September 30, 2004 were $2.8 million, an increase of $1.7 million, as compared to $1.1 million for the same period in 2003. The increase in profit sharing commissions was principally a result of continued favorable loss ratio development for business produced by our underwriting agencies as compared to loss ratios recorded as of the beginning of the period.

Commissions related to our retail agencies’ sales of unaffiliated insurance companies’ products were $1.6 million for the three months ended September 30, 2004, a decrease of $19,000, or 1.2%, as compared to $1.6 million for the same period in 2003, primarily due to the sale of Instant Auto Insurance Agency, in June 2003.

Policy and other fees for the three months ended September 30, 2004 were $10.3 million, an increase of $553,000, or 5.7%, as compared to $9.7 million for the same period in 2003. The increase in policy fees was primarily due to the increased production volume over the same period in 2003.

Claims processing fees for the three months ended September 30, 2004 were $7.3 million, an increase of $1.1 million, or 17.1%, as compared to $6.2 million for the same period in 2003, principally due to an increase in the amount of gross premiums earned on business that our underwriting agencies produced.

Total expenses for the three months ended September 30, 2004 were $35.2 million, an increase of $4.4 million, or 14.2%, as compared to total expenses of $30.8 million for the same period in 2003.

•	Policy acquisition expenses, comprised solely of commission expenses in our agency segment, for the three months ended September 30, 2004 were $7.1 million, an increase of $1.2 million, or 19.3%, as compared to $6.0 million for the same period in 2003, principally due to the increase in premiums written and slightly offset by a decline in average commission rate to 15.2% from 15.3% during the prior year. The decrease in average commission rate was primarily caused by a higher proportion of our premiums written in markets where we pay lower commission rates.

•	Employee compensation and benefit expenses for the three months ended September 30, 2004 were $14.2 million, an increase of $509,000, or 3.7%, as compared to $13.7 million for the same period in 2003. The increase in employee compensation and benefit expenses was principally due to increased headcount for the three months ended September 30, 2004 as compared to the same period in 2003.

•	Depreciation and amortization expenses for the three months ended September 30, 2004 were $1.2 million, an increase of $382,000, or 48.7%, as compared to $784,000 for the same period in 2003. The increases in depreciation and amortization expenses were principally due to increases in software and hardware purchases as well as the acceleration of certain software assets to match their newly estimated remaining lives.

•	Operating expenses for the three months ended September 30, 2004 were $12.7 million, an increase of $2.3 million, or 22.3%, as compared to $10.4 million for the same period in 2003. The change in operating expenses was primarily a result of increases in premium related expenses of $918,000 due to the $9.5 million increase in premium volume produced by our underwriting agencies, a $283,000 increase in advertising expenditures primarily due to the continued expansion of our retail branding, a $536,000 increase in professional fees primarily due to ongoing litigation efforts as well as a $119,000 increase in license and fees due primarily to increased franchise tax expenses.

Pretax income for the three months ended September 30, 2004 was $7.0 million, an increase of $3.2 million, or 84.9%, as compared to pretax income of $3.8 million for the same period in 2003. The pretax margin for the three months ended September 30, 2004 was 16.5%, an increase from the 10.9% pre-tax margin recorded in the same period in 2003.

Insurance company segment. Total revenues for the three months ended September 30, 2004 were $58.1 million, an increase of $55.6 million, as compared to total revenues of $2.5 million for the same period in 2003. The increase in total revenues was principally due to our retention of gross premiums written by our insurance companies following the termination of the reinsurance agreements with Vesta, which allowed us to start assuming premiums and losses that were previously ceded to Vesta Fire beginning January 1, 2004.

Net investment income for the three months ended September 30, 2004 was $776,000, an increase of $736,000 from net investment income of $40,000 for the same period in 2003. The increase is primarily due to the increase in the size of our investment portfolio due to the following; capital contributions into our insurance subsidiaries after our initial public offering, the settlement of the December 2003 reinsurance transaction with Vesta and operating cash flows, which increased our investment portfolio to $121.1 million as of September 30, 2004 as compared to $7.5 million as of December 31, 2003. Net realized capital gains for the three months ended September 30, 2004 were $9,000, compared to net realized capital gains of $24,000 for the same period in 2003.

Loss and loss adjustment expenses for the three months ended September 30, 2004, were $35.5 million compared to zero for the same period in 2003. Our loss and loss adjustment expense ratio for the three months ended September 30, 2004 was 61.9%. The increase in loss and loss adjustment expenses was due to our termination of the reinsurance agreements with Vesta.

Policy acquisition and operating expenses for the three months ended September 30, 2004 were $18.6 million compared to negative $125,000 for the same period in 2003. The increase in policy acquisition and operating expenses was due to our termination of the reinsurance agreements with Vesta. Our expense ratio for the three months ended September 30, 2004 was 32.5%. The negative expense recorded for the three months ended September 30, 2003 is a result of our insurance companies receiving ceding commissions in an amount greater than their policy acquisition and operating expenses.

Pretax income for the three months ended September 30, 2004 was $4.0 million, an increase of $1.4 million, or 54.5%, as compared to $2.6 million for the same period in 2003. The increase in pretax income was principally a result of the profitability of the business being retained starting January 1, 2004 as compared to the policy fees retained in the insurance segment in the prior year. Our combined ratio for the three months ended September 30, 2004 was 94.4%.

Corporate and other segment. Operating expense for the three months ended September 30, 2004 was $266,000 as compared to zero for the same period in 2003. Operating expenses include investor relations costs, directors and officers insurance as well as directors fees and travel expenses. Interest expense for the three months ended September 30, 2004 was $135,000, as compared to interest expense of $239,000 for the same period in 2003. The interest expense primarily represents interest payments on a note payable related to the Harbor Insurance Group, Inc. acquisition, which began in January 2003 when the final determination of the contingent payments was made. This note was paid off in September 2004.

Comparison of the Nine Months Ended September 30, 2004 to September 30, 2003

Consolidated. The following table displays our Total Controlled Premium by distribution channel for the nine months ended September 30, 2004 and 2003:

	Nine months ended
	September 30,
	2004	2003
	(Unaudited in thousands)
Our underwriting agencies:
Our retail stores	$96,025	$92,298
Independent agencies	141,983	122,298
Unaffiliated underwriting agencies	82,153	87,574

Total	$320,161	$302,170

Total Controlled Premium for the nine months ended September 30, 2004 was $320.2 million, an increase of $18.0 million, or 6.0%, as compared to $302.2 million for the same period in 2003. The increase is primarily due to increased appointments of independent agents by our underwriting agencies, an unearned premium transfer related to the purchase of renewal rights of a New Mexico book of business and increases in both our retail agents and locations, and partially offset by a decrease in premiums produced by unaffiliated underwriting agencies due to declining premium volume from a program in runoff.

Total revenues for the nine months ended September 30, 2004 were $212.0 million, an increase of $136.7 million, or 181.7%, as compared to total revenues of $75.2 million for the same period in 2003.

Total expenses for the nine months ended September 30, 2004 were $180.4 million, an increase of $125.8 million, or 230.2%, as compared to total expenses of $54.6 million for the same period in 2003.

Pretax income for the nine months ended September 30, 2004 was $31.6 million, an increase of $11.0 million, or 53.2%, as compared to pretax income of $20.6 million for the same period in 2003.

Income tax expense for the nine months ended September 30, 2004 was $11.7 million, or an effective rate of 36.9%, as compared to income tax expense of $7.4 million, or an effective rate of 35.8% for the same period in 2003. The increase in income tax expense is primarily related to increases in state income taxes due to Affirmative falling below 80% ownership in July 2004 and therefore leaving Vesta’s federal and state consolidation group.

For the nine months ended September 30, 2004, minority interest net of income taxes was $581,000 as compared to $345,000 for the same period in 2003.

Agency segment. Total revenues for the nine months ended September 30, 2004 were $125.1 million, an increase of $17.7 million, or 16.5%, as compared to total revenues of $107.4 million for the same period in 2003.

Revenues for the nine months ended September 30, 2004 and 2003 were generated primarily through commissions, policy fees and claims processing fees, as follows:

	Nine months ended
	September 30,
	2004	2003
	(Unaudited in millions)
Commissions	71.9	$58.2
Policy and other fees	32.5	29.9
Claims processing fees	20.6	19.3
Other	0.1	—

Total	$125.1	$107.4

For the nine months ended September 30, 2004, gross premiums written produced by our underwriting agencies were $238.0 million, an increase of $23.4 million, or 10.9%, as compared to $214.6 million for the same period in 2003. The principal reasons for the increase in gross premiums written were due to our Florida underwriting agency, which had increased gross premiums written of $11.5 million as compared to the same period in 2003, principally driven by the expansion of a current product into new territories, a $7.1 million increase in gross premiums written by our Texas underwriting agencies as compared to the same period in 2003 due to additional appointments of independent agents and increases in both retail agents and locations and an unearned premium transfer of $2.0 million related to the purchase of renewal rights of a New Mexico book of business.

Commissions for the nine months ended September 30, 2004 were $71.9 million, an increase of $13.8 million, or 23.6%, as compared to commissions of $58.2 million for the same period in 2003. We earned commissions in both our underwriting agencies and retail agencies. Commissions for our underwriting agencies, which include both provisional and profit-sharing commissions, for the nine months ended September 30, 2004 were $66.9 million, an increase of $13.8 million, or 26.1%, as compared to $51.0 million for the same period in 2003.

Provisional commissions for our underwriting agencies for the nine months ended September 30, 2004 were $59.4 million, an increase of $8.4 million, or 16.6%, as compared to $53.0 million for the same period in 2003. The increase in provisional commissions was principally due to increased written premium volume compared to the same period in 2003, as well as increases in commission rates, which is eliminated in consolidation, caused by our insurance companies increased retention of premiums starting July 1, 2004.

Profit sharing commissions for our underwriting agencies for the nine months ended September 30, 2004 were $7.4 million, an increase of $5.4 million, as compared to $2.0 million for the same period in 2003. The increase in profit sharing commissions was principally a result of continued favorable loss ratio development for business produced by our underwriting agencies as compared to loss ratios recorded as of the beginning of the period.

Commissions related to our retail agencies’ sales of unaffiliated insurance companies’ products were $5.1 million for the nine months ended September 30, 2004, a decrease of $69,000, or 1.3%, as compared to $5.1 million for the same period in 2003, primarily due to the sale of Instant Auto Insurance Agency in June 2003.

Policy and other fees for the nine months ended September 30, 2004 were $32.5 million, an increase of $2.5 million, or 8.5%, as compared to $29.9 million for the same period in 2003. The increase in policy fees was principally due to the increased production volume over the same period in 2003.

Claims processing fees for the nine months ended September 30, 2004 were $20.6 million, an increase of $1.4, or 7.0%, as compared to $19.3 million for the same period in 2003, principally due to an increase in the amount of gross premiums earned on business that our underwriting agencies produced.

Total expenses for the nine months ended September 30, 2004 were $103.6 million, an increase of $9.3 million, or 9.9%, as compared to total expenses of $94.3 million for the same period in 2003.

•	Policy acquisition expenses, comprised solely of commission expenses in our agency segment, for the nine months ended September 30, 2004 were $21.5 million, an increase of $2.7 million, or 14.4%, as compared to $18.8 million for the same period in 2003, principally due to the increase in premiums written and slightly offset by a decline in average commission rate to 15.1% from 15.4% during the prior year. The decrease in rate was primarily caused by a higher proportion of our premiums written in markets where we pay lower commission rates.

•	Employee compensation and benefit expenses for the nine months ended September 30, 2004 were $43.2 million, an increase of $637,000, or 1.5%, as compared to workforce expense of $42.5 million for the same period in 2003. The increase in employee compensation and benefit expenses was principally due to increased medical costs associated with our self funded medical plans as well as slight increases in salaries, severance expense and other miscellaneous amounts compared to the same period in 2003.

•	Depreciation and amortization expenses for the nine months ended September 30, 2004 were $3.0 million, an increase of $545,000, or 22.1%, as compared to $2.5 million for the same period in 2003. The increases in depreciation and amortization expenses were principally due to increases in software and hardware purchases.

•	Operating expenses for the nine months ended September 30, 2004 were $35.9 million, an increase of $5.4 million, or 17.8%, as compared to $30.5 million for the same period in 2003. The change in operating expenses was primarily a result of increases in premium related expenses of $1.9 million due to the increased premium volume produced by our underwriting agencies, a $1.4 million increase in advertising expenditures primarily due to the continued expansion of our retail branding, a $1.4 million increase in professional fees primarily due to current litigation efforts as well as a $668,000 increase in license and fees due primarily to increased franchise tax expenses.

Pretax income for the nine months ended September 30, 2004 was $21.4 million, an increase of $8.4 million, or 64.1%, as compared to pretax income of $13.1 million for the same period in 2003. The pretax margin for the nine months ended September 30, 2004 was 17.1%, an increase from the 12.2% pre-tax margin recorded in the same period in 2003.

Insurance company segment. Total revenues for the nine months ended September 30, 2004 were $163.8 million, an increase of $156.0 million, as compared to total revenues of $7.8 million for the same period in 2003. The increase in total revenues was principally due to our retention of gross premiums written in our insurance companies following the termination of the reinsurance agreements with Vesta, which allowed us to start assuming premiums and losses that were previously ceded to Vesta Fire beginning January 1, 2004.

Net investment income for the nine months ended September 30, 2004 was $1.3 million, an increase of $1.2 million from net investment income of $119,000 for the same period in 2003. The increase is primarily due to the increase in the size of our investment portfolio due to the following; capital contributions into our insurance subsidiaries after our initial public offering, the settlement of the December 2003 reinsurance transaction with Vesta and operating cash flows, which increased our investment portfolio to $121.1 million as of September 30, 2004 as compared to $7.5 million as of December 31, 2003. Net realized capital losses for the nine months ended September 30, 2004 were $12,000, compared to net realized capital gains of $457,000 for the same period in 2003.

Loss and loss adjustment expenses for the nine months ended September 30, 2004, were $95.3 million compared to zero for the same period in 2003. Our loss and loss adjustment expense ratio for the nine months ended September 30, 2004 was 58.7%. The increase in loss and loss adjustment expenses was due to our termination of the reinsurance agreements with Vesta.

Policy acquisition and operating expenses for the nine months ended September 30, 2004 were $57.5 million compared to negative $411,000 for the same period in 2003. The increase in policy acquisition and operating expenses was due to our termination of the reinsurance agreements with Vesta. Our expense ratio for the nine months ended September 30, 2004 was 35.4%. The negative expense recorded for the nine months ended September 30, 2003 is a result of our insurance companies receiving ceding commissions in an amount greater than their policy acquisition and operating expenses.

Pretax income for the nine months ended September 30, 2004 was $10.9 million, an increase of $2.8 million, or 340%, as compared to $8.2 million for the same period in 2003. The increase in pretax income was principally a result of the profitability of the business being retained starting January 1, 2004 as compared to the policy fees retained in the insurance segment in the prior year. Our combined ratio for the nine months ended September 30, 2004 was 94.1%.

Corporate and other segment. Operating expense for the nine months ended September 30, 2004 was $266,000 as compared to zero for the same period in 2003. Operating expenses include investor relations costs, directors and officers insurance as well as directors fees and travel expenses. Interest expense for the nine months ended September 30, 2004 was $526,000, as compared to interest expense of $609,000 for the same period in 2003. The interest expense primarily represents interest payments on a note payable related to the Harbor Insurance Group, Inc. acquisition, which began in January 2003 when the final determination of the contingent payments was made. This note was paid off in September 2004.

Liquidity and Capital Resources

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries, including our insurance company subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of September 30, 2004, we had $9.6 million of cash and invested assets at the holding company level and $2.7 million of cash and invested assets at our non-insurance company subsidiaries.

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

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At September 30, 2004, the capital ratios of both of our insurance companies substantially exceeded the risk-based capital requirements. As of September 30, 2004, the capital ratios of both of our insurance companies exceeded the highest level for regulatory action under the risk-based capital guidelines.

On July 12, 2004, A.M. Best Co. upgraded the financial strength ratings of our insurance subsidiaries, Affirmative Insurance Company and Insura, to B+ (Very Good) from B (Fair). The ratings of our insurance companies were removed from review and assigned a stable outlook. Our rating of B+ (Very Good) is the sixth highest of 15 rating levels.

Our operating subsidiaries’ primary sources of funds are premiums received, commission and fee income, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.

Net cash provided by operating activities was $49.6 million for the nine months ended September 30, 2004, as compared to net cash provided by operating activities of $25.0 million for the same period in 2003. The increase in cash flow generated from operations was principally due to the collection of certain amounts due from Vesta Fire in connection with the December 31, 2003 reinsurance restructuring agreement, collections from other reinsurers, increases in other liabilities, as well as increases in our net income.

Net cash used in investing activities was $84.9 million for the nine months ended September 30, 2004, as compared to net cash used in investing activities of $17.4 million for the same period in 2003. The increase in cash used in investing activities was primarily due to increases in bonds acquired by our insurance companies due to increased cash flow following our December 31, 2003 reinsurance restructuring agreement with Vesta as well as our $64.3 million capitalization into our insurance companies following our initial public offering, offset in part by a reduction in our cash paid for acquisitions according to agreed upon payment schedules. During the first quarter of 2004, we received $35.6 million in fixed income securities from Vesta, in lieu of cash, to settle the collection of premiums and fees, receivables from reinsurers, exchanges of other invested assets and miscellaneous inter-company balances.

We invest our insurance portfolio funds in highly rated fixed income securities. Our portfolio is managed by an outside investment advisor on an active basis in compliance with investment policies promulgated by us. Information about our investment portfolio is as follows:

	As of
	September 30,	December 31,
	2004	2003
Tax equivalent book yield	3.99%	2.54%
Average duration in years	3.9	3.3
Average S&P rating	AA+	AAA

Net cash provided by financing activities was $57.1 million for the nine months ended September 30, 2004, as compared to net cash used in financing activities of $3.7 million for the same period in 2003. The increase in cash provided by financing activities was primarily related to the completion of our initial public offering of our common stock effective July 9, 2004 in which we raised net proceeds of $65.3 million, as well as other issuances of our common stock in March 2004. These increases were offset by additional principal payments applied to our note payable from 2003 to 2004.

We believe that existing cash and investment balances, as well as new cash flows generated from operations, and available borrowings under our credit facility, will be adequate to meet our capital and liquidity needs during the 12-month period following the date of our initial public offering at both the holding company and insurance company levels. We do not currently know of any events that could cause a material increase or decrease in our long-term liquidity needs. If such events materialize, we will identify the source and disclose our plan of action to remedy any deficiency.

Initial public offering. We completed our initial public offering of our common stock effective July 9, 2004. We issued 4,420,000 additional shares of our common stock and Vesta sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from Vesta. Our net proceeds from the offering were $65.3 million, after deducting our offering expenses. We contributed $64.3 million of the net proceeds to our insurance companies in order to increase their statutory surplus. This additional capital will permit us to reduce our reinsurance purchases and retain more gross premiums over time. The remaining $1.0 million of net proceeds we received will be used for general corporate purposes. At the conclusion of these transactions, Vesta owned approximately 42.6% of our issued and outstanding capital stock.

Credit facility. On August 6, 2004, we entered into a senior secured credit facility with The Frost National Bank. Under this credit facility, the maximum amount available to us from time to time is $15.0 million, which may include up to $15.0 million under a two-year revolving line of credit, up to $10.0 million in five-year term loans and up to $10.0 million in five-year stand-by letters of credit. The borrowings under our credit facility will initially accrue interest at an annual rate of LIBOR plus 1.50% and we will pay letter of credit fees based on an initial annual rate of 0.75%. Our obligations under the facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of Affirmative Insurance Company. The facility contains certain financial covenants, which include combined ratio, risk-based capital requirement, fixed charge coverage ratio, consolidated net worth and consolidated net income requirements, and other restrictive covenants governing distributions and management changes. The proceeds are available to issue letters of credit securing our obligations under reinsurance agreements, to fund general working capital for our agency operations, capital surplus for our insurance companies and to finance acquisitions activities. Currently, we have not borrowed against our facility. As of September 30, 2004, we are in compliance with all of our financial and other restrictive covenants.

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

In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance with respect to the meaning of other-than temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. In September 2004, the FASB issued a Staff Position, FSP EITF 03-1-1, delaying the effective date for the measurement and recognition guidance included in EITF 03-1, and also issued an exposure draft, FSP EITF 03-1a, which proposes guidance relating to debt securities that are impaired because of interest rate and/or sector spread increases. The delay in the effective date for the measurement and recognition guidance of EITF 03-1 did not suspend existing requirements for assessing whether investment impairments are other-than-temporary.

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

	Three Months Ended September 30, 2003
	Affirmative	Pro Forma	Affirmative
	Historical	Adjustments	Pro Forma
	As Reported (1)	and Eliminations (2)	Combined
	(in thousands, except per share data)
Revenues
Net premiums earned	$—	$43,343	$43,343
Commissions and fees	24,051	(9,337)	14,714
Net investment income (3)	46	—	46
Realized losses (3)	16	—	16
Other	—	667	667

Total revenues	24,113	34,673	58,786

Expenses
Losses and loss adjustment expenses	—	29,821	29,821
Policy acquisition and operating expenses	17,752	5,086	22,838
Interest expense	239	—	239

Total expenses	17,991	34,907	52,898

Net income before income taxes, minority interest and equity interest in unconsolidated subsidiaries	6,122	(234)	5,888
Income tax expense (4)	2,189	(84)	2,105
Minority interest, net of income taxes	89	—	89
Equity interest in unconsolidated subsidiaries, net of income taxes	174	—	174

Net income	$3,670	$(150)	$3,520

Net income per common share - Basic	$0.36	$(0.01)	$0.35

Net income per common share - Diluted	$0.36	$(0.01)	$0.35

	Nine Months Ended September 30, 2003
	Affirmative	Pro Forma	Affirmative
	Historical	Adjustments	Pro Forma
	As Reported (1)	and Eliminations (2)	Combined
	(in thousands, except per share data)
Revenues
Net premiums earned	$—	$123,809	$123,809
Commissions and fees	74,644	(22,864)	51,780
Net investment income (3)	148	—	148
Realized gains (3)	451	—	451
Other	—	2,352	2,352

Total revenues	75,243	103,297	178,540

Expenses
Losses and loss adjustment expenses	—	84,925	84,925
Policy acquisition and operating expenses	54,015	18,308	72,323
Interest expense	609	—	609

Total expenses	54,624	103,233	157,857

Net income before income taxes, minority interest and equity interest in unconsolidated subsidiaries	20,619	64	20,683
Income tax expense (4)	7,372	21	7,393
Minority interest, net of income taxes	345	—	345
Equity interest in unconsolidated subsidiaries, net of income taxes	174	—	174

Net income	$12,728	$43	$12,771

Net income per common share - Basic	$1.26	$0.01	$1.27

Net income per common share - Diluted	$1.26	$0.00	$1.26

(1)	Effective December 31, 2003, we acquired 100% of the stock of two insurance companies — Affirmative Insurance Company and Insura — from Vesta, in exchange for shares of our common stock. We accounted for our acquisitions of the insurance companies at Vesta’s historical carrying values as transfers of net assets between entities under common control in accordance with SFAS No. 141. The acquisition was accounted for as a pooling of interests. Accordingly, our historical financial information shown above reflect our historical results of operations and the results of Affirmative Insurance Company and Insura on a combined basis, as if this transaction had been consummated prior to the periods presented. Prior to December 31, 2003, Vesta reinsured 100% of the NSA Business written by Affirmative Insurance Company and Insura. As a result of this reinsurance agreement, our historical statements of operations do not include the underwriting results of the NSA Business written by our insurance companies, but only certain revenues, primarily policy fees that were not ceded to Vesta.

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

	Three Months Ended September 30, 2003
		Insurance			Consolidated
	Agency	Company	Corporate	Pro Forma	Pro Forma
	Segment (1)	Segment (2)	Segment (1)	Eliminations (3)	Total
	(in thousands)
Revenues
Net premiums earned	$—	$43,343	$—	$—	$43,343
Commissions and fees	34,617	5,747	—	(25,650)	14,714
Net investment income (4)	6	40	—	—	46
Realized gains (losses) (4)	(8)	24	—	—	16
Other	—	667	—	—	667

Total revenues	34,615	49,821	—	(25,650)	58,786

Expenses
Losses and loss adjustment expenses	—	29,821	—	—	29,821
Policy acquisition and operating expenses	30,847	17,641	—	(25,650)	22,838
Interest expense	—	—	239	—	239

Total expenses	30,847	47,462	239	(25,650)	52,898

Net income before income taxes, minority interest and equity interest in unconsolidated subsidiaries	3,768	2,359	(239)	—	5,888
Income tax expense	1,347	843	(85)	—	2,105
Minority interest, net of income taxes	89	—	—	—	89
Equity interest in unconsolidated subsidiaries, net of income taxes	—	—	174	—	174

Net income	$2,332	$1,516	$(328)	$—	$3,520

	Nine Months Ended September 30, 2003
		Insurance			Consolidated
	Agency	Company	Corporate	Pro Forma	Pro Forma
	Segment (1)	Segment (2)	Segment (1)	Eliminations (3)	Total
	(in thousands)
Revenues
Net premiums earned	$—	$123,809	$—	$—	$123,809
Commissions and fees	107,366	16,380	—	(71,966)	51,780
Net investment income (4)	29	119	—	—	148
Realized gains (4)	(6)	457	—	—	451
Other	—	2,352	—	—	2,352

Total revenues	107,389	143,117	—	(71,966)	178,540

Expenses
Losses and loss adjustment expenses	—	84,925	—	—	84,925
Policy acquisition and operating expenses	94,326	49,963	—	(71,966)	72,323
Interest expense	—	—	609	—	609

Total expenses	94,326	134,888	609	(71,966)	157,857

Net income before income taxes, minority interest and equity interest in unconsolidated subsidiaries	13,063	8,229	(609)	—	20,683
Income tax expense	4,670	2,941	(218)	—	7,393
Minority interest, net of income taxes	345	—	—	—	345
Equity interest in unconsolidated subsidiaries, net of income taxes	—	—	174	—	174

Net income	$8,048	$5,288	$(565)	$—	$12,771

1)	The unaudited pro forma statement of operations information for the agency segment and the corporate segment has been derived from our historical business segment information presented in the financial statements included in this report.

2)	The unaudited pro forma statement of operations information for the insurance segment has been derived from our historical business segment information presented in the financial statements included in this report. The pro forma adjustments reflect the results of the NSA Business as reported by Vesta in the segment footnote of Vesta’s financial statements, including 100% of the net premium earned by Vesta on non-standard personal automobile insurance policies during 2003 as well as policy fees and other revenues and expenses that were earned or incurred by Vesta’s insurance company subsidiaries other than Affirmative Insurance Company and Insura during 2003.

3)	The commissions and fees paid to our underwriting agencies by our consolidated insurance companies and the other Vesta insurance subsidiaries whose results have been included on a pro forma basis, and the associated expenses, are eliminated in pro forma eliminations.

4)	The net investment income and realized gains reflected in the unaudited pro forma statements of operations reflect the historical results of the investment portfolios of Affirmative Insurance Company and Insura that we acquired on December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that interest rate risk and credit risk are the two types of market risk to which we are principally exposed.

Interest rate risk. Our investment portfolio consists principally of investment-grade, fixed income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general the fair market value of a portfolio of fixed income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The fair value of our fixed income securities as of September 30, 2004 was $121.1 million. The effective duration of the portfolio as of September 30, 2004 was 3.9 years. Should the market interest rates increase 1.0%, our fixed income investment portfolio would be expected to decline in market value by 3.9%, or $4.7 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 3.9%, or $4.7 million, increase in the market value of our fixed income investment portfolio.

Credit risk. An additional exposure to our fixed income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment grade securities and limiting our exposure to a single issuer. As of September 30, 2004, our fixed income investments were invested in the following: U.S. Treasury securities — 5.1%, mortgage-backed securities — 7.6%, corporate securities — 20.3%, and municipal securities — 67.0%. As of September 30, 2004, all of our fixed income securities were rated investment grade by nationally recognized statistical rating organizations.

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

At September 30, 2004, we had a total of $112.8 million of receivables from reinsurers, of which $44.8 million was due from Vesta Fire. Our reinsurance agreements with Vesta Fire allow us and Vesta Fire to offset amounts due to one another under these agreements. At September 30, 2004, we owed Vesta Fire $42.2 million under a quota share reinsurance agreement. Vesta Fire is currently rated “B” (Fair) by A.M. Best. According to our reinsurance agreement, if Vesta Fire’s A.M. Best financial strength rating remained below “B+” after the consummation of our initial public offering, we had the right to require Vesta Fire to provide a letter of credit or establish a trust account to collateralize the net amount due to us from Vesta Fire under these reinsurance agreements. We anticipate the reinsurance recoverable due from Vesta Fire to decline over time as the loss and loss adjustment expenses that were ceded related to the non-standard automobile business written by us prior to December 31, 2003 are paid. On July 27, 2004, we notified Vesta to establish a trust account collateralizing the net amount due to us, due to the fact that Vesta Fire’s A.M. Best rating was below a “B+” after the consummation of our initial public offering. As of September 30, 2004, Vesta has fully collateralized the net amount due to us.

As part of the terms of the acquisition of Affirmative Insurance Company and Insura, Vesta has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of September 30, 2004, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

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

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004 pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2004 our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

InsureOne’s former president is also a defendant, along with eight former employees of InsureOne, in actions we brought in the Circuit Court of Cook County, Illinois in December 2003 and in the United States District Court for the Eastern District of Missouri in February 2004 to enforce non-compete and non-solicitation agreements entered into with those employees. Both courts have entered interim orders prohibiting the defendants from hiring any employees of InsureOne or one of our other underwriting agencies. These orders are presently in effect until November 2004, when the trial in the Illinois case of our claims for permanent injunctive relief and an undetermined amount of compensatory and punitive damages was originally scheduled; provided however, a hearing has been scheduled for November 2004 to determine a new trial date, which is expected to be set either in December 2004 or January 2005. On May 17, 2004, the former president of InsureOne filed a counterclaim in the Illinois case seeking unspecified compensatory damages, specific performance, attorneys’ fees and court costs based on causes of action for breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty in connection with Vesta’s original acquisition of the InsureOne business in 2002, the claimant’s employment with InsureOne and our purchase of the 20% minority interest in InsureOne in 2003. InsureOne filed a motion to dismiss the counterclaim, and that motion is pending before the Court. We believe the counterclaim is without merit. We are vigorously contesting the counterclaim and are exercising all rights and remedies available to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other information

None.

Item 6. Exhibits

a) EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

3.2	Amended and Restated Bylaws of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1 filed with the SEC on June 14, 2004, File No. 333-113793).

4.2	Form of Registration Rights Agreement between Affirmative Insurance Holdings, Inc. and Vesta Insurance Group, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

*10.1	Credit Facility between Affirmative Insurance Holdings, Inc. and The Frost National Bank.

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.
Date: November 15, 2004
/s/ Timothy A. Bienek

By: Timothy A. Bienek
Executive Vice President andChief Financial Officer
(and in his capacity as Principal Financial Officer)