Form 10-K
period 2004-12-31
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2005-03-28
CIK 1282543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to
Commission file number 000-50795

AFFIRMATIVE INSURANCE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2770432
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4450 Sojourn Drive, Suite 500 Addison, Texas (Address of principal executive offices)	75001 (Zip Code)

(972) 728-6300
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2004), based on the price at which the common equity was last sold on such date: $0.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: the number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 4, 2005 was 16,852,753

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2005 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days from December 31, 2004.

Affirmative Insurance Holdings, Inc.

Part I

Item 1. Business

Affirmative Insurance Holdings, Inc., headquartered in Addison, Texas, was incorporated in 1998 and completed an initial public offering of its common stock in July 2004. We are a growing producer and provider of non-standard personal automobile insurance policies to individual consumers in highly targeted geographic markets. Non-standard personal automobile insurance policies provide coverage to drivers who find it difficult to obtain insurance from standard insurance companies due to their lack of prior insurance, age, driving record, limited financial resources or other factors. Nonstandard personal automobile insurance policies generally require higher premiums than standard policies for comparable coverage. We currently offer our products and services in 11 states, including Texas, Illinois, California and Florida. Based upon information from A.M. Best, the 11 states in which we operate collectively represent approximately 52% of the non-standard personal automobile insurance market, representing approximately $17.7 billion in direct premiums written in 2003. We believe the states in which we operate are among the most attractive non-standard personal automobile insurance markets due to a number of factors, including size of market and existing regulatory and competitive environments.

Between 2001 and 2003, our continuing operations consisted of underwriting and retail agencies that produced non-standard personal automobile insurance policies for various insurance companies, including those of our largest current stockholder Vesta Insurance Group “Vesta”. During this period, our total agency revenues grew from $6.2 million to $146.5 million, and our total agency pretax income grew from a loss of $3.1 million to pretax income of $20.9 million. Substantially all of this growth was achieved through the acquisition of six regionally-branded underwriting agencies and/or retail agencies in 2001 and 2002, coupled with our subsequent implementation of disciplined underwriting, pricing and claims practices.

For periods prior to December 31, 2003, we also managed Vesta’s non-standard personal automobile insurance business, or the NSA Business, and Vesta reported the financial results of this business in a separate financial reporting segment. As discussed below, as of December 31, 2003, Vesta transferred to us two insurance companies and all future economic interest in the NSA Business. From 2000 to 2003, Vesta reported that the total revenues for the NSA Business grew from $14.6 million to $192.3 million, earned premium grew from $10.2 million to $167.4 million and pretax income grew from $3.9 million to $9.2 million.

Our historical revenues consisted primarily of commissions and fees earned by our underwriting agencies for premiums they produced. Beginning January 1, 2004, our revenues also include net premiums and investment income earned by our insurance companies. We measure the gross premiums written from which we derive either of these components of revenue as our Total Controlled Premium.

Beginning January 1, 2004 we began retaining the premiums produced by our underwriting agencies and other unaffiliated underwriting agencies that were previously ceded to Vesta. For the year ended December 31, 2004 our insurance companies recorded net premiums written of $215.3 million, or 52.8%, of our $407.3 million of total controlled premium. Our insurance companies’ statutory surplus as of December 31, 2004 was $139.3 million as compared to $36.7 million as of December 31, 2003, principally attributable to capital contributions from the proceeds of our initial public offering, our issuance of trust preferred securities as well as our 2004 statutory net income.

Our Operating Structure

We believe that the delivery of non-standard personal automobile insurance policies to individual consumers requires the interface of three basic operations, each with a specialized function:

•	Insurance companies, which possess the insurance licenses and capital necessary to issue insurance policies;

•	Underwriting agencies, which supply centralized infrastructure and personnel required to design and service insurance policies that are distributed through retail agencies; and

•	Retail agencies, which provide multiple points of sale under established local brands with personnel licensed and trained to sell insurance policies to individual consumers.

As of December 31, 2004, our subsidiaries included two insurance companies licensed to write insurance policies in 32 states, four underwriting agencies and five retail agencies with 169 owned retail store locations and 42 franchised retail store locations serving seven states. These three operating components often function as a vertically integrated unit, capturing the premium, and associated risk, and commissions and fees generated from the sale of an insurance policy. There are many other instances, however, when each of our operations functions independently with third parties. For example, as of December 31, 2004, our insurance companies had relationships with five unaffiliated underwriting agencies that design, distribute and service our policies through their approximately 4,300 independent agencies, and our underwriting agencies distributed insurance policies through approximately 2,500 independent agencies in addition to our 169 owned and 42 franchised retail stores.

We believe the ability to unbundle our operations and enter into a variety of business relationships with third parties allows us to maximize sales penetration while managing growth strategies and industry cycles better than if we employed a single, vertically integrated operating structure.

The following table displays our Total Controlled Premium by distribution channel for the year ended December 31, 2004:

	Total
	Controlled
	Premium	% of Total
	(dollars in millions)
Our underwriting agencies:
Our retail stores	$121.5	29.8%
Independent agencies	177.6	43.6%
Unaffiliated underwriting agencies	108.2	26.6%

Total	$407.3	100.0%

Of the Total Controlled Premium of $407.3 million, approximately $310.5 million was written by our insurance companies or by Vesta insurance companies acting in a transitional fronting capacity in states where we are currently not licensed. In addition, approximately $97.0 million was written by Old American, an unaffiliated insurance company, and reinsured by unaffiliated reinsurers.

Our Strengths

Our mission is to create and sustain superior returns for our stockholders through both soft and hard markets. We believe that we have developed certain strengths that help us achieve our mission, including:

•	Return on equity focused culture. We have established as the fundamental focus of our business model and operating strategy the achievement of return on equity goals in the mid-teens. Our return on average equity, or our net income divided by our average stockholders’ equity, was 15.3% for the year ended December 31, 2004, 19.9% for the year ended December 31, 2003 and 22.4% for the year ended December 31, 2002. We have developed our incentive compensation plans to reward employees for the attainment of return on equity targets.

•	Underwriting discipline. We are committed to pricing and underwriting standards that are designed to meet or exceed our targeted underwriting profit margins. We couple analysis of information from our proprietary databases with continuous competitive market review to respond appropriately with changes in our pricing, product structures and underwriting guidelines. We implemented 15 rate level or product changes in each of the last two years ending December 31, 2004 and 2003. In addition, we employ sophisticated pricing segmentation and product differentiation methods. For example, during 2004 we increased the number of rating territories in the state of Texas by 47% to target likely customers as determined by a demographic study.

•	Flexible operating model. We believe that our ability to deploy and manage multiple distribution channels and our relationships with unaffiliated third parties enable us to operate more profitably through both soft and hard markets. During hard markets we believe our operating model of managing multiple distribution channels allows us to maximize the distribution of insurance policies by our insurance companies at underwriting margins that we believe to be attractive. In soft markets, we believe our retail stores’ relationships with unaffiliated insurance companies will allow us to generate increased commission and fee revenue from the increased sales of third-party policies. For example, for the year ended December 31, 2004, 20.6% of our retail stores’ commission and fee income, or $9.3 million, was generated through the sales of non-standard personal automobile insurance polices issued by unaffiliated insurance companies as well as through the sales of certain other complementary insurance products and ancillary non-insurance products and services. In softer markets, the ratio between unaffiliated commissions to affiliated commissions will increase. We believe this flexible operating model is unique in the non-standard personal automobile insurance marketplace and differentiates us from our competitors.

•	Established retail brands. Our retail stores operate under established brands in each of their respective markets, which we believe provides us with a competitive advantage in attracting customers. Our largest retail store brands are InsureOne® and A-Affordable®, which have been operating in their markets for 16 years and 14 years, respectively. In contrast to the traditional state-by-state marketing approach that is a common practice in our industry, we have established the designated market area, or DMA, as the fundamental marketing focus in our retail operations. The DMA concept was developed by A.C. Nielsen & Co., to define groupings of mutually exclusive television marketing areas for advertising purposes. For the 2003-2004 season, Nielsen has recognized 210 DMAs in the United States, ranked in size according to estimated television households in each market. Managing our retail brands on a DMA-by-DMA basis, in contrast to the traditional state-by-state marketing approach that is common practice in our industry, facilitates the concentration of our advertising and brand support activities, allowing us to more cost-effectively leverage each of our regional brands.

•	Effective claims handling techniques. We believe that a significant key to our success is the implementation of uniform “best practices” claims handling processes that are regularly measured, audited and upgraded. For example, all of our new claims employees are trained to handle claims according to our claims management process, regardless of prior claims experience or other qualifications. In addition, we have developed a claims system that flags potential fraudulent claims in the initial reporting process and these claims are automatically transferred to our special investigation unit for additional review. We believe our processes allow us to effectively pay valid claims and dispute fraudulent claims in a timely manner.

•	Acquisition expertise. We believe our industry includes a large number of small-and medium-size companies, which presents an opportunity and potential for industry-wide consolidation. Our management team has significant expertise in identifying, acquiring and integrating non-standard personal automobile insurance retail and underwriting agency operations. Since 2001, we have acquired and integrated seven retail and/or underwriting agencies.

•	Experienced management team. Our business is managed by a group of insurance executives with an average of 19 years of experience in the insurance industry and an average of 13 years of experience focusing on the non-standard personal automobile segment of the insurance industry.

Our Growth Strategy

Our growth strategy, which includes a strong commitment to organic growth coupled with acquisition activity, is comprised of the following elements:

•	Increase sales through existing retail stores. We intend to expand brand awareness and increase sales within our DMAs primarily through the extension of our advertising initiatives. We believe that strengthening our existing brands will result in increased prospect calls to and walk-in traffic in our retail stores, ultimately leading to sales growth. In the year ended December 31, 2004, our total media expenditures were $6.7 million, an increase of 26.0% over our total media expenditures in 2003. We have budgeted a 13.4% increase in our total media expenditures in 2005. We also intend to grow our sales volume by implementing targeted advertising initiatives based on the demographics of certain of our DMAs. For instance, we engaged advertising specialists who developed a targeted Hispanic advertising campaign in our Chicago DMA and throughout our Texas DMAs in order to promote our retail stores’ ability to reach this attractive and fast-growing segment of the market.

•	Open new retail stores. Our management team monitors each of our DMAs to identify attractive locations to open new retail stores. In addition, we may seek to enter new DMAs by opening new retail stores. For example, during 2004, we opened seven additional retail stores under our A-Affordable brand in two existing DMAs and one new DMA .

•	Leverage and develop independent agency relationships. We believe that by maintaining strong product positioning and service standards, our underwriting agencies have the ability to create significant independent agency loyalty, which results in increased sales by our existing independent agency force. Further, we are committed to building new relationships with other independent agencies in order to expand our overall distribution network in the most cost-effective manner. As of December 31, 2004, our underwriting agencies had distribution contracts with approximately 2,500 independent agencies, compared with approximately 1,800 independent agencies as of December 31, 2003 and approximately 1,500 independent agencies as of December 31, 2002.

•	Expand relationships with unaffiliated insurance companies and underwriting agencies. We intend to strengthen existing and cultivate new relationships with unaffiliated insurance companies that desire to distribute their non-standard personal automobile insurance products through our underwriting agencies and retail stores. Additionally, we are committed to exploring opportunities to increase our premium volume by establishing new relationships with unaffiliated underwriting agencies with established customer bases. In February 2004, we contracted with one new unaffiliated underwriting agency to produce additional premiums in California.

•	Offer new complementary and ancillary products. In order to generate additional revenues in our retail stores, we offer certain complementary third-party insurance and ancillary non-insurance products that appeal to our existing customers. Our retail managers monitor customer preferences and feedback within each of our DMAs in order to adjust or expand our complementary and ancillary product offering.

•	Engage in acquisitions. We will continue to identify and evaluate acquisition prospects in new DMAs based on one or more of the following criteria:

—	established market brand or presence;

—	annual premiums of greater than $5 million;

—	management with local market expertise;

—	competitively positioned products;

—	underdeveloped market penetration;

—	significant fee-based revenue potential; and

—	attractive operating or underwriting margins.

We will also consider acquisition prospects that may help us cost-effectively strengthen our geographic presence or brand awareness within our DMAs. In markets where we currently own a strong brand, we will look for opportunities to acquire and re-brand competing retail locations, as this may be a more efficient alternative to opening new retail stores. For instance, in the first quarter of 2004, we acquired two new retail stores in the Dallas-Fort Worth DMA. In other DMAs where our retail operations are new or relatively small, we may seek to acquire a retail operation with more established brand recognition than ours and re-brand our existing retail operations accordingly. During the first quarter of 2005, we have acquired 12 retail stores, of which 11 are in the Houston DMA and have re-branded these stores to our A-Affordable brand.

Acquisition History

In 2001 and 2002, we acquired and integrated six underwriting and/or retail agencies operating in seven states that we believe possessed the characteristics described above. Our management team has focused on integrating the underwriting agency operations of each of these acquisitions, consolidating underwriting, policy administration, claims handling and related functions and systems. Similarly, the sales strategy, operating policies, marketing initiatives and performance targets of each of our acquired retail operations have been coordinated under the direction of our centralized retail management team. We have structured our underwriting agencies and retail operations of our acquired properties to facilitate this centralization and have imposed more disciplined underwriting, pricing and claims handling practices.

•	Space Coast. In October 2001, we purchased a 74.5% interest in Space Coast Holdings, Inc., the parent company of a Melbourne, Florida-based underwriting agency that underwrites and services non-standard personal automobile insurance policies sold by independent agencies located in Florida. Space Coast had distribution contracts with 557 independent agencies as of December 31, 2004, 433 independent agencies as of December 31, 2003 and 311 independent agencies as of December 31, 2002. Our current ownership interest in Space Coast is 73.0% with the remaining 27.0% owned by the management team of Space Coast.

•	A-Affordable. In October 2001, we acquired substantially all of the assets of A-Affordable Insurance Agency, Inc. A-Affordable’s Dallas-based underwriting and retail agencies underwrite and service non-standard personal automobile insurance policies sold exclusively through branded retail stores located in the Dallas-Fort Worth, Houston, San Antonio, and three smaller DMAs. During 2004, we expanded the A-Affordable brand by opening and acquiring a total of 9 retail stores in four DMAs. As of December 31, 2004, there were 54 retail stores operating under the A-Affordable brand, 46 retail stores operating under the brand as of December 31, 2003 and 38 retail stores operating under the brand as of December 31, 2002.

•	InsureOne. In January 2002, Vesta acquired substantially all of the assets of InsureOne Independent Insurance Agency, Inc. and certain related entities, which Vesta transferred to us as of December 31, 2002. The Chicago-based InsureOne underwriting and retail agencies underwrite and service non-standard personal automobile insurance policies sold in Illinois, Missouri and Indiana by independent agencies as well as by its own branded retail stores. InsureOne’s retail business operates under the InsureOne retail brand in the Chicago, Kansas City, Indianapolis and Rockford DMAs, as well as in five smaller DMAs in Illinois, and under the Yellow Key® retail brand in the St. Louis DMA. InsureOne distributed policies through 86 retail stores and 704 independent agencies as of December 31, 2004, 86 retail stores and 656 independent agencies as of December 31, 2003 and 96 retail stores and 616 independent agencies as of December 31, 2002.

•	American Agencies and Harbor. In January 2002, we acquired American Agencies General Agency, Inc., as well as certain non-standard personal automobile insurance assets of Harbor Insurance Group, Inc. and certain of its subsidiaries. The assets of Harbor Insurance Group, Inc. were subsequently merged into American Agencies General Agency, Inc. This combined operation is a Dallas-based underwriting agency that underwrites and services non-standard personal automobile insurance policies sold by independent agencies located in Texas and New Mexico. American Agencies and Harbor had distribution contracts with 1,127 independent agencies as of December 31, 2004, 683 independent agencies as of December 31, 2003 and 562 independent agencies as of December 31, 2002.

•	Driver’s Choice. In August 2002, we acquired Driver’s Choice Insurance Services, LLC, which owns underwriting and retail agencies that underwrite and service non-standard personal automobile policies sold in South Carolina by branded retail stores as well as by independent agencies in three DMAs. Driver’s ChoiceSM distributed policies through five retail stores as of December 31, 2004, December 31, 2003 and December 31, 2002. Driver’s Choice began distributing through independent agencies in the fourth quarter of 2003, and had appointed 95 independent agencies as of December 31, 2004 and 30 independent agencies as of December 31, 2003.

•	Fed USA. In December 2004, we acquired certain assets of Fed USA Retail, Inc., which owns retail agencies that produce and service non-standard personal automobile policies sold in Florida by 24 owned and branded retail stores in three DMAs as of December 31, 2004. We also acquired certain assets of Fed USA Franchising, Inc., which produces and services policies sold in Florida through 42 franchised retail stores in four DMAs as of December 31, 2004.

Our Insurance Products

Our insurance company products. We issue non-standard personal automobile insurance policies through Affirmative Insurance Company and Insura Property and Casualty Insurance Company (“Insura”), our two Illinois-domiciled insurance company subsidiaries. Our insurance companies are licensed to write business in 32 states, although we concentrate our business in 11 states. Our insurance companies possess the certificates of authority and capital necessary to transact insurance business and issue policies, but they rely on both our underwriting agencies and unaffiliated underwriting agencies to design, distribute and service those policies.

Our non-standard personal automobile insurance policies, which generally are issued for the minimum limits of liability coverage mandated by state laws, provide coverage to drivers who find it difficult to obtain insurance from standard insurance companies due to a number of factors, including lack of prior coverage, failure to maintain continuous coverage, age, prior accidents, driving violations, type of vehicle or limited financial resources. We believe that the majority of customers who purchase our non-standard personal automobile insurance policies do not qualify for standard policies because of financial reasons, such as the failure to maintain continuous coverage or the lack of flexible payment options in the standard market. Over 70% of the drivers who purchased our policies in 2004 had no at-fault accidents, moving violations or tickets in the 36 months preceding the date of the quote. In general, customers in the non-standard market have higher average premiums for a comparable amount of coverage than customers who qualify for the standard market, resulting from increased loss costs and transaction expenses, partially offset by the lower severity of losses resulting from lower limits of coverage.

We offer a wide range of coverage options to meet our policyholders’ and agents’ needs. We offer both liability-only polices, as well as full coverage policies, which include first-party coverage for the insured’s vehicle. Our liability-only polices generally include:

•	Bodily injury liability coverage, which protects insureds if they are involved in accidents that cause bodily injury to others, and also provides them with a defense if others sue for covered damages; and

•	Property damage liability coverage, which protects insureds if they are involved in accidents that cause damage to another’s property.

The liability-only policies may also include personal injury protection coverage and/or medical payment coverage, depending on state statutes. These policies provide coverage for injuries without regard to fault, as well as uninsured/underinsured motorist coverage. In addition to bodily injury liability and property damage liability coverage, the full coverage policies we sell include:

•	Collision coverage, which pays for damage to the insured vehicle as a result of a collision with another vehicle or object, regardless of fault; and

•	Comprehensive coverage, which pays for damages to the insured vehicle as a result of causes other than collision, such as theft, hail and vandalism. Full coverage policies may also include optional coverages such as towing, rental reimbursement and special equipment.

Full coverage policies may also include optional coverages such as towing, rental reimbursement and special equipment.

Our policies are designed to be priced to allow us to achieve our targeted underwriting margin while at the same time meeting our customers’ needs for low down payments and flexible payment plans. We offer a variety of policy terms ranging from one month to one year. Our policy processing systems and payment plans enable us to offer a variety of attractive payment plans while minimizing the potential credit risk of uncollectible premium. We offer discounts for proof of having purchased automobile insurance within a prescribed prior time period, maintaining homeowners insurance, or owning a vehicle with safety features or anti-theft equipment; we surcharge the customer for traffic violations and accidents.

Third-party non-standard personal automobile insurance policies. Our retail stores also sell nonstandard personal automobile insurance policies issued by other, unaffiliated insurance companies, for which we receive commissions and fees. We do not bear insurance underwriting risk with respect to these policies. Our retail stores offer these insurance policies underwritten by unaffiliated insurance companies in addition to our insurance policies primarily to provide a range of products and pricing to meet our customers’ needs, which we believe increases our chances of making a sale. Additionally, should sales of our policies decline in favor of lower-priced non-standard personal automobile insurance products, we believe that our ability to generate increased commission and fee revenue from sales of third-party insurance policies will help us preserve underwriting profitability and offset decreases in premium volume while maintaining control of our customers’ business until acceptable underwriting margins are again achievable.

Complementary insurance products. Our retail stores also sell a small amount of standard and preferred personal automobile insurance and certain other personal lines insurance products underwritten by unaffiliated insurance companies. Our complementary insurance products are designed to appeal to purchasers of our non-standard personal automobile insurance policies and currently include such products as motorcycle and recreational vehicle coverage, motor club memberships, vehicle protection, travel protection and hospital indemnity, as well as certain life, health and disability insurance policies. We offer these products to complement our core offering of non-standard personal automobile insurance policies and to take advantage of our largely fixed cost retail stores, which enables us to generate additional commission and fee income with minimal incremental cost. Unaffiliated insurance companies that underwrite these products bear the insurance risk associated with these policies.

Ancillary non-insurance products and services. Our retail stores offer non insurance products and services designed to appeal to our customers, including prepaid cellular telephones and prepaid local telephone, long distance calling card services and income tax services. While commission and fee revenues from sales of these products and services have not been meaningful to date, we believe that these products and services will attract additional customers to our stores and will provide an additional means of generating commission income with minimal incremental cost to us.

Distribution and Marketing

Most of the policies issued by our insurance companies use the services of our underwriting agencies, which perform or supervise all of the administrative functions associated with the design, sale and subsequent servicing of a non-standard personal automobile insurance policy. Our underwriting agencies provide the following services in exchange for commissions and fees:

•	product design and management services, including the development, pricing and market positioning of non-standard personal automobile insurance policies;

· distribution services, including marketing and distribution, independent agency development and support and policy issuance;

•	policy administration services, including premium billing and collection, endorsement processing, accounting and financial reporting;

•	claims handling services, including claims settlement, adjuster auditing and special investigations; and

•	supervision of unaffiliated underwriting agencies, including oversight of each unaffiliated underwriting agency’s underwriting, policy administration, claims handling and related operations.

The following table displays the amount of gross premiums written produced by our underwriting agencies through our retail stores and independent agencies for the years ended December 31, 2004 and 2003.

	Year Ended
	December 31,
	2004	2003
	(dollars in millions)
Our retail stores	$121.5	$117.9
Independent agencies	177.6	157.3

Total	$299.1	$275.2

Of the gross premiums written produced by our underwriting agencies in 2004, approximately $202.1 million was written by our insurance companies or by Vesta insurance companies in a transitional fronting capacity in states where we are currently not licensed or have approved filings. Of the gross premiums written produced by our underwriting agencies in 2003, approximately $214.2 million was written or reinsured by Vesta affiliates and included in the NSA Business which Vesta transferred to us effective December 31, 2003.

Our insurance companies also issue insurance policies that are designed, distributed and serviced by unaffiliated underwriting agencies. We issue insurance policies sold through unaffiliated underwriting agencies with established customer bases in order to capture business in markets other than those targeted by our underwriting agencies. In these instances, we collect fees to compensate us both for the use of our certificates of authority to transact insurance business in selected markets as well as for assuming the risk that the unaffiliated underwriting agency will continuously and effectively administer these policies.

As of December 31, 2004, five unaffiliated underwriting agencies, which in turn distributed policies through an aggregate of approximately 4,300 independent agencies, produced business for our insurance companies. In the year ended December 31, 2004, these five unaffiliated underwriting agencies produced $108.2 million of gross premiums which was written by our insurance companies or by Vesta insurance companies acting in a transitional fronting capacity in states where we are currently not licensed. In the year ended December 31, 2003, four unaffiliated underwriting agencies produced $110.5 million of gross premiums written by Vesta insurance subsidiaries and included in the NSA business, which Vesta transferred to us effective December 31, 2003.

Our retail stores. Our retail stores serve as direct sales and customer service outlets for insurance companies and other vendors. As of December 31, 2004, we employed approximately 380 licensed sales personnel who sell products and services directly to individual consumers through 169 of our owned and branded retail stores. In addition we distribute products through 42 Franchised retail stores. In contrast to the traditional state-by-state marketing approach that is a common practice in our industry, we have established the DMA as the fundamental marketing focus in our retail operations. As of December 31, 2004, our retail stores were located in 23 DMAs in six states. The following charts list the geographic locations of our owned retail stores by DMA and by state as of December 31, 2004:

Retail
DMA	Stores
Chicago	56
Dallas/Fort Worth	24
Miami / Ft.Lauderdable	13
Houston	13
Kansas City	8
St. Louis	8
Orlando	7
San Antonio	7
Other DMA’s	33

Total	169

Retail
State	Stores
Illinois	61
Texas	54
Florida	24
Missouri	15
Indiana	10
South Carolina	5

Total	169

We operate our retail stores under five brand names — A-Affordable, Driver’s Choice, Fed USA®, InsureOne and Yellow Key — that are well established in their respective DMAs. Previous owners of our retail stores invested significant time and resources creating and developing these brands. We extend brand awareness through yellow pages advertisements, television and radio advertising campaigns and print advertisements that emphasize our low down payments, flexible payment plans, convenient neighborhood locations and customer service, all of which is designed to generate walk-in traffic in, or telephone inquiries to, our retail stores. Since our retail business is highly dependent on advertising, segmenting our geographic markets into DMAs allows us to more efficiently concentrate these advertising and brand support activities.

We lease retail stores located in strip malls or other visible locations on major thoroughfares where we believe our customers drive or live. Our retail stores provide customer contact at the point of sale, and most policy applications are completed in the retail stores. After completion of the initial insurance transaction, our customers often revisit these stores to make premium payments. During 2004, customers made approximately 67% of their installment payments at our retail locations. This direct contact gives us an opportunity to establish a personal relationship with our customers, who in our experience generally prefer face-to-face interaction, and helps us provide quality and efficient service and identify opportunities to provide additional products and services.

Our retail stores predominantly sell non-standard personal automobile insurance policies issued by our insurance companies. For the year ended December 31, 2004, the total commissions and fees earned by our retail agencies were $44.9 million, of which $9.3 million, or 20.6%, was generated through the sales of non-standard personal automobile policies issued by unaffiliated insurance companies as well as through the sales of certain other complementary insurance products and ancillary non-insurance products and services and not eliminated in consolidation.

Independent agencies. Our underwriting agencies also appoint independent agencies to sell insurance policies to individual customers. We believe that selling insurance policies through the independent agency distribution channel, in addition to selling through our retail stores, helps us better leverage our resources to maximize sales of our insurance companies’ policies when underwriting conditions are favorable. In 2004, our underwriting agencies utilized approximately 2,500 independent agencies to sell the policies that they administer and these independent agencies were responsible for 59.4% of the gross premiums written produced by our underwriting agencies. In 2004, no one independent agency accounted for more than 2.9% of the gross premiums written produced by our underwriting agencies, and only four independent agencies accounted for more than 1.0% of these gross premiums written. The ability of our underwriting agencies to develop strong and mutually beneficial relationships with independent agencies is important to the success of our multiple distribution strategy. We believe that strong product positioning and service standards are key to independent agency loyalty. We foster our independent agency relationships by providing them our agency interface software applications designed to strengthen and expand their sales and service capabilities for our products. These software applications provide our independent agencies with the ability to service their customers’ accounts and access their own commission information. We maintain strict and high standards for call answering and abandonment rate service levels in our customer service call centers. We believe the level and array of services that we offer our independent agencies creates value in their businesses.

Our underwriting agencies’ centralized marketing department is responsible for managing our relationships with independent agencies. This department is split into two key areas, promotion and service. The promotion function includes prospecting and establishing independent agency relationships, initial contracting and appointment of independent agencies, establishing initial independent agency production goals and implementing market penetration strategies. The service function includes training independent agencies to sell our products and supporting their sales efforts, ongoing monitoring of independent agency performance to ensure compliance with our production and profitability standards and paying independent agency commissions.

Pricing and Product Management

We believe that our product management approach to risk analysis and segmentation is a driving factor in maximizing underwriting performance. We employ a product management approach that requires the extensive involvement of product managers who are responsible for the profitability of a specific state or region, with the direct oversight of rate-level structure by our most senior managers. Our product managers are experienced insurance professionals with backgrounds in the major functional areas of the insurance business — accounting, actuarial, claims, information technology, operations, pricing, product development and underwriting. In addition to broad insurance industry knowledge, all our product managers have extensive experience in the non-standard personal automobile insurance market, which enables them to develop products to meet the distinctive needs of non-standard customers. On average our product managers have 21 years of experience in the insurance industry and 12 years of experience in the non-standard personal automobile insurance market.

Our product managers work with our actuaries who provide them with profitability and rate assessments. These actuarial evaluations are combined with economic and business modeling information and competitive intelligence monitored by our product managers to be proactive in making appropriate revisions and enhancements to our rate levels, product structures and underwriting guidelines. As part of our pricing and product management process, pricing guidelines and policy attributes are developed by our product managers for each of the products that we administer and products underwritten by our insurance companies through underwriting agencies. These metrics are monitored on a weekly, monthly and quarterly basis to determine if there are deviations from expected results for each product. Based on the review of these metrics, our product managers make revisions and enhancements to products to assure that our underwriting profit targets are being attained.

We believe that the analysis of competitive intelligence is a critical element of understanding the performance of our products and our position in markets. Although we put more weight on our own product experience and performance data, we gain insights into our markets, our customers, our agents and trends in the business by monitoring changes made by our competitors. We routinely analyze changes made by competitors to understand the rate and product adjustments they are making, and we routinely compare and rank our rates against those of our competitors to understand our market position.

Claims Management

We believe that effective claims management is critical to our success. To this end, we have adopted a metrics-driven and customer-focused claims management process that we believe is cost efficient, delivers the appropriate claims service and produces superior claims results. Our claims management process is focused on controlling claims from their inception, accelerating communication to insureds and claimants, and compressing the cycle time of claims to control both loss costs and claims handling costs. We believe our process provides quality service and results in the appropriate handling of claims, allowing us to cost-effectively pay valid claims and contest fraudulent claims.

As of December 31, 2004, our claims management operation consisted of a staff of 223 employees, including adjusters, appraisers, special investigators, auditors and claims administrative personnel. We conduct our claims management operations out of two major regional claims centers in Chicago and Dallas that are responsible for handling claims in their region and two smaller branch offices responsible for individual programs. Our national claims practices group manages certain claims management functions, such as litigation management, total loss, salvage, subrogation and audit, on a national basis, which we believe produces greater efficiencies than can be achieved at the regional or local levels.

Claims are handled directly by our employees for the insurance policies we administer and our staff oversees the claims handling on the programs underwritten by our insurance companies through unaffiliated underwriting agencies. Whether through direct claims management or in standards established for claims management operations subject to our oversight, we are focused on implementing uniform “best practices” claims management processes that are regularly measured and audited.

Each regional claims center maintains a fully-staffed field operations team, which we believe allows us to control loss severity while improving customer service by shortening the time it takes to complete vehicle repairs. Through the utilization of well-trained field appraisal and reinspection personnel, we are able to maintain tighter control of the vehicle repair process, thereby reducing the amount we pay for repairs, storage costs and auto rental costs. In addition to field appraisals and reinspections, we audit vehicle damage appraisal through the use of industry-recognized vehicle damage appraisal software programs.

All of our claims employees have been trained to handle claims according to our metrics-driven and customer-focused claims management process, and all are subject to audit by our national quality assurance team as well as being measured against specific performance metric standards. We systematically conduct continuing education for our claims staff in the areas of best practices and claims metrics, fraud awareness, changes in legislation and litigation management. All our claims employees, whether or not they have prior claims experience or other qualifications, such as auto body or mechanical repair experience for field adjusters, are trained to handle claims according to our claims management processes.

Our national quality assurance team, a team of four full time auditors reporting directly to our Chief Claims Officer, continually reviews claims files, assessing each of our claims employees and particular units or teams against specific performance metric standards, evaluating the performance in investigations, file documentation, reasonableness of settlements and other relevant areas. This team, along with members of our senior claims management team, establishes standards for and audits the practices of the claims management operations of the unaffiliated underwriting agencies producing business for our insurance companies.

Our claims management process is designed to handle legitimate claims efficiently while defending against those without merit or that are fraudulent. Potentially fraudulent claims are identified through our fraud awareness program, which is designed to educate our claims employees and others throughout the organization of fraud indicators. Potentially fraudulent claims are referred to our special investigation unit, where suspicious claims are investigated and fraudulent claims are contested. As part of this strategy, we have aligned ourselves with a key industry vendor, who is able to provide us with software that delivers data on injuries sustained in motor vehicle collisions. This tool is important in helping us identify potentially exaggerated injury claims and achieve what we believe are more equitable settlements.

We maintain specialized liability teams that are responsible for overseeing all injury-related losses. The experienced adjusters on these teams focus on quality file handling, primarily through ongoing emphasis on proper investigations, evaluations and negotiating skills. In addition to maintaining highly trained staff, our management remains involved in the day-to-day handling of these files, providing appropriate settlement authority to adjusters, maintaining several key tracking reports and hosting a weekly claims committee meeting. In our claims committee meetings, the key managers of each regional office make presentations regarding potentially large-value cases, denials, coverage issues and other cases warranting review. In addition, claims, legal and underwriting personnel at the executive level attend these meetings in order to monitor these cases and provide input from their specific areas of expertise.

We will allow claims to go to litigation in matters such as value disputes and questionable liability and we will defend appropriate denials of coverage. We generally retain outside defense counsel to litigate such matters. We negotiate fee arrangements with retained defense counsel that are aimed at limiting our litigation costs. We are presently building a limited staff counsel operation in those areas in which there is a sufficient volume of claims to make staff counsel economical. Whether using outside defense counsel or staff counsel, our claims professionals manage the litigation process rather than ceding control to an attorney. Cases are constantly reviewed to adjust the litigation plan if necessary, and all cases going to trial are reviewed in committee to assess the value of trial or settlement.

Loss and Loss Adjustment Expense

Automobile accidents generally result in insurance companies paying settlements resulting from physical damage to an automobile or other property and injury to a person. Because our insureds and claimants typically notify us within a short time frame after an accident has occurred, our ultimate liability for loss and loss adjustment expenses on our policies generally emerges in a relatively short period of time. In some cases, however, the period of time between the occurrence of an insured event and the final settlement of a claim may be several months or years, and during this period it often becomes necessary to adjust the loss reserve estimates either upward or downward.

We record loss reserves to cover our estimated ultimate liability for reported and incurred but not reported losses under insurance policies that we write and for loss and loss adjustment expenses relating to the investigation and settlement of claims. We estimate liabilities for the cost of losses and loss adjustment expenses for both reported and unreported claims based on historical trends adjusted for changes in loss costs, underwriting standards, policy provisions and other factors. Estimating the liability for unpaid loss and loss adjustment expense is inherently a matter of judgment and is influenced by factors which are subject to significant variation.

We monitor items such as the effect of inflation on medical, hospitalization, material repair and replacement costs, general economic trends and the legal environment. While the ultimate liability may be higher or lower than recorded loss reserves, the loss reserves for personal auto coverage can be established with a greater degree of certainty in a shorter period of time than that associated with many other property and casualty coverages which, due to the nature of the coverage being provided, take a longer period of time to establish a similar level of certainty.

Vesta transferred our insurance company subsidiaries to us on December 31, 2003. Before this time, these insurance companies had ceded 100% of the business that they wrote to Vesta Fire as part of an intercompany reinsurance agreement. In connection with a reinsurance restructuring agreement, Vesta Fire retained all liability with respect to any losses and allocated loss adjustment expenses occurring on or prior to December 31, 2003 on policies issued by our insurance companies, and retained all corresponding loss and loss adjustment expense reserves as of December 31, 2003. As a result, as of December 31, 2003, our insurance companies had no net loss or loss adjustment expense reserves. In connection with the acquisition of our insurance companies from Vesta, this reinsurance agreement was terminated as of December 31, 2003, and our insurance companies began accruing losses and loss adjustment expenses, subject only to third-party reinsurance arrangements, for reported and incurred but not reported losses for insurance policies issued or assumed by our insurance companies after December 31, 2003. Therefore, due to the termination of this 100% reinsurance agreement as of December 31, 2003, our insurance companies have recorded losses and loss adjustment expenses in their respective statements of operations beginning January 1, 2004. Although Vesta Fire remains liable as a reinsurer for all of our insurance companies’ losses and loss adjustment expenses associated with these policies occurring on or prior to December 31, 2003, we are subject to primary liability with respect to these policies. Consequently, we face exposure to credit risk with respect to Vesta Fire’s ability to satisfy its obligations to us. Vesta Fire is currently rated “B” (Fair) by A.M. Best. According to our reinsurance agreement, if Vesta Fire’s A.M. Best financial strength rating remains below “B+” we have the right to require Vesta Fire to provide a letter of credit or establish a trust account to collateralize the net amounts due to us from Vesta Fire under these reinsurance agreements. On July 27, 2004, we notified Vesta to establish a trust account collateralizing the net amount due to us, due to the fact that Vesta Fire’s A.M. Best rating was below a “B+”. We have $8.9 million currently in a trust account and have requested Vesta to increase the collateral held in this account to $10.3 million to fully collateralize the net amount due to us as of December 31, 2004.

The following table provides a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses, presented in conformity with generally accepted accounting principles, or GAAP, for the periods indicated:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Balance at the beginning of the period	$58,507	$64,677	$43,345
Less: Reinsurance recoverable	58,507	64,677	43,345

Net balance as of the beginning of the period	—	—	—
Incurred related to:
Current year	128,969	—	—
Prior years	—	—	—
Paid related to:
Current year	79,302	—	—
Prior years	—	—	—

Net balance as of the end of the period	49,667	—	—
Plus: Reinsurance recoverable	43,363	58,507	64,677

Balance at the end of the period	$93,030	$58,507	$64,677

The following table presents, on a GAAP basis, the development of reserves for unpaid losses and loss adjustment expenses from 1994 through 2004 for our insurance company subsidiaries, net of reinsurance recoveries or recoverables. The first line of the table presents the reserves at December 31 for each indicated year. This represents the estimated amounts of losses and loss adjustment expense for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to us. The upper portion of the table presents the cumulative amounts subsequently paid as of successive years with respect to those claims. The lower portion of the table presents the reestimated amount of the previously recorded reserves based upon the experience as of the end of each succeeding year. The estimates are revised as more information becomes known about the payments, frequency and severity of claims for individual years. A redundancy (deficiency) exists when the reestimated reserves at each December 31 is less (greater) than the prior reserve estimate. The cumulative redundancy (deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

	Years Ended December 31,
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
	(in thousands)
Liability for unpaid losses and LAE
Paid (cumulative) as of	$21,464	$28,395	$28,350	$—	$—	$1,215	$3,493	$—	$—	$—	$49,667
One year later	18,467	13,173	25,385	—	—	1,210	3,493	—	—	—
Two years later	24,568	26,082	25,239	—	—	1,339	3,493	—	—
Three years later	30,164	25,975	25,239	—	—	1,339	3,493	—
Four years later	30,086	25,975	25,239	—	—	1,339	3,493
Five years later	30,086	25,975	25,239	—	—	1,339
Six years later	30,086	25,975	25,239	—	—
Seven years later	30,086	25,975	25,239	—
Eight years later	30,086	25,975	25,239
Nine years later	30,086	25,975
Ten years later	30,086

Liability reestimated as of
End of year	21,464	28,395	28,350	—	—	1,215	3,493	—	—	—
One year later	31,573	28,308	25,385	—	—	1,339	3,493	—	—	—
Two years later	31,501	26,082	25,239	—	—	1,339	3,493	—	—
Three years later	30,164	25,975	25,239	—	—	1,339	3,493	—
Four years later	30,086	25,975	25,239	—	—	1,339	3,493
Five years later	30,086	25,975	25,239	—	—	1,339
Six years later	30,086	25,975	25,239	—	—
Seven years later	30,086	25,975	25,239	—
Eight years later	30,086	25,975	25,239
Nine years later	30,086	25,975
Ten years later	30,086

Cumulative redundancy/ (deficiency)	$(8,622)	$2,420	$3,111	$—	$—	$(124)	$—	$—	$—	$—

Our historical net liabilities for loss and loss adjustment expenses are impacted by our 100% quota share reinsurance contract with Vesta Fire. Beginning in 1997, our insurance companies reinsured 100% of the business they wrote to Vesta Fire. During 1999 and 2000, one of our insurance companies retained a small book of business, but continued ceding a majority of its business to Vesta Fire. For the years 2001, 2002 and 2003 we reinsured 100% of business written or assumed by our insurance companies to Vesta Fire.

The following table is a reconciliation of our net liability to our gross liability for loss and loss adjustment expenses:

	Years Ended December 31,
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
	(in thousands)
As originally estimated:
Net liability shown above	$21,464	$28,395	$28,350	$—	$—	$1,215	$3,493	$—	$—	$—	$49,667
Add reinsurance recoverable	3,528	3,068	3,854	73,674	71,338	65,693	46,818	43,345	64,677	58,507	43,363
Gross liability	24,992	31,463	32,204	73,674	71,338	66,908	50,311	43,345	64,677	58,507	93,030

As re-estimated as of December 31, 2004
Net liability shown above	30,086	25,975	25,239	—	—	1,339	3,493	—	—	—
Add reinsurance recoverable	(310)	(439)	(256)	59,217	62,185	62,036	55,661	49,942	71,269	55,322
Gross liability	29,776	25,536	24,983	59,217	62,185	63,375	59,154	49,942	71,269	55,322

Gross cumulative redundancy / (deficiency)	$(4,784)	$5,927	$7,221	$14,457	$9,153	$3,533	$(8,843)	$(6,597)	$(6,592)	$3,185

As a result of the 100% quota share reinsurance contract with Vesta Fire, all loss and loss adjustment expenses reserves of our insurance companies as of December 31, 2003 were reinsured by Vesta Fire. In addition, Vesta Fire remains liable for all losses and loss adjustment expenses for losses occurring on or prior to December 31, 2003.

Investments

As of December 31, 2004, we had total invested assets of $159.7 million, which are summarized in the following table:

		% of Total
	Fair Value	at Fair Value
Fixed Maturities, available for sale	$157.7	98.7%
Short term investments	2.0	1.3%

Total	$159.7	100.0%

As of December 31, 2004, our fixed income investments were invested in the following: U.S. Treasury securities — 3.3%, mortgage-backed securities — 11.9%, corporate securities — 15.3%, and municipal securities – 69.5%. As of December 31, 2004, all of our fixed income securities were rated A- or better by nationally recognized statistical rating organizations. We attempt to mitigate interest rate risk by managing the duration of our fixed income portfolio to a target range of three to four years. As of December 31, 2004, the effective duration of our fixed income investment portfolio was 3.8 years.

Our investment strategy is to conservatively manage our investment portfolio by investing in readily marketable, investment grade fixed income securities. We currently do not invest in common equity securities and we have no exposure to foreign currency risk. As of December 31, 2004, our investment portfolio was managed by Prime Advisors, Inc., an SEC-registered investment advisory firm focused exclusively on managing investment grade bond portfolios for insurance companies, for a variable fee based on assets under management. We provided Prime Advisors our required 90 day termination notice on December 31, 2004 and will be transitioning our investment advisory and custodial services to The Frost National Bank during the first quarter of 2005. Our board of directors has established investment guidelines and periodically reviews portfolio performance for compliance with our guidelines.

Reinsurance

Overview. We currently utilize the reinsurance markets to increase our underwriting capacity and to reduce our exposure to losses. Reinsurance refers to an arrangement in which a reinsurer agrees in a contract to assume specified risks written by an insurance company, commonly referred to as the “ceding” company, by paying the insurance company all or a portion of the insurance company’s losses arising under specified classes of insurance policies. We cede premium and losses to reinsurers under quota share reinsurance arrangements, pursuant to which our reinsurers agree to assume a specified percentage of our losses in exchange for a corresponding portion of the policy premiums we receive.

Although our reinsurers are liable for loss to the extent of the coverage they assume, our reinsurance contracts do not discharge our insurance company subsidiaries from primary liability for the full amount of policies issued. In order to mitigate the credit risk of reinsurance companies, we select financially strong reinsurers with an A.M. Best rating of “A-” or better and continue to evaluate their financial condition.

NSA Business. Prior to December 31, 2003, all of Vesta’s direct and assumed non-standard personal automobile insurance policies were issued by various insurance company subsidiaries of Vesta and by Old American County Mutual Fire Insurance Company (“Old American”) and were reinsured by Vesta Fire pursuant to 100% quota share reinsurance contracts. As a result of this reinsurance, the historical financial statements of Affirmative Insurance Company and Insura include only certain revenues, primarily policy fees that were not ceded to Vesta Fire.

Effective December 31, 2003, our insurance company subsidiaries entered into a series of reinsurance transactions with the insurance company subsidiaries of Vesta that effectively transferred to us all future economic interest in the NSA Business. Vesta restructured its internal reinsurance to effectively cede to Affirmative Insurance Company and Insura all of the premiums, losses and loss adjustment expenses earned or incurred after December 31, 2003 on Vesta’s non-standard personal automobile insurance policies previously reinsured by Vesta Fire. With respect to policies that were originally issued by Affirmative Insurance Company or Insura, representing approximately $108.8 million of gross premiums written in 2003, this involved a termination of the internal reinsurance on a cut-off basis, meaning that Vesta Fire as reinsurer retained its loss and loss adjustment expense reserves as of December 31, 2003 and remains liable for any losses incurred on or prior to December 31, 2003 on policies issued by Affirmative Insurance Company and Insura as well as any subsequent development of loss and loss adjustment reserves related to those losses. The unearned premium liability related to the in-force policies originally issued on Affirmative Insurance Company and Insura as of December 31, 2003 was transferred back to Affirmative Insurance Company and Insura and a ceding commission refund was paid to Vesta Fire in the form of 812,404 shares of our common stock.

With respect to non-standard personal automobile policies issued by other insurance company subsidiaries of Vesta and reinsured by Vesta Fire, representing the remaining $216.0 million of gross premiums written in 2003, the transaction involved the termination of the internal reinsurance with Vesta Fire on a cut-off basis, meaning that Vesta Fire as reinsurer retained its loss and loss adjustment expense reserves as of December 31, 2003 and remains liable for any losses incurred on or prior to December 31, 2003 on policies issued by the other Vesta affiliated insurance companies as well as any subsequent development of loss and loss adjustment reserves related to those losses. The unearned premium liability related to the in-force policies originally issued on the other insurance company subsidiaries of Vesta as of December 31, 2003 was transferred back to those companies and a ceding commission refund was paid to Vesta Fire. The other insurance company subsidiaries of Vesta entered into reinsurance agreements with Affirmative Insurance Company to cede to Affirmative Insurance Company the unearned premium liability related to their in-force non-standard personal automobile policies as of December 31, 2003 and Affirmative Insurance Company paid a ceding commission to the other insurance company subsidiaries of Vesta in the form of 659,580 shares of our common stock.

We are currently transitioning the non-standard personal automobile business written on all Vesta insurance company subsidiaries to Affirmative Insurance Company and Insura. During this transitional period Affirmative Insurance Company or Insura will reinsure the new and renewal policies written by the Vesta insurance company subsidiaries through a 100% quota share reinsurance agreement, whereby Affirmative Insurance Company will assume 100% of the underwriting results of the Vesta insurance subsidiaries related to non-standard personal automobile polices produced by our underwriting agencies.

The following table reflects the premiums ceded and assumed under reinsurance agreements in our historical consolidated financial statements:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Direct premiums written	$182,562	$115,437	$109,217
Assumed premiums	99,163	35,458	66,077

Gross premiums written	281,725	150,895	175,294
Ceded premiums written	(66,469)	(95,300)	(175,294)

Net premiums written	$215,256	$55,595	$—

2004 reinsurance program. Effective January 1, 2004, we entered into two quota share reinsurance agreements with unaffiliated reinsurers with variable cession percentages, which provided us with an option to cede less of the business produced by our underwriting agencies to these reinsurers in the last two quarters of 2004.

•	Illinois, Indiana and Missouri. This agreement covers all business written through our underwriting agencies in these states from January 1, 2004 and continues in force until terminated by us or our reinsurers at any December 31 with not less than 90 days’ prior notice. We ceded 60.0% of gross premiums written for the first six months of 2004, and effective July 1, 2004, we reduced the amount of business we ceded to our reinsurers on all business written through our underwriting agencies in these states from 60.0% to 20.0% for the second half of 2004. We terminated this agreement effective December 31, 2004 on a run-off basis. This agreement contains a loss corridor where the company remains liable for 100% of the losses between a loss ratio of 72.0% and 77.0%. This agreement also contains a provision that limits reinsurers liability to a loss ratio of 100.0%. The effect of these features in this agreement is to limit the reinsurers aggregate exposure to loss and thereby reduce the ultimate cost to us as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by us. While we do not receive pro rata protection relative to the amount of premiums ceded, the amount of such protection is significant, as determined in accordance with guidance under both statutory accounting practices and GAAP. The reinsurance under this agreement is provided by Hannover Re, which reinsures 50% of the premiums we ceded, Swiss Re, which reinsures 20.83% of the premiums we ceded, and AXA Re, which reinsures 29.17% of the premiums we ceded. Hannover Re, Swiss Re, and AXA Re are rated “A”, “A+”, and “A-”, respectively, by A.M. Best.

•	New Mexico and South Carolina. This agreement covers substantially all of our business written through our underwriting agencies in these states from January 1, 2004 and continues in force until terminated by us or our reinsurers at any December 31 with not less than 90 days’ prior notice. We ceded 75.0% of gross premiums written in the first six months of 2004, and effective July 1, 2004, we reduced the amount of business we ceded to our reinsurers on all business written through our underwriting agencies in these states from 75.0% to 30.0% for the second half of 2004. We terminated this agreement effective December 31, 2004 on a run-off basis. The reinsurance under this agreement is provided by Chubb Re, which reinsures 86.7% of the premiums we ceded, and AXA Re which reinsures 13.3% of the premiums we ceded. Chubb Re and AXA Re are rated “A++” and “A-” respectively, by A.M. Best.

We entered into a quota share reinsurance agreement effective January 1, 2004 under which we assumed a portion of the business produced by our Texas-based A-Affordable underwriting agency and written by Old American. We assumed 25.0% of the gross premiums written in the first six months of 2004 and effective July 1, 2004 we increased our participation on business produced by our Texas-based A-Affordable underwriting agency from 25.0% to 70.0% for the second half of 2004. We have terminated this agreement effective December 31, 2004 on a run-off basis.

Effective May 1, 2004, we entered into a quota share reinsurance agreement with an unaffiliated reinsurer to cede 25.0% of the business written through our Florida underwriting agency. This contract continues in force until terminated by us or our reinsurers at any April 30 with not less than 90 days prior notice. We have sent provisional notice to terminate this agreement effective April 30, 2005 on a run-off basis. The reinsurance under this agreement is provided by Folksamerica, which reinsures 100% of all premiums we cede. Folksamerica is rated “A” by A.M. Best.

We entered into a quota share reinsurance agreement effective January 1, 2004 under which we assumed a portion of the business produced by our Texas-based American Agencies underwriting agency and written by Old American. We assumed 5.0% of the gross premiums written in 2004. This contract continues in force until terminated by us or the ceding company at any December 31 with not less than 90 days’ prior notice. We terminated this agreement effective December 31, 2004 on a run-off basis.

Assumed excess of loss reinsurance. Effective January 1, 2004, we entered into an aggregate excess of loss agreement with four unaffiliated reinsurers which covers losses in excess of a loss ratio of 69.5% up to a loss ratio of 80.5% and all losses in excess of a 100% loss ratio for business produced in the state of Texas by one of our underwriting agencies, written by Old American and ceded to the reinsurers. This contract continues in force until terminated by us or the ceding company at any December 31 with not less than 90 days’ prior notice. We terminated this agreement effective December 31, 2004 on a run-off basis.

Quota share reinsurance for business produced through unaffiliated underwriting agencies is specific to each unaffiliated underwriting agency. We maintain control on the selection of reinsurers and the terms and conditions of reinsurance contracts.

All of our quota share reinsurance agreements contain provisions for sliding scale commissions, under which the commission paid to us varies with the loss ratio results under each contract. The effect of this feature in the quota share reinsurance agreements is to limit the reinsurers’ aggregate exposure to loss and thereby reduce the ultimate cost to us as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by us. Before entering into these reinsurance agreements, and based on our prior operating history, we concluded that each agreement met the risk transfer test of SFAS No. 113 as the reinsurers assume significant risk and have a reasonable possibility of a significant loss.

Information Technology

As we have grown in 2001 and 2002 through the acquisitions of significant, branded non-standard retail agencies and underwriting agency operations we inherited six policy and claim systems. In 2003 we retired one policy and claim system by successfully migrating that book of business to our most robust and fully integrated functional system. We now operate five policy and claim systems with the bulk of our business written on two core AS-400 systems.

Due to our desire to consolidate to one common platform for all our entities, in 2003 we embarked upon an extensive RFP process in search of an enterprise system solution. In January of 2004 based on this comprehensive process we chose an outside vendor to build an enterprise system platform for all Affirmative entities. During 2004 we completed programming specifications for the system and began testing various components of the system. We plan to introduce this system utilizing a phased approach the latter half of 2005 with the intent to replace our current policy and claims systems throughout 2006, with this new integrated system that includes a robust business information warehouse, a database system in which all policy and claim data is stored in a table-driven format at transaction level detail.

Our long-term goal is to have all policy and claim data stored in a single data warehouse for easy retrieval, analysis and reporting. During this transition period, our current policy systems will remain fully functional. We intend to cautiously introduce and migrate our policies in-force to the new integrated system one book of business at a time. Prior to this migration we will perform significant testing as necessary to ensure data integrity. We will then implement the new system in a cautious phased approach to confirm that the new integrated system is functioning as intended.

We believe that the new enterprise platform for policy and claims administration will provide a competitive advantage by allowing us to grow efficiently while at the same time effectively absorbing the business of new acquisitions. However, while we are developing this new system, we have continued development of our proprietary claims administration and retail systems, as we believe they still provide us a unique competitive advantage in our marketplace. Much of the current claims functionality is being replicated in our new enterprise system.

While looking ahead we recognize that getting to a common platform will create significant efficiencies and cost advantages. However, in the shorter-term our current technology despite being spread across various platforms, does support and enable our business model by providing timely and efficient sharing of information between our retail stores, independent agents, underwriting, back-office operations and claims. Examples of our current proprietary systems that differentiate us from our competitors are as follows:

•	Claims administration. ACT II is our primary claims administration system. This system was internally developed with significant user input into the design. The system offers integrated imaging for workflow, data storage and retrieval purposes. ACT II allows us to offer real time claims handling at each desktop and enables us to investigate and promptly resolve all valid claims. This claims system is integrated with the policy system providing coverage verification and policy status. The system maintains all notes, diaries and provides automated on-line management reports on claims features and service levels. This system over time will be replaced with the new system currently in development.

•	Sales office automation. All of our retail agencies have desktop systems that provide point of sale quoting and application generation. When a policy is written with one of our insurance companies, our policyholders leave our retail agencies with a completed application, declarations page and insurance identification card along with their policy. We believe this once and done point of sale process allows us to provide enhanced service to our customers.

•	Payment processing. Since our retail stores are located in convenient neighborhood locations many of our customers will stop at their local store to make their premium payments. To streamline this process we internally developed a proprietary system, Maestro, that is tied in with our policy system which receipts and tracks payments taken in our retail stores, effectively streamlining cash handling. Maestro also offers real-time reporting from the retail store locations.

•	AmericanProducer.com. This website was internally developed for our independent agent partners to provide them with an efficient way to quote, generate and upload applications, upload payments and view policy status online. We believe this tool allows our independent agencies to better service our customers in real time and provides them with the ability to better manage their business written with us.

Competition

The non-standard personal automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with insurance companies that sell policies directly to their customers as well as with independent retail agencies that market policies on behalf of a number of insurers. We compete based on factors such as the convenience of retail store locations, price, coverages offered, availability of flexible down payment arrangements and billing plans, customer service, claims handling and agent commission.

Based upon data compiled from A.M. Best, we believe that, as of December 31, 2003, the top ten insurance groups accounted for approximately 68% of the approximately $34.0 billion non-standard market segment, measured in annual direct premiums written. We believe that our primary insurance company competition comes not only from large national companies or their subsidiaries, such as The Progressive Corporation, The Allstate Corporation, State Farm Mutual Automobile Insurance Company, GEICO and Farmers

Insurance Group, but also from non-standard insurance companies such as Infinity Property & Casualty Corporation, Direct General Corporation and Bristol West Holdings, Inc. and independent underwriting agencies that operate in a specific region or single state in which we operate.

Ratings

The A.M. Best Company rates insurance companies based on factors of concern to policyholders, including a company’s financial strength and ability to meet its obligations to policyholders. A.M. Best has currently assigned our insurance company subsidiaries ratings of “B+” (Very Good), which is the sixth highest of 15 rating categories ranging from “A++” (Superior) to “F” (In Liquidation). Publications of A.M. Best indicate that the “B+” rating is assigned to those companies that in A.M. Best’s opinion have a good ability to meet their current obligations to policyholders. This rating reflects A.M. Best’s opinion of our ability to pay claims and is not an evaluation directed to investors regarding an investment in our common stock. In evaluating a company’s financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. Our insurance companies’ ratings are subject to change at any time and may be revised downward or revoked at the sole discretion of A.M. Best.

Regulatory Environment

We are subject to comprehensive regulation and supervision by government agencies in Illinois, the state in which our insurance company subsidiaries are domiciled, as well as in the states where our subsidiaries sell insurance products, issue policies and handle claims. State insurance laws and regulations are complex, and each jurisdiction’s requirements are different. Certain states impose restrictions or require prior regulatory approval of certain corporate actions. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary.

Required licensing. We operate under licenses issued by various state insurance authorities. These licenses govern, among other things, the types of insurance coverage and agency and claim services that we may offer consumers in these states. Such licenses typically are issued only after we file an appropriate application and satisfy prescribed criteria. We must apply for and obtain the appropriate new licenses before we can implement any plan to expand into a new state or offer a new line of insurance or other new product that requires separate licensing.

Transactions between insurance companies and their affiliates. We are a holding company and are subject to regulation in the jurisdictions in which our insurance company subsidiaries conduct business. Our insurance company subsidiaries are organized and domiciled under the insurance statutes of Illinois. The insurance laws in that state provide that all transactions among members of an insurance holding company system must be fair and reasonable. Transactions between our insurance company subsidiaries and their affiliates generally must be disclosed to state regulators, and prior regulatory approval generally is required before any material or extraordinary transaction may be consummated or any management agreement, services agreement, expense sharing arrangement or other contract providing for the rendering of services on a regular, systematic basis is entered into. State regulators may refuse to approve or delay approval of such a transaction, which may impact our ability to innovate or operate efficiently.

Regulation of insurance rates and approval of policy forms. The insurance laws of most states in which our insurance subsidiaries operate require insurance companies to file insurance rate schedules and insurance policy forms for review and approval. State insurance regulators have broad discretion in judging whether our rates are adequate, not excessive and not unfairly discriminatory and whether our policy forms comply with law. The speed at which we can change our rates depends, in part, on the method by which the applicable state’s rating laws are administered. Generally, state insurance regulators have the authority to disapprove our rates or requested changes in our rates.

Restrictions on cancellation, non-renewal or withdrawal. Many states have laws and regulations that limit an insurance company’s ability to exit or significantly reduce its writings in a market. For example, certain states limit an automobile insurance company’s ability to cancel or not renew policies. Some states prohibit an insurance company from withdrawing from one or more lines of business in the state, except pursuant to a plan approved by the state insurance department. In some states, this applies to reductions of anything greater than 50% in the amount of insurance written, not just to a complete withdrawal. The state insurance department may disapprove a plan that may lead to market disruption.

Investment restrictions. We are subject to state laws and regulations that require diversification of our investment portfolios and that limit the amount of investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture.

Capital requirements. Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile, Illinois. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the NAIC, require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels.

Regulation of dividends. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations is largely dependent on dividends or other payments from our operating subsidiaries, which include our agency subsidiaries and our insurance company subsidiaries. State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. Our insurance companies may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or the commissioner has approved the payment of the extraordinary dividend within the 30-day period. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s surplus as of the preceding December 31, or the insurance company’s net income for the 12-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurance company’s remaining surplus after payment of a cash dividend to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.

Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. We did not pay any dividends from our insurance companies during 2004. Without regulatory approval, the aggregate maximum amount of dividends that can be paid in 2005 to us by our insurance company subsidiaries is approximately $13.9 million.

Acquisitions of control. The acquisition of control of our insurance company subsidiaries requires the prior approval of Illinois insurance regulators. Generally, any person who directly or indirectly through one or more affiliates acquires 10% or more of the outstanding securities of an insurance company or its parent company is presumed to have acquired control of the insurance company. In addition, certain state insurance laws contain provisions that require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of our common stock.

Shared or residual markets. Like other insurance companies, we are required to participate in mandatory shared market mechanisms or state pooling arrangements as a condition for maintaining our automobile insurance licenses to do business in various states. The purpose of these state-mandated arrangements is to provide insurance coverage to individuals who, because of poor driving records or other underwriting reasons, are unable to purchase such coverage voluntarily provided by private insurers. These risks can be assigned to all insurers licensed in the state and the maximum volume of such risks that any one insurance company may be assigned typically is proportional to that insurance company’s annual premium volume in that state. The underwriting results of this mandatory business traditionally have been unprofitable. The amount of premiums we might be required to assume in a given state in connection with an involuntary arrangement may be reduced because of credits we may receive for non-standard personal automobile insurance policies that we write voluntarily.

Guaranty funds. Under state insurance guaranty fund laws, insurance companies doing business in a state can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. Maximum contributions required by laws in any one year vary between 1% and 2% of annual written premiums in that state, but it is possible that caps on such contributions could be raised if there are numerous or large insolvencies. In most states, guaranty fund assessments are recoverable either through future policy surcharges or offsets to state premium tax liability.

Trade practices. The manner in which we conduct the business of insurance is regulated by state statutes in an effort to prohibit practices that constitute unfair methods of competition or unfair or deceptive acts or practices. Prohibited practices include disseminating false information or advertising; defamation; boycotting, coercion and intimidation; false statements or entries; unfair discrimination; rebating; improper tie-ins with lenders and the extension of credit; failure to maintain proper records; failure to maintain proper complaint handling procedures; and making false statements in connection with insurance applications for the purpose of obtaining a fee, commission or other benefit. We set business conduct policies for our employees and we require, among other things, them to conduct their activities in compliance with these statutes.

Unfair claims practices. Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices on a flagrant basis or with such frequency to indicate a general business practice. Unfair claims practices include:

•	misrepresenting pertinent facts or insurance policy provisions relating to coverages at issue;

•	failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies;

•	failing to adopt and implement reasonable standards for the prompt investigation and settlement of claims arising under its policies;

•	failing to affirm or deny coverage of claims within a reasonable time after proof of loss statements have been completed;

•	attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled;

•	attempting to settle claims on the basis of an application that was altered without notice to or knowledge or consent of the insured;

•	compelling insureds to institute suits to recover amounts due under policies by offering substantially less than the amounts ultimately recovered in suits brought by them;

•	refusing to pay claims without conducting a reasonable investigation;

•	making claim payments to an insured without indicating the coverage under which each payment is being made;

•	delaying the investigation or payment of claims by requiring an insured, claimant or the physician of either to submit a preliminary claim report and then requiring the subsequent submission of formal proof of loss forms, both of which submissions contains substantially the same information;

•	failing, in the case of claim denials or offers of compromise or settlement, to promptly provide a reasonable and accurate explanation of the basis for such actions; and

•	not attempting in good faith to effectuate prompt, fair and equitable settlements of claims in which liability has become reasonably clear.

We set business conduct policies and conduct training to make our employee-adjusters and other claims personnel aware of these prohibitions and we require them to conduct their activities in compliance with these statutes.

Licensing of retail agents and adjustors. Generally, individuals who sell, solicit or negotiate insurance, whether employed by one of our retail agencies or an independent agency, are required to be licensed by the state in which they work for the applicable line or lines of insurance they offer. Agents generally must renew their licenses annually and complete a certain number of hours of continuing education. In certain states in which we operate, insurance claims adjusters are also required to be licensed and some must fulfill annual continuing education requirements.

Financial reporting. We are required to file quarterly and annual financial reports with states using statutory accounting practices that are different from generally accepted accounting principles, which reflect our insurance company subsidiaries on a going concern basis. The statutory accounting practices used by state regulators, in keeping with the intent to assure policyholder protection, are generally based on a liquidation concept.

Periodic financial and market conduct examinations. The state insurance departments that have jurisdiction over our insurance company subsidiaries may conduct on-site visits and examinations of the insurance companies’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurance companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination or assessing fines or other penalties against that company.

Recent regulatory developments. In 2003, legislation was passed in Texas that has been described as comprehensive insurance reform affecting the homeowners and automobile insurance business. With respect to non-standard personal automobile insurance, the most significant provisions provide for additional rate regulation and limitations on the use of credit scoring and territorial distinctions in underwriting and rating risks. In the fiscal year ended December 31, 2004, approximately 28.3% of our total controlled premium from non-standard personal automobile insurance policies produced on behalf of our insurance companies and other unaffiliated insurance companies we represent were issued to customers in Texas. Currently, all of these policies are written by Old American, an unaffiliated insurance company, and reinsured by us and other third parties. We and many of our competitors contract with Texas county mutual insurance companies primarily because these entities historically have not been subject to state rate regulation applicable to other insurance companies. Although the new reforms are significant, the primary rate regulation provisions do not apply directly to our business in Texas due to an exemption that applies to certain county mutual insurance companies, including Old American. However, because the Texas Commissioner of Insurance has been given broader rulemaking authority under the new law, we cannot determine the ultimate impact this legislation will have on our business until certain rules are developed by the Commissioner. Any rule changes that would bring the regulation of county mutual insurance companies more closely in line with the regulation of other property and casualty insurance companies conducting business in Texas would likely increase our regulatory costs and reduce our rate flexibility, which could make our relationship with Old American less profitable and prompt us to change the way we underwrite risk in Texas.

Employees

As of December 31, 2004, we employed 1,218 employees. Our employees are not covered by any collective bargaining agreements.

Risk Factors

Because of our significant concentration in non-standard personal automobile insurance, our profitability may be adversely affected by negative developments and cyclical changes in that industry.

Substantially all of our gross premiums written and commission and fee income is generated from sales of non-standard personal automobile insurance policies. As a result of our concentration in this line of business, negative developments in the business, economic, competitive or regulatory conditions affecting the non-standard personal automobile insurance industry could have a negative effect on our profitability and would have a more pronounced effect on us compared to more diversified companies. Examples of such negative developments are increasing trends in automobile repair costs, automobile parts costs, used car prices and medical care expenses, increased regulation, as well as increased litigation of claims and higher levels of fraudulent claims. All of these events can result in reduced profitability.

In addition, the non-standard personal automobile insurance industry historically has been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. In the late 1990s, many nonstandard personal automobile insurers attempted to capture more business by reducing rates. We believe that these industry-wide rate reductions, combined with increased costs per claim during the period, contributed to the deterioration of industry loss ratios in the years 1999 through 2001. We believe that during 2002 and thereafter, the underwriting results in the non-standard personal automobile insurance business improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers, including us. These fluctuations in the non-standard personal automobile insurance business cycle may negatively impact our profitability.

Intense competition could adversely affect our profitability.

The non-standard personal automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Our insurance companies compete with other insurance companies that sell non-standard personal automobile insurance policies through independent agencies as well as with insurance companies that sell such policies directly to their customers. Our retail agencies and independent agencies that sell our insurance products compete both with these direct writers and with other independent agencies. Therefore, our competitors are not only large national insurance companies, but also smaller regional insurance companies and independent agencies. Some of our competitors have substantially greater financial and other resources than we have and may offer a broader range of products or competing products at lower prices. In addition, given the current favorable pricing conditions, existing competitors may attempt to increase market share by lowering rates and new competitors may enter this market, particularly larger insurance companies that do not presently write non-standard personal automobile insurance. In this environment, we may experience a reduction in our underwriting margins or sales of our insurance policies may decrease as individuals purchase lower-priced products from other insurance companies. A loss of business to competitors offering similar insurance products at lower prices or having other competitive advantages could negatively affect our revenues and profitability.

In addition, our retail stores offer and sell non-standard personal automobile insurance policies both for our insurance companies and for unaffiliated insurance companies. As a result, our insurance companies compete with these unaffiliated insurance companies for sales to the customers of our retail stores. If the competing insurance products offered by an unaffiliated insurance company are priced lower or have more attractive features than the insurance policies offered by our insurance companies, customers of retail stores may decide not to purchase insurance policies from our insurance companies and may instead purchase policies from the unaffiliated insurance company. A loss of business by our insurance companies resulting from our retail stores selling relatively more policies of unaffiliated insurance companies and fewer policies of our insurance companies could negatively affect our revenues and profitability.

Our success depends on our ability to price accurately the risks we underwrite.

The results of our operations and the financial condition of our insurance companies depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss adjustment expenses and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

•	the availability of sufficient reliable data and our ability to properly analyze available data;

•	the uncertainties that inherently characterize estimates and assumptions;

•	our selection and application of appropriate rating and pricing techniques; and

•	changes in legal standards, claim settlement practices, medical care expenses and automobile repair costs.

Consequently, we could underprice risks, which would negatively affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. In either event, the profitability of our insurance companies could be materially and adversely affected.

If our actual losses and loss adjustment expenses exceed our loss and loss adjustment expense reserves, we will incur additional charges to earnings.

We maintain reserves to cover our estimated ultimate liability for losses and related loss adjustment expenses for both reported and unreported claims on insurance policies issued by our insurance companies. The establishment of appropriate reserves is an inherently uncertain process, involving actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of claims based on historical claims information, estimates of future trends in claims severity and other variable factors such as inflation. Due to the inherent uncertainty of estimating reserves, it has been necessary, and will continue to be necessary, to revise estimated future liabilities as reflected in our reserves for claims and related expenses.

We cannot be sure that our ultimate losses and loss adjustment expenses will not materially exceed our reserves. To the extent that our reserves prove to be inadequate in the future, we would be required to increase our reserves for losses and loss adjustment expenses and incur a charge to earnings in the period during which such reserves are increased, which could have a material and adverse impact on our financial condition and results of operations. In addition, we have a limited history in establishing reserves, and the historic development of our reserves for losses and loss adjustment expenses may not necessarily reflect future trends in the development of these amounts.

We may incur significant losses if Vesta Fire, which currently has an A.M.Best financial strength rating of “B,” or any of our other reinsurers, does not pay our claims in a timely manner.

Although our reinsurers are liable to us to the extent we transfer risk to the reinsurers, we remain ultimately liable to our policyholders on all risks reinsured. Consequently, if any of our reinsurers cannot pay their reinsurance obligations, or dispute these obligations, we remain liable to pay the claims of our policyholders. In addition, our reinsurance agreements are subject to specified contractual limits on the amounts and types of losses covered, and we do not have reinsurance coverage to the extent our losses exceed those limits or are not of the type reinsured. As of December 31, 2004, we had a total of $75.4 million of receivables from reinsurers. Our net receivable from our affiliate reinsurer, Vesta Fire was $10.3 million. Vesta Fire currently has been assigned a financial strength rating of “B” (Fair) from A.M. Best, which is the seventh highest of 15 rating levels. According to A.M. Best, “B” ratings are assigned to insurers that have a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss, which would have a material adverse effect on our business and results of operations.

Because we have reduced our use of quota share reinsurance, we have retained more risk, which could result in losses.

We have historically used quota share reinsurance primarily to increase our underwriting capacity and to reduce our exposure to losses. Quota share reinsurance is a form of pro rata reinsurance arrangement in which the reinsurer participates in a specified percentage of the premiums and losses on every risk that comes within the scope of the reinsurance agreement in return for a portion of the corresponding premiums.

We have reduced, but not eliminated, our use of quota share reinsurance. As a result, we will retain and earn more of the premiums we write, but we will also retain more of the related losses. We generally enter into quota share reinsurance agreements that cover business written through our underwriting agencies in specified states or regions. Reducing our use of quota share reinsurance will increase our risk and exposure to such losses, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to comprehensive regulation that may restrict our ability to earn profits.

We are subject to comprehensive regulation and supervision by government agencies in Illinois, the state in which our insurance company subsidiaries are domiciled, as well as in the states where our subsidiaries sell insurance products, issue policies and handle claims. Certain states impose restrictions or require prior regulatory approval of certain corporate actions, which may adversely affect our ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow our business profitably. These regulations provide safeguards for policyowners and are not intended to protect the interests of stockholders. Our ability to comply with these laws and regulations and to obtain necessary regulatory action in a timely manner is and will continue to be critical to our success.

•	Required licensing. We operate under licenses issued by various state insurance authorities. If a regulatory authority denies or delays granting a new license, our ability to enter that market quickly or offer new insurance products in that market might be substantially impaired.

•	Transactions between insurance companies and their affiliates. Transactions between our insurance companies and their affiliates generally must be disclosed to state regulators, and prior approval of the applicable regulator generally is required before any material or extraordinary transaction may be consummated. State regulators may refuse to approve or delay approval of such a transaction, which may impact our ability to innovate or operate efficiently.

•	Regulation of insurance rates and approval of policy forms. The insurance laws of most states in which we operate require insurance companies to file insurance rate schedules and insurance policy forms for review and approval. If, as permitted in some states, we begin using new rates before they are approved, we may be required to issue refunds or credits to our policyholders if the new rates are ultimately deemed excessive or unfair and disapproved by the applicable state regulator. Accordingly, our ability to respond to market developments or increased costs in that state can be adversely affected.

•	Restrictions on cancellation, non-renewal or withdrawal. Many states have laws and regulations that limit an insurance company’s ability to exit a market. For example, certain states limit an automobile insurance company’s ability to cancel or not renew policies. Some states prohibit an insurance company from withdrawing from one or more lines of business in the state, except pursuant to a plan approved by the state insurance department. In some states, this applies to significant reductions in the amount of insurance written, not just to a complete withdrawal. These laws and regulations could limit our ability to exit or reduce our writings in unprofitable markets or discontinue unprofitable products in the future.

•	Other regulations. We must also comply with regulations involving, among other things:

—	the use of non-public consumer information and related privacy issues;

—	the use of credit history in underwriting and rating;

—	limitations on the ability to charge policy fees;

—	limitations on types and amounts of investments;

—	the payment of dividends;

—	the acquisition or disposition of an insurance company or of any company controlling an insurance company;

—	involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental charges;

—	SEC reporting;

—	reporting with respect to financial condition; and

—	periodic financial and market conduct examinations performed by state insurance department examiners.

Compliance with laws and regulations addressing these and other issues often will result in increased administrative costs. In addition, these laws and regulations may limit our ability to underwrite and price risks accurately, prevent us from obtaining timely rate increases necessary to cover increased costs and may restrict our ability to discontinue unprofitable relationships or exit unprofitable markets. These results, in turn, may adversely affect our profitability or our ability or desire to grow our business in certain jurisdictions. The failure to comply with these laws and regulations may also result in actions by regulators, fines and penalties, and in extreme cases, revocation of our ability to do business in that jurisdiction. In addition, we may face individual and class action lawsuits by our insureds and other parties for alleged violations of certain of these laws or regulations.

Regulation may become more extensive in the future, which may adversely affect our business.

We cannot assure you that states will not make existing insurance-related laws and regulations more restrictive in the future or enact new restrictive laws. New or more restrictive regulation in any state in which we conduct business could make it more expensive for us to conduct our business, restrict the premiums we are able to charge or otherwise change the way we do business. In such events, we may seek to reduce our writings in, or to withdraw entirely from, these states. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. We are unable to predict whether and to what extent new laws and regulations that would affect our business will be adopted in the future, the timing of any such adoption and what effects, if any, they may have on our operations, profitability and financial condition.

For example, in 2003, legislation was passed in Texas that has been described as comprehensive insurance reform affecting the homeowners and automobile insurance business. With respect to nonstandard personal automobile insurance, the most significant provisions provide for additional rate regulation and limitations on the use of credit scoring and territorial distinctions in underwriting and rating risks. In the fiscal year ended December 31, 2004, approximately 28.3% of our Total Controlled Premium was written on policies issued to customers in Texas. Currently, all of these policies are written by Old American, a Texas county mutual insurance company. We and many of our competitors contract with Texas county mutual insurance companies primarily because these entities historically have not been subject to state rate regulation applicable to other insurance companies. Although the new reforms are significant, the primary rate regulation provisions do not apply directly to our business in Texas due to an exemption that applies to certain county mutual insurance companies, including Old American. However, because the Texas Commissioner of Insurance has been given broader rulemaking authority under the new law, we cannot determine the ultimate impact this legislation will have on our business until certain rules are developed by the Commissioner. Any rule changes that would bring the regulation of county mutual insurance companies more closely in line with the regulation of other property and casualty insurance companies conducting business in Texas would likely increase our regulatory costs and reduce our rate flexibility, which could make our relationship with Old American less profitable and prompt us to change the way we underwrite risk in Texas.

Our insurance companies are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Our insurance companies are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile, Illinois. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require our insurance companies to report their results of risk-based capital calculations to state departments of insurance and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital. Authorized control level risk-based capital is the number determined by applying the NAIC’s risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.

Any failure by one of our insurance companies to meet the applicable risk-based capital or minimum statutory capital requirements imposed by the laws of Illinois or other states where we do business could subject it to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do. As of December 31, 2004, Affirmative Insurance Company and Insura had total adjusted capital of $139.3 and $23.5 million and exceeded their respective authorized control level risk-based capital by a multiple of 5.0 to 1 and 31.2 to 1, respectively. Insura is a wholly owned subsidiary of Affirmative Insurance Company, therefore Insura’s total adjusted capital is included in Affirmative Insurance Company’s total adjusted capital of $139.3 million.

Our failure to pay claims accurately could adversely affect our business, financial results and capital requirements.

We must accurately evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately, including the training and experience of our claims representatives, the culture of our claims organization and the effectiveness of our management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to pay claims accurately could lead to material litigation, undermine our reputation in the marketplace, impair our image and negatively affect our financial results.

In addition, if we do not train new claims employees effectively or if we lose a significant number of experienced claims employees, our claims department’s ability to handle an increasing workload as we grow could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, we could suffer decreased quality of claims work, which in turn could lower our operating margins.

If we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be hindered.

Our success depends in part upon the continued services of our key executives, including Thomas E. Mangold, Chief Executive Officer, President and Chairman of the Board of Directors; M. Sean McPadden, Executive Vice President; Katherine C. Nolan, Executive Vice President; and Timothy A. Bienek, Executive Vice President and Chief Financial Officer. We have entered into employment agreements with Mr. Mangold, Mr. McPadden, Ms. Nolan and Mr. Bienek. We do not have key person insurance on the lives of any of our executive officers. Our success will also depend on our ability to attract and retain additional executives and personnel. The loss of any of our officers or other key personnel or our inability to recruit and retain qualified personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, growth and profitability.

We may encounter difficulties in implementing our strategies of expanding in to new markets and acquiring agencies.

Our growth strategy includes expanding into new geographic markets, introducing additional insurance and non-insurance products and acquiring the business and assets of underwriting and retail agencies. Our future growth will face risks, including risks associated with our ability to:

•	obtain necessary licenses;

•	properly design and price our products;

•	identify, hire and train new claims and sales employees;

•	identify agency acquisition candidates; and

•	assimilate and integrate the operations, personnel, technologies, products and information systems of the acquired companies.

We may also encounter difficulties in connection with implementing our growth strategy, including unanticipated expenditures, damaged or lost relationships with customers and independent agencies and contractual, intellectual property or employment issues relating to companies we acquire. In addition, our growth strategy may require us to enter into a geographic or business market in which we have little or no prior experience.

Further, any potential agency acquisitions may require significant capital outlays, and if we issue equity or convertible debt securities to pay for an acquisition, these securities may have rights, preferences or privileges senior to those of our common stockholders or the issuance may be dilutive to our existing stockholders. Once agencies are acquired, we could suffer increased costs, disruption of our business and distraction of our management if we are unable to smoothly integrate the agencies into our operations. Our expansion will also continue to place significant demands on our management, operations, systems, accounting, internal controls and financial resources. Any failure by us to manage our growth and to respond to changes in our business could have a material adverse effect on our business and profitability and could cause the price of our common stock to decline.

Our financial results may be adversely affected by conditions in the states where our business is concentrated.

Our business is concentrated in 11 states. For the year ended December 31, 2004, approximately 28.3% of our Total Controlled Premium related to policies issued to customers in Texas, 21.0% to customers in Illinois and 17.7% to customers in California. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it less attractive for us to do business in these states and could have an adverse effect on our financial results.

Our underwriting operations are vulnerable to a reduction in the amount of business written by independent agencies.

For the year ended December 31, 2004, independent agencies were responsible for approximately 59.4% of the Total Controlled Premium produced by our underwriting agencies. As a result, our business depends in part on the marketing efforts of independent agencies and on our ability to offer insurance products and services that meet the requirements of these independent agencies and their customers. Independent agencies are not obligated to sell or promote our products, and since many of our competitors rely significantly on the independent agency market, we must compete with other insurance companies and underwriting agencies for independent agencies’ business. Some of our competitors offer a larger variety of products, lower prices for insurance coverage or higher commissions, and we therefore may not be able to continue to attract and retain independent agencies to sell our insurance products. A material reduction in the amount of business our independent agencies sell would negatively impact our revenues.

If we are unable to establish and maintain relationships with unaffiliated insurance companies to sell their non-standard personal automobile policies through our under writing agencies and retail stores, our sales volume and profitability may suffer.

Our underwriting agencies and retail stores sell non-standard personal automobile insurance policies for our insurance companies and also for unaffiliated insurance companies. Particularly in soft markets, our commitment to underwriting discipline may result in declining sales of our insurance companies’ policies in favor of lower-priced products from other insurance companies willing to accept less attractive underwriting margins. Consequently, part of our strategy in a soft market is to generate increased commission and fee revenue from sales of third-party policies through our underwriting agencies’ relationships with unaffiliated insurance companies and our retail stores’ relationships with unaffiliated underwriting agencies and insurance companies. If our underwriting agencies and retail stores are unable to establish and maintain these relationships, they would have a more limited selection of non-standard personal automobile insurance policies to sell. In such an event, our underwriting agencies and retail stores might experience a net decline in overall sales volume of non-standard personal automobile insurance policies, which would decrease our profitability.

Our largely fixed cost structure with respect to our retail stores would work to our disadvantage if our sales volume at our retail stores were to decline significantly.

We estimate that, for the year ended December 31, 2004, 77% of the costs related to our retail store operations were largely fixed, including the leasing costs for our retail space and employee compensation expenses for our sales personnel in the retail stores. If we are unable to maintain our sales volume of non-standard personal automobile policies at our retail stores, we may be forced to close some of our retail store locations or lay off store personnel to manage our fixed expenses. These actions in turn could harm our profitability and likely would detract from our future growth potential.

If our insurance companies, which currently have A.M. Best financial strength ratings of “B+”, fail to maintain commercially acceptable financial strength ratings, our ability to implement our business strategies successfully could be significantly and negatively affected.

Financial strength ratings are important in establishing the competitive position of insurance companies and could have an effect on an insurance company’s sales. A.M. Best, generally considered to be a leading authority on insurance company ratings and information, has currently assigned our insurance companies ratings of “B+” (Very Good). The “B+” rating is the sixth highest of 15 rating categories that A.M. Best assigns to insurance companies, ranging from “A++” (Superior) to “F” (In Liquidation). According to A.M. Best, “B+” ratings are assigned to insurers that have a good ability to meet their current obligations to policyholders.

A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to potential or current investors in our common stock or recommendations to buy, sell or hold our common stock. Our insurance companies’ ratings are subject to change at any time and may be revised downward or revoked at the sole discretion of A.M. Best.

Because lenders and reinsurers will use our A.M. Best ratings as a factor in deciding whether to transact business with us, the current ratings of our insurance companies or their failure to maintain the current ratings may dissuade a financial institution or reinsurance company from conducting any business with us or may increase our interest or reinsurance costs.

We face litigation, which if decided adversely to us, could adversely impact our financial results.

We are named as a defendant in a number of lawsuits. These lawsuits are described more fully elsewhere in this report. Litigation, by its very nature, is unpredictable and the outcome of these cases is uncertain. The precise nature of the relief that may be sought or granted in any lawsuits is uncertain and may, if these lawsuits are determined adversely to us, negatively impact our earnings.

In addition, potential litigation involving new claim, coverage and business practice issues could adversely affect our business by changing the way we price our products, extending coverage beyond our underwriting intent or increasing the size of claims. Recent examples of some emerging issues include a growing trend of plaintiffs targeting automobile insurers in purported class action litigation relating to claims handling practices such as total loss evaluation methodology and the alleged diminution in value to insureds’ vehicles involved in accidents and the relatively new trend of plaintiffs targeting insurers, including automobile insurers, in purported class action litigation which seeks to recharacterize installment fees and other allowed chargers related to insurers’ installment billing programs as interest that violates state usury laws or other interest rate restrictions. The effects of these and other unforeseen emerging claims, coverage and business practice issues could negatively impact our revenues or our methods of doing business.

Adverse securities market conditions can have a significant and negative impact on our investment portfolio.

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2004, $159.7 million of our investment portfolio was invested in fixed income securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities. We attempt to mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. If market interest rates were to change 1.0% (for example, the difference between 5.0% and 6.0%), the fair value of our fixed income securities would change approximately $6.1 million. The change in fair value was determined using duration modeling assuming no prepayments.

We rely on our information technology and telecommunications systems, and the failure of these systems could disrupt our operations.

Our business is highly dependent upon the successful and uninterrupted functioning of our current information technology and telecommunications systems as well as our future integrated policy and claims system. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations, as well as to perform actuarial and other analytical functions necessary for pricing and product development. As a result, the failure of these systems could interrupt our operations and adversely affect our financial results.

Severe weather conditions and other catastrophes may result in an increase in the number and amount of claims filed against us.

Our business is exposed to the risk of severe weather conditions and other catastrophic events, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, earthquakes, fires and other events such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. Such conditions generally result in higher incidence of automobile accidents and an increase in the number of claims filed, as well as the amount of compensation sought by claimants.

As a holding company, we are dependent on the results of operations of our operating subsidiaries to meet our obligations and pay future dividends.

We are organized as a holding company, a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, we are dependent upon dividends and other payments from our operating subsidiaries, which include our agency subsidiaries and our insurance company subsidiaries. We cannot pay dividends to our stockholders and meet our other obligations unless we receive dividends and other payments from our operating subsidiaries, including our insurance company subsidiaries.

State insurance laws limit the ability of our insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. In addition, for competitive reasons, our insurance companies need to maintain financial strength ratings which require us to maintain certain levels of capital and surplus in those subsidiaries. The need to maintain these capital and surplus levels may affect the ability of our insurance company subsidiaries to pay dividends to us. Without regulatory approval, the aggregate maximum amount of dividends that can be paid in 2005 to us by our insurance company subsidiaries is approximately $13.9 million. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily indicate an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurance company’s ratings, competitive position, amount of premiums that can be written, and ability to pay future dividends. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies and our rights to participate in any distribution of assets of our insurance company subsidiaries are subject to prior claims of policyholders and creditors, except to the extent that our rights, if any, as a creditor are recognized. As a result, a prolonged, significant decline in the profits of our insurance company subsidiaries or regulatory action limiting dividends could subject us to shortages of cash because our insurance company subsidiaries would not be able to pay us dividends.

We have a limited operating history as a stand-alone entity and may experience difficulty in operating as an independent public company.

We have limited operating history as an independent company. Prior to our initial public offering, we operated our business as a subsidiary of Vesta and we relied on Vesta for assistance with certain financial, administrative, managerial and other matters. Following our initial public offering, we have our own credit, banking and reinsurance relationships and will perform our own financial, reporting, regulatory compliance and investor relation functions. In order to operate successfully as an independent public company, we must continue to establish the internal systems and capabilities, and hire or train the personnel, necessary to maintain these relationships and perform these functions effectively. We may not be successful in developing these systems and capabilities or in hiring new employees or training existing employees to carry out these new responsibilities. Even if successful, the development of such systems, capabilities and personnel may require a substantial amount of time and resources and divert our management’s attention away from our business.

In addition, we are responsible for complying with the various regulatory requirements applicable to public companies. We will incur increased costs as a result of being a public company, particularly in light of recently enacted and proposed changes in laws, regulations and listing requirements. Our business and financial condition may be adversely affected if we are unable to effectively manage these increased costs and public company regulatory requirements.

Item 2. Properties

We lease an aggregate of approximately 462,000 square feet of office space for our agencies, insurance companies and retail stores in various locations throughout the United States.

Item 3. Legal Proceedings

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

InsureOne’s former president is also a defendant, along with nine former employees of InsureOne and two of Hallberg’s family trusts, in actions we brought in the Circuit Court of Cook County, Illinois in December 2003 and in the United States District Court for the Eastern District of Missouri in February 2004 to enforce non-compete and non-solicitation agreements entered into with those employees. Both courts have entered interim orders prohibiting the defendants from hiring any employees of InsureOne or one of AIHI’s other underwriting agencies. The order expired in the Missouri action in November of 2004, but is still in effect in the Illinois action and prohibits all defendants, including Hallberg, from hiring any employees of InsureOne et al. until the conclusion of the trial of the Illinois action. The trial in the Illinois action is currently scheduled to begin in August of 2005. On May 17, 2004, the former president of InsureOne filed a counterclaim in the Illinois case seeking unspecified compensatory damages, specific performance, attorneys’ fees and court costs based on causes of action for breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty in connection with Vesta’s original acquisition of the InsureOne business in 2002, the claimant’s employment with InsureOne and our purchase of the 20% minority interest in InsureOne in 2003. InsureOne et al. filed a motion to dismiss these counterclaims, which was granted in part and denied in part. Hallberg filed amended counterclaims based on causes of action for breach of contract, fraud, and breach of fiduciary duty. InsureOne et al. have answered those counterclaims, and believe the counterclaims are without merit. We are vigorously contesting the counterclaims and are exercising all rights and remedies available to us.

On May 6, 2004, the former minority owners of our InsureOne retail agency, including InsureOne’s former president, filed a complaint in the United States District Court for the Northern District of Illinois alleging causes of action against us and three of our executive officers under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as causes of action for fraudulent misrepresentation, negligent misrepresentation and breach of fiduciary duty in connection with our purchase of the plaintiffs’ 20% minority interest in this retail agency in 2003. The plaintiffs sought damages equal to the difference between the amount paid for the 20% interest and the court’s determination of the value of this interest, plus attorneys’ fees and court costs. Defendants filed a motion to dismiss this case, which was granted by the Court on March 8, 2005. The Court’s March 8, 2005 Order dismisses all claims without prejudice and grants plaintiffs 20 days from the date of the order to attempt to replead their claims. We anticipate that the plaintiffs will attempt to replead some or all of those claims. We believe these claims are without merit, and we will vigorously contest the claims, and exercise all available rights and remedies against them should plaintiffs choose to replead those claims.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters subject to a vote of stockholder’s during the fourth quarter of 2004.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the Nasdaq National Market under the symbol “AFFM” since our initial public offering on July 9, 2004. The initial public offering price of our common stock was $14 per share. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the Nasdaq National Market:

	High	Low
2004
Fourth quarter	$18.75	$15.25
Third quarter (from July 9, 2004)	$17.20	$14.00

Holders

On March 4, 2005, the last quoted sale price of our common stock as reported by the Nasdaq National Market was $16.85 per share, there were 16,852,753 shares of our common stock issued and outstanding and there were 62 known holders of record of our common stock.

Dividends

We declared a quarterly dividend of $0.02 per common share on November 9, 2004 for stockholders of record on December 1, 2004, and the dividend was paid on December 15, 2004. We declared a quarterly dividend of $0.02 per common share on February 14, 2005 for stockholders of record on March 1, 2005, and the dividend was paid on March 15, 2005. We presently anticipate continuing the payment of quarterly cash dividends.

The declaration and payment of dividends is subject to the discretion of our board of directors and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our subsidiaries, and other factors deemed relevant by our board of directors. Further, we may enter into new agreements or incur additional indebtedness in the future which may further prohibit or restrict the payment of dividends. There is no requirement that we must, and we cannot assure you that we will, declare and pay any dividends in the future. Our board of directors may determine to retain such capital for general corporate or other purposes. For a discussion of our cash resources and needs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources”.

Affirmative is a holding company and a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, our principal sources of funds are dividends and other payments from our operating subsidiaries. The ability of our insurance subsidiaries to pay dividends is subject to limits under insurance laws of the states in which we conduct business. Furthermore, there are no restrictions on payment of dividends from our agency, administrative, and consumer products subsidiaries, other than typical states corporation law requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2004 about all of our equity compensation plans. All plans have been approved by our stockholders.

	Number of		Number of securities
	securities to be	Weighted-	remaining available
	issued upon	average	for future issuance
	exercise of	exercise price	under equity compensation
	outstanding	of outstanding	plan (excluding securities
Plan Category	and rights	options	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1998 Omnibus Incentive Plan	722,202	$7.92	—
2004 Stock Incentive Plan	535,950	$14.06	964,050

Total	1,258,152	$10.54	964,050

Item 6. Selected Financial Data

The following tables provide selected historical consolidated financial and operating data of Affirmative Insurance Holdings, Inc. as of the dates and for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. We derived our selected historical consolidated financial data as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 from our audited consolidated financial statements included in this report. We derived our selected historical consolidated financial data for the year ended December 31, 2001 from our audited consolidated financial statements not included in this report. We derived our selected historical consolidated financial data for the year ended December 31, 2000 from our unaudited consolidated statements of operations and balance sheets not included in this report. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

	Year Ended December 31,
	2004	2003	2002	2001	2000
					(Unaudited)
	(in thousands, except share and per share data)
				(Predecessor Basis)(1)
Statement of Operations Data: (2)
Premiums earned	$194,341	$—	$—	$—	$—
Commission income	33,842	52,806	37,160	3,243	381
Fee income	53,929	38,674	37,702	1,524
Claims processing fees	4,243	11,864	10,045	1,035	—
Net investment income	2,327	189	484	1,645	3,914
Realized gains (losses)	(8)	451	—	844	(171)
Other	—	—	—	77	102

Total revenues	288,674	103,984	85,391	8,368	4,226

Losses and loss adjustment expenses	128,969	—	—	—	—
Commission expense	56,935	15,868	17,750	883	—
Employee compensation and benefits	38,517	36,410	31,721	4,487	2,283
Depreciation and amortization	4,218	3,575	2,360	738	—
Operating expenses	17,978	16,477	9,520	3,945	941
Interest expense	588	821	1,012	83	—

Total expenses	247,205	73,151	62,363	10,136	3,224

Net income (loss) from continuing operations before income taxes, minority interest and equity interest in unconsolidated subsidiaries	41,469	30,833	23,028	(1,768)	1,002
Income tax expense	15,319	11,025	8,610	608	1,332
Minority interest, net of income taxes	804	403	703	74	—
Equity interest in unconsolidated subsidiaries, net of income taxes	913	348	—	—	—

Net income (loss) from continuing operations	$24,433	$19,057	$13,715	$(2,450)	$(330)
Loss from discontinued operations, net of income taxes (3)	—	—	—	—	(16,604)

Net income (loss)	$24,433	$19,057	$13,715	$(2,450)	$(16,934)

Operating Data:
Gross premiums written	$281,725	$150,895	$175,294	$36,896	$37,419
Net premiums written	215,256	55,595	—	—	—

Balance Sheet Data:
Cash, cash equivalents and total investments	$183,757	$22,896	$9,039	$14,854	$51,801
Total assets	520,920	315,208	297,664	120,796	144,391
Total liabilities	315,614	201,831	219,317	76,949	100,933
Total Stockholder’s equity	205,306	113,377	78,347	43,847	43,458

Per Share Data:
Earnings per common share:
Basic	$1.74	$1.89	$3.87	$(0.71)	$(4.93)
Diluted	1.72	1.88	2.09	(0.71)	(4.93)
Book value per common share	12.19	9.81	7.81	12.77	12.66
Weighted average shares outstanding
Basic	14,018,530	10,082,794	3,543,928	3,432,365	3,432,365
Diluted	14,213,682	10,112,585	6,565,535	3,432,365	3,432,365
Common Shares outstanding	16,838,519	11,557,214	10,031,615	3,432,365	3,432,365

(1)	On December 28, 2001, Vesta increased its ownership interest in us to 92% of the voting power of our capital stock. At that time, we adopted push down accounting. Our statements of operations data for the years ended December 31, 2001 and 2000 are presented above on our historical basis, as push down accounting was not appropriate prior to December 28, 2001 and no material adjustments exist for the period from December 28, 2001 to December 31, 2001. In addition, our balance sheet data as of December 31, 2000 are presented above on our historical basis as push down accounting was not appropriate prior to December 28, 2001. See Note 2 to our consolidated financial statements included in this report.

(2)	Prior to acquiring our insurance companies effective December 31, 2003, our operations were comprised of our non-standard personal automobile insurance underwriting and retail agency operations. The business written by the insurance companies we acquired from Vesta was 100% reinsured by Vesta Fire in accordance with a quota share reinsurance agreement. As a result of this internal reinsurance, the historical financial statements of Affirmative Insurance Company and Insura included only certain revenues, primarily policy fees that were not ceded to Vesta Fire.

(3)	In the third quarter of 2000, we discontinued the insurance underwriting operations related to our original business concept of underwriting non-standard personal automobile insurance policies sold exclusively through a centralized call center sales force directly to consumers responding to radio, television and Internet advertising, as well as through the solicitation of customers of a national check cashing chain. At that time, we made a strategic decision to focus our operations on building and acquiring our underwriting and retail agency businesses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an insurance holding company engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in highly targeted geographic areas. Our subsidiaries include two insurance companies, four underwriting agencies and five retail agencies with 169 owned and 42 franchised retail store locations. We offer our products and services in 11 states, including Texas, Florida, Illinois and California. Since 2000, our growth has been achieved principally as a result of the acquisition and integration of six retail and/or underwriting agencies in 2001, 2002 and 2004.

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

For the years ended December 31, 2003, 2002 and 2001, our consolidated revenues were derived principally from commissions and fees, investment income and investment gains and losses. For the years ended December 31, 2003, 2002 and 2001, our consolidated expenses consisted primarily of expenses associated with underwriting activities, agents’ commissions and operations. Beginning January 1, 2004, our consolidated revenues also include net premiums earned and net investment income and our consolidated expenses also include losses, loss adjustment expenses and policy acquisition costs. We report consolidated financial information in three business segments: our agency segment, our insurance company segment and our corporate and other segment.

Note on Insurance Company Segment

Effective December 31, 2003, Vesta sold to us two insurance companies — Affirmative Insurance Company and Insura — and also transferred to us all future economic interest in the NSA Business through a series of reinsurance transactions. We accounted for our acquisition of these insurance companies as a pooling of interests under SFAS No. 141, and our historical consolidated financial statements have been presented to reflect our historical results of operations and the historical results of Affirmative Insurance Company and Insura on a combined basis. Prior to December 31, 2003, our insurance companies ceded 100% of their premiums, losses and loss adjustment expenses to Vesta Fire. Accordingly, our insurance companies’ historical statements of operations prior to January 1, 2004 do not include any of the premiums, losses or loss adjustment expenses on policies written by our insurance companies.

Discussion and Analysis Provided

The historical financial results of the NSA Business for the years ended December 31, 2003 and 2002 have been included in footnotes to Vesta’s audited financial statements not included in this report.

Significant Events Impacting Financial Statement Comparability

Vesta’s ownership. On December 21, 2000, Vesta acquired common and convertible preferred stock representing approximately 52% of our voting stock on a fully diluted basis. On December 28, 2001, Vesta acquired additional common and convertible preferred stock representing an additional approximately 40% of our voting stock. When purchase transactions result in an entity becoming wholly-owned or majority-owned, a new basis for the purchased assets and liabilities must be presented, representing the concept of “push-down accounting.” We determined that Vesta’s costs of acquiring us should be “pushed down” in order to establish a new accounting basis in our separate financial statements. In recognition of Vesta’s approximately 92% ownership position in us, we adopted push down accounting to reflect Vesta’s cost basis in us effective December 28, 2001. The principal adjustments that were made to adopt push down accounting were to record goodwill of $18.5 million and to adjust the various elements of stockholders’ equity, including retained deficit, related to Vesta’s ownership percentage.

Acquisitions. In 2001, 2002 and 2004, we acquired six retail and/or underwriting agencies currently operating in seven states. Effective December 31, 2003, we acquired our two insurance companies from Vesta. Descriptions of each of these acquisitions are provided below. With the exception of the December 31, 2002 InsureOne transaction and the acquisition of our insurance companies, all of these transactions were accounted for as purchases and the purchase price was allocated to the assets purchased based on their fair values at the time of acquisition.

•	Space Coast. On October 1, 2001 we purchased a 74.5% ownership interest in Space Coast Holdings, Inc., the parent company of Space Coast Underwriters Insurance Agency, Inc., a Florida-based underwriting agency. At the time of our acquisition, the remaining 25.5% ownership of Space Coast was held by the management of Space Coast. Following the transaction, the management of Space Coast exercised options and increased its ownership percentage to 27.0%, with our ownership percentage decreasing to 73.0%.

•	A-Affordable. On October 31, 2001, we acquired substantially all of the assets of A-Affordable Insurance Agency, Inc. A-Affordable is a Dallas-based underwriting agency and retail agency operation.

•	American Agencies and Harbor. On January 1, 2002, we acquired American Agencies General Agency, Inc., as well as certain non-standard personal automobile insurance assets of Harbor Insurance Group, Inc. As part of the transaction, the assets and business operations of Harbor Insurance Group, Inc. were transferred to American Agencies General Agency, Inc. The combined American Agencies operation is an underwriting agency that underwrites and services non-standard personal automobile insurance policies sold by independent agencies in the states of Texas and New Mexico.

•	Driver’s Choice. On August 1, 2002, we purchased Driver’s Choice Insurance Services, LLC, a South Carolina-based underwriting agency and retail agency operation.

•	InsureOne. On December 31, 2002, we acquired from Vesta substantially all of the business and operations comprising InsureOne, a Chicago-based retail agency and underwriting agency. The acquisition included an 80.0% equity interest in the retail agency. Vesta had purchased the assets of these businesses from an unaffiliated third party on January 1, 2002. We accounted for these acquisitions at Vesta’s historical carrying amounts as transfers of net assets between entities under common control in accordance with SFAS No. 141. The transaction was accounted for as a pooling of interests and, therefore, our historical financial statements have been presented to reflect our results of operations with those of the InsureOne underwriting and retail businesses on a combined basis effective January 1, 2002.

On May 7, 2003, we acquired from an unrelated third party the 20.0% minority interest in InsureOne’s retail agency that we did not already own. We accounted for this acquisition as a purchase and accordingly, the purchase price was allocated to the assets purchased based upon their fair values at the time of acquisition.

•	Affirmative Insurance Company and Insura. Effective December 31, 2003, we acquired Affirmative Insurance Company and Insura from Vesta. We accounted for our acquisition of the insurance companies at Vesta’s historical carrying amounts as transfers of net assets between entities under common control in accordance with SFAS No. 141. The acquisitions were accounted for as a pooling of interests, and all historical financial statements presented reflect our results of operations on a combined basis with those of Affirmative Insurance Company and Insura.

•	Fed USA. In December 2004, we acquired certain assets of Fed USA Retail, Inc., which owns retail agencies that produce and service non-standard personal automobile policies sold in Florida by 24 owned and branded retail stores in three DMAs as of December 31, 2004. We also acquired certain assets of Fed USA Franchising, Inc., which produces and services policies sold in Florida through 42 franchised retail stores in four DMAs as of December 31, 2004.

Reinsurance transaction with Vesta. Effective December 31, 2003, Vesta restructured its internal reinsurance arrangements relating to non-standard personal automobile insurance policies to transfer to our insurance companies all of the future economic interest in the NSA Business. Under this transaction, which was effected through a quota share reinsurance agreement, Vesta Fire retained all loss and loss adjustment expense reserves as of December 31, 2003 related to these policies and remains liable to indemnify us for any losses and allocated loss adjustment expenses associated with these policies that occurred on or prior to December 31, 2003. The NSA Business had net premiums earned of $167.4 million for the year ended December 31, 2003. We determined that this restructuring of Vesta’s internal reinsurance did not constitute a business combination within the meaning of SFAS No. 141 and, accordingly, our historical consolidated statements of operations included in this report do not reflect any underwriting results on these policies during the periods presented.

Critical Accounting Policies

Our consolidated financial statements are based upon the selection and application of accounting policies that require management to make estimates and assumptions that can significantly affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and therefore impact amounts reported in the future. We believe the following are some of the areas where the degree of judgment in determining amounts recorded in our historical consolidated financial statements make the accounting policies critical:

•	revenue recognition;

•	accounting and reporting for reinsurance;

•	recoverability of assets;

•	reserving for unpaid losses and loss adjustment expenses;

•	statutory accounting practices;

•	valuation of investments; and

•	accounting for business combinations, goodwill and other intangible assets.

Revenue recognition. Our consolidated revenues are derived principally from premiums, commissions, fees, investment income and investment gains and losses. Premiums are earned over the life of a policy on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. Premium receivables are recorded net of an estimated allowance for uncollectible amounts.

We receive commissions for policies that are written through our underwriting agencies or are sold by our retail agencies. These policies are subject to cancellation by the policyholder prior to the policy expiration date. We estimate the future cancellations in determining the amount of commission and fee income that is recorded in our consolidated financial statements. Our allowance for policy cancellations, presented as deferred revenue in our consolidated balance sheet, is periodically evaluated and adjusted as necessary. All commission and policy fee revenue and our related allowance for policy cancellations from our insurance companies are eliminated in consolidation.

The commission rate paid to our underwriting agencies is established annually in contractual agreements between our underwriting agencies and our insurance companies and the unaffiliated insurance company our underwriting agencies represent. Provisional commissions are paid to our underwriting agencies based upon a contractually established provisional commission rate multiplied by the premiums that they produce. Our underwriting agencies also can earn profit-sharing commissions from our insurance companies and the unaffiliated insurance company they represent if the loss ratio on the business they produce is lower than a contractually established provisional loss ratio. Profit-sharing is recorded when we conclude it is probable that estimates of losses will result in loss ratios that are lower than the provisional loss ratios. These loss ratio estimates are based on various actuarial assumptions and determinations by our internal actuaries regarding potential future losses. If the actual loss experience is less favorable than the estimates used, income may be reduced in subsequent periods.

Fee income includes policy origination fees and installment fees to compensate us for the costs of providing installment payment plans, as well as late payment, policy cancellation, policy rewrite and reinstatement fees. We recognize policy origination fees over the premium earning period of the underlying policies and recognize all other fees on a collected basis.

Claims processing fees are received from insurance companies over the premium earning period of the underlying policies. These fees are recognized as revenue over the expected period during which processing services are performed and in amounts appropriate to the processing effort and related costs. The service period and related revenues are based upon historical and expected claims settlement data. All claims processing fees from our insurance companies are eliminated in consolidation.

Accounting and Reporting for Reinsurance. Pursuant to SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” we are required to review the contractual terms of all our reinsurance purchases to ensure compliance with that statement. The statement establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. For all reinsurance transactions, immediate recognition of gains is precluded unless our liability to our policyholders is extinguished. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed generally do not meet the conditions for reinsurance accounting and must be accounted for as deposits.

SFAS No. 113 also requires us to disclose the nature, purpose and effect of reinsurance transactions, including the premium amounts associated with reinsurance assumed and ceded. It also requires disclosure of concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums. We believe we have properly accounted for all of our reinsurance contracts.

Recoverability of assets. Our financial statements include as assets amounts we either: (1) expect to collect from third parties, particularly reinsurance recoverables; or (2) expect to benefit from in future periods, particularly deferred acquisition costs. In establishing these amounts, we have made significant judgments and estimates regarding the ultimate realization of each asset. Specifically, we have made critical assumptions and judgments in establishing assets for reinsurance recoverables on paid losses and deferred policy acquisition costs. Changes in assumptions, judgments or estimates we have made with respect to each of these assets would directly impact our financial results and financial condition.

Reinsurance recoverable on paid and incurred losses. We cede premiums and losses to reinsurers under quota share reinsurance agreements. Although a reinsurer is liable for losses to the extent of the coverage which it assumes, our reinsurance contracts do not discharge our insurance companies from primary liability to each policyholder for the full amount of the applicable policy. Consequently our insurance companies remain obligated to pay claims in accordance with the terms of the policies regardless of whether a reinsurer fulfills or defaults on its obligations under the related reinsurance agreement.

When we determine that a claim for loss and other costs associated with the loss made under one of our insurance policies is owed, we initially pay the full amount owed to the insured or claimant. Subsequently, we seek to recover any amounts due from reinsurers in accordance with the terms of the applicable reinsurance contract. We record the amounts we expect to receive from reinsurers pursuant to these contracts as assets on our balance sheet. Our insurance companies report as assets the estimated reinsurance recoverable on paid losses and unpaid losses, including an estimate for losses incurred but not reported, and premium amounts paid to reinsurers applicable to unexpired terms of policies in force. These amounts are estimated based on our interpretation of each reinsurer’s obligations pursuant to the individual reinsurance contracts between us and each reinsurer, as well as judgments we make regarding the financial viability of each reinsurer and its ability to pay us what is owed under the reinsurance contract. In evaluating the financial viability of each reinsurer, we rely upon financial statements, credit reports and other publicly available information applicable to each reinsurer, as well as management’s experience and industry knowledge.

At December 31, 2004, we had recorded $75.4 million as amounts recoverable from reinsurers, including $10.3 million net recoverable from Vesta Fire. Our reinsurance agreement with Vesta Fire allow us and Vesta Fire to offset amounts due to one another under the agreement. Vesta Fire is currently rated “B” (Fair) by A.M. Best. According to our reinsurance agreement, if Vesta Fire’s A.M. Best financial strength rating remains below “B+” we have the right to require Vesta Fire to provide a letter of credit or establish a trust account to collateralize the net amounts due to us from Vesta Fire under the reinsurance agreement. On July 27, 2004, we notified Vesta to establish a trust account collateralizing the net amount due to us, due to the fact that Vesta Fire’s A.M. Best rating was below a “B+” after the consummation of our initial public offering. We have $8.9 million currently in a trust account and have requested Vesta to increase the collateral held in this account to $10.3 million to fully collateralize the net amount due to us as of December 31, 2004.

Deferred policy acquisition costs. Deferred policy acquisition costs represent the deferral of expenses that we incur acquiring new business or renewing existing business. Policy acquisition costs, primarily commissions, premium taxes and underwriting and agency expenses related to issuing a policy are deferred and charged against income ratably over the terms of the related policies. At December 31, 2004, we had $19.1 million of deferred policy acquisition costs. Management regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. At December 31, 2004, we determined that there was no premium deficiency.

Reserving for unpaid losses and loss adjustment expenses. We maintain reserves in the amount of the estimated ultimate liability for unpaid losses and loss adjustment expenses related to incurred claims and our estimate of unreported claims. Management’s estimation of the ultimate liability for unpaid losses and loss adjustment expenses is based on projections developed by our actuaries using analytical methodology commonly used in the property-casualty insurance industry. The liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based on the following: (1) the accumulation of estimates of individual claims for losses reported prior to the close of the accounting period; (2) estimates received from ceding companies, reinsurers and insurance pools and associations; (3) estimates of unreported losses based on past experience; (4) estimates based on past experience of expenses for investigating and adjusting claims; and (5) estimates of subrogation and salvage collections. We periodically adjust our loss and loss adjustment expense reserves for changes in product mix, underwriting standards, loss cost trends and other factors. Our loss and loss adjustment expense reserves may also be impacted by factors such as the rate of inflation, claims settlement patterns, litigation and legislative activities. Unpaid losses and loss adjustment expenses have not been reduced for our reinsurance recoverables. Changes in estimates of the liabilities for unpaid losses and loss adjustment expenses are reflected in the consolidated statement of operations in the period in which determined. Ultimately, our actual losses and loss adjustment expenses may differ materially from the estimates we have recorded. As previously noted, our historical financial statements include the effects of a 100% quota share reinsurance contract with our affiliate, Vesta Fire. Accordingly, we retain none of the underwriting risks associated with the reserves established at December 31, 2003 for our insurance companies.

As of December 31, 2004, analysis completed by our actuaries indicated that the expected range for the ultimate liability for our loss and loss adjustment expense reserves was between $75.9 million and $101.6 million on a gross basis and between $41.5 million and $53.6 million on a net basis. Our loss and loss adjustment expense reserves were $93.0 million on a gross basis and $50.0 million on a net basis, which were our best estimates as of December 31, 2004.

Statutory accounting practices. The Company is required to report its results of operations and financial position to Insurance Departments of Insurance based upon Statutory accounting practices (“SAP”). Certain key differences under SAP, unlike GAAP are as follows: the Company is required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the policy. The immediate charge off of sales and acquisition expenses and other conservative valuations under SAP generally cause a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce the Company’s gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividend from insurance companies.

Valuation of investments. Our investments are recorded at fair value and are typically based on publicly available quoted prices. From time to time, the carrying value of our investments may be temporarily impaired because of the inherent volatility of publically traded investments. We do not adjust the carrying value of any investment unless management determines that its value is other than temporarily impaired.

We conduct regular reviews to assess whether the amortized cost of our investments are impaired and if any impairment is other than temporary. Factors considered by us in assessing whether an impairment is other than temporary include the credit quality of the investment, the duration of the impairment, our ability and intent to hold the investment until recovery and overall economic conditions. If we determine that the value of any investment is other than temporarily impaired, we record a charge against earnings in the amount of the impairment.

The following table shows our investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 (dollars in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Fixed maturities
U.S. Government and agencies	$(100)	$5,278	$—	$—	$(100)	$5,278
Mortgage backed	(26)	9,409			(26)	9,409
Municipal	(74)	25,617			(74)	25,617
Corporate and other	(324)	23,408			(324)	23,408

Total investments	$(524)	$63,712	$—	$—	$(524)	$63,712

Accounting for business combinations, goodwill and other intangible assets. We adopted SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. With the exception of our acquisitions of our insurance companies and InsureOne from Vesta, both of which were accounted for as a pooling of interests, we have accounted for all of our acquisitions using the purchase method of accounting. In acquisitions using the purchase method of accounting, the purchase price for the acquisition is allocated to the assets acquired, including identified intangible assets and liabilities assumed based on their estimated values. The excess of cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is an asset referred to as goodwill. Indirect and general expenses related to business combinations are expensed as incurred.

Principally, all of our goodwill and intangible assets relate to our agency acquisitions. Our insurance company segment has no material associated goodwill or intangible assets. We test our goodwill and intangible assets for impairment annually, or more frequently if impairment indicators arise. We test for impairment based upon the following: (1) the historical financial performance of the unit; (2) the most recent financial performance of the unit; (3) management’s financial forecast for the unit; (4) information regarding publicly available financial terms of recent transactions in the insurance industry; and (5) other publicly available information. We perform impairment tests annually on September 30. The test performed as of September 30, 2004 indicated there was no goodwill or indefinite life intangible asset impairment.

Intangible assets with finite lives are amortized over their useful lives and are periodically reviewed to ensure that no conditions exist indicating the recorded amount of finite life intangible assets is not recoverable from future undiscounted cash flows.

As of December 31, 2004, we have recorded in our financial statements $67.4 million of goodwill, $14.7 million of indefinite life intangible assets and $3.7 million of intangible assets having estimated lives of between two and 20 years.

Segment Reporting

Agency segment. Our agency segment is comprised of our underwriting agencies and our retail agencies. Our underwriting agencies primarily design, distribute and service policies that are issued or reinsured by our insurance companies. Our retail agencies primarily sell non-standard personal automobile insurance policies that are issued or reinsured by our insurance companies and administered by our underwriting agencies. However, both our underwriting agencies and retail agencies do business with unaffiliated third parties. During 2004, our underwriting agencies also administered the nonstandard personal automobile insurance policies of one unaffiliated insurance company.

Our underwriting agencies appoint both unaffiliated independent agencies and our retail agencies to distribute insurance policies to individual customers. In the year ended December 31, 2004, our underwriting agencies were responsible for a total of $299.1 million of gross premiums written, $177.6 million, or 59.4%, of which were distributed through independent agencies, and $121.5 million, or 40.6%, of which were distributed through our retail agencies.

Our retail agencies earn commissions and fees from the sale of non-standard personal automobile insurance policies administered by our underwriting agencies, which are substantially eliminated in consolidation, as well as commissions and fees from the sale of other insurance policies and products of unaffiliated companies. For the year ended December 31, 2004, the total commissions and fees earned by our retail agencies were $44.9 million, of which approximately $9.3 million, or 20.6%, was paid to us by unaffiliated companies and not eliminated in consolidation.

The revenues of our agency segment are derived principally from:

•	commissions generated by our underwriting agencies from designing, distributing, servicing and selling insurance policies issued or reinsured by our insurance companies and by unaffiliated insurance companies;

•	commissions generated by our retail agencies from selling insurance policies issued by unaffiliated insurance companies;

•	policy acquisition fees, installment and late payment fees, and fees from the sale of ancillary products; and

•	claims processing fees paid to our underwriting agencies for the administration of claims for policies issued or reinsured by our insurance companies and by an unaffiliated insurance company.

Our underwriting and retail agencies have substantial fixed-cost components to their operating structures enabling them to significantly increase premium volume while only marginally increasing operating expenses. The principal operating expenses of our underwriting and retail agencies include:

•	salary expense;

•	lease payments;

•	commissions our underwriting agencies pay to unaffiliated independent agencies; and

•	other costs of producing and administering business, including advertising costs, the costs of administering policies and the costs of claims administration.

Insurance company segment. The historical financial results of our insurance companies prior to 2004, only included certain revenues, primarily policy fees, that were not ceded to Vesta Fire. Beginning January 1, 2004, our revenues also include premiums and investment income and our expenses also include losses and loss adjustment expenses. Therefore, beginning January 1, 2004, the financial results of our insurance companies are primarily dependent on: (1) the amount of premiums we collect, which is dependent on rate, volume and retention levels; (2) the investment income we earn by collecting and investing premiums in advance of paying claims, as well as the investment income we earn on investments related to the statutory surplus that we maintain in our insurance companies to support the premiums that we underwrite; (3) the losses and other costs we incur to adjust and pay claims submitted by individuals we have insured; (4) the cost of reinsurance programs; and (5) the expenses we incur for policy acquisition and to operate our insurance companies.

We issue non-standard personal automobile insurance policies through Affirmative Insurance Company and Insura, our two Illinois-domiciled insurance company subsidiaries. Our insurance companies are licensed to write business in 32 states, although our business is concentrated in 11 states. Our insurance companies possess the certificates of authority and capital necessary to transact insurance business and issue policies, but they rely on both our underwriting agencies and unaffiliated underwriting agencies to design, distribute and service those policies.

Subject to regulatory approval, premium rates are generally within our control and we continuously monitor and seek to adjust rates as appropriate. With respect to volume, our ability to increase the amount of written premium retained by our insurance companies is largely dependent on the statutory leverage of our insurance companies, generally expressed as the amount of net written premiums relative to statutory surplus. Statutory surplus is defined as total assets less total liabilities of our insurance companies in accordance with statutory accounting principles. We have historically operated with a limited amount of statutory surplus and as a result have utilized reinsurance to maintain our statutory leverage at a level we believe is acceptable.

For the years ended December 31, 2003 and 2002 our insurance companies’ revenues consisted primarily of policy fees, comprised primarily of origination and installment fees charged to our policyholders, and a small amount of investment income earned on invested assets and realized gains and losses. Beginning January 1, 2004, our insurance companies’ revenues include:

•	net premiums earned, which is the sum of the premiums earned on direct and assumed premiums written less premiums earned on premiums we cede to reinsurers;

•	net investment income we earn on our invested assets, together with realized gains and losses on our investments; and

•	policy fee revenues, which are comprised primarily of origination and installment fees charged to our policyholders.

For the years ended December 31, 2003 and 2002 our insurance companies’ expenses consisted primarily of policy acquisition expenses, less ceding commissions that we received under reinsurance contracts, and a small amount of operating and general expenses. Because our insurance companies received ceding commissions from Vesta Fire that exceeded their policy acquisition expenses, our insurance company segment reported negative expenses during the years ended December 31, 2003 and 2002. Beginning January 1, 2004, our insurance companies’ expenses include:

•	losses and loss adjustment expenses, including estimates for losses and loss adjustment expenses incurred during a period and the changes in estimates for prior periods, less the portion of those losses and loss adjustment expenses that we cede to reinsurers;

•	policy acquisition fees, including commissions and fees paid to our underwriting agencies and unaffiliated underwriting agencies and premium taxes, less ceding commissions that we receive under reinsurance contracts; and

•	operating and general expenses, which include general and administrative expenses and other expenses.

The majority of these expenses are variable. Changes in expenses are closely correlated with changes in premium volume. Commission expenses and claims administration expenses are determined as a percentage of gross premiums earned according to contractual agreements with individual underwriting agencies.

Corporate and other. The financial results of our corporate and other segment reflect other revenue and expenses that are not allocated to any particular segment, including: (1) investment income and investment gains and losses on investments held at the holding company level; (2) corporate interest expense; and (3) general corporate overhead expenses.

Results of Operations

The following table summarizes our historical results of operations by reporting segment. For more detailed information concerning the components of revenues and expenses by segment, please refer to Note 23 to our consolidated financial statements at page 67 of this report.

	Years Ended December 31,
	2004	2003	2002

	(in thousands)
Total Revenues:
Agency segment	$165,758	$146,506	$131,756
Insurance company segment	225,083	10,223	11,095
Corporate and other segment	—	—	—
Eliminations	(102,167)	(52,745)	(57,460)

Total	$288,674	$103,984	$85,391

Total Expenses:
Agency segment	$139,627	$125,619	$119,446
Insurance company segment	208,665	(544)	(635)
Corporate and other segment	1,080	821	1,012
Eliminations	(102,167)	(52,745)	(57,460)

Total	$247,205	$73,151	$62,363

Pretax Income:
Agency segment	$26,131	$20,887	$12,310
Insurance company segment	16,418	10,767	11,730
Corporate and other segment	(1,080)	(821)	(1,012)
Eliminations	—	—	—

Total	$41,469	$30,833	$23,028

Comparison of the Year Ended December 31, 2004 to December 31, 2003

Consolidated. Total revenues for the year ended December 31, 2004 were $288.7 million, an increase of $184.7 million, or 177.6%, as compared to total revenues of $104.0 million for the prior year. The increase in total revenues was principally due our retention of gross premiums written in our insurance companies following the termination of the reinsurance agreements with Vesta, which allowed us to start retaining premiums beginning January 1, 2004 that were previously ceded to Vesta.

Total expenses for the year ended December 31, 2004 were $247.2 million, an increase of $174.1 million, or 237.9%, as compared to total expenses of $73.2 million for the prior year. The increase in total expenses was principally due to increases in expenses related to our retention of premiums that were previously ceded to Vesta.

Pre-tax income for the year ended December 31, 2004 was $41.5 million, an increase of $10.6 million, or 34.5%, as compared to $30.8 million for the prior year. Increases in pre-tax were due improved pre-tax income in both the agency and insurance company segments.

Income tax expense for the year ended December 31, 2004 was $15.3 million, or an effective rate of 36.9%, as compared to income tax expense for the year ended December 31, 2003 of $11.0 million, or an effective rate of 35.8%. The increase in the effective tax rate in year ended December 31, 2004 as compared to prior year was principally due to higher state income taxes partially offset by the favorable impact of tax exempt income from our investment portfolio.

For the year ended December 31, 2004, minority interest net of income taxes was $804,000 as compared to $403,000 in the prior year. The increase in minority interest was a result of improved profitability of our Space Coast underwriting agency, where our ownership interest is 73.0%.

For the year ended December 31, 2004, the loss in our equity interest in unconsolidated subsidiaries net of income taxes was $913,000 as compared to $348,000 in the prior year. This investment was made in July of 2003 and the increase in the loss relates to recording the equity interest for a full year in 2004 as compared to a half year in 2003, as well as our decision to write-down the remainder of this investment in the fourth quarter of 2004.

Agency segment. Total revenues for the year ended December 31, 2004 were $165.8 million, an increase of $19.3 million, or 13.1%, as compared to total revenues of $146.5 million in the prior year. Revenues for the years ended December 31, 2004 and 2003 were generated primarily through commissions, policy fees and claims processing fees, as follows:

	Years Ended December 31,
	2004	2003
Commissions	$95.2	$81.1
Policy and other fees	42.7	38.5
Claims processing fees	27.8	26.9
Investment income and other	0.1	—

Total	$165.8	$146.5

Commissions for the year ended December 31, 2004 were $95.2 million, an increase of $14.1 million, or 17.4%, as compared to commissions of $81.1 million in the prior year. We earned commissions in both our underwriting agencies and retail agencies. Commissions in our underwriting agencies, which include both provisional and profit sharing commissions, for the year ended December 31, 2004 were $88.5 million, an increase of $14.3 million, or 19.3%, as compared to $74.2 million in the prior year.

Provisional commission for our underwriting agencies for the year ended December 31, 2004 were $76.1 million, an increase of $8.7 million, or 12.9%, as compared to provisional commissions of $67.4 million in the prior year. The $67.4 million in provisional commissions recorded in the prior year were favorably impacted by a $2.4 million reduction in a deferred revenue accrual. Excluding the impact of this adjustment, provisional commission for the year ended December 31, 2004 would have increased $11.1 million or 17.2%, as compared to the prior year. The increase in provisional commission was attributable to increases in total controlled premium produced by our underwriting agencies, which increased 8.7% over prior year, as well as increases in provisional commission rates which increased to 25.5% for the year ended December 31, 2004 from 23.6% in the prior year.

Profit sharing commissions for the year ended December 31, 2004 were $12.4 million, and increase of $5.6 million as compared to profit sharing commissions of $6.8 million for the prior year. The increase in profit sharing commissions was the result of favorable loss ratio development in prior treaty years for business produced by our underwriting agencies. We have not recognized any profit sharing commission on treaties that incepted during 2004.

Commissions related to our retail agencies’ sales of unaffiliated insurance companies’ products were $6.7 million for the year ended December 31, 2004, a decrease of $211,000, or 3.0%, as compared commissions related to our retail agencies’ sales of unaffiliated insurance companies’ products of $6.9 million for the prior year.

Policy and other fees for the year ended December 31, 2004 were $42.7 million, an increase of $4.2 million, or 10.8%, as compared to policy and other fees of $38.5 million for the prior year. The $38.5 million recorded in policy and other fees in the prior year were unfavorably impacted by a $1.2 million increase in a deferred revenue accrual. Excluding the impact of this adjustment, policy and other fees for the year ended December 31, 2004 would have increased $3.0 million, or 7.4%, as compared to prior year. The increase in policy and other fees is principally due to the growth in policies in force partially offset by a decrease in agency fees charged by our Texas retail operations.

Claims processing fees for the year ended December 31, 2004 were $27.8 million, an increase of $922,000, or 3.4%, as compared to claims processing fees of $26.9 million in the prior year. The increase in claims processing fees is primarily due to the increases in earned premiums. Claims processing fees are paid to us based on a contractual rate relative to the amount of gross premiums earned on business that underwriting agencies produce. We recognize these fees over the expected service period based on the historical amount and timing of claims settlement expenses relative to the revenue we receive for performing claims settlement services.

Total expenses for the year ended December 31, 2004 were $139.6 million, an increase of $14.0 million, or 11.2%, as compared to total expenses of $125.6 million in the prior year.

•	Commission expenses for the year ended December 31, 2004 were $27.9 million, an increase of $4.1 million, or 17.2%, as compared to $23.8 million for the prior year. The increase in commission expenses is principally due to increases in written premium volume produced by certain underwriting agencies as well as an increase caused by the acquisition of a book of business in 2004. In addition to increases in premiums produced, the average commission rate increased from 15.1% to 15.6% during the year. This increase results from changes in the geographic distribution of our policies produced as well as increases in commission rates in certain geographic areas in response to existing market conditions. The commission rates we pay independent agents are established based on prevailing market conditions.

•	Employee compensation and benefit expenses for the year ended December 31, 2004 were $58.2 million, an increase of $1.1 million, or 1.8%, as compared to $57.1 million in the prior year. The increase in employee compensation and benefit expenses was primarily due to an increase in overall headcount during 2004 which contributed to an increase of $2.0 million, offset by decreases from prior years in performance-based compensation and severance related expenses of $968,000.

•	Depreciation and amortization expenses for the year ended December 31, 2004 were $4.2 million, an increase of $643,000, as compared to $3.6 million in the prior year. The increases in depreciation and amortization expenses were principally due to the acceleration of the depreciable lives of certain policy and claims processing systems to match their remaining expected lives due to the expected implementation of a new policy and claims system in 2005 as well as increases in depreciation as a result of increases in software and hardware purchases related to the integration of our acquisitions.

•	Operating expenses for the year ended December 31, 2004 were $49.3 million, an increase of $8.3 million, or 20.1%, as compared to $41.1 million in the prior year. The increase in operating expenses was primarily a result of increases in operational expenses such as fronting fees, premium taxes and claims processing expenses of $2.9 million due to the increased premiums produced by our underwriting agencies, increased advertising expenditures of $1.4 million, increases in legal and professional fees of $2.7 million associated with various legal projects as well as expenses related to our ongoing litigation with a former employee.

Pretax income for the year ended December 31, 2004 was $26.1 million, an increase of $5.2 million, or 25.1%, as compared to pretax income of $20.9 million in the prior year. For the year ended December 31, 2004 the pretax margin was 15.8%, an increase from the 14.3% pretax margin recorded in the prior year.

Insurance company segment. Total revenues for the year ended December 31, 2004 were $225.1 million, an increase of $214.9 million as compared to total revenues of $10.2 million for the prior year. The increase in total revenues was principally due our retention of gross premiums written in our insurance companies following the termination of the reinsurance agreements with Vesta, which allowed us to start retaining premiums beginning January 1, 2004 that were previously ceded to Vesta.

Net investment income for the year ended December 31, 2004 was $2.3 million, an increase of $2.1 million from net investment income of $159,000 in the prior year. The increase in investment income is attributable the increase in the size of our investment portfolio as a result of capital contributions to the insurance companies from the proceeds of our initial public offering and our issuance of trust preferred securities, as well as operating cash flow as our insurance companies began retaining premiums that were previously ceded to Vesta. As of December 31, 2004 we had invested assets of $159.7 million as compared to invested assets of $7.5 million as of December 31, 2003.

Loss and loss adjustment expenses for the year ended December 31, 2004 were $129.0 million as compared to zero for the prior year. Our loss and loss adjustment expense ratio for the year ended December 31, 2004 was 57.9%. The increase in our loss and loss adjustment expenses was due to our termination of reinsurance agreements with Vesta.

Policy acquisition and operating expenses for the year ended December 31, 2004 were $79.7 million as compared to a negative $544,000 for the prior year. Our policy acquisition and operating expense ratio for the year ended December 31, 2004 was 35.8%. The increase in our policy acquisition and operating expenses was due to our termination of reinsurance agreements with Vesta. The negative expense reported for the prior year is a result of our insurance companies receiving ceding commission in an amount greater than their policy acquisition and operating expenses.

Pre-tax income for the year ended December 31, 2004 was $16.4 million, an increase of $5.7 million, or 52.5%, as compared to pre-tax income of $10.8 million in the prior year. The increase in pre-tax income was principally a result of the profitability of the business being retained starting January 1, 2004 as compared to policy fees retained in our insurance companies in the prior year. Our combined ratio for the year ended December 31, 2004 was 93.6%.

Corporate and other segment. The pre-tax loss for the year ended December 31, 2004 was $1.1 million as compared to a pre-tax loss of $821,000 for the prior year.

Operating expenses for the year ended December 31, 2004 was $492,000 compared to zero for the prior year. The increase is attributable to public company expenses such as directors and officers insurance, investor relations expenses and directors fees.

Interest expenses for the year ended December 31, 2004 was $588,000, as compared to interest expense of $821,000 for the prior year. The interest expense in 2004 and 2003 is primarily attributable to interest payments on a note payable related to the Harbor Insurance Group, Inc. acquisition, which began in January of 2003 when the final determination of the contingent purchase price was made. The balance of this note was repaid in the third quarter of 2004.

Comparison of the Year Ended December 31, 2003 to December 31, 2002

Consolidated. Total revenues for the year ended December 31, 2003 were $104.0 million, an increase of $18.6 million, or 21.8%, as compared to total revenues of $85.4 million for the prior year.

Total expenses for the year ended December 31, 2003 were $73.2 million, an increase of $10.8 million, or 17.3%, as compared to total expenses of $62.4 million for the prior year.

Pretax income for the year ended December 31, 2003 was $30.8 million, an increase of $7.8 million or 33.9% as compared to pre-tax income of $23.0 million for the prior year. For the year ended December 31, 2003 the pretax margin, or pretax income divided by total revenue, expressed as a percentage, was 29.5% an increase from the 27.0% pretax margin recorded in the prior year.

Income tax expense for the year ended December 31, 2003 was $11.0 million, or an effective tax rate of 35.8%, as compared to income tax expense for the year ended December 31, 2002 of $8.6 million, or an effective tax rate of 37.4%.

For the year ended December 31, 2003, minority interest net of income taxes was $403,000 as compared to $703,000 in the prior year.

The principal reason for the decrease in 2003 was our purchase on May 7, 2003 of the 20.0% interest in InsureOne that we did not own.

Agency segment. Total revenues for the year ended December 31, 2003 were $146.5 million, an increase of $14.8 million, or 11.2%, as compared to total revenues of $131.8 million in the prior year. Revenues for the years ended December 31, 2003 and 2002 were generated primarily through commissions, policy fees and claims processing fees, as follows:

	Years Ended December 31,
	2003	2002

Commissions	$81.1	$68.0
Policy and other fees	38.5	37.2
Claims processing fees	26.9	26.5
Investment income and other	—	0.1

Total	$146.5	$131.8

Commissions for the year ended December 31, 2003 were $81.1 million, an increase of $13.1 million, or 19.4%, as compared to commissions of $68.0 million in the prior year. We earned commissions in both our underwriting agencies and retail agencies. Commissions for our underwriting agencies, which include both provisional and profit-sharing commissions, for the year ended December 31, 2003 was $74.2 million, an increase of $11.1 million, or 17.5%, as compared to $63.1 million in the prior year.

Provisional commissions for our underwriting agencies for the year ended December 31, 2003 were $67.4 million, an increase of $5.3 million, or 8.5%, as compared to the provisional commissions of $62.1 million for our underwriting agencies during the prior year. The $67.4 million in provisional commissions recorded in 2003 were favorably impacted by a $2.4 million reduction in a deferred revenue accrual. Excluding the impact of this adjustment, provisional commission for the year ended December 31, 2003 would have increased $2.9 million or 4.7%, as compared to the prior year. The remaining increase in provisional commissions resulted from an increase in average commission rate to 24.5% in 2003 from 22.0% in 2002 and a $1.9 million increase due to recording a full year of commissions for Driver’s Choice, which was acquired on August 1, 2002. These increases were partially offset by a $3.7 million reduction resulting from a decline in the gross premiums written produced by our other underwriting agencies. The increase in the provisional commission rate in 2003, as compared to 2002, was due to improved contractual commission rates negotiated by our underwriting agencies. For the year ended December 31, 2003, gross premiums written produced by our underwriting agencies were $275.2 million, a decrease of $7.4 million, or 2.6%, as compared to $282.6 million in the prior year. The principal reason for the decline in gross premiums written produced by our underwriting agencies was a $14.2 million decrease resulting from re-pricing and re-underwriting activities in our underwriting agencies, partially offset by a $7.5 million increase from recording a full year of gross premiums written for Driver’s Choice, which we acquired on August 1, 2002.

Profit-sharing commissions for the year ended December 31, 2003 were $6.8 million, an increase of $5.8 million as compared to profit-sharing commissions of $1.0 million for the prior year. The increase in profit-sharing commissions was principally a result of positive loss ratio development for business produced by our InsureOne, American Agencies and A-Affordable underwriting agencies as compared to provisional loss ratios.

Commissions related to our retail agencies’ sales of unaffiliated insurance companies’ products were $6.9 million for the year ended December 31, 2003, an increase of $2.1 million, or 44.0%, as compared to commissions related to the sale of unaffiliated insurance companies’ products of $4.8 million in the prior year.

Policy and other fees for the year ended December 31, 2003 were $38.5 million, an increase of $1.3 million, or 3.5%, as compared to policy and other fees of $37.2 million for the prior year. The $38.5 million recorded in policy and other fees in 2003 were unfavorably impacted by a $1.2 million increase in a deferred revenue accrual. Excluding the impact of this adjustment, policy and other fees for the year ended December 31, 2003 would have increased $2.5 million, or 6.7%, as compared to prior year. The remaining increase in policy and other fees during 2003 as compared to 2002 was principally due to increased installment billing fees in our underwriting agencies in Texas.

Claims processing fees for the year ended December 31, 2003 were $26.9 million, an increase of $388,000 from claims processing fees of $26.5 million in the prior year. Claims processing fees are paid to us based on a contractual rate relative to the amount of gross premiums earned on business that underwriting agencies produce. We recognize these fees over the expected service period based on the historical amount and timing of claims settlement expenses relative to the revenue we receive for performing claims settlement services.

Total expenses for the year ended December 31, 2003 were $125.6 million, an increase of $6.2 million, or 5.2%, as compared to total expenses of $119.4 million in the prior year.

•	Commission expenses for the year ended December 31, 2003 were $23.8 million, a decrease of $3.3 million, or 12.3%, as compared to $27.2 million for the prior year. The reduction in commission expenses is principally due to a decline in average commission rate to 15.1% in 2003 from 16.7% during the prior year. This decline resulted from changes in the geographic distribution of our policies produced and reductions in commission rates in certain geographic areas in response to existing market conditions. We do not anticipate that we will lower commission rates further in 2004. The commission rates we pay independent agents are established based on prevailing market conditions and we do not feel that the decrease in commission rates will affect the amount of policies that we sell in these markets.

•	Employee compensation and benefit expenses for the year ended December 31, 2003 were $57.1 million, an increase of $2.4 million, or 4.4%, as compared to $54.7 million in the prior year. The increase in employee compensation and benefit expenses was primarily due to an increase in performance-based compensation of $2.1 million and $1.5 million additional expense from recording a full year of expense for Driver’s Choice.

•	Depreciation and amortization expenses for the year ended December 31, 2003 were $3.6 million, an increase of $1.2 million, as compared to $2.4 million in the prior year. The increases in depreciation and amortization expenses were principally due to an increase of $1.0 million in amortization of intangibles related to acquisitions and increases in amortization and depreciation as a result of increases in software and hardware purchases related to the integration of our acquisitions.

•	Operating expenses for the year ended December 31, 2003 were $41.1 million, an increase of $5.9 million, or 16.8%, as compared to $35.2 million in the prior year. The increase in operating expenses was primarily a result of increases in advertising expenditures of $1.1 million, increases in claims processing expenses of $3.0 million and recording a full year of operating expenses for Driver’s Choice which we acquired effective August 1, 2002.

Pretax income for the year ended December 31, 2003 was $20.9 million, an increase of $8.6 million, or 69.5%, as compared to pretax income of $12.3 million in the prior year. For the year ended December 31, 2003 the pretax margin was 14.2%, an increase from the 9.3% pretax margin recorded in the prior year.

Insurance company segment. Total revenues for the year ended December 31, 2003 were $10.2 million, a decrease of $872,000, or 7.9%, as compared to total revenues of $11.1 million for the prior year. The decrease in total revenues in 2003 was principally due to a reduction in policy and other fees as a result of a decrease in the volume of non-standard personal automobile business of InsureOne written by our insurance companies. For the year ended December 31, 2003 policy and other fees were $9.6 million, a decrease of $1.1 million, or 10.4%, as compared to $10.7 million of policy and other fees in the prior year. Prior to December 31, 2003, our insurance companies were a party to a reinsurance agreement with Vesta Fire pursuant to which they ceded 100% of premiums, losses and loss adjustment expenses to Vesta Fire and retained all policy fees.

Net investment income for the year ended December 31, 2003 was $159,000, a decrease of $212,000 from net investment income of $371,000 in the prior year. Net realized capital gains for the year ended December 31, 2003 were $457,000 and no gains were realized in the prior year.

Total expenses for the year ended December 31, 2003 were a negative $544,000, an increase of $91,000 as compared to total expenses of negative $635,000 in the prior year. Our insurance companies received ceding commissions from Vesta Fire related to the premiums ceded in accordance with the reinsurance agreement. The negative expense recorded for the years ended December 31, 2002 and 2003 is a result of our insurance companies receiving ceding commissions in an amount greater than their policy acquisition and operating expenses.

For the year ended December 31, 2003, pretax income was $10.8 million, a decrease of $963,000, or 8.2%, as compared to pretax income of $11.7 million in the prior year. The decrease in pretax income was principally a result of lower policy fees in 2003 as compared to prior year.

Corporate and other segment. Interest expense for the year ended December 31, 2003 was $821,000, as compared to interest expense of $1.0 million for the prior year. The interest expense in 2003 represents interest payments on a note payable related to the Harbor Insurance Group, Inc. acquisition, starting in January of 2003 when the final determination of the contingent payments was made. The interest expense in 2002 was related to notes payable to Vesta that were repaid in full and cancelled on September 30, 2002.

Liquidity and Capital Resources

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries, including our insurance company subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of December 31, 2004, we had $2.8 million of cash and invested assets at the holding company level and $5.9 million of cash and invested assets at our non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. An extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding December 31 or the insurance company’s net income for the 12-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurance company’s remaining surplus after payment of a dividend or other distribution to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. In 2005, our insurance companies may pay up to $13.9 million in ordinary dividends without prior regulatory approval, although we do not anticipate that our insurance company subsidiaries will pay dividends in the foreseeable future because we intend to reduce our reinsurance purchases and seek stronger financial strength ratings for our insurance company subsidiaries.

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2004, the capital ratios of both of our insurance companies substantially exceeded the risk-based capital requirements. As of December 31, 2004, the capital ratios of both of our insurance companies exceeded the highest level for regulatory action under the risk-based capital guidelines.

Our operating subsidiaries’ primary sources of funds are premiums received, commission and fee income, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.

Net cash provided by operating activities was $52.1 million for the year ended December 31, 2004, as compared to $40.7 million for the year ended December 31, 2003, and net cash used in operating activities of $898,000 for the year ended December 31, 2002. The increase in cash flow generated from operations for the year ended December 31, 2004 compared to the prior year was principally due to an increase in our net income as well as increases in cash flows due to the timing of collections and payments of losses and unearned revenue as well as increased collections on amounts due reinsurers. The increase in cash flow generated from operations for the year ended December 31, 2003 compared to the prior year was principally due to an increase in our net income, our increased collection of premiums and commissions receivable, amounts due reinsurers and the collection of two intercompany receivables. Our cash flows from operations are derived mainly from the activities discussed in the preceding paragraph. Our cash collection and payment processes have not changed materially and we do not expect changes to these procedures in the future. The primary driver of our inconsistent historical cash flows from operations has been the timing of clearing our intercompany receivable and payable balances with Vesta.

Net cash used in investment activities amounted to $129.2 million for the year ended December 31, 2004, as compared to net cash used in investment activities of $22.2 million for the year ended December 31, 2003 and net cash used in investment activities of $2.6 million for the year ended December 31, 2002. The increase in cash used in investment activities for the year ended December 31, 2004 compared to the prior year is primarily due to the increased bond purchases in the investment portfolios of our insurance companies due to their increased capitalization following our initial public offering. The increase in cash used in investment activities for the year ended December 31, 2003 as compared to the prior year resulted from increases in our purchases of bonds and property and equipment, and an increased use of cash in connection with our acquisition program.

Net cash provided by financing activities was $85.9 million for the year ended December 31, 2004, as compared to net cash used in financing activities of $5.4 million for the year ended December 31, 2003 and $1.0 million for the year ended December 31, 2002. The increase in cash provided by financing activities for the year ended December 31, 2004 compared to the prior year was principally due from the proceeds of the issuance of common stock following our initial public offering, proceeds from our note payable in association with the issuance of trust preferred securities from our statutory subsidiary and the issuance of as well as increase in principal repayments on a note. The increase in cash used in financing activities for the year ended December 31, 2003 compared to the prior year was principally due to an increase in principal repayments on a note.

We believe that existing cash and investment balances, as well as new cash flows generated from operations and our available credit facility will be adequate to meet our capital and liquidity needs during the 12-month period following the date of this report at both the holding company and insurance company levels. We do not currently know of any events that could cause a material increase or decrease in our long-term liquidity needs. If such events materialize, we will identify the source and disclose our plan of action to remedy any deficiency.

Initial Public Offering. We completed our initial public offering of our common stock effective July 9, 2004. We issued 4,420,000 additional shares of our common stock and Vesta sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14.00 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from Vesta. The combined net proceeds to us from these transactions was approximately $65.3 million, of which $64.3 million was contributed to our insurance companies in order to increase their policyholder’s surplus.

Credit facility. On August 6, 2004, we entered into a senior secured credit facility with The Frost National Bank. Under this credit facility, the maximum amount available to us from time to time is $15.0 million, which may include up to $15.0 million under a two-year revolving line of credit, up to $10.0 million in five-year term loans and up to $10.0 million in five-year stand-by letters of credit. The borrowings under our credit facility will initially accrue interest at an annual rate of LIBOR plus 1.50% and we will pay letter of credit fees based on an initial annual rate of 0.75%. Our obligations under the facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of Affirmative Insurance Company. The facility contains certain financial covenants, which include combined ratio, risk-based capital requirement, fixed charge coverage ratio, consolidated net worth and consolidated net income requirements, and other restrictive covenants governing distributions and management changes. The proceeds are available to issue letters of credit securing our obligations under reinsurance agreements, to fund general working capital for our agency operations, capital surplus for our insurance companies and to finance acquisitions activities. As of December 31, 2004 we had not borrowed against our facility. As of December 31, 2004, we are in compliance with all of our financial and other restrictive covenants.

Trust Preferred Securities. On December 31, 2004, our newly formed trust subsidiary completed a private placement of $30.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $29.0 million to Affirmative Insurance Company’s policyholder’s surplus. The note bears an initial interest rate of 7.545 percent until December 15, 2009, at which time the securities will adjust quarterly to the 90-day LIBOR rate plus 3.6 percentage points. As of December 31, 2004, the note balance was $30.9 million.

Commitments and Contingencies

The following table identifies our commitments and notes payable by payment due period as of December 31, 2004:

	2005	2006	2007	2008	2009	2010 -	Total

Consideration due for acquisitions (1)	$1,098	$—	$—	$—	$—	$—	$1,098
Operating leases (2)	7,077	3,854	2,952	1,670	1,278	285	17,116
Notes payable	—	—	—	—	—	30,928	30,928
Interest on notes payable	2,264	2,264	2,264	2,264	2,264	56,585	67,905
Reserves for loss and loss adjustment expense (3)	75,168	12,745	837	930	930	2,420	93,030

Total	$85,607	$18,863	$6,053	$4,864	$4,472	$90,218	$210,077

(1) Consists primarily of payments due in 2005 related to the asset purchase of Insure One Independent Agency, LLC.

(2) Consists primarily of rental obligations under real estate leases related to our retail operations and our corporate offices.

(3) The payout pattern for reserves for loss and loss adjustment expense is based upon historical payment patterns and do not represent actual contractual obligations. The timing and amount ultimately paid can and will vary from these estimates.

On November 4th, 2004, The Hawaiian Insurance & Guaranty Company, Ltd. (“Hawaiian”) was named among a group of four other named defendants and twenty unnamed defendants in a complaint filed in the Superior Court of the State of California for the County of Los Angeles alleging causes of action as follows: enforcement of coverage under Hawaiian’s policy of an underlying default judgment plaintiff obtained against Hawaiian’s former insured, who was denied a defense in the underlying lawsuit due to his failure to timely pay the Hawaiian policy premium; ratification and waiver of policy lapse and declaratory relief against Hawaiian; breach of implied covenant of good faith and fair dealing against Hawaiian with the plaintiff as the assignee of the insured; intentional misconduct as to the defendant SCJ Insurance Services; and professional negligence as to the defendants Prompt Insurance Services, Paul Ruelas, and Anthony David Medina. The plaintiff is seeking to enforce an underlying default judgment obtained against Hawaiian’s insured on September 24, 2004 in the amount of $35,000,643, and additional bad faith damages including punitive damages in the amount of $35,000,000.

Affirmative Insurance Company, a wholly-owned subsidiary of Affirmative, is a party to a 100% quota share reinsurance agreement with Hawaiian and is sharing in the defense of this matter. Hawaiian is ultimately a wholly-owned subsidiary of Vesta Insurance Group, Inc. which is a 42.9% stockholder of Affirmative. The other named defendants SCJ Insurance Services, Prompt Insurance Services, Paul Ruelas, and Anthony David Medina are unaffiliated persons to Affirmative.

This matter is currently proceeding through pre-trial discovery and depositions of pertinent witnesses in preparation for a September 6, 2005 trial date. Hawaiian and the other defendants thereto believe these allegations are without merit and are vigorously contesting the claims brought by the plaintiffs and exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain.

Quantitative and Qualitative Disclosures about Market Risk

We believe that interest rate risk and credit risk are the two types of market risk to which we are principally exposed.

Interest rate risk. Our investment portfolio consists principally of investment-grade, fixed income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general the fair market value of a portfolio of fixed income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The fair value of our fixed income securities as of December 31, 2004 was $159.7 million. The effective duration of the portfolio as of December 31, 2004 was 3.8 years. Should the market interest rates increase 1.0%, our fixed income investment portfolio would be expected to decline in market value by 3.8%, or $6.1 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 3.8%, or $6.1 million, increase in the market value of our fixed income investment portfolio.

Credit risk. An additional exposure to our fixed income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment grade securities and limiting our exposure to a single issuer. As of December 31, 2004, our fixed income investments were invested in the following: U.S. Treasury securities — 3.3%, mortgage-backed securities — 11.9%, corporate securities — 15.3%, and municipal securities – 69.5%. As of December 31, 2004, all of our fixed income securities were rated A- or better by nationally recognized statistical rating organizations.

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

At December 31, 2004, we had recorded $75.4 million as amounts recoverable from reinsurers, including $10.3 million net recoverable from Vesta Fire. Our reinsurance agreement with Vesta Fire allow us and Vesta Fire to offset amounts due to one another under the agreement. Vesta Fire is currently rated “B” (Fair) by A.M. Best. . According to our reinsurance agreement, if Vesta Fire’s

A.M. Best financial strength rating remains below “B+” we have the right to require Vesta Fire to provide a letter of credit or establish a trust account to collateralize the net amounts due to us from Vesta Fire under the reinsurance agreement. On July 27, 2004, we notified Vesta to establish a trust account collateralizing the net amount due to us, due to the fact that Vesta Fire’s A.M. Best rating was below a “B+”. We have $8.9 million currently in a trust account and have requested Vesta to increase the collateral held in this account to $10.3 million to fully collateralize the net amount due to us as of December 31, 2004.

As part of the terms of the acquisition of Affirmative Insurance Company and Insura, Vesta has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of December 31, 2004, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

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

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. We had previously adopted all provisions of SFAS No. 123. Accordingly, the initial adoption of SFAS No. 148 did not have an impact on our financial condition or results of operations, nor does our management believe the provisions of this standard will have a material impact on our future operations.

In November 2002, the FASB issued Interpretation No. 45, or FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which covers guarantees such as standby letters of credit, performance guarantees, and direct and indirect guarantees of indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002.We adopted FIN 45 on January 1, 2003, without a material impact on our financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Due to significant implementation concerns, the FASB modified the wording of FIN 46 and issued FIN 46R in December 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities, or SPEs, until financial statements are issued for periods ending after March 15, 2004. SPEs are subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. The adoption of FIN 46 and FIN 46R did not have a material impact on our consolidated financial position or consolidated results of operations.

In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS 150 requires mandatory redeemable financial instruments to be classifies as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. Our adoption of SFAS 150 did not have a material impact on our consolidated financial position or consolidated results of operations.

In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), Share-Based Compensation, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123R is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We anticipate adopting the provisions of SFAS 123R in July 2005. We are currently evaluating the requirements and the potential impact of SFAS 123R and have not yet determined if SFAS 123R will have a material impact on our future operations.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders’ of Affirmative Insurance Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and comparative income and cash flows present fairly, in all material respects, the financial position of Affirmative Insurance Holdings, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

March 28, 2005

/s/ PricewaterhouseCoopers, LLP

PricewaterhouseCoopers, LLP

Affirmative Insurance Holdings, Inc.
Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003
	(dollars in thousands, except
	share data)
Assets
Fixed maturities - available for sale, at fair value (amortized cost 2004: $157,296; 2003: $6,623)	$157,666	$6,610
Short-term investments	1,995	—
Other invested assets	—	928

	159,661	7,538

Cash and cash equivalents	24,096	15,358
Fiduciary and restricted cash	16,267	9,467
Accrued investment income	1,979	47
Premiums and fees receivable (includes related parties - 2004: $30,980; 2003: $35,458)	107,411	75,596
Commissions receivable (includes related parties - 2004: $5,136; 2003: $2,340)	11,890	7,043
Receivable from reinsurers (includes related parties - 2004: $28,873; 2003: $87,584)	75,403	94,526
Deferred acquisition costs	19,118	14,371
Receivable from affiliates	310	—
Deferred tax asset, net	6,637	—
Property and equipment, net	6,485	6,519
Goodwill	67,430	65,639
Other intangible assets, net	18,361	14,586
Other assets	5,872	4,518

Total assets	$520,920	$315,208

Liabilities and Stockholders’ Equity
Liabilities
Reserves for losses and loss adjustment expenses (includes related parties - 2004: $23,037; 2003:$53,201)	93,030	58,507
Unearned premium (includes related parties - 2004: $16,921; 2003: $35,458)	90,695	71,226
Amounts due reinsurers (includes related parties - 2004: $9,640; 2003: $15,664)	43,167	19,633
Payable to affiliates	—	86
Deferred revenue	24,478	15,451
Federal income taxes payable	7,526	7,687
Deferred tax liability, net	—	1,254
Notes payable	30,928	10,020
Consideration due for acquisitions	1,098	4,275
Other liabilities	24,692	13,692

Total liabilities	315,614	201,831

Commitments and contingencies (Note 5 and 14)
Stockholders’ equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 16,838,519 shares issued and outstanding at December 31, 2004; 40,000,000 shares authorized; 11,557,215 shares issued and outstanding at December 31, 2003	168	116
Warrants	—	157
Additional paid-in capital	151,752	84,074
Accumulated other comprehensive income (loss)	251	(9)
Retained earnings	53,135	29,039

Total stockholders’ equity	205,306	113,377

Total liabilities and stockholders’ equity	$520,920	$315,208

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(amounts in thousands, except share data)
Revenues
Net premiums earned	$194,341	$—	$—
Commission income (includes related parties - 2004: $5,703; 2003: $27,927, 2002: $11,279)	33,842	52,806	37,160
Fee income (includes related parties - 2003: $14,386, 2002: $5,723)	53,929	38,674	37,702
Claims processing fees (includes related parties - 2003: $8,328, 2002: $3,034)	4,243	11,864	10,045
Net investment income	2,327	189	484
Net realized gains (losses)	(8)	451	—

Total revenues	288,674	103,984	85,391

Expenses
Losses and loss adjustment expenses	128,969	—	—
Policy acquisition expenses	56,935	15,868	17,750
Employee compensation and benefits	38,517	36,410	31,721
Depreciation and amortization	4,218	3,575	2,360
Operating expenses	17,978	16,477	9,520
Interest expense	588	821	1,012

Total expenses	247,205	73,151	62,363

Net income before income taxes, minority interest and equity interest in unconsolidated subsidiaries	41,469	30,833	23,028

Income tax expense	15,319	11,025	8,610
Minority interest, net of income taxes	804	403	703
Equity interest in unconsolidated subsidiaries, net of income taxes	913	348	—

Net income	$24,433	$19,057	$13,715

Net income per common share - Basic	$1.74	$1.89	$3.87

Net income per common share - Diluted	$1.72	$1.88	$2.09

Weighted average shares outstanding
Basic	14,018,530	10,082,794	3,543,928
Diluted	14,213,682	10,112,585	6,565,535

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years Ended December 31, 2004, 2003 and 2002

			Series A	Series C	Series D				Accumulated
			Convertible	Convertible	Convertible		Additional		Other	Total
	Common Stock		Preferred	Preferred	Preferred		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Stock	Stock	Stock	Warrants	Capital	Earnings	Income (Loss)	Equity
	(dollars in thousands, except share data)
Balance, December 31, 2001	3,432,365	$34	$330	$7,908	$13,200	$157	$20,941	$1,198	$79	$43,847

Comprehensive income:
Net income								13,715		13,715
Other comprehensive income									284	284

Total comprehensive income										13,999
Dividend								(4,931)		(4,931)
Conversion of preferred stock	3,103,708	31	(330)	(7,908)	(13,200)		21,407			—
Issuance of common stock	3,495,542	35				—	25,397			25,432

Balance, December 31, 2002	10,031,615	$100	$—	$—	$—	$157	$67,745	$9,982	$363	$78,347

Comprehensive income:
Net income								19,057		19,057
Other comprehensive loss									(372)	(372)

Total comprehensive income										18,685
Issuance of common stock	1,525,600	16				—	16,329			16,345

Balance, December 31, 2003	11,557,215	$116	$—	$—	$—	$157	$84,074	$29,039	$(9)	$113,377

Comprehensive income:
Net income								24,433		24,433
Other comprehensive income									260	260

Total comprehensive income										24,693
Dividend								(337)		(337)
Issuance of common stock	5,281,304	52				(157)	67,678			67,573

Balance, December 31, 2004	16,838,519	$168	$—	$—	$—	$—	$151,752	$53,135	$251	$205,306

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	For the Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Cash flows from operating activities
Net income	$24,433	$19,057	$13,715
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,218	3,575	2,360
Undistributed equity in unconsolidated subsidiaries	913	348	—
Realized (gain) loss on sale of bonds	8	(451)	—
Changes in assets and liabilities:
Fiduciary and restricted cash	(6,800)	(220)	(7,067)
Premiums and commissions receivable	(51,388)	(10,774)	(71,053)
Reserves for loss and loss adjustment expenses	34,523	(6,170)	23,044
Amounts due reinsurers	22,657	(14,652)	5,186
Receivable from affiliates	(396)	18,747	(19,557)
Deferred revenue	7,577	2,091	13,360
Unearned premiums	19,469	26,955	29,230
Deferred acquisition costs	(4,747)	—	—
Other	1,629	2,237	9,884

Net cash provided by (used in) operating activities	52,096	40,743	(898)

Cash flows from investing activities
Proceeds from the sale of bonds	20,623	5,037	1,457
Cost of bonds acquired	(138,766)	(6,003)	(361)
Purchases of property and equipment	(3,379)	(3,181)	(2,588)
Purchases of other invested assets	—	(1,835)	(143)
Net cash paid for acquisitions	(7,715)	(16,233)	(1,014)

Net cash used in investing activities	(129,237)	(22,215)	(2,649)

Cash flows from financing activities
Principal payments under capital lease obligation	(341)	(201)	(188)
Issuance of note payable	—	—	6,513
Distribution to minority stockholders	—	(531)	—
Proceeds from borrowings	29,094	—	—
Repayments of notes payable	(10,020)	(5,105)	(2,029)
Dividend paid	(337)	—	(5,310)
Proceeds from issuance of common stock	67,483	407	—

Net cash provided by (used in) financing activities	85,879	(5,430)	(1,014)

Net increase in cash and cash equivalents	8,738	13,098	(4,561)

Cash and cash equivalents, beginning of period	15,358	2,260	6,821

Cash and cash equivalents, end of period	$24,096	$15,358	$2,260

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements

1.	General

Affirmative Insurance Holdings, Inc., (“we”, “us”, “our”) is an insurance holding company and is engaged in underwriting, servicing and distributing nonstandard automobile insurance policies and related products and services to individual consumers in highly targeted geographic areas. As of December 31, 2004, our subsidiaries included two insurance companies licensed to write insurance policies in 32 states, four underwriting agencies and five retail agencies with 169 owned retail store locations and 42 franchised retail store locations serving seven states. We offer our products and services in 11 states, including Texas, Illinois, California and Florida. Our growth has been achieved principally as a result of the acquisition and integration of six retail and/or underwriting agencies in 2001 and 2002. We were formerly known as Instant Insurance Holdings, Inc., and we incorporated in Delaware on June 25, 1998.

As a result of a series of transactions commencing on December 21, 2000, Vesta Insurance Group, Inc. and its subsidiaries (“Vesta”) owned approximately 98.1% of our issued and outstanding common stock at June 30, 2004, which were acquired from former stockholders and the purchase of new common stock directly from us.

We completed an initial public offering of our common stock effective July 9, 2004. We issued 4,420,000 additional shares of our common stock and Vesta sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14.00 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from Vesta. As of December 31, 2004, Vesta beneficially owned approximately 41.4% of our issued and outstanding capital stock.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include our accounts and the accounts of our operating subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management believes the accompanying financial statements are representative of our costs of doing business on a stand-alone basis. The accompanying income statements include charges for expenses allocated to us by Vesta for various services. These charges were based upon specific identification when available or were allocated based upon estimated usage. Management believes the methods used to identify and allocate these costs are reasonable. Vesta acquired approximately 52% of our common and convertible preferred stock on December 21, 2000 and acquired an additional approximately 40% of our common and convertible preferred stock on December 28, 2001.

As discussed in Note 6, we purchased certain operations from Vesta in 2002 and 2003 that are accounted for herein in a manner similar to a pooling of interests. Therefore, the results of these operations are included in the historical results for all periods presented.

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

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments with an original maturity of ninety days or less and include principally money market funds, repurchase agreements, and other bank deposits.

Fiduciary and Restricted Cash

In our capacity as an insurance agency, we collect premiums from insureds and, after deducting our authorized commissions, remit these premiums to the appropriate insurance companies. Unremitted insurance premiums are held in a fiduciary capacity until disbursed by us. In certain states where we operate, the use of investment alternatives for these funds are regulated by various state agencies. We invest these unremitted funds only in cash and money market accounts and report such amounts as restricted cash on our consolidated balance sheets. We report the unremitted liability of these funds as amounts due reinsurers on our consolidated balance sheets. Interest income earned on these unremitted funds is reported as investment income in our consolidated statements of operations.

Investments

Investment securities are classified as available for sale and reported at fair value, generally based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred income taxes.

Gains and losses realized on the disposition of bonds are determined on the specific identification basis and credited or charged to income. Amortization of premium and accretion of discount on bonds are determined on the interest method and credited or charged to income.

We conduct regular reviews to assess whether the amortized cost of our investments are impaired and if any impairment is other than temporary. Factors considered by us in assessing whether an impairment is other than temporary include the credit quality of the investment, the duration of the impairment, our ability and intent to hold the investment until recovery and overall economic conditions. If we determine that the value of any investment is other than temporarily impaired, we record a charge against earnings in the amount of the impairment and the investment is adjusted to net realizable value.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements

Equity in Unconsolidated Subsidiaries

We account for our equity interest in unconsolidated subsidiaries under the equity method of accounting. Under the equity method of accounting, we record our proportionate share of the income (losses), net of income taxes in our consolidated statements of operations. As of December 31, 2004, our equity in unconsolidated subsidiaries was written down to zero.

Statutory accounting practices

The Company is required to report its results of operations and financial position to Insurance Departments of Insurance based upon Statutory accounting practices (“SAP”). Certain key differences under SAP, unlike GAAP are as follow: the Company is required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the policy. The immediate charge off of sales and acquisition expenses and other conservative valuations under SAP generally cause a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce the Company’s gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividend from insurance companies.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent the deferral of expenses that we incur acquiring new business or renewing existing business. Policy acquisition costs, consisting of primarily commission, premium taxes, underwriting and agency expenses, are deferred and charged against income ratably over the terms of the related policies. At December 31, 2004, we had $19.1 million of deferred policy acquisition costs. We regularly review the categories of acquisition costs that are deferred and assess the recoverability of this asset. A premium deficiency, and a corresponding charge to income is recognized, if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. At December 31, 2004, we determined that there was no premium deficiency. Amounts received as expense allowances on reinsurance contracts that represent reimbursement of acquisition costs are recorded as reductions of deferred acquisition costs.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation, and consists primarily of capitalized third-party system development costs, telephone equipment and furniture and fixtures. Depreciation is computed using the straight-line method over the estimated useful lives of our assets, typically ranging from three to five years.

Goodwill and Other Intangible Assets

Intangible assets consist of brand names, agency relationships, and non-compete agreements; and goodwill represents the excess cost over the fair value of identifiable net assets acquired. Goodwill and indefinite life intangible assets are not amortized but are subject to periodic impairment testing. Finite life intangible assets are amortized over their expected useful lives, ranging from two to twenty years (Note 9).

Loss and Loss Adjustment Expense

We maintain reserves in the amount of the estimated ultimate liability for unpaid losses and loss adjustment expenses related to incurred claims and our estimate of unreported claims. Our estimation of the ultimate liability for unpaid losses and loss adjustment expenses is based on projections developed by our actuaries using analytical methodology commonly used in the property-casualty insurance industry. Our liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based on: (1) the accumulation of estimates of individual claims for losses reported prior to the close of the accounting period; (2) estimates received from ceding companies, reinsurers and insurance pools and associations; (3) estimates of unreported losses based on past experience; (4) estimates based on past experience of expenses for investigating and adjusting claims; and (5) estimates of subrogation and salvage collections. We periodically adjust our loss and loss adjustment expense reserves for changes in product mix, underwriting standards, loss cost trends and other factors. Our loss and loss adjustment expense reserves may also be impacted by factors such as the rate of inflation, claims settlement pattern, litigation and legislative activities. Unpaid losses and loss adjustment expenses have not been reduced for reinsurance recoverable. Changes in estimates of our liabilities for unpaid loss and loss adjustment expenses are reflected in our consolidated statement of operations in the period in which determined. Ultimately, our actual losses and loss adjustment expenses may differ materially from the estimates we have recorded.

Amounts Due Reinsurers

We collect premiums from insureds and after deducting our authorized commissions; we remit these premiums to the appropriate insurance and reinsurance companies. Our obligation to remit these premiums is recorded as amounts due reinsurers in our consolidated balance sheet.

Reclassification

Certain previously reported amounts have been reclassified in order to conform to current year presentation. Such reclassification had no effects on net income or stockholders’ equity.

Consideration Due for Acquisitions

In connection with certain acquisitions, we are liable for additional purchase price in the event specified earning levels or other contractual targets are met. These obligations are recorded as consideration due for acquisitions in our consolidated balance sheet upon the determination by us that such payments are both estimable and payable beyond a reasonable doubt.

Income Taxes

Effective July 9, 2004, the date of our initial public offering, we have terminated our tax allocation agreement with Vesta and will file separate federal income tax returns on a go forward basis. Prior to July 9, 2004, we were included in the consolidated income tax return with Vesta. Our provision for income taxes is recorded as if we filed a separate federal income tax return. Deferred federal income taxes reflect the future tax differences between the tax basis of assets and liabilities and amounts recorded for financial reporting purposes. Recorded amounts will be adjusted to reflect changes in income tax rates for the period in which the change is enacted.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements

Stock Split

On May 25, 2004 we completed a stock split of 13.17 shares per one share of common stock effected through a stock dividend. All references to common shares, share prices, per share amounts, and stock plans have been restated retroactively in this report for our stock split.

Revenue Recognition

Premium income – Premium, net of premiums ceded, is earned over the life of a policy on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. Premiums receivable are recorded net of an estimated allowance for uncollectible amounts.

Commission income – Commission income and related policy fees, written for affiliated and unaffiliated insurance companies, are recognized at the date the customer is initially billed or as of the effective date of the insurance policy, whichever is later. Commissions on premium endorsements are recognized when processed. Our allowance for policy cancellations, presented as deferred revenue in our consolidated balance sheet, is periodically evaluated and adjusted as necessary. All commission and policy fee revenue and our related allowance for policy cancellations from our insurance companies is eliminated in consolidation.

Profit sharing commissions, which enable us to collect commissions and fees in excess of provisional commissions, are recorded when we conclude it is probable that estimates of loss ratios will be below the levels stated in our agency contracts.

Fee Income — Fee income includes policy origination fees and installment fees to compensate us for the costs of providing installment payment plans, as well as late payment, policy cancellation, policy rewrite and reinstatement fees. We recognize policy origination fees over the premium earning period of the underlying policies and recognize all other fees on a collected basis.

Claims processing fees – Claims processing fees are received from insurance companies over the premium earning period of the underlying policies. The fees are recognized as revenue over the expected period during which processing services are performed and in amounts appropriate to the processing effort and related costs. The service period and related revenues are based upon historical and expected claims settlement data. All claims processing fees from our insurance companies are eliminated in consolidation.

Accounting and Reporting for Reinsurance.

Pursuant to SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” we are required to review the contractual terms of all our reinsurance purchases to ensure compliance with that statement. The statement establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. For all reinsurance transactions, immediate recognition of gains is precluded unless our liability to our policyholders is extinguished. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed generally do not meet the conditions for reinsurance accounting and must be accounted for as deposits. SFAS No. 113 also requires us to disclose the nature, purpose and effect of reinsurance transactions, including the premium amounts associated with reinsurance assumed and ceded. It also requires disclosure of concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums. We believe we have properly accounted for all of our reinsurance contracts. (Note 7)

Advertising Costs

We utilize various advertising mediums such as yellow pages, television and radio campaigns and print advertisements. We account for advertising costs in accordance with Statement of Position 93-7 (“SOP 93-7”), Reporting on Advertising Costs. SOP 93-7 requires all advertising costs not meeting the criteria for direct response advertising be expensed as incurred or at the first time the advertising takes place. Our advertising process does not meet the criteria for direct response advertising and therefore we expense all advertising costs as incurred or at the first time the advertising takes place.

Fair Value of Financial Instruments

We disclose the fair values of financial instruments for which it is practicable to estimate the value. Fair value disclosures exclude certain financial instruments such as premium receivables, commission receivables, and premium payables when carrying values approximate our fair value.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. We have elected to continue to apply APB Opinion No. 25 (“APB 25”) Accounting for Stock Issued to Employees and related interpretations in accounting for stock options.

The following table illustrates the effect on our net income and net income per share if we had applied SFAS 123 to stock-based compensation (in thousands, except per share amounts):

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements- Continued

	2004	2003	2002
Net income, as reported	$24,433	$19,057	$13,715
Add: stock-based employee compensation expense included in reported net income, net of related income taxes	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(334)	(238)	(153)

Net income, pro forma	$24,099	$18,819	$13,562

Basic earnings per share - as reported	$1.74	$1.89	$3.87
Basic earnings per share - pro forma	$1.72	$1.87	$3.83

Diluted earnings per share - as reported	$1.72	$1.88	$2.09
Diluted earnings per share - pro forma	$1.70	$1.86	$2.07

Supplemental Cash Flow Information

Effective December 31, 2003, we acquired Affirmative Insurance Company and Insura Property & Casualty Insurance Company (“Insura”) from a subsidiary of Vesta in exchange for 3,408,382 shares of our common stock (Note 6).

Effective December 31, 2003, we paid a ceding commission to Vesta of 1,471,984 shares of our common stock in a reinsurance transaction where we assumed the unearned premium of the in-force non-standard personal automobile business of Vesta (Note 7).

On January 30, 2003, we settled $13.2 million of our consideration due for acquisitions through the issuance of a $13.2 million note payable.

On December 31, 2002, we acquired a 100% ownership in InsureOne Independent Insurance Agency, LLC. and an 80% ownership in InsureOne Insurance Agency, LLC, from a subsidiary of Vesta for 2,355,019 shares of our common stock (Note 6).

On September 30, 2002, we redeemed $8.1 million of notes payable to Vesta plus accrued interest of $0.6 million, in exchange for 1,140,522 shares of our common stock.

On September 30, 2002, we redeemed $2.0 million of notes payable to The Shelby Insurance Company, a subsidiary of Vesta, plus accrued interest of $0.4 million and a note receivable of $0.3 million, in exchange for Instant Auto Insurance Company, our wholly owned subsidiary.

As of December 31, 2003, we had $928,000 classified as other invested assets, consisting of investments in three limited partnerships. Effective March 1, 2004, we sold our three limited partnership investments to Vesta in settlement of an intercompany payable balance. No gain or loss was recognized in connection with this transaction.

During the first quarter of 2004, we received $35.6 million in fixed income securities from Vesta in lieu of cash, to settle the collection of premiums and fees, receivables from reinsurers, exchange of other invested assets, and miscellaneous intercompany balances.

We paid the following amounts for the years ended December 31(dollars in thousands):

	2004	2003	2002
Income taxes paid	$21,197	$8,760	$650
Interest expense paid	$526	$821	$67

Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. We had previously adopted all provisions of SFAS No. 123. Accordingly, the initial adoption of SFAS No. 148 did not have an impact on our financial condition or results of operations, nor does our management believe the provisions of this standard will have a material impact on our future operations.

In November 2002, the FASB issued Interpretation No. 45, or FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which covers guarantees such as standby letters of credit, performance guarantees, and direct and indirect guarantees of indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements- Continued

might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002.We adopted FIN 45 on January 1, 2003, without a material impact on our financial condition or results of operations.

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

In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS 150 requires mandatory redeemable financial instruments to be classifies as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. Our adoption of SFAS 150 did not have a material impact on our consolidated financial position or consolidated results of operations.

In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), Share-Based Compensation, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123R is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We anticipate adopting the provisions of SFAS 123R in July 2005. We are currently evaluating the requirements and the potential impact of SFAS 123R and have not yet determined if SFAS 123R will have a material impact on our future operations.

3.	Investments

Our investment portfolio consists of fixed income securities, which are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in our financial statements as a separate component of stockholders’ equity on an after-tax basis. The amortized cost, gross unrealized gains (losses) and estimated fair value of our investments at December 31 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2004
Fixed maturities
U.S. Government and agencies	$5,429	$2	$(100)	$5,331
Mortgage backed	17,004	15	(26)	16,993
Municipal	110,130	864	(74)	110,920
Corporate and other	24,733	13	(324)	24,422

Total	$157,296	$894	$(524)	$157,666

2003
Fixed maturities
U.S. Government and agencies	$6,421	$11	$(45)	$6,387
Corporate and other	202	21	—	223

Total	$6,623	$32	$(45)	$6,610

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. Our amortized cost and estimated fair value of fixed income securities at December 31, 2004 by contractual maturity are as follows (dollars in thousands):

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements- Continued

	Amortized	Fair
	Cost	Value
Due in one year or less	$1,906	$1,899
Due after one year through five years	74,527	74,662
Due after five years through ten years	43,851	43,915
Due after ten years	20,008	20,197
Mortgage backed securities	17,004	16,993

Total	$157,296	$157,666

Major categories of net investment income for the years ended December 31 are summarized as follows (dollars in thousands):

	2004	2003	2002
Fixed maturities	$2,251	$198	$349
Short term investments	82	30	122
Other investments	1	(12)	2
Cash and cash equivalents	157	11	47

	2,491	227	520
Less: Investment expense	(164)	(38)	(36)

Net investment income	$2,327	$189	$484

Proceeds from sales, maturities, and principal receipts of bonds were $20.6 million, $5.0 million, and $1.5 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Gross realized gains and losses for the years ended December 31 are summarized as follows (dollars in thousands):

	Gross	Gross
	Gains	Losses	Total
2004	$80	$(88)	$(8)

2003	$459	$(8)	$451

2002	$—	$—	$—

If a decline in the fair market value of investments is determined to be other than temporary, the investment is written down to fair value and the amount of the write-down is accounted for as a realized loss. We had no declines in fair value that were determined to be other than temporary.

The following table shows our investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 (dollars in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Fixed maturities
U.S. Government and agencies	$(100)	$5,278	$—	$—	$(100)	$5,278
Mortgage backed	(26)	9,409			(26)	9,409
Municipal	(74)	25,617			(74)	25,617
Corporate and other	(324)	23,408			(324)	23,408

Total investments	$(524)	$63,712	$—	$—	$(524)	$63,712

At December 31, 2004 and 2003, investments in fixed maturity securities with an approximate carrying value of $15.1 million and $6.6 million were on deposit with regulatory authorities as required by insurance regulations.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements- Continued

4.	Income Taxes

Effective July 9, 2004, the date of our initial public offering, we have terminated our tax allocation agreement with Vesta and will file separate federal income tax returns on a go forward basis. Prior to July 9, 2004, we were included in a consolidated income tax return filed by Vesta. Under the tax allocation agreement with Vesta, a company with taxable income pays tax equal to an amount that would have been paid had the company filed a separate return. A company with a taxable loss is paid a tax benefit currently to the extent that affiliated companies within the consolidated group utilizes that loss. Prior to January 1, 2002, except for our insurance subsidiaries that we acquired effective December 31, 2003, we filed a separate consolidated federal income tax return.

The provision for income taxes for the years ended December 31 consists of the following (dollars in thousands):

	2004	2003	2002
Current tax expense	$23,037	$10,144	$7,798
Deferred tax expense (benefit)	(7,718)	881	812

Total income tax expense	$15,319	$11,025	$8,610

Our effective tax rate differs from the statutory rate of 35% for the years ended December 31 as follows (dollars in thousands):

	2004	2003	2002
Statutory federal income tax rate	$14,514	$10,792	$8,060
Increases (reductions) in tax resulting from:
Tax exempt interest	(346)	—	—
State income tax	1,444	122	300
Other	(293)	111	250

	$15,319	$11,025	$8,610

Tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows (dollars in thousands):

	2004	2003
Deferred Tax Assets:
Unearned and advance premiums	$5,356	$3,891
Net operating loss carryforward	7,127	7,389
Discounted unpaid losses	2,057	—
Deferred revenue	7,992	1,666
Fixed assets	664	500
Other	888	413

Total deferred tax assets	24,084	13,859

Deferred Tax Liabilities:
Deferred acquisition costs	6,691	5,030
Goodwill	3,500	2,796
Unrealized gains	129	—
Other	—	10

Total deferred tax liabilities	10,320	7,836

Net deferred tax asset (liability)	13,764	6,023

Valuation Allowance	7,127	7,277

Net deferred tax asset (liability)	$6,637	$(1,254)

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements- Continued

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. Our ultimate realization of deferred tax assets is dependent upon our generation of future taxable income during the periods in which those temporary differences become deductible. We have not established a valuation allowance against deferred tax assets, other than discussed below, as we believe it is more likely than not the net deferred tax asset will be realized.

As of December 31, 2004, we have available for income tax purposes approximately $20.4 million in federal net operating loss carryforwards (“NOL’s”), which may be used to offset future taxable income. We initially recorded a valuation allowance of $7.3 million for NOLs that were generated prior to the acquisition of a greater than 50% voting interest in our company, as these NOL’s are subject to a number of acquisition related limitations. The NOL’s generated prior to December 2000 are subject to annual limitation prescribed by the Internal Revenue Code Section 382 and losses generated prior to December 2001 are subject to separate return year (“SRLY”) limitations. Accordingly, we established a valuation allowance for the full amount of these NOL’s as part of purchase accounting. Should we generate taxable income in future years to utilize these NOL’s, the reversal of the valuation allowance and applicable tax benefits will reduce our goodwill balance related to the Vesta acquisition.

Our loss carryforwards expire as follows (dollars in thousands):

2018	$3
2019	8,505
2020	5,584
2021	5,951
2022	90
2023	230

$20,363

5.	Purchase Acquisitions

On January 1, 2002, we purchased American Agency General Agency, Inc. (“American Agencies”) and certain non-standard personal automobile assets of Harbor Insurance Group, Inc. for $21.5 million. Our purchase price consisted of $1.5 million cash at closing, $1.4 million notes payable, $500,000 assumption of certain liabilities, and $18.1 million due upon the occurrence of certain future events which were resolved in 2003. American Agencies is a non-standard personal automobile managing general agency located in Addison, Texas. Summarized below is an allocation of assets and liabilities acquired (dollars in thousands):

Assets acquired:
Cash	$717
Other assets	8,935
Other intangible assets	575
Goodwill	22,189

Total assets	$32,416

Liabilities acquired:
Payables and other liabilities	12,783

Total liabilities	$12,783

The $575,000 of other intangible assets acquired was allocated to non-compete agreements, which was amortized over 23 months.

On August 1, 2002, we purchased all the issued and outstanding stock of Drivers’ Choice, LLC for $1.9 million. Our purchase price consisted of $45,000 cash at closing and $1.9 million assumption of certain liabilities. Drivers’ Choice is a non-standard personal automobile agency located in Columbia, South Carolina. Summarized below is an allocation of assets and liabilities acquired (dollars in thousands):

Assets acquired:
Other assets	$1,041
Other intangible assets	305
Goodwill	611

Total assets	$1,957

Liabilities acquired:
Payables and other liabilities	$1,912

Total liabilities	$1,912

The $305,000 of other intangible assets acquired was allocated to brand name, which is not subject to amortization.

On May 7, 2003, we acquired the remaining 20% interest in InsureOne Independent Agency, LLC that we did not own for $10.3 million. We accounted for this acquisition as a purchase and accordingly, our purchase price was allocated to the assets purchased based upon their fair values at the time of acquisition. We recorded $7.0 million in goodwill for this acquisition and $2.0 million of other intangible assets acquired which was allocated to two separate non-compete agreements, which are being amortized over 36 and 44 months.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements- Continued

On December 31, 2004, we acquired certain assets of the retail agency and franchise operations of 21st Century Holding Company. The acquisition added 24 company owned retail stores and franchise operations consisting of 42 franchise locations operating in Florida. We paid $7.0 million at closing and up to an additional $2.5 million subject to certain performance criteria being met. The retail agency and franchise operations operate under the FED USA brand. Summarized below is an allocation of assets and liabilities acquired (dollars in thousands):

Assets acquired:
Cash	$1,512
Other assets	129
Other intangible assets	4,397
Goodwill	2,474

Total assets	$8,512

Liabilities acquired:
Unearned revenue	$1,512

Total liabilities	$1,512

The $4,397,000 of other intangible assets acquired was allocated to brand name, which is not subject to amortization.

6.	Equity Interest Exchanges

On December 31, 2002, we purchased all the non-standard personal automobile assets of InsureOne Independent Insurance Agency, Inc. and 80.0% of the partnership interests in InsureOne Independent Agency, LLC from J. Gordon Gaines, Inc., a subsidiary of Vesta, for 2,355,019 shares of our common stock. InsureOne is a non-standard automobile managing general agency, acquired by J. Gordon Gaines, Inc. on January 1, 2002, with operations in Illinois, Indiana, and Missouri.

In accordance with SFAS No. 141 (“SFAS 141”), Business Combinations, the exchange of equity interests between entities under common control is recorded at the underlying carrying amounts and the transaction was accounted for in a manner similar to a pooling of interests. Pursuant to the pooling of interests accounting treatment, our financial statements have been presented to reflect our results of operations and InsureOne on a combined basis effective January 1, 2002, the date Vesta acquired InsureOne. Summarized below is an allocation of assets and liabilities acquired (dollars in thousands):

Assets acquired
Cash	$5,000
Property and equipment	2,720
Other assets	1,203
Other intangible assets	4,720
Goodwill	9,441

Total assets	$23,084

Liabilities acquired
Payables and other liabilities	$2,203

Total liabilities	$2,203

The $4.7 million of other intangible assets acquired was allocated to brand name, which is not subject to amortization.

Effective December 31, 2003, we acquired Affirmative Insurance Company and Insura from a subsidiary of Vesta for 3,408,382 shares of our common stock. Affirmative Insurance Company and Insura are Illinois domiciled insurance companies and are licensed to write business in 26 states. We accounted for the acquisition of our insurance companies at Vesta’s historical carrying value amounts as transfers of net assets between entities under common control in accordance with SFAS 141. The transactions are accounted for as a pooling of interests. Pursuant to pooling of interest accounting treatment, our historical consolidated financial statements have been presented to reflect the results of operations of Affirmative Insurance Company, Insura and us on a combined basis.

7.	Reinsurance

Vesta transferred our insurance company subsidiaries to us on December 31, 2003. Before this time, these insurance companies had ceded 100% of the business that they wrote to Vesta Fire as part of an intercompany reinsurance agreement. In connection with a reinsurance restructuring agreement, Vesta Fire retained all liability with respect to any losses and allocated loss adjustment expenses occurring on or prior to December 31, 2003 on policies issued by our insurance companies, and retained all corresponding loss and loss adjustment expense reserves as of December 31, 2003. As a result, as of December 31, 2003, our insurance companies had no net loss or loss adjustment expense reserves. In connection with the acquisition of our insurance companies from Vesta, this reinsurance agreement was terminated as of December 31, 2003, and our insurance companies began accruing losses and loss adjustment expenses, subject only to third-party reinsurance arrangements, for reported and incurred but not reported losses for insurance policies issued or assumed by our insurance companies after December 31, 2003. Therefore, due to the termination of this 100% reinsurance agreement as of December 31, 2003, our insurance companies have recorded losses and loss adjustment expenses in their respective statements of operations beginning January 1, 2004. Although Vesta Fire remains liable as a reinsurer for all of our insurance companies’ losses and loss adjustment expenses associated with these

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements- Continued

policies occurring on or prior to December 31, 2003, we are subject to primary liability with respect to these policies. Consequently, we face exposure to credit risk with respect to Vesta Fire’s ability to satisfy its obligations to us. Vesta Fire is currently rated “B” (Fair) by A.M. Best. According to our reinsurance agreement, if Vesta Fire’s A.M. Best financial strength rating remains below “B+” we have the right to require Vesta Fire to provide a letter of credit or establish a trust account to collateralize the net amounts due to us from Vesta Fire under these reinsurance agreements. On July 27, 2004, we notified Vesta to establish a trust account collateralizing the net amount due to us, due to the fact that Vesta Fire’s A.M. Best rating was below a “B+”. We have $8.9 million currently in a trust account and have requested Vesta to increase the collateral held in this account to $10.3 million to fully collateralize the net amount due to us as of December 31, 2004.

The effect of reinsurance on premiums written and earned is as follows (dollars in thousands):

	2004		2003		2002
	Written	Earned	Written	Earned	Written	Earned
Direct	$182,562	$155,989	$115,437	$124,348	$109,217	$79,986
Assumed - affiliate	73,732	87,069	35,458	—	—	—
Assumed - non affiliate	25,431	18,776	—	—	66,077	66,077
Ceded - affiliate	80	(14,509)	(95,300)	(124,348)	(175,294)	(146,063)
Ceded - non affiliate	(66,549)	(52,984)	—	—	—	—

Total	$215,256	$194,341	$55,595	$—	$—	$—

Prior to December 31, 2003, Affirmative Insurance Company and Insura ceded their premiums to Vesta pursuant to an internal 100% quota share reinsurance contract. As a result of this internal reinsurance, the historical financial statements of Affirmative Insurance Company and Insura include only certain revenues, primarily fee income that was not ceded to Vesta.

Effective December 31, 2003, Affirmative Insurance Company and Insura cancelled their quota share contract with Vesta on a “cut off” basis, meaning that Vesta as reinsurer retained its loss and loss adjustment expense reserves as of December 31, 2003 and remains liable for any losses incurred on or prior to December 31, 2003 on policies issued by the other Vesta affiliated insurance companies as well as any subsequent development of loss and loss adjustment reserves related to those losses. As a result, we retained unearned premiums of $19.7 million related to this business as of December 31, 2003.

Effective December 31, 2003, Affirmative Insurance Company assumed the remaining non-standard personal automobile policies issued by Vesta. This transaction involved the termination of the internal reinsurance contract with Vesta subsidiaries on a “cut off” basis, meaning that Vesta as reinsurer retained its loss and loss adjustment expense reserves as of December 31, 2003 and remains liable for any losses incurred on or prior to December 31, 2003 on policies issued by the other Vesta affiliated insurance companies as well as any subsequent development of loss and loss adjustment reserves related to those losses, while simultaneously entering into a 100% quota share reinsurance treaty with Affirmative Insurance Company. As a result, we assumed unearned premiums of $35.9 million related to this business as of December 31, 2003.

As a result of the transactions above, we paid a ceding commission to Vesta of 1,471,984 shares of our common stock, valued at $14.4 million for the assumed unearned premium as of December 31, 2003. There was no gain or loss reported as a result of the intercompany reinsurance restructuring with Vesta recorded at December 31, 2003.

We are currently transitioning the non-standard personal automobile business written on all Vesta insurance company subsidiaries to Affirmative Insurance Company and Insura. During this transitional period Affirmative Insurance Company or Insura will reinsure the new and renewal policies written by the Vesta insurance company subsidiaries through a 100% quota share reinsurance agreement, whereby Affirmative Insurance Company will assume 100% of the underwriting results of the Vesta insurance subsidiaries related to non-standard personal automobile polices produced by our underwriting agencies.

The amount of unpaid loss and loss adjustment expenses and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations at December 31 are as follows (dollars in thousands):

	2004	2003
Affiliate
Loss and loss adjustment expense	$23,815	$53,201
Unearned premiums	656	15,631
Total	$24,471	$68,832
Non affiliate
Loss and loss adjustment expense	$18,087	$5,306
Unearned premiums	13,530	—
Total	$31,617	$5,306

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements- Continued- Continued

For the year ended, December 31, 2004, we have ceded $47.5 million of paid losses and $49.1 million of incurred losses and loss adjustment expense to various reinsurers.

Effective January 1, 2004, we entered into two quota share reinsurance agreements with unaffiliated reinsurers with variable cession percentages, which provided us with an option to cede less of the business produced by our underwriting agencies to these reinsurers in the last two quarters of 2004.

•	Illinois, Indiana, Missouri . This agreement covers all business written through our underwriting agencies in these states from January 1, 2004 and continues in force until terminated by us or our reinsurers at any December 31 with not less than 90 days’ prior notice. We ceded 60.0% of gross premiums written for the first six months of 2004, and effective July 1, 2004, we reduced the amount of business we cede to our reinsurers on all business written through our underwriting agencies in these states from 60.0% to 20.0% for the second half of 2004. We terminated this agreement effective December 31, 2004 on a run-off basis. This agreement contains a loss corridor where the company remains liable for 100% of the losses between a loss ratio of 72.0% and 77.0%. This agreement also contains a provision that limits reinsurers liability to a loss ratio of 100.0%. The effect of these features in this agreement is to limit the reinsurers aggregate exposure to loss and thereby reduce the ultimate cost to us as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by us. While we do not receive pro rata protection relative to the amount of premiums ceded, the amount of such protection is significant, as determined in accordance with guidance under both statutory accounting practices and GAAP. The reinsurance under this agreement is provided by Hannover Re, which reinsures 50% of the premiums we ceded, Swiss Re, which reinsures 20.83% of the premiums we ceded, and AXA Re, which reinsures 29.17% of the premiums we ceded. Hannover Re, Swiss Re, and AXA Re are rated “A”, “A+”, and “A-”, respectively, by A.M. Best.

•	New Mexico and South Carolina. This agreement covers substantially all of our business written through our underwriting agencies in these states from January 1, 2004 and continues in force until terminated by us or our reinsurers at any December 31 with not less than 90 days’ prior notice. We ceded 75.0% of gross premiums written in the first six months of 2004, and effective July 1, 2004, we reduced the amount of business we cede to our reinsurers on all business written through our underwriting agencies in these states from 75.0% to 30.0% for the second half of 2004. We terminated this agreement effective December 31, 2004 on a run-off basis. The reinsurance under this agreement is provided by Chubb Re, which reinsures 86.7% of the premiums we ceded, and AXA Re which reinsures 13.3% of the premiums we ceded. Chubb Re and AXA Re are rated “A++” and “A-” respectively, by A.M. Best.

We entered into a quota share reinsurance agreement effective January 1, 2004 under which we will assume a portion of the business produced by our Texas-based A-Affordable underwriting agency and written by Old American County Mutual Fire Insurance Company. We assumed 25.0% of the gross premiums written in the first six months of 2004 and effective July 1, 2004 we have increased our participation on business produced by our Texas-based A-Affordable underwriting agency from 25.0% to 70.0% for the second half of 2004. We terminated this agreement effective December 31, 2004 on a run-off basis.

Effective May 1, 2004, we entered into a quota share reinsurance agreement with an unaffiliated reinsurer to cede 25.0% of the business written through our Florida underwriting agency. This contract continues in force until terminated by us or our reinsurers at any April 30 with not less than 90 days prior notice. We can terminate this agreement on April 30, 2005 on a run-off basis. The reinsurance under this agreement is provided by Folksamerica, which reinsures 100% of all premiums we cede. Folksamerica is rated “A” by A.M. Best.

We have entered into a quota share reinsurance agreement effective January 1, 2004 under which we assumed a portion of the business produced by our Texas-based American Agencies underwriting agency and written by Old American. We assumed 5.0% of the gross premiums written in 2004. This contract continues in force until terminated by us or the ceding company at any December 31 with not less than 90 days’ prior notice. We terminated this agreement effective December 31, 2004 on a run-off basis.

All of our quota share reinsurance agreements contain provisions for sliding scale commissions, under which the commission paid to us varies with the loss ratio results under each contract. The effect of this feature in the quota share reinsurance agreements is to limit the reinsurers aggregate exposure to loss and thereby reduce the ultimate cost to us as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by us. Before entering into these reinsurance agreements, and based on our prior operating history, we concluded that each agreement met the risk transfer test of SFAS No. 113 (“SFAS 113”) Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts as the reinsurers assume significant risk and have a reasonable possibility of significant loss.

8.	Loss and Loss Adjustment Expense

Vesta transferred our insurance company subsidiaries to us on December 31, 2003. Before this time, these insurance companies had ceded 100% of the business that they wrote to Vesta Fire as part of an intercompany reinsurance agreement. In connection with a reinsurance restructuring agreement, Vesta Fire retained all liability with respect to any losses and allocated loss adjustment expenses occurring on or prior to December 31, 2003 on policies issued by our insurance companies, and retained all corresponding loss and loss adjustment expense reserves as of December 31, 2003. As a result, as of December 31, 2003, our insurance companies had no net loss or loss adjustment expense reserves. In connection with the acquisition of our insurance companies from Vesta, this reinsurance agreement was terminated as of December 31, 2003, and our insurance companies began accruing losses and loss adjustment expenses, subject only to third-party reinsurance arrangements, for reported and incurred but not reported losses for insurance policies issued or assumed by our insurance companies after December 31, 2003.

The following table provides a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses, presented in conformity with generally accepted accounting principles, or GAAP, for the periods indicated:

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements- Continued

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Balance at the beginning of the period	$58,507	$64,677	$43,345
Less: Reinsurance recoverable	58,507	64,677	43,345

Net balance as of the beginning of the period	—	—	—
Incurred related to:
Current year	128,969	—	—
Prior years	—	—	—
Paid related to:
Current year	79,302	—	—
Prior years	—	—	—

Net balance as of the end of the period	49,667	—	—
Plus: Reinsurance recoverable	43,363	58,507	64,677

Balance at the end of the period	$93,030	$58,507	$64,677

As of December 31, 2004, analysis completed by our actuaries indicated that the expected range for the ultimate liability for our loss and loss adjustment expense reserves was between $75.9 million and $101.6 million on a gross basis and between $41.5 million and $53.6 million on a net basis. Our loss and loss adjustment expense reserves were $93.0 million on a gross basis and $50.0 million on a net basis, which were our best estimates as of December 31, 2004.

9.	Goodwill and Other Intangible Assets

We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. With the exception of the pooling of historical financial results relative to acquisitions of businesses under common control, we have accounted for all other business combinations using the purchase method of accounting. In business combinations using the purchase method of accounting, the excess cost of the acquisition is allocated to the assets acquired (including identified intangible assets) and liabilities assumed based on their estimated values. The excess of cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is an asset referred to as “excess of cost over net assets acquired” or “goodwill.” Indirect and general expenses related to business combinations are expensed as incurred.

On January 1, 2002, we ceased goodwill amortization and will test for impairment annually, or more frequently if impairment indicators arise. Intangible assets with finite lives are amortized over their useful lives and are periodically reviewed to ensure that no conditions exist indicating the recorded amount of intangible assets is not recoverable from future undiscounted cash flows.

We evaluate impairment of goodwill and indefinite life intangibles in our agency reporting unit, as the insurance company reporting unit has no associated goodwill or indefinite life intangibles. Goodwill impairment is based upon (1) the historical financial performance of the unit; (2) the most recent financial performance of the unit; (3) our financial forecast for the unit; (4) information regarding publicly available financial terms of recent transactions in the industry; and (5) other publicly available information. We will perform an impairment test annually on September 30. The test performed as of September 30, 2004 indicated there was no goodwill impairment.

We recorded in our financial statements $67.4 million of goodwill, $14.7 million of indefinite life intangible assets and $3.7 million of intangible assets having estimated lives of between two and 20 years. We expect $38.4 million of our goodwill and other intangible assets to be fully deductible for tax purposes.

Other intangible assets at December 31, 2004 and 2003 are as follows (dollars in thousands):

	2004		2003		2002
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreements	$2,585	$(1,593)	$2,575	$(1,006)	$575	$(275)
Agency relationships	3,120	(457)	3,015	(306)	—	—
Non-amortizable intangible assets:
Brand name	14,706	—	10,308	—	9,489	—

	$20,411	$(2,050)	$15,898	$(1,312)	$10,064	$(275)

Amortization expense was $738,000, $1.0 million, and $275,000 for the years ended December 31, 2004, 2003 and 2002.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements- Continued

The following table represents our anticipated intangible amortization over the next five years (dollars in thousands):

	2005	2006	2007	2008	2009
Total	$748	$551	$157	$157	$157

The changes in the carrying amount of goodwill as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are as follows (in thousands):

Balance, December 31, 2002	$58,383
Goodwill acquired	8,378
Other adjustments	(1,122)
Balance, December 31, 2003	65,639
Goodwill acquired	2,791
Other adjustments	(1,000)
Balance, December 31, 2004	$67,430

Other adjustments to goodwill include changes to the contingent purchase consideration on certain acquisitions and final adjustments to purchase price allocations.

10.	Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation, and consists primarily of capitalized third-party system development costs, telephone equipment, and furniture and fixtures. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, typically ranging from three to five years.

A summary of property and equipment at December 31, 2004 and 2003 is as follows (dollars in thousands):

	2004	2003
Data processing equipment	$3,656	$2,986
Furniture and office equipment	2,423	2,080
Other	8,855	6,413

	14,934	11,479
Accumulated depreciation	(8,449)	(4,960)

Net property and equipment	$6,485	$6,519

Depreciation expense was $3.5 million, $2.6 million, and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

11.	Related Party Transactions

We provide various services for Vesta and its subsidiaries, including underwriting, premium processing, and claims processing. Accordingly, for the years ended December 31, the accompanying consolidated statements of operations reflect these services as follows (dollars in thousands):

	2004	2003	2002
Commission income	$5,703	$27,927	$11,279
Fee income	—	14,386	5,723
Claims processing fees	—	8,328	3,034

	$5,703	$50,641	$20,036

In addition, we have presented, in the accompanying consolidated balance sheets, the following amounts related to contracts with Vesta and its subsidiaries (dollars in thousands):

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements- Continued

	2004	2003
Assets
Premiums and fees receivable	$30,980	$35,458
Commissions receivable	5,136	2,340
Receivable from reinsurer	28,873	87,584
Receivable from affiliates	310	—

	$65,299	$125,382

Liabilities
Losses and Loss adjustment expense	$23,037	$53,201
Unearned premium	16,921	35,458
Amounts due reinsurers	9,640	15,664
Payable to affiliates	—	86

	$49,598	$104,409

Prior to December 31, 2003, Affirmative Insurance Company and Insura ceded premiums to Vesta through a 100% quota share reinsurance treaty. However, the historical financial statements of Affirmative Insurance Company and Insura include certain fees that were not required to be ceded to Vesta under the contract. Accordingly, we recorded fee income in the amount of $9.6 million and $10.7 million for the years ended December 31, 2003 and 2002, respectively.

As part of the terms of the acquisition of Affirmative Insurance Company and Insura, Vesta has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of December 31, 2004, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Prior to May 2003, we leased office space from a minority shareholder of InsureOne Independent Agency, LLC. Total rent paid to the minority shareholder through May 2003 $682,000.

We issued a note payable to Vesta of $2.5 million on December 26, 2001, $0.5 million on January 1, 2002, $2.3 million on February 1, 2002, $1.2 million on April 1, 2002 and $1.5 million on September 1, 2002. These notes were issued to facilitate our acquisition activities. These notes bore interest at 12%, with interest due at maturity. On September 30, 2002, we issued 1,140,522 shares of common stock to Vesta as repayment of these notes, including $0.6 million in accrued interest.

12.	Regulatory Restrictions

We are subject to comprehensive regulation and supervision by government agencies in Illinois, the state in which our insurance company subsidiaries are domiciled, as well as in the states where our subsidiaries sell insurance products, issue policies and handle claims. Certain states impose restrictions or require prior regulatory approval of certain corporate actions, which may adversely affect our ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow our business profitably. These regulations provide safeguards for policyowners and are not intended to protect the interests of stockholders. Our ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.

Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile, Illinois. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC.
Any failure by one of our insurance company subsidiaries to meet the applicable risk-based capital or minimum statutory capital requirements imposed by the laws of Illinois or other states where we do business could subject it to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do. As of December 31, 2004, each of our insurance company subsidiaries maintained a risk-based capital level in excess of an amount that would require any corrective actions on our part.

State insurance laws limit the ability of our insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. In addition, for competitive reasons, our insurance companies need to maintain financial strength rating which require us to maintain minimum capital and surplus requirements in those subsidiaries. Without regulatory approval, the aggregate maximum amount of dividends that can be paid in 2005 to us by our insurance company subsidiaries is approximately $13.9 million.

13.	Notes Payable

One of our subsidiaries had a note payable with a bank, which was obtained for operating purposes prior to our acquisition of such subsidiary. The note carried interest at 8.5% annually, with monthly payments of $7,800 through June 2006. During 2004, this note was paid in full. As of December 31, 2003, the note balance was $219,000.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements - Continued

On January 30, 2003, we converted $13.2 million of our consideration due for acquisitions into a note payable. The note carried interest at 9.0 % annually. The note required an initial payment of $1.4 million followed by monthly payments of $440,000 through August 2005. During 2004, this note was paid in full. As of December 31, 2003, the note balance was $9.8 million.

On December 31, 2004, our newly formed trust subsidiary completed a private placement of $30.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $29.0 million to Affirmative Insurance Company’s policyholder’s surplus. The note bears an initial interest rate of 7.545 percent until December 15, 2009, at which time the securities will adjust quarterly to the 90-day LIBOR rate plus 3.6 percentage points. As of December 31, 2004, the note balance was $30.9 million.

14.	Commitments and Contingencies

We have entered into employment agreements with our key executive officers, Thomas E. Mangold, Chief Executive Officer, President and Chairman of the Board of Directors; Timothy A. Bienek, Executive Vice President and Chief Financial Officer; M. Sean McPadden, Executive Vice President and Katherine C. Nolan, Executive Vice President. These agreements grant these individuals the right to receive certain benefits, including base salary, should the executives be terminated other than for cause.

We leased a portion of our furniture, equipment and computer software under a non-cancelable financing lease expiring in 2005. The lease carried an implicit interest rate of 8.06%. During 2004, this lease was paid in full.

We currently lease approximately 462,000 square feet of retail location and underwriting agency locations under differing operating lease obligations. Total rent expense for the years ended December 31, 2004 and 2003 was $7.3 million and $5.5 million, respectively.

The following table identifies our commitments and notes payable by payment due period as of December 31, 2004 (dollars in thousands):

	2005	2006	2007	2008	2009	2010 -	Total

Consideration due for acquisitions (1)	$1,098	$—	$—	$—	$—	$—	$1,098
Operating leases (2)	7,077	3,854	2,952	1,670	1,278	285	17,116
Notes payable	—	—	—	—	—	30,928	30,928
Interest on notes payable	2,264	2,264	2,264	2,264	2,264	56,585	67,905
Reserves for loss and loss adjustment expense (3)	75,168	12,745	837	930	930	2,420	93,030

Total	$85,607	$18,863	$6,053	$4,864	$4,472	$90,218	$210,077

(1)	Consists of payments due in 2005 related to the asset purchase of InsureOne Independent Agency, LLC.

(2)	Consists of rental obligations under real estate leases related to our retail operations and our corporate offices.

(3)	The payout pattern for reserves and loss adjustment expense is based upon historical payment patterns and do not represent actual contractual obligations. The timing and amounts ultimately paid can and will vary from these estimates.

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

InsureOne’s former president is also a defendant, along with nine former employees of InsureOne and two of Hallberg’s family trusts, in actions we brought in the Circuit Court of Cook County, Illinois in December 2003 and in the United States District Court for the Eastern District of Missouri in February 2004 to enforce non-compete and non-solicitation agreements entered into with those employees. Both courts have entered interim orders prohibiting the defendants from hiring any employees of InsureOne or one of AIHI’s other underwriting agencies. The order expired in the Missouri action in November of 2004, but is still in effect in the Illinois action and prohibits all defendants, including Hallberg, from hiring any employees of InsureOne et al. until the conclusion of the trial of the Illinois action. The trial in the Illinois action is currently scheduled to begin in August of 2005. On May 17, 2004, the former president of InsureOne filed a counterclaim in the Illinois case seeking unspecified compensatory damages, specific performance, attorneys’ fees and court costs based on causes of action for breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty in connection with Vesta’s original acquisition of the InsureOne business in 2002, the claimant’s employment with InsureOne and our purchase of the 20% minority interest in InsureOne in 2003. InsureOne et al. filed a motion to dismiss these counterclaims, which was granted in part and denied in part. Hallberg filed amended counterclaims based on causes of action for breach of contract, fraud, and breach of fiduciary duty. InsureOne et al. have answered those counterclaims, and believe the counterclaims are without merit. We are vigorously contesting the counterclaims and are exercising all rights and remedies available to us.

On May 6, 2004, the former minority owners of our InsureOne retail agency, including InsureOne’s former president, filed a complaint in the United States District Court for the Northern District of Illinois alleging causes of action against us and three of our executive officers under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as causes of action for fraudulent misrepresentation, negligent misrepresentation and breach of fiduciary duty in connection with our purchase of the plaintiffs’ 20% minority interest in this retail agency in 2003. The plaintiffs sought damages equal to the difference between the amount paid for the 20% interest and the court’s determination of the value of this interest,

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements - Continued

plus attorneys’ fees and court costs. Defendants filed a motion to dismiss this case which was granted by the Court on March 8, 2005. The Court’s March 8, 2005 Order dismisses all claims without prejudice and grants plaintiffs 20 days from the date of the order to attempt to replead their claims. We anticipate that the plaintiffs will attempt to replead some or all of those claims. We believe these claims are without merit, and we will vigorously contest the claims, and exercise all available rights and remedies against them should plaintiffs choose to replead those claims.

We were the subject of a purported class action in South Carolina alleging that we improperly denied coverage for losses resulting from the operation of insured vehicles by undisclosed “permissive use drivers”. The non-standard personal automobile policies in question were issued by a subsidiary of Vesta and were sold through Driver’s Choice, one of our underwriting agencies. The plaintiff sought injunctive relief and contract reformation, as well as an unspecified amount of compensatory and punitive damages, costs and interest based on claims for breach of contract, bad faith, fraud and negligence. This matter was settled in 2005 for an immaterial amount.

On November 4th, 2004, The Hawaiian Insurance & Guaranty Company, Ltd. (“Hawaiian”) was named among a group of four other named defendants and twenty unnamed defendants in a complaint filed in the Superior Court of the State of California for the County of Los Angeles alleging causes of action as follows: enforcement of coverage under Hawaiian’s policy of an underlying default judgment plaintiff obtained against Hawaiian’s former insured, who was denied a defense in the underlying lawsuit due to his failure to timely pay the Hawaiian policy premium; ratification and waiver of policy lapse and declaratory relief against Hawaiian; breach of implied covenant of good faith and fair dealing against Hawaiian with the plaintiff as the assignee of the insured; intentional misconduct as to the defendant SCJ Insurance Services; and professional negligence as to the defendants Prompt Insurance Services, Paul Ruelas, and Anthony David Medina. The plaintiff is seeking to enforce an underlying default judgment obtained against Hawaiian’s insured on September 24, 2004 in the amount of $35,000,643, and additional bad faith damages including punitive damages in the amount of $35,000,000.

Affirmative Insurance Company, a wholly owned subsidiary of Affirmative, is a party to a 100% quota share reinsurance agreement with Hawaiian and is sharing in the defense of this matter. Hawaiian is ultimately a wholly-owned subsidiary of Vesta Insurance Group, Inc. which is a 42.9% stockholder of Affirmative. The other named defendants SCJ Insurance Services, Prompt Insurance Services, Paul Ruelas, and Anthony David Medina are unaffiliated persons to Affirmative.

This matter is currently proceeding through pre–trial discovery and depositions of pertinent witnesses in preparation for a September 6, 2005 trial date. Hawaiian and the other defendants thereto believe these allegations are without merit and are vigorously contesting the claims brought by the plaintiffs and exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain.

15.	Preferred Stock

On December 19, 2002 we adopted through a stockholders’ unanimous consent an amended and restated Company certificate of incorporation to eliminate the Series A, C, D and E preferred stock previously established by resolution of the board of directors, subject to the prior conversion of all shares of such series into shares of our common stock. We converted all of our outstanding preferred stock to 3,103,708 shares of our common stock on December 19, 2002.

16.	Credit Facility

On August 6, 2004, we entered into a senior secured credit facility with The Frost National Bank. Under this credit facility, the maximum amount available to us from time to time is $15.0 million, which may include up to $15.0 million under a two-year revolving line of credit, up to $10.0 million in five-year term loans and up to $10.0 million in five-year stand-by letters of credit. The borrowings under our credit facility will initially accrue interest at an annual rate of LIBOR plus 1.50% and we will pay letter of credit fees based on an initial annual rate of 0.75%. Our obligations under the facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of Affirmative Insurance Company. The facility contains certain financial covenants, which include combined ratio, risk-based capital requirement, fixed charge coverage ratio, consolidated net worth and consolidated net income requirements and other restrictive covenants governing distributions and management changes. The proceeds are available to issue letters of credit securing our obligations under reinsurance agreements, to fund general working capital for our agency operations, capital surplus for our insurance companies and to finance acquisition activities. Currently, we have not borrowed against our facility. As of December 31, 2004, we are in compliance with all of our financial and other restrictive covenants. As of December 31, 2004, we had not borrowed against our facility

17.	Stockholders’ Equity

On February 14, 2003, we issued 53,615 shares of our common stock to E.B. Lyone, III, a minority stockholder for $407,000.

Effective December 31, 2003, we acquired Affirmative Insurance Company and Insura from an indirect wholly owned subsidiary of Vesta in exchange for 3,408,382 shares of our common stock. In addition, we paid a ceding commission to various insurance subsidiaries of Vesta in the amount of 1,471,984 shares of our common stock as the result of the reinsurance transactions related to Vesta’s transfer to us of the future economic interest in the non-standard automobile business (Note 7).

On March 12, 2004, we issued 35,216 shares of our common stock to E.B. Lyon, III, a minority stockholder, at a purchase price of $9.76 per share, for aggregate consideration of $343,809 in cash.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements - Continued

On March 12, 2004, we issued 39,944 shares of our common stock to LBL Partners, Ltd., a minority stockholder, at a purchase price of $9.76 per share, for aggregate consideration of $389,967 in cash.

On March 12, 2004, we issued 19,623 shares of our common stock to Thomas E. Mangold, our Chief Executive Officer, at a purchase price of $9.76 per share, for aggregate consideration of $191,576 in cash. We believe that the fair value of our common stock issued to Mr. Mangold was higher than our historical carrying value we assigned to our shares of common stock for this transaction. In light of our proposed public offering, we used a projected public valuation model to determine the estimated fair value of the common shares issued to Mr. Mangold. Based on the projections, we recorded $44,000 of compensation expense in 2004.

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

18.	Earnings per Share

The provisions of SFAS No. 128 (“SFAS 128”) Earnings per Share require presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128 is presented below:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(dollars in thousands, except number of
	shares and per share amounts)
For the year ended December 31, 2004
Basic Earnings per Share
Net Income	$24,433	14,018,530	$1.74

Diluted Earnings per Share
Net Income	$24,433	14,018,530	$1.74
Effect of Dilutive Securities	—	195,152	(0.02)

	$24,433	14,213,682	$1.72

For the year ended December 31, 2003
Basic Earnings per Share
Net Income	$19,057	10,082,794	$1.89

Diluted Earnings per Share
Net Income	$19,057	10,082,794	$1.89
Effect of Dilutive Securities	—	29,791	(0.01)

	$19,057	10,112,585	$1.88

For the year ended December 31, 2002
Basic Earnings per Share
Net Income	$13,715	3,543,928	$3.87

Diluted Earnings per Share
Net Income	$13,715	3,543,928	$3.87
Effect of Dilutive Securities	—	3,021,607	(1.78)

	$13,715	6,565,535	$2.09

Options to purchase 849,004 shares of common stock at prices ranging from $7.59 to $9.49 were outstanding at December 31, 2002 but were not included in the computation of diluted earnings per share because the inclusion would result in an anti-dilutive effect in periods where the option exercise price exceeded the average estimated market price per share for the period.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements - Continued

19.	Stock-Based Compensation

We account for our stock-based compensation in accordance with SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123 defines a fair value based method of accounting for an employee stock option. It also allows an entity to continue using the intrinsic value based accounting method prescribed by APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employee. We have continued to use APB 25 to account for our stock options. Accordingly, we have adopted the disclosure requirements of SFAS 148, which requires presentation of pro forma net income and earnings per share information under SFAS 123.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R (“SFAS 123R”), Share-Based Compensation, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123R is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We anticipate adopting the provisions of SFAS 123R in July 2005. We are currently evaluating the requirements and the potential impact of SFAS 123R and have not yet determined if SFAS 123R will have a material impact on our future operations.

We have an 1998 Omnibus Incentive Plan (“1998 Plan”) under which we may grant options to employees, directors and consultants for up to 803,169 shares of common stock. The exercise prices are determined by the Board of Directors, but shall not be less than 100% of the fair value on the grant date or, in the case of any employee who is deemed to own more than 10% of the voting power of all classes of our stock, not less than 110% of the fair value. The terms of the options are also determined by the Board of Directors, but shall never exceed ten years or, in the case of any employee who is deemed to own more than 10% of the voting power of all classes of our common stock, shall not exceed five years.

We established our 1998 Omnibus Incentive Plan, or 1998 Plan, to enable us to attract, retain and motivate eligible officers, employees, directors, advisors and consultants through equity-based compensatory awards, including stock options, restricted and unrestricted stock, deferred stock awards, performance stock awards and dividend equivalent rights. We do not expect to grant any further equity awards under the 1998 Plan, but intend to make all future awards under the 2004 Stock Incentive Plan. While all awards previously granted under the 1998 Plan will remain outstanding, 1998 Plan shares will not be available for re-grant if these outstanding awards are forfeited or cancelled.

In connection with our initial public offering, on May 25, 2004, our board of directors adopted and our stockholders approved the 2004 Stock Incentive Plan, or 2004 Plan, to enable us to attract, retain and motivate eligible employees, directors and consultants through equity-based compensatory awards, including stock options, stock bonus awards, restricted and unrestricted stock awards, performance stock awards, stock appreciation rights and dividend equivalent rights. The maximum number of shares of common stock reserved for issuance under the 2004 Plan is 1,500,000, subject to adjustment to reflect certain corporate transactions or changes in our capital structure.

The board or committee may fix the term and vesting schedule of each stock option, but no incentive stock option will be exercisable more than ten years after the date of grant. Vested stock options generally remain exercisable for up to three months after a participant’s termination of service or up to 12 months after a participant’s death or disability. Typically, the exercise price of each incentive stock option must not be less than 100% of the fair market value of our common stock on the grant date, and the exercise price of a nonqualified stock option must not be less than 20% of the fair market value of our common stock on the grant date. In the event that an incentive stock option is granted to a 10% stockholder, the term of such stock option may not be more than five years and the exercise price may not be less than 110% of the fair market value on the grant date. The exercise price of each stock option granted under the 2004 Plan may be paid in cash or in other forms of consideration in certain circumstances, including shares of common stock, deferred payment arrangements or pursuant to cashless exercise programs. A stock option award may provide that if shares of our common stock are used to pay the exercise price, an additional option will be granted to the participant to purchase that number of shares used to pay the exercise price. Generally, stock options are not transferable except by will or the laws of descent and distribution, unless the board or committee provides that a nonqualified stock option may be transferred.

We apply the intrinsic value method to account for the 1998 and 2004 Plans and, accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Weighted average risk-free interest rate: 1998 Plan 3.82%, 2004 Plan 4.0%
Expected term of option: 1998 Plan 5 years, 2004 Plan 10 years

A summary of activity under the 1998 and 2004 Plans for the years ended December 31 is as follows:

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements - Continued

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
1998 Plan
Outstanding, beginning of year	847,029	$7.87	849,004	$7.87	569,616	$8.01
Granted					452,336	7.59
Exercised	(80,837)	7.59
Forfeited	(43,990)	7.59	(1,975)	7.59	(172,948)	7.59

Outstanding, end of year	722,202	$7.92	847,029	$7.87	849,004	$7.87

2004 Plan
Outstanding, beginning of year	—	$—
Granted	548,950	14.06
Exercised
Forfeited	(13,000)	14.00

Outstanding, end of year	535,950	$14.06

A summary of expiration dates and weighted average exercise price for all outstanding options and options currently exercisable at December 31, 2004 is as follows:

			Weighted
			Average
Expiration	Outstanding	Options	Exercise
Date	Options	Exercisable	Price
2005	377,580	377,580	$8.22
2006	4,608	4,608	7.59
2007	339,884	226,589	7.59
2008	—	—	—
2009 -	536,080	130	14.06

Total	1,258,152	608,907	$10.54

In addition, the 2004 Plan provides for awards for restricted stock, unrestricted stock, performance stock, and dividend equivalent rights. As of December 31, 2004, no awards have been issued under the 1998 Plan, except as discussed above.

20.	Business Concentrations

The majority of our commissions and fees are directly related to the premiums written from policies sold to individuals located in eleven states. Accordingly, we could be adversely affected by economic downturns, natural disasters, and other conditions that may occur from time-to-time in these states, which may not as significantly affect more diversified competitors.

The following table identifies the eleven states in which we operate and the gross premiums written produced by our underwriting agencies and by unaffiliated agencies by state for the year ended December 31, 2004 (dollars in thousands):

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements - Continued

	Gross Written	Percentage
	Premium	of Total
Texas	$115,340	28.3%
Illinois	85,570	21.0%
California	72,273	17.7%
Florida	36,257	8.9%
Indiana	26,539	6.5%
Alabama	21,008	5.2%
Utah	12,073	3.0%
South Carolina	17,205	4.2%
Missouri	7,438	1.8%
Georgia	2,839	0.7%
New Mexico	10,768	2.6%
Other	—	0.0%

Total	$407,310	100.0%

In 2004, our affiliated and unaffiliated underwriting agencies utilized approximately 6,800 independent agencies and 169 owned retail stores and 42 franchised retail stores to sell the policies that we administer. In 2004, no one independent agency accounted for more than 2.9% of the gross written premiums produced by our affiliated and unaffiliated underwriting agencies, and only four independent agencies accounted for more than 1% of these gross written premiums.

As discussed in Note 11, we receive a significant amount of commissions and fees directly from Vesta.

21.	Employee Benefit Plan

We sponsor a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet specified service requirements. Under the plan, we may, at our discretion, match 100% of each employee’s contribution, up to 3% of the employee’s salary, plus 50% of each employee’s contribution for the next 2% of the employee’s salary. We made $1.1 million in contributions to the plan during each of 2004 and 2003.

22.	Fair Value of Financial Instruments

The carrying amount of and estimated fair values of our financial instruments at December 31, 2004 and 2003 are as follows (dollars in thousands):

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Fixed maturities	$157,666	$157,666	$6,610	$6,610
Short term investments	1,995	1,995	—	—
Other invested assets	—	—	928	928
Cash and cash equivalents	24,096	24,096	15,358	15,358

Liabilities:
Notes payable	$30,928	$30,928	$10,020	$10,020
Consideration due for acquisitions	1,098	1,098	4,275	4,275
Capital lease obligations	—	—	394	394

The fair values presented represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all non-financial instruments are not required to be disclosed. Therefore, the aggregate fair value amounts presented do not purport to represent our underlying value.

The methods used in determining the fair value of financial instruments are as follows:

Fixed maturities and short-term investments - The fair values of fixed maturities and short term investments are calculated using quoted market prices by third party organizations.

Cash and cash equivalents - The fair value of cash and cash equivalents approximates carrying value due to the highly liquid nature of the instruments.

Notes payable - The fair value of the notes payable approximates carrying value as the explicit interest rate of notes payable approximates current interest rates.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements - Continued

Capital lease obligation – The fair value of capital lease obligation approximates carrying value as the explicit interest rate of lease obligations approximates current interest rates.

Consideration due for acquisitions – The fair value of consideration due for acquisition approximates carrying value.

23.	Segment Information

In June 1997, the FASB issued Statement of SFAS No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 defines an operating segment as a component of an enterprise if it meets the following criteria: (1) it engages in business activities from which it may earn revenue and incur expenses; (2) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker; and (3) for which discrete financial information is available.

As discussed in Note 6, we acquired two insurance companies effective December 31, 2003 which are accounted for as a pooling of interest. Pursuant to pooling of interest accounting treatment, our historical financial statements have been presented to reflect the results of operations for these two insurance companies on a combined basis for all years presented.

We have reflected the requirements of SFAS 131 for the years ended December 31, 2004, 2003 and 2002 in the following tables for our three operating segments: agency segment, insurance segment, and corporate segment.

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

	Agency	Insurance	Corporate		Affirmative
	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
For the year ended December 31, 2004
Revenues:
Net premiums earned	$—	$194,341	$—	$—	$194,341
Commission income	95,209	—	—	(61,367)	33,842
Fee income	42,680	28,491	—	(17,242)	53,929
Claims processing fees	27,801	—	—	(23,558)	4,243
Investment income	65	2,262	—	—	2,327
Realized gains (losses)	3	(11)	—	—	(8)

Total revenues	165,758	225,083	—	(102,167)	288,674

Expenses:
Losses and loss adjustment expenses incurred	—	128,969	—	—	128,969
Policy acquisition expenses	27,873	77,465		(48,403)	56,935
Employee compensation and benefits	58,190	—	—	(19,673)	38,517
Depreciation and amortization	4,218	—	—	—	4,218
Operating expenses	49,346	2,231	492	(34,091)	17,978
Interest expense	—	—	588	—	588

Total expenses	139,627	208,665	1,080	(102,167)	247,205
Net income (loss) before income taxes, minority interest and equity interest	26,131	16,418	(1,080)	—	41,469
Income tax expense (benefit)	9,653	6,065	(399)	—	15,319
Minority interest, net of tax	804	—	—	—	804
Equity interest in unconsolidated subsidiaries, net of tax	—	—	913	—	913

Net income (loss)	$15,674	$10,353	$(1,594)	$—	$24,433

Total assets	$149,805	$365,296	$5,819	$—	$520,920

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements - Continued

	Agency	Insurance	Corporate		Affirmative
	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
For the year ended December 31, 2003
Revenues:
Net premiums earned	$—	$—	$—	$—	$—
Commission income	81,095	—	—	(28,289)	52,806
Fee income	38,508	9,607	—	(9,441)	38,674
Claims processing fees	26,879	—	—	(15,015)	11,864
Investment income	30	159	—	—	189
Realized gains (losses)	(6)	457	—	—	451

Total revenues	146,506	10,223	—	(52,745)	103,984

Expenses:
Losses and loss adjustment expenses incurred					—
Policy acquisition expenses	23,827	—	—	(7,959)	15,868
Employee compensation and benefits	57,135	—	—	(20,725)	36,410
Depreciation and amortization	3,575	—	—	—	3,575
Operating expenses	41,082	(544)	—	(24,061)	16,477
Interest expense	—	—	821	—	821

Total expenses	125,619	(544)	821	(52,745)	73,151
Net income (loss) before income taxes, minority interest and equity interest	20,887	10,767	(821)	—	30,833
Income tax expense (benefit)	7,468	3,851	(294)	—	11,025
Minority interest, net of tax	403	—	—	—	403
Equity interest in unconsolidated subsidiaries, net of tax	—	—	348	—	348

Net income (loss)	$13,016	$6,916	$(875)	$—	$19,057

Total assets	$130,415	$182,193	$2,600	$—	$315,208

	Agency	Insurance	Corporate		Affirmative
	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
For the year ended December 31, 2002
Revenues:
Net premiums earned	$—	$—	$—	$—	$—
Commission income	67,931	—	—	(30,771)	37,160
Fee income	37,221	10,724	—	(10,243)	37,702
Claims processing fees	26,491	—	—	(16,446)	10,045
Investment income	113	371	—	—	484
Realized gains (losses)	—	—	—	—	—

Total revenues	131,756	11,095	—	(57,460)	85,391
Expenses:
Losses and loss adjustment expenses incurred					—
Policy acquisition expenses	27,175	—	—	(9,425)	17,750
Employee compensation and benefits	54,723	—	—	(23,002)	31,721
Depreciation and amortization	2,360	—	—	—	2,360
Operating expenses	35,188	(635)	—	(25,033)	9,520
Interest expense	—	—	1,012	—	1,012

Total expenses	119,446	(635)	1,012	(57,460)	62,363
Net income (loss) before income taxes, minority interest and equity interest	12,310	11,730	(1,012)	—	23,028
Income tax expense (benefit)	4,721	4,243	(354)	—	8,610
Minority interest, net of tax	703	—	—	—	703

Net income (loss)	$6,886	$7,487	$(658)	$—	$13,715

Total assets	$123,282	$152,438	$21,944	$—	$297,664

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements - Continued

24.	Statutory Financial Information and Accounting Policies

Our insurance subsidiaries are required to file statutory-basis financial statements with state insurance departments in all states where they are licensed. These statements are prepared in accordance with accounting practices prescribed or permitted by the State of Illinois Department of Insurance. Effective January 1, 2001, each state of domicile required that insurance companies domiciled in those states prepare their statutory-basis financial statements in accordance with the National Association of Insurance Commissioners Accounting Principles and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile.

The following is a summary of selected statutory information of our insurance subsidiaries at and for the years ended December 31 (dollars in thousands):

	2004	2003	2002
Statutory Capital and Surplus
Insura Property and Casualty Insurance Company	$23,516	$8,424	$8,101
Affirmative Insurance Company	$139,316	$36,692	$18,254

Statutory Net Income (Loss)
Insura Property and Casualty Insurance Company	$203	$187	$104
Affirmative Insurance Company	$7,698	$(6,701)	$7,344

Insura is wholly owned by Affirmative Insurance Company and included as a common stock investment within Affirmative Insurance Company at its statutory surplus basis.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements - Continued

25.	Unaudited Quarterly Consolidated Results of Operations

The following is a summary of our unaudited quarterly consolidated results of operations for the years ended December 31, 2004 and 2003:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Net premiums earned	$47,210	$43,738	$50,328	$53,065
Commissions and fees	24,761	23,111	21,436	22,706
Net investment income	227	363	799	938
Realized gains (losses)	(17)	(3)	11	1

Total Revenues	72,181	67,209	72,574	76,710

Losses and loss adjustment expenses	31,708	28,149	35,468	33,644
Policy acquisition and operating expense	28,499	29,632	26,397	33,120
Interest expense	217	174	135	62

Total expenses	60,424	57,955	62,000	66,826

Income tax expense	4,207	3,311	4,150	3,651
Minority interest, net of income taxes	95	212	274	223
Equity in unconsolidated subsidiaries, net of income taxes	173	250	173	317

Net income	$7,282	$5,481	$5,977	$5,693

Net income per common share - Basic	$0.63	$0.47	$0.38	$0.34

Net income per common share - Diluted	$0.62	$0.47	$0.37	$0.33

Weighted average shares - Basic	11,582,422	11,671,883	15,931,171	16,836,663
Weighted average shares - Diluted	11,700,663	11,770,892	16,181,166	17,130,371

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Net premiums earned	$—	$—	$—	$—
Commissions and fees	27,237	23,357	24,051	28,699
Net investment income	50	52	46	41
Realized gains (losses)	443	(9)	16	1

Total Revenues	27,730	23,400	24,113	28,741

Losses and loss adjustment expenses	—	—	—	—
Policy acquisition and operating expense	18,739	17,529	17,752	18,310
Interest expense	100	265	239	217

Total expenses	18,839	17,794	17,991	18,527

Income tax expense	3,179	2,004	2,189	3,653
Minority interest, net of income taxes	246	10	89	58
Equity in unconsolidated subsidiaries, net of income taxes	—	—	174	174

Net income	$5,466	$3,592	$3,670	$6,329

Net income per common share - Basic	$0.54	$0.36	$0.36	$0.63

Net income per common share - Diluted	$0.54	$0.36	$0.36	$0.62

Weighted average shares - Basic	10,059,022	10,085,230	10,085,230	10,101,230
Weighted average shares - Diluted	10,078,909	10,105,117	10,105,117	10,138,266

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements - Continued

26.	Parent Company Financials

The condensed financial information of the parent company, Affirmative Insurance Holdings, Inc. only as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003, and 2002 is presented as follows:

Condensed Balance Sheets

	2004	2003
	(in thousands, except
	share amounts)
Assets
Cash and cash equivalents	$2,756	$520
Fiduciary and restricted cash	222	—
Investment in affiliates *	243,553	122,055
Deferred tax asset	11,454	—
Property and equipment, net	224	370
Goodwill	19,448	19,448
Other intangible assets, net	273	289
Other assets	1,859	395

Total assets	279,789	143,077

Liabilities and Shareholders’ Equity
Liabilities
Payable to affiliates	39,819	23,805
Federal income taxes payable	3,399	46
Notes payable	30,928	—
Consideration due for acquisitions	48	616
Other liabilities	289	5,233

Total liabilities	74,483	29,700

Stockholders’ equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 16,838,519 s hares issued and outstanding at December 31, 2004; 40,000,000 shares authorized; 11,557,215 shares issued and outstanding at December 31, 2003	168	116
Warrants	—	157
Additional paid-in capital	151,752	84,074
Accumulated other comprehensive income (loss)	251	(9)
Retained earnings	53,135	29,039

Total stockholders’ equity	205,306	113,377

Total liabilities and stockholders’ equity	279,789	$143,077

*	Eliminated in consolidation

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements - Continued

Condensed Statements of Operations

	2004	2003	2002
	(in thousands)
Revenues
Net investment income	$10	$16	$8
Realized gains (losses)	—	(8)	—
Other income *	—	73	2,741

Total revenues	10	81	2,749

Expenses
Depreciation and amortization	162	402	592
Operating expenses	1,070	157	(135)
Interest expense	588	803	1,012

Total expenses	1,820	1,362	1,469

Net income (loss) before federal income taxes and earnings of affiliates	(1,810)	(1,281)	1,280
Federal income tax expense (benefit)	(669)	28	622
Equity in undistributed earnings of affiliates *	(25,574)	(20,366)	(13,057)

Net income (loss)	$24,433	$19,057	$13,715

*	Eliminated in consolidation

Condensed Statements of Cash Flows

	2004	2003	2002
	(in thousands)
Net cash provided by (used in) operating activities	$205	$(2,165)	$(5,270)

Cash flows from investing activities
Capital contribution to affiliate	(93,300)	—	—
Capital distribution from affiliate	—	1,470	—
Purchases of other invested assets	—	—	(308)
Purchases of property and equipment	—	(49)	(304)
Cash paid for acquisitions	(568)	—	(1,545)
Proceeds from sale of other invested assets	—	308	—

Net cash provided by (used in) investing activities	(93,868)	1,729	(2,157)

Cash flows from financing activities
Principal payments under capital lease obligation	(341)	(201)	(188)
Issuance of note payable	—	—	6,513
Proceeds of borrowings	29,094	—	—
Repayments on note payable	—	—	(8)
Proceeds from issuance of common stock	67,483	407	—
Dividends paid	(337)	—	—

Net cash provided by financing activities	95,899	206	6,317

Net increase (decrease) in cash and cash equivalents	2,236	(230)	(1,110)

Cash and cash equivalents, beginning of year	520	750	1,860

Cash and cash equivalents, end of year	2,756	$520	$750

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements - Continued

27.	Subsequent Events

We were the subject of a purported class action in South Carolina alleging that we improperly denied coverage for losses resulting from the operation of insured vehicles by undisclosed “permissive use drivers”. The non-standard personal automobile policies in question were issued by a subsidiary of Vesta and were sold through Driver’s Choice, one of our underwriting agencies. The plaintiff sought injunctive relief and contract reformation, as well as an unspecified amount of compensatory and punitive damages, costs and interest based on claims for breach of contract, bad faith, fraud and negligence. This matter was settled in 2005 for an immaterial amount.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004 pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2004 our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Officers of the Registrant

The information relating to this Item 10 is incorporated by reference to the Proxy Statement for our 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2004

Item 11. Executive Compensation

The information relating to this Item 11 is incorporated by reference to the Proxy Statement for our 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information relating to this Item 12 is incorporated by reference to the Proxy Statement for our 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2004.

Item 13. Certain Relationships and Related Transactions

The information relating to this Item 13 is incorporated by reference to the Proxy Statement for our 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2004.

Item 14. Principal Accountant Fees and Services

The information relating to this Item 14 is incorporated by reference to the Proxy Statement for our 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2004.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements – Documents filed as part of this report.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – As of December 31, 2004 and 2003
Consolidated Statements of Operations – For the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders Equity and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

(b)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

3.2	Amended and Restated Bylaws of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1 filed with the SEC on June 14, 2004, File No. 333-113793).

4.2	Form of Registration Rights Agreement between Affirmative Insurance Holdings, Inc. and Vesta Insurance Group, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.1+	Affirmative Insurance Holdings, Inc. 1998 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

10.2+	Affirmative Insurance Holdings, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.3+	Employment Agreement between Affirmative Insurance Holdings, Inc. and Thomas E. Mangold (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.4+	Employment Agreement between Affirmative Insurance Holdings, Inc. and M. Sean McPadden (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.5+	Employment Agreement between Affirmative Insurance Holdings, Inc. and Katherine C. Nolan (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.6+	Employment Agreement between Affirmative Insurance Holdings, Inc. and Timothy A. Bienek (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.7	Amended and Restated 100% Quota Share Reinsurance Contract between the Shelby Insurance Company, Affirmative Insurance Company, Insura Property & Casualty Insurance Company and Vesta Fire Insurance Corporation, with Addendum No. 1 thereto, effective December 31, 2003 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

10.8	100% Quota Share Reinsurance Contract between Vesta Fire Insurance Corporation, Vesta Insurance Corporation, Insura Property & Casualty Insurance Company, Shelby Casualty Insurance Company, The Hawaiian Insurance & Guaranty Company, Ltd. and Affirmative Insurance Company, effective December 31, 2003 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

10.9	Private Passenger Automobile Quota Share Reinsurance Contract issued to Affirmative Insurance Company and Insura Property & Casualty Insurance Company, covering Illinois, Indiana and Missouri business, effective January 1, 2004 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to our Registration Statement on Form S-1 filed with the SEC on June 14, 2004, File No. 333-113793).

10.10	Private Passenger Automobile Quota Share Reinsurance Contract issued to Affirmative Insurance Company and Insura Property & Casualty Insurance Company, covering New Mexico and South Carolina business, effective January 1, 2004 (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to our Registration Statement on Form S-1 filed with the SEC on June 14, 2004, File No. 333-113793).

10.11	Private Passenger Automobile Quota Share Reinsurance Contract issued to Affirmative Insurance Company and Insura Property & Casualty Insurance Company, covering Florida business, effective January 1, 2004 (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to our Registration Statement on Form S-1 filed with the SEC on June 14, 2004, File No. 333-113793).

10.12	Private Passenger Automobile Quota Share Reinsurance Contract issued to Old American County Mutual Fire Insurance Company, covering business produced by the Texas-based A-Affordable underwriting agency, effective January 1, 2004 (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to our Registration Statement on Form S-1 filed with the SEC on June 14, 2004, File No. 333-113793).

10.13	First Amended and Restated Managing General Agency Agreement between Old American County Mutual Fire Insurance Company and A-Affordable Managing General Agency, Inc. dated as of January 1, 2004 (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.14	First Amended and Restated Managing General Agency Agreement between Old American County Mutual Fire Insurance Company and American Agencies General Agency, Inc. dated as of January 1, 2004 (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.15	Investment Management Agreement, dated as of February 20,2004, between Synovus Trust Company, N.A. Prime Advisors, Inc., Affirmative Insurance Company and Insura Property & Casualty Company (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

10.16	Form of Separation Agreement between Affirmative Insurance Holdings, Inc. and Vesta Insurance Group, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.17	Addendum No. 2 to the Amended and Restated 100% Quota Share Reinsurance Contract between Affirmative Insurance Company, Insura Property & Casualty Insurance Company and Vesta Fire Insurance Corporation, dated May 10, 2004 (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.18	Credit Facility between Affirmative Insurance Holdings, Inc. and The Frost National Bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed with the SEC on November 15, 2004, File No. 000-50795).

21.1*	Subsidiaries of Affirmative Insurance Holdings, Inc.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management contract, compensatory plan or arrangement

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2005

Affirmative Insurance Holdings, Inc.

/s/Thomas E. Mangold

By: Thomas E. Mangold
Chairman, Chief Executive Officer and President

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below.

Date: March 28, 2005

/s/Timothy A. Bienek

By: Timothy A. Bienek Executive Vice President and Chief Financial Officer (and in his capacity as Principal Financial Officer)

/s/ Paul J. Zucconi

By: Paul J. Zucconi
Director

/s/ Mark E. Pape

By: Mark E. Pape
Director

/s/ Suzanne T. Porter

By: Suzanne T. Porter
Director

/s/Lucius E. Burch, III

By: Lucius E. Burch, III
Director

/s/ Thomas C. Davis

By: Thomas C. Davis
Director

/s/ Mark E. Watson, Jr.

By: Mark E. Watson, Jr.
Director