Form 10-Q
period 2005-03-31
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2005-05-16
CIK 1282543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the registrant’s common stock,
$.01 par value, as of May 12, 2005
16,852,753

Affirmative Insurance Holdings, Inc.
Index

Part I

Item 1. Financial Statements
Affirmative Insurance Holdings, Inc.
Consolidated Balance Sheets
March 31, 2005 and December 31, 2004

	March 31,	December 31,
	2005	2004
(dollars in thousands, except share data)	(unaudited)
Assets
Fixed maturities — available for sale, at fair value (amortized cost 2005: $161,006; 2004: $157,296)	$158,866	$157,666
Short-term investments	—	1,995

	158,866	159,661

Cash and cash equivalents	30,268	24,096
Fiduciary and restricted cash	27,230	16,267
Accrued investment income	2,115	1,979
Premiums and fees receivable (includes related parties - 2005: $33,887; 2004: $30,980)	131,350	107,411
Commissions receivable (includes related parties - 2005: $3,038; 2004: $5,136)	8,678	11,890
Receivable from reinsurers (includes related parties - 2005: $25,099; 2004: $28,873)	55,294	75,403
Deferred acquisition costs	28,980	19,118
Receivable from affiliates	1,043	310
Deferred tax asset	7,515	6,637
Property and equipment, net	6,560	6,485
Goodwill	68,530	67,430
Other intangible assets, net	18,180	18,361
Other assets	7,616	5,872

Total assets	$552,225	$520,920

Liabilities and Stockholders’ Equity
Liabilities Reserves for losses and loss adjustment expenses (includes related parties - 2005: $23,132; 2004: $23,037)	103,808	93,030
Unearned premium (includes related parties - 2005: $14,636; 2004: $16,921)	119,567	90,695
Amounts due reinsurers (includes related parties - 2005: $12,133; 2004: $9,640)	28,673	43,167
Deferred revenue	28,076	24,478
Federal income taxes payable	6,509	7,526
Notes payable	30,928	30,928
Consideration due for acquisitions	1,068	1,098
Other liabilities	22,032	24,692

Total liabilities	340,661	315,614

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 16,852,753 and 16,838,519 shares issued and outstanding at March 31, 2005 and December 31, 2005, respectively	169	168
Additional paid-in capital	151,976	151,752
Accumulated other comprehensive (loss) income	(1,375)	251
Retained earnings	60,794	53,135

Total stockholders’ equity	211,564	205,306

Total liabilities and stockholders’ equity	$552,225	$520,920

Affirmative Insurance Holdings, Inc.

Consolidated Statements of Operations – (Unaudited)
Three Months Ended March 31, 2005 and 2004

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2005	2004
Revenues
Net premiums earned	$67,936	$47,210
Commission income (includes related parties - 2005: $(189); 2004: $649)	3,808	10,924
Fee income	13,628	13,491
Claims processing fees	466	346
Net investment income	1,257	227
Realized gains (losses)	3	(17)

Total revenues	87,098	72,181

Expenses
Losses and loss adjustment expenses	44,567	31,708
Policy acquisition expenses	14,503	12,653
Employee compensation and benefits	9,359	10,679
Depreciation and amortization	1,029	884
Operating expenses	4,626	4,283
Interest expense	579	217

Total expenses	74,663	60,424

Net income before income taxes, minority interest and equity interest in unconsolidated subsidiaries	12,435	11,757

Income tax expense	4,406	4,207
Minority interest, net of income taxes	33	95
Equity interest in unconsolidated subsidiaries, net of income taxes	—	173

Net income	$7,996	$7,282

Net income per common share — Basic	$0.47	$0.63

Net income per common share — Diluted	$0.47	$0.62

Weighted average shares outstanding
Basic	16,845,934	11,582,422
Diluted	17,119,853	11,700,663

Affirmative Insurance Holdings, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income – (Unaudited)
Three Months Ended March 31, 2005 and 2004

						Accumulated
				Additional		Other	Total
	Common Stock			Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Warrants	Capital	Earnings	Income (Loss)	Equity
	(dollars in thousands, except share data)
Balance, December 31, 2003	11,557,215	$116	$157	$84,074	$29,039	$(9)	$113,377

Comprehensive income:
Net income					7,282		7,282
Other comprehensive income						272	272

Total comprehensive income							7,554
Issuance of common stock	114,668	1	(157)	1,156			1,000

Balance, March 31, 2004	11,671,883	$117	$—	$85,230	$36,321	$263	$121,931

Balance, December 31, 2004	16,838,519	$168	$—	$151,752	$53,135	$251	$205,306

Comprehensive income:
Net income					7,996		7,996
Other comprehensive loss						(1,626)	(1,626)

Total comprehensive income							6,370
Dividends					(337)		(337)
Equity based compensation	14,234	1		224			225

Balance, March 31, 2005	16,852,753	$169	$—	$151,976	$60,794	$(1,375)	$211,564

Affirmative Insurance Holdings, Inc.

Consolidated Statements of Cash Flows – (Unaudited)
Three Months Ended March 31, 2005 and 2004

	Three months ended
	March 31,
	2005	2004
	(dollars in thousands)
Cash flows from operating activities
Net income	$7,996	$7,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,029	884
Undistributed equity in unconsolidated subsidiaries	—	173
Equity based compensation	23	—
Realized (gains) losses	(3)	17
Amortization of discount on investment	642	—
Changes in assets and liabilities:
Fiduciary and restricted cash	(10,963)	(2,670)
Premiums, fees and commissions receivable	(20,726)	(43,935)
Reserves for loss and loss expenses	10,778	14,983
Amounts due reinsurers	5,616	(3,400)
Receivable from affiliates	(733)	(300)
Deferred revenue	3,598	4,317
Unearned premiums	28,872	23,602
Deferred acquisition costs	(9,862)	2,489
Other	(5,358)	9,366

Net cash provided by operating activities	10,909	12,808

Cash flows from investing activities
Proceeds from the sale of bonds	2,746	510
Cost of bonds acquired	(5,093)	—
Purchases of property and equipment	(920)	(862)
Net cash paid for acquisitions	(1,133)	(1,569)

Net cash used in investing activities	(4,400)	(1,921)

Cash flows from financing activities
Principal payments under capital lease obligation	—	(53)
Principal payments on note payable	—	(2,824)
Proceeds from issuance of common stock	—	927
Dividends paid	(337)	—

Net cash used in financing activities	(337)	(1,950)

Net increase in cash and cash equivalents	6,172	8,937

Cash and cash equivalents, beginning of period	24,096	14,699

Cash and cash equivalents, end of period	$30,268	$23,636

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statement (Unaudited)

1. General

Affirmative Insurance Holdings, Inc., (“we”, “us”, “our”) is an insurance holding company and is engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in highly targeted geographic areas. Our subsidiaries include two insurance companies, four underwriting agencies, five retail agencies with 183 owned and 42 franchise retail store locations as of March 31, 2005. We offer our products and services in 11 states, including Texas, Illinois, California and Florida. Our growth has been achieved principally as a result of the acquisition and integration of six retail and/or underwriting agencies in 2001 and 2002. We were formerly known as Instant Insurance Holdings, Inc., and we incorporated in Delaware on June 25, 1998.

As a result of a series of transactions commencing on December 21, 2000, Vesta Insurance Group, Inc. and its subsidiaries (“Vesta”) owned approximately 98.1% of our issued and outstanding common stock at June 31, 2004, which were acquired from former stockholders and the purchase of new common stock directly from us.

We completed our initial public offering of our common stock effective July 9, 2004. We issued 4,420,000 additional shares of our common stock and Vesta sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14.00 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from Vesta. As of March 31, 2005, Vesta beneficially owned approximately 42.8% of our issued and outstanding capital stock.

2. Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our accounts and the accounts of our operating subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2004 included in our report on Form 10-K filed with the SEC.

The interim financial data as of March 31, 2005 and 2004 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

The following table illustrates the effect on our net income and net income per share if we had applied SFAS 123 to stock-based compensation (in thousands, except per share amounts):

	Three months ended
	March 31,
	2005	2004
Net income, as reported	$7,996	$7,282
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related income taxes	(197)	(25)

Net income, pro forma	$7,799	$7,257

Basic earnings per share — as reported	$0.47	$0.63
Basic earnings per share — pro forma	$0.46	$0.63

Diluted earnings per share — as reported	$0.47	$0.62
Diluted earnings per share — pro forma	$0.46	$0.62

Recently Issued Accounting Standards

In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance with respect to the meaning of other-than temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. In September 2004, the FASB issued a Staff Position, FSP EITF 03-1-1, delaying the effective date for the measurement and recognition guidance included in EITF 03-1, and also issued an exposure draft, FSP EITF 03-1a, which proposes guidance relating to debt securities that are impaired because of interest rate and/or sector spread increases. The delay in the effective date for the measurement and recognition guidance of EITF 03-1 did not suspend existing requirements for assessing whether investment impairments are other-than-temporary. We do not anticipate that this will have a material impact on our financials, as our investment portfolio is primarily comprised of ‘A’ rated bonds.

In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), Share-Based Compensation, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123R is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 31, 2005. We anticipate adopting the provisions of SFAS 123R in January 2006. We are currently evaluating the requirements and the potential impact of SFAS 123R and have not yet determined if SFAS 123R will have a material impact on our future operations.

3. Reinsurance

The effect of reinsurance on premiums written and earned is as follows (dollars in thousands):

	Three months ended		Three months ended
	March 31, 2005		March 31, 2004
	Written	Earned	Written	Earned
Direct	$55,168	$45,011	$51,612	$32,739
Assumed — affiliate	11,317	13,603	22,392	22,021
Assumed — non affiliate	38,617	17,195	5,752	1,393
Ceded — affiliate	—	(309)	(259)	(1,170)
Ceded — non affiliate	(992)	(7,564)	(33,216)	(7,773)

	$104,110	$67,936	$46,281	$47,210

The amount of unpaid loss and loss adjustment expenses and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations are as follows (dollars in thousands):

	As of March 31,	As of December 31,
	2005	2004
Affiliate
Loss and loss adjustment expense	$21,385	$23,815
Unearned premiums	401	656

Total	$21,786	$24,471

Non affiliate
Loss and loss adjustment expense	$16,713	$18,087
Unearned premiums	3,114	13,530

Total	$19,827	$31,617

As of and for the three months ended, March 31, 2005, we have ceded $6.8 million of paid losses and $3.5 million of incurred losses to various reinsurers.

Effective December 31, 2004, we terminated two ceded quota share reinsurance agreements with unaffiliated reinsurers on a run-off basis for business written through our underwriting agencies in the states of Illinois, Indiana, Missouri, New Mexico and South Carolina. Effective December 31, 2004, we terminated two quota share reinsurance agreements with Old American County Mutual Fire Insurance Company on a run-off basis, where we had assumed business written through our underwriting agencies in the state of Texas.

Effective January 1, 2005, we entered into two quota share reinsurance agreements with Old American County Mutual Fire Insurance Company, where we will assume 100% of the business written through our underwriting agencies in the state of Texas.

Effective May 1, 2004, we entered into a quota share reinsurance agreement with an unaffiliated reinsurer to cede 25% of the business written through our Florida underwriting agency. This contract continues in force until terminated by us or our reinsurer at any April 30 with not less than 90 days prior notice. Effective May 1, 2005, we have amended this agreement and will continue ceding 25% of the business written through our Florida underwriting agency to the unaffiliated reinsurer at substantially the same terms and conditions. The reinsurance under this agreement is provided by Folksamerica, which reinsures 100% of the premium we cede. Folksamerica is rated “A” by A.M. Best.

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

On November 4, 2004, The Hawaiian Insurance & Guaranty Company, Ltd. (“Hawaiian”) was named among a group of four other named defendants and twenty unnamed defendants in a complaint filed in the Superior Court of the State of California for the County of Los Angeles alleging causes of action as follows: enforcement of coverage under Hawaiian’s policy of an underlying default judgment plaintiff obtained against Hawaiian’s former insured, who was denied a defense in the underlying lawsuit due to his failure to pay the Hawaiian policy premium; ratification and waiver of policy lapse and declaratory relief against Hawaiian; breach of implied covenant of good faith and fair dealing against Hawaiian with the plaintiff as the assignee of the insured; intentional misconduct as to the defendant SCJ Insurance Services; and professional negligence as to the defendants Prompt Insurance Services, Paul Ruelas, and Anthony David Medina. The plaintiff is seeking to enforce an underlying default judgment obtained against Hawaiian’s insured on September 24, 2004 in the amount of $35,000,643 and additional bad faith damages including punitive damages in the amount of $35,000,000.

Affirmative Insurance Company, a wholly-owned subsidiary of Affirmative Insurance Holdings, Inc. (“Affirmative), is a party to a 100% quota share reinsurance agreement with Hawaiian and is sharing in the defense of this matter. Hawaiian is ultimately a wholly-owned subsidiary of Vesta Insurance Group, Inc. which is a 42.9% stockholder of Affirmative. The other named defendants, SCJ Insurance Services, Prompt Insurance Services, Paul Ruelas, and Anthony David Medina, are unaffiliated persons to Affirmative.

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

4. Related Party Transactions

We provide various services for Vesta and its subsidiaries, including underwriting, premium processing, and claims processing. For the three months ended March 31, the accompanying unaudited consolidated statements of operations reflect these services as follows (dollars in thousands):

	Three months ended
	March 31,
	2005	2004
Commission income	$(189)	$649

In addition, we have presented, in the accompanying consolidated balance sheets, the following amounts related to contracts with Vesta and its subsidiaries (dollars in thousands):

	March 31,	December 31,
	2005	2004
Assets
Premiums and fees receivable	$33,887	$30,980
Commissions receivable	3,038	5,136
Receivable from reinsurer	25,099	28,873
Receivable from affiliates	1,043	310

	$63,067	$65,299

Liabilities
Loss and loss adjustment expense	$23,132	$23,037
Unearned premium	14,636	16,921
Amounts due reinsurers	12,133	9,640

	$49,901	$49,598

As part of the terms of the acquisition of Affirmative Insurance Company and Insura Property and Casualty Insurance Company from Vesta, Vesta has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of March 31, 2005, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

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

InsureOne’s former president, James Hallberg, is a defendant, along with eight former employees of InsureOne and two of Hallberg’s family trusts, in actions we brought in the Circuit Court of Cook County, Illinois in December 2003 and in the United States District Court for the Eastern District of Missouri in February 2004 to enforce non-compete and non-solicitation agreements entered into with those employees. Both courts entered interim orders prohibiting all defendants, including Hallberg, from hiring any employees of InsureOne or one of AIHI’s other underwriting agencies. The order expired in the Missouri action in November of 2004, but is still in effect in the Illinois action until the conclusion of the trial of the Illinois action, which is currently scheduled to begin in August of 2005. On May 17, 2004, the former president of InsureOne filed a counterclaim in the Illinois case seeking unspecified compensatory damages, specific performance, attorneys’ fees and court costs based on causes of action for breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty in connection with Vesta’s original acquisition of the InsureOne business in 2002, the claimant’s employment with InsureOne and our purchase of the 20% minority interest in InsureOne in 2003. We filed a motion to dismiss these counterclaims, which was granted in part and denied in part. Hallberg subsequently filed amended counterclaims based on causes of action for breach of contract, fraud, and breach of fiduciary duty. We have answered those counterclaims, and believe the counterclaims are without merit. We are vigorously contesting the counterclaims and are exercising all rights and remedies available to us. In the Missouri action, the parties filed a joint motion for voluntary dismissal which was granted by the Court without prejudice and provided for the right of each party to re-file.

On May 6, 2004, the former minority owners of our InsureOne retail agency, including InsureOne’s former president, in his capacity as trustee of one of his family trusts, filed a complaint in the United States District Court for the Northern District of Illinois alleging causes of action against us and three of our executive officers under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as causes of action for fraudulent misrepresentation, negligent misrepresentation and breach of fiduciary duty in connection with our purchase of the plaintiffs’ 20% minority interest in this retail agency in 2003. The plaintiffs sought damages equal to the difference between the amount paid for the 20% interest and the court’s determination of the value of this interest, plus attorneys’ fees and court costs. Defendants filed a motion to dismiss this case, which was granted by the Court on March 8, 2005. The Court’s March 8, 2005 Order dismissed all claims without prejudice and granted plaintiffs 20 days from the date of the order to attempt to replead their claims. On May 2, 2005, plaintiffs filed a motion to voluntarily dismiss this matter without prejudice, which was granted by the Court. Plaintiffs may still bring these claims in federal court at a later date, or alternatively, the plaintiffs may file the state law claims in state court. We believe these claims are without merit, and should the plaintiffs choose to refile them, we will vigorously contest the claims and exercise all rights and remedies available to us.

On November 4, 2004, The Hawaiian Insurance & Guaranty Company, Ltd. (“Hawaiian”) was named among a group of four other named defendants and twenty unnamed defendants in a complaint filed in the Superior Court of the State of California for the County of Los Angeles alleging causes of action as follows: enforcement of coverage under Hawaiian’s policy of an underlying default judgment plaintiff obtained against Hawaiian’s former insured, who was denied a defense in the underlying lawsuit due to his failure to timely pay the Hawaiian policy premium; ratification and waiver of policy lapse and declaratory relief against Hawaiian; breach of implied covenant of good faith and fair dealing against Hawaiian with the plaintiff as the assignee of the insured; intentional misconduct as to the defendant SCJ Insurance Services; and professional negligence as to the defendants Prompt Insurance Services, Paul Ruelas, and Anthony David Medina. The plaintiff is seeking to enforce an underlying default judgment obtained against Hawaiian’s insured on September 24, 2004 in the amount of $35,000,643, and additional bad faith damages including punitive damages in the amount of $35,000,000.

Affirmative Insurance Company, our wholly owned subsidiary is a party to a 100% quota share reinsurance agreement with Hawaiian and is sharing in the defense of this matter. Hawaiian is ultimately a wholly-owned subsidiary of Vesta, which owns 42.9% of our common stock. The other named defendants SCJ Insurance Services, Prompt Insurance Services, Paul Ruelas, and Anthony David Medina are unaffiliated persons to Affirmative.

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

6. Credit Facility

On August 6, 2004, we entered into a senior secured credit facility with The Frost National Bank. Under this credit facility, the maximum amount available to us from time to time is $15.0 million, which may include up to $15.0 million under a two-year revolving line of credit, up to $10.0 million in five-year term loans and up to $10.0 million in five-year stand-by letters of credit. The borrowings under our credit facility will initially accrue interest at an annual rate of LIBOR plus 1.50% and we will pay letter of credit fees based on an initial annual rate of 0.75%. Our obligations under the facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of Affirmative Insurance Company. The facility contains certain financial covenants, which include combined ratio, risk-based capital requirement, fixed charge coverage ratio, consolidated net worth and consolidated net income requirements and other restrictive covenants governing distributions and management changes. The proceeds are available to issue letters of credit securing our obligations under reinsurance agreements, to fund general working capital for our agency operations, capital surplus for our insurance companies and to finance acquisition activities. During the three months ended March 31, 2005, we executed letters of credit under this credit facility of approximately $2.3 million to collateralize a loss corridor position with certain of our reinsurers. Total fees were approximately $13,000. As of March 31, 2005, there were no outstanding loan amounts due under our credit facility, and we are in compliance with all of our financial and other restrictive covenants.

7. Stockholders’ Equity

In January 2005, we issued 6,734 shares of common stock to certain of our Board of Directors, in lieu of cash as their annual retainer. In February 2005, we issued 7,500 shares of common stock to certain of our Board of Directors for compensation related to services performed. We recorded prepaid expense for these grants of approximately $225,000 at the date of the grant and are amortizing the amount to compensation expense over the service period. Total compensation expense recorded for the three months ended March 31, 2005 was approximately $23,000.

8.	Earnings per Share

The provisions of SFAS No. 128 (“SFAS 128”) Earnings per Share require presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128 is presented below:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(dollars in thousands, except number of
	shares and per share amounts)
Three months ended March 31, 2005
Basic Earnings per Share
Net Income	$7,996	16,845,934	$0.47

Diluted Earnings per Share
Net Income	$7,996	16,845,934	$0.47
Effect of Dilutive Securities	—	273,919	—

	$7,996	17,119,853	$0.47

Three months ended March 31, 2004
Basic Earnings per Share
Net Income	$7,282	11,582,422	$0.63

Diluted Earnings per Share
Net Income	$7,282	11,582,422	$0.63
Effect of Dilutive Securities	—	118,241	(0.01)

	$7,282	11,700,663	$0.62

9.	Segment Information

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

We have reflected the requirements of SFAS 131 for the three months ended March 31, 2005 and 2004 in the following tables for our three operating segments: agency segment, insurance segment, and corporate segment.

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

	Agency	Insurance	Corporate		Affirmative
Three months ended March 31, 2005	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
Revenues:
Net premiums earned	$—	$67,936	$—	$—	$67,936
Commission income	29,298	—	—	(25,490)	3,808
Fee income	10,847	6,926	—	(4,145)	13,628
Claims processing fees	7,519	—	—	(7,053)	466
Investment income	46	1,211	—	—	1,257
Realized gains	3	—	—	—	3

Total revenues	47,713	76,073	—	(36,688)	87,098
Expenses:
Losses and loss adjustment expenses incurred	—	44,567	—	—	44,567
Policy acquisition expenses	7,540	25,158		(18,195)	14,503
Employee compensation and benefits	16,612	147	—	(7,400)	9,359
Depreciation and amortization	1,029	—	—	—	1,029
Operating expenses	14,342	1,013	364	(11,093)	4,626
Interest expense	—	—	579	—	579

Total expenses	39,523	70,885	943	(36,688)	74,663
Net income (loss) before income taxes, minority interest and equity interest	8,190	5,188	(943)	—	12,435
Income tax expense (benefit)	2,902	1,839	(335)	—	4,406
Minority interest, net of tax	33	—	—	—	33
Equity interest in unconsolidated subsidiaries, net of tax	—	—	—	—	—

Net income (loss)	$5,255	$3,349	$(608)	$—	$7,996

Total assets	$127,853	$418,222	$6,150	$—	$552,225

	Agency	Insurance	Corporate		Affirmative
Three months ended March 31, 2004	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
Revenues:
Net premiums earned	$—	$47,210	$—	$—	$47,210
Commission income	25,400		—	(14,476)	10,924
Fee income	10,914	7,103	—	(4,526)	13,491
Claims processing fees	6,225		—	(5,879)	346
Investment income	18	209	—	—	227
Realized gains (losses)	1	(18)	—	—	(17)

Total revenues	42,558	54,504	—	(24,881)	72,181
Expenses:
Losses and loss adjustment expenses incurred	—	31,708	—	—	31,708
Policy acquisition expenses	8,035	18,026		(13,408)	12,653
Employee compensation and benefits	14,667	—	—	(3,988)	10,679
Depreciation and amortization	884	—	—	—	884
Operating expenses	10,881	887	—	(7,485)	4,283
Interest expense	—	—	217	—	217

Total expenses	34,467	50,621	217	(24,881)	60,424
Net income (loss) before income taxes, minority interest and equity interest	8,091	3,883	(217)	—	11,757
Income tax expense (benefit)	2,895	1,390	(78)	—	4,207
Minority interest, net of tax	95	—	—	—	95
Equity interest in unconsolidated subsidiaries, net of tax	—	—	173	—	173

Net income (loss)	$5,101	$2,493	$(312)	$—	$7,282

Total assets	$156,304	$250,529	$1,259	$—	$408,092

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes thereto presented in this Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2004. This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated by such forward-looking statements.

Overview

We are an insurance holding company engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in highly targeted geographic areas. Our subsidiaries include two insurance companies, four underwriting agencies and five retail agencies with 183 owned and 42 franchise retail store locations. We offer our products and services in 11 states, including Texas, Illinois, California and Florida.

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

The following table displays our Total Controlled Premium by distribution channel for the three months ended March 31, 2005 and 2004:

	Three months ended
	March 31,
	2005	2004
	(Unaudited in thousands)
Our underwriting agencies:
Our retail stores	$41,014	$37,586
Independent agencies	47,066	53,936
Unaffiliated underwriting agencies	25,088	27,278

Total	$113,168	$118,800

Total Controlled Premium for the three months ended March 31, 2005 was $113.2 million, a decrease of $5.6 million, or 4.7%, as compared to $118.8 million for the same period in 2004. The decrease in Total Controlled Premium is principally due to a decrease in production by our Florida underwriting agency and the continued run-off of a cancelled unaffiliated underwriting agency program in California, partially offset by increases in our retail distribution channel from growth due to acquisitions and store openings in the state of Texas.

Results of Operations

The following table summarizes our historical results of operations by reporting segment. For more detailed information concerning the components of revenues and expenses by segment, please refer to Note 9 to our consolidated financial statements included in this report.

	Three months ended
	March 31,
	2005	2004
(Unaudited in thousands)
Total Revenues:
Agency segment	$47,713	$42,558
Insurance segment	76,073	54,504
Corporate	—	—
Eliminations	(36,688)	(24,881)

Total	$87,098	$72,181

Total Expenses:
Agency segment	$39,523	$34,467
Insurance segment	70,885	50,621
Corporate	943	217
Eliminations	(36,688)	(24,881)

Total	$74,663	$60,424

Pretax Income:
Agency segment	$8,190	$8,091
Insurance segment	5,188	3,883
Corporate	(943)	(217)

Total	$12,435	$11,757

Comparison of the Three Months Ended March 31, 2005 to March 31, 2004

Consolidated. Total revenues for the three months ended March 31, 2005 were $87.1 million, an increase of $14.9 million, or 20.7%, as compared to total revenues of $72.2 million for the same period in 2004.

Total expenses for the three months ended March 31, 2005 were $74.7 million, an increase of $14.2 million, or 23.6%, as compared to total expenses of $60.4 million for the same period in 2004.

Pretax net income increased approximately $678,000, or 5.8%, to $12.4 million for the three months ended March 31, 2005 from $11.8 million for the same period in 2004. This increase is due to our increase in revenues of $14.9 million or 20.7% for the three months ended March 31, 2005, offset by an increase in expenses of $14.2 million, or 23.6%. The increase in revenues is due to an increase in the retention of gross premiums written, partially offset by a decrease in commissions due to consolidation. The increase in expenses was, primarily, due to an increase in our loss and loss adjustment and policy and acquisition expenses due to the increased retention of gross premiums and new general and administrative expenses due to our initial public offering and increased litigation costs.

Income tax expense for the three months ended March 31, 2005 was $4.4 million, or an effective rate of 35.4%, as compared to income tax expense of $4.2 million, or an effective rate of 35.8% for the same period in 2004. The decrease in our effective rate is primarily related to an increased amount of tax-exempt interest from our insurance companies’ investment portfolios. We invested a large portion of the proceeds from our initial public offering and the cash generated by our insurance companies in tax-exempt securities to reduce our effective tax rate.

For the three months ended March 31, 2005, minority interest, net of income taxes, was $33,000 as compared to $95,000 for the same period in 2004, as a result of a decrease in net income in our Florida underwriting agency.

Agency segment. Total revenues for the three months ended March 31, 2005 were $47.7 million, an increase of $5.2 million, or 12.1%, as compared to total revenues of $42.6 million for the same period in 2004. Revenues for the three months ended March 31, 2005 and 2004 were generated primarily through commissions, policy fees and claims processing fees, as follows:

	Three months ended
	March 31,
	2005	2004
	(Unaudited in millions)
Commissions	$29.3	$25.4
Policy and other fees	10.9	10.9
Claims processing fees	7.5	6.2

Total	$47.7	$42.5

Commissions for the three months ended March 31, 2005 were $29.3 million, an increase of $3.8 million, or 15.1%, as compared to commissions of $25.4 million for the same period in 2004. We earned commissions in both our underwriting agencies and retail agencies. Commissions for our underwriting agencies, which include both provisional and profit-sharing commissions, for the three months ended March 31, 2005 were $26.6 million, an increase of $3.0 million, or 12.5%, as compared to $23.6 million for the same period in 2004.

Provisional commissions for our underwriting agencies for the three months ended March 31, 2005 were $23.8 million, an increase of $2.1 million, or 9.9%, as compared to $21.6 million for the same period in 2004. The increase in provisional commissions was principally due to an increase in the average commission rate, which increased to 27.0% in the first quarter of 2005 from 23.6% in the same period of the prior year, partially offset by a decrease in Total Controlled Premium produced by our underwriting agencies.

Profit sharing commissions for our underwriting agencies for the three months ended March 31, 2005 were $2.8 million, an increase of $809,000, or 40.7%, as compared to $2.0 million for the same period in 2004. The increase in profit sharing commissions was principally a result of favorable loss ratio development for business produced by our underwriting agencies as compared to loss ratios recorded as of the beginning of the period.

Commissions related to our retail agencies’ sales of unaffiliated insurance companies’ products were $2.7 million for the three months ended March 31, 2005, an increase of $943,000, or 52.9%, as compared to $1.8 million for the same period in 2004, primarily due to the acquisition of Fed USA in December 2004. The Fed USA acquisition added 24 owned and 42 franchise retail store locations which service the Florida market.

Policy and other fees for the three months ended March 31, 2005 were $10.9 million, a decrease of $67,000 as compared to $10.9 million for the same period in 2004. The comparability between periods was principally due to an increase in our retention rate, which resulted in an increase in the deferral, as well as our decreased premium volume in our Florida underwriting agency.

Claims processing fees for the three months ended March 31, 2005 were $7.5 million, an increase of $1.3 million, or 20.8%, as compared to $6.2 million for the same period of 2004. The increase in claims fees was principally due to the increase in the average rate paid to us and recognized for claims fees to 10.6% in the first quarter of 2005, as compared to 8.8% in the first quarter of 2004. The increase in the average rate for claims fees is primarily due to contractual changes where our payment of allocated loss adjustment expenses is included in all our claims administration contracts starting in 2004, where previously our payment of allocated loss adjustment expenses was only in some of our contracts.

Total expenses for the three months ended March 31, 2005 were $39.5 million, an increase of $5.1 million, or 14.7%, as compared to total expenses of $34.5 million for the same period in 2004.

•	Policy acquisition expenses, comprised solely of commission expenses in our agency segment, for the three months ended March 31, 2005 were $7.5 million, a decrease of $495,000, or 6.2%, as compared to $8.0 million for the same period in 2004, principally due to the decrease in premiums written and partially offset by an increase in average commission rate to 15.9% from 14.9% during the prior year. The increase in average commission rate was primarily caused by a higher proportion of our premiums written in markets where we pay higher commission rates.

•	Employee compensation and benefit expenses for the three months ended March 31, 2005 were $16.6 million, an increase of $1.9 million, or 13.3%, as compared to $14.7 million for the same period in 2004. The increase in employee compensation and benefit expenses was principally due to increased headcount to 1,222 for the three months ended March 31, 2005 as compared to 1,103 for the same period in 2004, principally related to the Fed USA acquisition, which added 97 employees.

•	Depreciation and amortization expenses for the three months ended March 31, 2005 were $1.0 million, an increase of $145,000, or 16.4%, as compared to $884,000 for the same period in 2004. The increases in depreciation and amortization expenses were principally due to increases in software and hardware purchases as well as the acceleration of amortization and depreciation of certain software assets to match their estimated remaining lives, in anticipation of replacing these systems with a new operating system in the second half of 2005.

•	Operating expenses for the three months ended March 31, 2005 were $14.3 million, an increase of $3.5 million, or 31.8%, as compared to $10.9 million for the same period of 2004. The increase in operating expenses was principally due to increased payments of allocated loss adjustment expenses of $1.4 million as well as increases in front fees and premium taxes of $500,000. The increase in allocated loss adjustment expense payments is a result of changes in contractual terms where our payment of allocated loss adjustment expenses in included in all of our claims administration contracts starting in 2004, where previously our payment of allocated loss adjustment expenses was only included in some of our contracts. In addition, advertising expenditures increased $1.0 million over the prior period principally due to continued expansion of our retail branding and professional fees increases $400,000 over the prior periods due to increased audit fees.

Pretax income for the three months ended March 31, 2005 was $8.2 million, an increase of $99,000, or 1.2%, as compared to pretax income of $8.1 million for the same period in 2004. The pretax margin for the three months ended March 31, 2005 was 17.2%, a decrease from the 19.0% pre-tax margin recorded in the same period in 2004.

Insurance company segment. Total revenues for the three months ended March 31, 2005 were $76.1 million, an increase of $21.6 million, or 39.6%, as compared to total revenues of $54.5 million for the same period in 2004. The increase in total revenues was principally due to our continued increased retention of gross premiums written by our insurance companies. Following our initial public offering in July 2004 and the issuance of trust preferred securities in December 2004, we were able to increase retention amounts at July 2004 and, again, at January 2005. We retained approximately 92.0% of our Total Controlled Premium for the three months ended March 31, 2005, as compared to 39.0% in the same period in 2004.

Net investment income for the three months ended March 31, 2005 was $1.2 million, an increase of $1.0 million from net investment income of $209,000 for the same period in 2004. The increase is primarily due to the increase in the size of our investment portfolio due to the capital contributions into our insurance subsidiaries after our initial public offering and the issuance of trust preferred securities, as well as increased cash flow resulting from the increased retention of gross premiums written. Net realized capital gains for the three months ended March 31, 2005 were zero compared to net realized capital losses of $18,000 for the same period in 2004.

Loss and loss adjustment expenses for the three months ended March 31, 2005, were $44.6 million compared to $31.7 million for the same period in 2004. Our loss and loss adjustment expense ratio for the three months ended March 31, 2005 was 59.5%, as compared to 58.4% in the same period in 2004. The increase in loss and loss adjustment expenses was due to our increased retention of gross premiums written as previously discussed.

Policy acquisition and operating expenses for the three months ended March 31, 2005 were $26.3 million, and increase of $7.4 million, or 39.2% compared to $18.9 million for the same period in 2004. The increase in policy acquisition and operating expenses was due to our increased retention of gross premiums written as previously discussed. Our expense ratio for the three months ended March 31, 2005 was 35.2%, as compared to 34.8% for the same period in 2004.

Pretax income for the three months ended March 31, 2005 was $5.2 million, an increase of $1.3 million, or 33.6%, as compared to $3.9 million for the same period in 2004. The increase in pretax income was principally a result of the increased retention of the business being retained starting January 1, 2004 and increasing at July 2004 and January 2005 as previously discussed. Our combined ratio for the three months ended March 31, 2005 was 94.7%, as compared to 93.2% for the same period in 2004.

Corporate and other segment. Operating expense for the three months ended March 31, 2005 was $364,000 as compared to zero for the same period in 2004. Operating expenses include investor relations costs, directors and officers insurance as well as directors fees and travel expenses. Prior to our initial public offering in July of 2004, we did not incur these expenses. Interest expense for the three months ended March 31, 2005 was $579,000, as compared to interest expense of $217,000 for the same period in 2004. The interest expense is primarily related to our $30.9 million note payable, which was issued in December 2004 following our private placement of $30.0 million of trust preferred securities.

Liquidity and Capital Resources

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries, including our insurance company subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of March 31, 2005, we had $1.5 million of cash and invested assets at the holding company level and $4.9 million of cash and invested assets at our non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. An extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding December 31 or the insurance company’s net income for the 12-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurance company’s remaining surplus after payment of a dividend or other distribution to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. In 2005, our insurance companies may pay up to $13.6 million in ordinary dividends without prior regulatory approval, although we do not anticipate that our insurance company subsidiaries will pay dividends in the foreseeable future because we intend to reduce our reinsurance purchases and seek stronger financial strength ratings for our insurance company subsidiaries, both of which will require that the statutory surplus of our insurance company subsidiaries be increased.

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At March 31, 2005, the capital ratios of both of our insurance companies substantially exceeded the risk-based capital requirements. As of March 31, 2005, the capital ratios of both of our insurance companies exceeded the highest level for regulatory action under the risk-based capital guidelines.

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

Net cash provided by operating activities was $10.9 million for the three months ended March 31, 2005, as compared to net cash provided by operating activities of $12.8 million for the same period in 2004. The change in the operating cash flow is principally due to the increased cash flow as a result of our increased retention of written premiums. This increase was offset by the decrease in cash flow as a result of the increased fiduciary and restricted cash balance due to the timing of the settlements on these accounts.

Net cash used in investing activities was $4.4 million for the three months ended March 31, 2005, as compared to net cash used in investing activities of $1.9 million for the same period in 2004. The increase in cash used in investing activities was primarily due to increases in bonds acquired by our insurance companies due to increased cash flow.

We invest our insurance portfolio funds in highly rated fixed income securities. Our portfolio is managed by an outside investment advisor on an active basis in compliance with investment policies provided by us. Information about our investment portfolio is as follows:

	As of
	March 31,	December 31,
($ in thousands)	2005	2004
Invested assets	$158,866	$159,661
Tax equivalent book yield	4.15%	4.03%
Average duration in years	3.7	3.8
Average S&P rating	AA+	AA+

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2005, as compared to net cash used in financing activities of $2.0 million for the same period in 2004. The decrease in cash used in financing activities was primarily related to payments made during the first quarter of 2004 on our note payable that we did not make in the first quarter of 2005.

We believe that existing cash and investment balances, as well as new cash flows generated from operations and available borrowings under our credit facility, will be adequate to meet our capital and liquidity needs during the 12-month period following the date of this report at both the holding company and insurance company levels. We do not currently know of any events that could cause a material increase or decrease in our long-term liquidity needs. If such events materialize, we will identify the source and develop and disclose our plan of action to remedy any deficiency.

Initial public offering. We completed our initial public offering of our common stock effective July 9, 2004. We issued 4,420,000 additional shares of our common stock and Vesta sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from Vesta. Our net proceeds from the offering were $65.3 million, after deducting our offering expenses. We contributed $64.3 million of the net proceeds to our insurance companies in order to increase their policyholders’ surplus.

Credit facility. On August 6, 2004, we entered into a senior secured credit facility with The Frost National Bank. Under this credit facility, the maximum amount available to us from time to time is $15.0 million, which may include up to $15.0 million under a two-year revolving line of credit, up to $10.0 million in five-year term loans and up to $10.0 million in five-year stand-by letters of credit. The borrowings under our credit facility will initially accrue interest at an annual rate of LIBOR plus 1.50% and we will pay letter of credit fees based on an initial annual rate of 0.75%. Our obligations under the facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of Affirmative Insurance Company. The facility contains certain financial covenants, which include combined ratio, risk-based capital requirement, fixed charge coverage ratio, consolidated net worth and consolidated net income requirements, and other restrictive covenants governing distributions and management changes. The proceeds are available to issue letters of credit securing our obligations under reinsurance agreements, to fund general working capital for our agency operations, capital surplus for our insurance companies and to finance acquisitions activities. During the three months ended March 31, 2005, we executed letters of credit under this credit facility of approximately $2.3 million to collateralize a loss corridor position with certain of our reinsurers. Total fees were approximately $13,000. As of March 31, 2005, there were no outstanding loan amounts due under our credit facility, and we are in compliance with all of our financial and other restrictive covenants.

Trust Preferred Securities. On December 21, 2004, our newly formed trust subsidiary completed a private placement of $30.0 million on 30 year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from the trust subsidiary and contributed $29.0 million to our insurance companies in order to increase their policyholders’ surplus. The note bears an initial interest rate of 7.545% until December 15, 2009, at which time the securities will adjust quarterly to the 90-day LIBOR rate plus 3.6 percentage points. As of March 31, 2005, the note balance was $30.9 million.

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance with respect to the meaning of other-than temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. In September 2004, the FASB issued a Staff Position, FSP EITF 03-1-1, delaying the effective date for the measurement and recognition guidance included in EITF 03-1, and also issued an exposure draft, FSP EITF 03-1a, which proposes guidance relating to debt securities that are impaired because of interest rate and/or sector spread increases. The delay in the effective date for the measurement and recognition guidance of EITF 03-1 did not suspend existing requirements for assessing whether investment impairments are other-than-temporary. We currently perform an analysis for impairment of investments on a quarterly basis. We do not anticipate that this will have a material impact on our financials, as our investment portfolio is primarily comprised of ‘A’ rated bonds.

In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), Share-Based Compensation, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123R is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 31, 2005. We anticipate adopting the provisions of SFAS 123R in January 2006. We are currently evaluating the requirements and the potential impact of SFAS 123R and have not yet determined if SFAS 123R will have a material impact on our future operations.

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

Interest rate risk. Our investment portfolio consists principally of investment-grade, fixed income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general the fair market value of a portfolio of fixed income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The fair value of our fixed income securities as of March 31, 2005 was $158.9 million. The effective duration of the portfolio as of March 31, 2005 was 3.7 years. Should the market interest rates increase 1.0%, our fixed income investment portfolio would be expected to decline in market value by 3.7%, or $5.8 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 3.7%, or $5.87 million, increase in the market value of our fixed income investment portfolio.

Credit risk. An additional exposure to our fixed income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment grade securities and limiting our exposure to a single issuer. As of March 31, 2005, our fixed income investments were invested in the following: U.S. Treasury securities — 3.3%, mortgage-backed securities — 10.2%, corporate securities — 15.0%, and tax-exempt securities – 71.4%. As of March 31, 2005, all of our fixed income securities were rated investment grade by nationally recognized statistical rating organizations.

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

At March 31, 2005, we had a total of $55.3 million of receivables from reinsurers, including $7.0 million net recoverable from Vesta Fire. Our reinsurance agreement with Vesta Fire allows us and Vesta Fire to offset amounts due to one another under the agreement. Vesta Fire is currently rated “B” (Fair) by A.M. Best. According to our reinsurance agreement, if Vesta Fire’s A.M. Best financial strength rating remained below “B+” we have the right to require Vesta Fire to provide a letter of credit or establish a trust account to collateralize the net amount due to us from Vesta Fire under the reinsurance agreement. On July 27, 2004, we notified Vesta to establish a trust account collateralizing the net amount due to us, due to the fact that Vesta Fire’s A.M. Best rating was below a “B+”. We have $10.3 million currently in a trust account and have notified Vesta to decrease the collateral held in this account to $7.0 million, which will fully collateralize the net amount due to us as of March 31, 2005.

As part of the terms of the acquisition of Affirmative Insurance Company and Insura, Vesta has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of March 31, 2005, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

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

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005 pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2005 our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

InsureOne’s former president, James Hallberg, is a defendant, along with eight former employees of InsureOne and two of Hallberg’s family trusts, in actions we brought in the Circuit Court of Cook County, Illinois in December 2003 and in the United States District Court for the Eastern District of Missouri in February 2004 to enforce non-compete and non-solicitation agreements entered into with those employees. Both courts entered interim orders prohibiting the defendants from hiring any employees of InsureOne or one of AIHI’s other underwriting agencies. The order expired in the Missouri action in November of 2004, but is still in effect in the Illinois action and prohibits all defendants, including Hallberg, from hiring any employees of InsureOne et al. until the conclusion of the trial of the Illinois action. The trial in the Illinois action is currently scheduled to begin in August of 2005. On May 17, 2004, the former president of InsureOne filed a counterclaim in the Illinois case seeking unspecified compensatory damages, specific performance, attorneys’ fees and court costs based on causes of action for breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty in connection with Vesta’s original acquisition of the InsureOne business in 2002, the claimant’s employment with InsureOne and our purchase of the 20% minority interest in InsureOne in 2003. InsureOne et al. filed a motion to dismiss these counterclaims, which was granted in part and denied in part. Hallberg subsequently filed amended counterclaims based on causes of action for breach of contract, fraud, and breach of fiduciary duty. InsureOne et al. have answered those counterclaims, and believe the counterclaims are without merit. We are vigorously contesting the counterclaims and are exercising all rights and remedies available to us. In the Missouri action, the parties filed a joint motion for voluntary dismissal which was granted by the Court without prejudice and provided for the right of each party to re-file.

On May 6, 2004, the former minority owners of our InsureOne retail agency, including InsureOne’s former president, in his capacity as trustee of one of his family trusts, filed a complaint in the United States District Court for the Northern District of Illinois alleging causes of action against us and three of our executive officers under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as causes of action for fraudulent misrepresentation, negligent misrepresentation and breach of fiduciary duty in connection with our purchase of the plaintiffs’ 20% minority interest in this retail agency in 2003. The plaintiffs sought damages equal to the difference between the amount paid for the 20% interest and the court’s determination of the value of this interest, plus attorneys’ fees and court costs. Defendants filed a motion to dismiss this case, which was granted by the Court on March 8, 2005. The Court’s March 8, 2005 Order dismissed all claims without prejudice and granted plaintiffs 20 days from the date of the order to attempt to replead their claims. On May 2, 2005, plaintiffs filed a motion to voluntarily dismiss this matter without prejudice, which was granted by the Court. Plaintiffs may still bring these claims in federal court at a later date, or alternatively, the plaintiffs may file the state law claims in state court. We believe these claims are without merit, and should the plaintiffs choose to refile them, we will vigorously contest the claims and exercise all rights and remedies available to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other information

None.

Item 6. Exhibits

a)	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

3.2	Amended and Restated Bylaws of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1 filed with the SEC on June 14, 2004, File No. 333-113793).

4.2	Form of Registration Rights Agreement between Affirmative Insurance Holdings, Inc. and Vesta Insurance Group, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.1	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 000-50795).

10.2	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 000-50795).

*10.3	Description of Non-Employee Director Compensation

*10.4	Quota Share Reinsurance Agreement between Old American County Mutual Fire Insurance Company and Affirmative Insurance Company dated as of January 1, 2005, for the business written through A-Affordable Managing General Agency, Inc.

*10.5	Quota Share Reinsurance Agreement between Old American County Mutual Fire Insurance Company and Affirmative Insurance Company dated as of January 1, 2005, for the business written through American Agencies General Agency, Inc

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: May 16, 2005

/s/ Timothy A. Bienek

By: Timothy A. Bienek
Executive Vice President and Chief Financial Officer
(and in his capacity as Principal Financial Officer)