Form 10-Q
period 2005-06-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2005-08-15
CIK 1282543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
to
Commission file number 000-50795
AFFIRMATIVE INSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2770432
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4450 Sojourn Drive, Suite 500
Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)
(972) 728-6300
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares outstanding of the registrant’s common stock,
$.01 par value, as of August 12, 2005
14,860,253

Affirmative Insurance Holdings, Inc.

Part I
Item 1. Financial Statements
Affirmative Insurance Holdings, Inc.
Consolidated Balance Sheets – (Unaudited)
June 30, 2005 and December 31, 2004

	June 30,	December 31,
(dollars in thousands, except share data)	2005	2004
Assets
Fixed maturities — available for sale, at fair value (amortized cost 2005: $162,653; 2004: $157,296)	$162,307	$157,666
Short-term investments	—	1,995

	162,307	159,661

Cash and cash equivalents	41,360	24,096
Fiduciary and restricted cash	24,470	16,267
Accrued investment income	2,098	1,979
Premiums and fees receivable (includes related parties - 2005: $20,130; 2004: $30,980)	114,345	107,411
Commissions receivable (includes related parties — 2005: $3,261; 2004: $5,136)	9,964	11,890
Receivable from reinsurers (includes related parties — 2005: $14,815; 2004: $28,873)	46,048	75,403
Deferred acquisition costs	27,796	19,118
Receivable from affiliates	3	310
Deferred tax asset	7,568	6,637
Federal income tax receivable	180	—
Property and equipment, net	7,349	6,485
Goodwill	68,530	67,430
Other intangible assets, net	17,976	18,361
Other assets	6,684	5,872

Total assets	$536,678	$520,920

Liabilities and Stockholders’ Equity
Liabilities
Reserves for losses and loss adjustment expenses (includes related parties — 2005: $23,679; 2004: $23,037)	113,068	93,030
Unearned premium (includes related parties — 2005: $13,430; 2004: $16,921)	112,242	90,695
Amounts due reinsurers (includes related parties — 2005: $4,565; 2004: $9,640)	15,187	43,167
Deferred revenue	27,948	24,478
Federal income taxes payable	—	7,526
Notes payable	56,702	30,928
Consideration due for acquisitions	1,056	1,098
Other liabilities	20,064	24,692

Total liabilities	346,267	315,614

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 14,860,253 and 16,838,519 shares outstanding at June 30, 2005 and December 31, 2004, respectively	169	168
Additional paid-in capital	152,049	151,752
Treasury stock, at cost; 2,000,000 and 0 shares at June 30, 2005 and December 31, 2004, respectively	(28,000)	—
Accumulated other comprehensive (loss) income	(226)	251
Retained earnings	66,419	53,135

Total stockholders’ equity	190,411	205,306

Total liabilities and stockholders’ equity	$536,678	$520,920

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Operations – (Unaudited)
Three and Six Months Ended June 30, 2005 and 2004

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2005	2004	2005	2004
Revenues
Net premiums earned	$77,441	$43,738	$145,377	$90,948

Commission income (includes related parties — three months, 2005: $310; 2004: $138; six months, 2005: $121; 2004: $787)	3,633	8,276	7,441	19,200
Fee income	13,563	13,826	27,191	27,317
Claims processing fees	2,794	1,009	3,260	1,355
Net investment income	1,353	363	2,610	590
Realized gains (losses)	3	(3)	6	(20)

Total revenues	98,787	67,209	185,885	139,390

Expenses
Losses and loss adjustment expenses	51,217	28,149	95,784	59,857
Policy acquisition expenses	13,666	13,620	28,169	26,273
Employee compensation and benefits	13,584	10,230	22,943	20,909
Depreciation and amortization	993	961	2,022	1,845
Operating expenses	8,791	4,821	13,417	9,104
Interest expense	796	174	1,375	391

Total expenses	89,047	57,955	163,710	118,379

Net income before income taxes, minority interest and equity interest in unconsolidated subsidiaries	9,740	9,254	22,175	21,011

Income tax expense	3,452	3,311	7,858	7,518
Minority interest, net of income taxes	326	212	359	307
Equity interest in unconsolidated subsidiaries, net of income taxes	—	250	—	423

Net income	$5,962	$5,481	$13,958	$12,763

Net income per common share — Basic	$0.37	$0.47	$0.84	$1.10

Net income per common share — Diluted	$0.36	$0.47	$0.83	$1.09

Weighted average shares outstanding
Basic	16,218,769	11,671,883	16,530,619	11,627,149
Diluted	16,434,410	11,770,892	16,774,473	11,735,771

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — (Unaudited)
Six Months Ended June 30, 2005 and 2004

							Accumulated
				Additional			Other	Total
	Common Stock			Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Warrants	Capital	Earnings	Stock	Income (Loss)	Equity
	(dollars in thousands, except share data)
Balance, December 31, 2003	11,557,215	$116	$157	$84,074	$29,039		$(9)	$113,377

Comprehensive income:
Net income					12,763			12,763
Other comprehensive loss							(675)	(675)

Total comprehensive income								12,088
Issuance of common stock	114,668	1	(157)	1,156				1,000

Balance, June 30, 2004	11,671,883	$117	$—	$85,230	$41,802	$—	$(684)	$126,465

Balance, December 31, 2004	16,838,519	$168	$—	$151,752	$53,135	$—	$251	$205,306

Comprehensive income:
Net income					13,958			13,958
Other comprehensive loss							(477)	(477)

Total comprehensive income								13,481
Purchase of treasury stock	(2,000,000)					(28,000)		(28,000)
Dividends					(674)			(674)
Initial public offering costs				(22)				(22)
Equity based compensation	21,734	1		319				320

Balance, June 30, 2005	14,860,253	$169	$—	$152,049	$66,419	$(28,000)	$(226)	$190,411

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Cash Flows – (Unaudited)
Six Months Ended June 30, 2005 and 2004

	Six months ended
	June 30,
	2005	2004
	(dollars in thousands)
Cash flows from operating activities
Net income	$13,958	$12,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,022	1,845
Undistributed equity in unconsolidated subsidiaries	—	423
Equity based compensation	73	—
Realized (gains) losses	(6)	20
Amortization of discount on investment	1,274	—
Changes in assets and liabilities:
Fiduciary and restricted cash	(8,203)	(2,971)
Premiums, fees and commissions receivable	(5,008)	(47,383)
Reserves for loss and loss expenses	20,038	28,907
Amounts due reinsurers	1,375	9,140
Receivable from affiliates	307	(438)
Deferred revenue	3,470	5,525
Unearned premiums	21,547	14,659
Deferred acquisition costs	(8,678)	1,811
Federal income taxes payable	(7,526)	5,570
Other	(4,067)	9,825

Net cash provided by operating activities	30,576	39,696

Cash flows from investing activities
Proceeds from the sale of bonds	3,170	4,278
Cost of bonds acquired	(8,506)	(12,491)
Purchases of property and equipment	(2,507)	(1,840)
Net cash paid for acquisitions	(1,142)	(1,946)

Net cash used in investing activities	(8,985)	(11,999)

Cash flows from financing activities
Principal payments under capital lease obligation	—	(341)
Proceeds from borrowings	24,369	—
Repayments of borrowings	—	(4,195)
Proceeds from issuance of common stock	—	927
Initial public offering costs	(22)	—
Acquisition of treasury stock	(28,000)	—
Dividends paid	(674)	—

Net cash used in financing activities	(4,327)	(3,609)

Net increase in cash and cash equivalents	17,264	24,088

Cash and cash equivalents, beginning of period	24,096	15,358

Cash and cash equivalents, end of period	$41,360	$39,446

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
1.	General

Affirmative Insurance Holdings, Inc., (“we”, “us”, “our”) is an insurance holding company and is engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in highly targeted geographic areas. Our subsidiaries include two insurance companies, four underwriting agencies, five retail agencies with 183 owned and 46 franchise retail store locations as of June 30, 2005. As of the date of this filing, we offer our products and services in 12 states, including Texas, Illinois, California and Florida. We were formerly known as Instant Insurance Holdings, Inc., and we incorporated in Delaware on June 25, 1998.

As a result of a series of transactions commencing on December 21, 2000, Vesta Insurance Group, Inc. and its subsidiaries (“Vesta”) owned approximately 98.1% of our issued and outstanding common stock at June 30, 2004, which were acquired from former stockholders and the purchase of new common stock directly from us.

We completed our initial public offering of our common stock effective July 9, 2004. We issued 4,420,000 additional shares of our common stock and Vesta sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14.00 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from Vesta. On June 1, 2005, we purchased 2,000,000 of our shares of common stock from Vesta at a price of $14.00 per share. As of June 30, 2005, Vesta beneficially owned approximately 35.1% of our outstanding common stock.

On June 14, 2005, Vesta entered into a Stock Purchase Agreement with New Affirmative LLC (“New Affirmative”), related to the sale of 5,218,228 shares of our common stock. New Affirmative is owned equally between J.C. Flowers I LP and Delaware Street Capital Master Fund, LP, who currently owns a combined total of 2,642,699 shares of our common stock, or 17.8%. This transaction is subject to customary closing conditions and regulatory approval by the Illinois Department of Financial and Professional Regulation — Division of Insurance and other required filings. If this transaction is approved and closed, New Affirmative will own approximately 52.9% of our outstanding common stock.

2.	Summary of Significant Accounting Policies

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

The interim financial data as of June 30, 2005 and 2004 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

Treasury Stock

We record treasury stock purchases under the cost method, whereby the entire costs of the acquired stock is recorded as treasury stock. Upon reissuance, the cost of treasury shares held is reduced by the average purchase price per share of the aggregate treasury shares held.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation –– Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. We have elected to continue to apply APB Opinion No. 25 (“APB 25”) Accounting for Stock Issued to Employees and related interpretations in accounting for stock options.

The following table illustrates the effect on our net income and net income per share if we had applied SFAS 123 to stock-based compensation (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$5,962	$5,481	$13,958	$12,763
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related income taxes	(193)	(24)	(385)	(46)

Net income, pro forma	$5,769	$5,457	$13,573	$12,717

Basic earnings per share — as reported	$0.37	$0.47	$0.84	$1.10
Basic earnings per share — pro forma	$0.36	$0.47	$0.82	$1.09

Diluted earnings per share — as reported	$0.36	$0.47	$0.83	$1.09
Diluted earnings per share — pro forma	$0.35	$0.46	$0.81	$1.08
Recently Issued Accounting Standards
In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance with respect to the meaning of other-than temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. In September 2004, the FASB issued a Staff Position, FSP EITF 03-1-1, delaying the effective date for the measurement and recognition guidance included in EITF 03-1, and also issued an exposure draft, FSP EITF 03-1a, which proposes guidance relating to debt securities that are impaired because of interest rate and/or sector spread increases. The delay in the effective date for the measurement and recognition guidance of EITF 03-1 did not suspend existing requirements for assessing whether investment impairments are other-than-temporary. We do not anticipate that this will have a material impact on our financial statements, as we believe that the parameters we have established for our investment portfolio mitigates, to a significant extent, impairments due to credit exposure.
In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), Share-Based Compensation, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date, as defined in SFAS 123R, fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123R is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 31, 2005. We anticipate adopting the provisions of SFAS 123R in January 2006. We are currently evaluating the requirements and the potential impact of SFAS 123R and have not yet determined if SFAS 123R will have a material impact on our future Statements of Operation.
3.	Reinsurance

The effect of reinsurance on premiums written and earned is as follows (dollars in thousands):

	Three months ended		Three months ended
	June 30, 2005		June 30, 2004
	Written	Earned	Written	Earned
Direct	$39,277	$45,622	$41,237	$37,792
Assumed — affiliate	11,481	12,686	22,514	35,717
Assumed — non affiliate	23,443	23,638	2,795	1,980
Ceded — affiliate	(162)	(301)	(2,765)	(14,476)
Ceded — non affiliate	(1,350)	(4,204)	(21,804)	(17,275)

	$72,689	$77,441	$41,977	$43,738

	Six months ended		Six months ended
	June 30, 2005		June 30, 2004
	Written	Earned	Written	Earned
Direct	$94,445	$90,633	$92,849	$70,531
Assumed — affiliate	22,798	26,289	44,906	60,428
Assumed — non affiliate	62,060	40,832	8,547	684
Ceded — affiliate	(162)	(610)	(3,024)	(15,646)
Ceded — non affiliate	(2,342)	(11,767)	(55,020)	(25,049)

	$176,799	$145,377	$88,258	$90,948

The amount of unpaid loss and loss adjustment expenses and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations are as follows (dollars in thousands):

	As of June 30,	As of December 31,
	2005	2004
Affiliate
Loss and loss adjustment expense	$19,864	$23,815
Unearned premiums	192	656

Total	$20,056	$24,471

Non affiliate
Loss and loss adjustment expense	$14,944	$18,087
Unearned premiums	4,121	13,530

Total	$19,065	$31,617

For the three and six months ended, June 30, 2005, we have ceded $4.4 million and $11.2 million of paid losses and $1.5 million and $5.0 million of incurred losses to various reinsurers, respectively. For the three and six months ended June 30, 2004, we have ceded 9.2 million and $20.7 million of paid losses and $14.5 and $23.4 million of incurred losses to various reinsurers, respectively.
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
Effective May 1, 2004, we entered into a quota share reinsurance agreement with an unaffiliated reinsurer to cede 25% of the business written through our Florida underwriting agency. This contract continues in force until terminated by us or our reinsurer at any April 30 with not less than 90 days prior notice. Effective May 1, 2005, we amended this agreement and will continue ceding 25% of the business written through our Florida underwriting agency to the unaffiliated reinsurer at substantially the same terms and conditions. The reinsurance under this agreement is provided by Folksamerica, which is rated “A” by A.M. Best.
During the six months ended June 30, 2005, we executed letters of credit under our credit facility of approximately $2.3 million to collateralize a loss corridor position with certain of our reinsurers, all of which were still outstanding as of June 30, 2005. See Note 7.
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
On August 8, 2005, we were served a copy of Plaintiff’s Second Amended Complaint, which adds a cause of action for fraud and deceit against all defendants, and a cause of action for negligent misrepresentation against Hawaiian and SCJ Insurance Services.
Affirmative Insurance Company, our wholly-owned subsidiary, is a party to a 100% quota share reinsurance agreement with Hawaiian and is sharing in the defense of this matter. Hawaiian is ultimately a wholly-owned subsidiary of Vesta Insurance Group, Inc. which beneficially owned approximately 35.1% of our outstanding common stock at June 30, 2005. The other named defendants, SCJ Insurance Services, Prompt Insurance Services, Paul Ruelas, and Anthony David Medina, are unaffiliated persons to Affirmative.
This matter is currently proceeding through pre-trial discovery and depositions of pertinent witnesses in preparation for a February 6, 2006 trial date. Mediation was held on June 16, 2005, but concluded with no settlement. On July 20, 2005 and pursuant to Section 998 of the California Code of Civil Procedure, Hawaiian offered to resolve this matter (see Note 11 for further detail). Hawaiian and the other defendants thereto believe these allegations are without merit and are vigorously contesting the claims brought by the plaintiffs and exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain. At June 30, 2005, we recorded $500,010 loss reserve for this matter.
4.	Related Party Transactions

We provide various services for Vesta and its subsidiaries, including underwriting, premium processing, and claims processing. For the three and six months ended June 30, the accompanying unaudited consolidated statements of operations reflect these services as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Commission income	$310	$138	$121	$787

In addition, we have presented, in the accompanying consolidated balance sheets, the following amounts related to contracts with Vesta and its subsidiaries (dollars in thousands):

	June 30,	December 31,
	2005	2004
Assets
Premiums and fees receivable	$20,130	$30,980
Commissions receivable	3,261	5,136
Receivable from reinsurer	14,815	28,873
Receivable from affiliates	3	310

	$38,209	$65,299

Liabilities
Loss and loss adjustment expense	$23,679	$23,037
Unearned premium	13,430	16,921
Amounts due reinsurers	4,565	9,640

	$41,674	$49,598

As part of the terms of the acquisition of Affirmative Insurance Company and Insura Property and Casualty Insurance Company from Vesta, Vesta has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of June 30, 2005, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.
5.	Notes Payable

On June 1, 2005, our newly formed trust subsidiary, Affirmative Insurance Holdings Statutory Trust II (“Trust Subsidiary II”), completed a private placement of $25.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $25.0 million from Trust Subsidiary II and the net proceeds from this borrowing, along with cash from operations, were used to purchase the 2.0 million shares of our common stock as discussed in Note 8. The trust preferred securities, which can be redeemed in whole or in part by the issuer after five years, bear an initial interest rate of 7.792% until June 15, 2010, at which time they will adjust quarterly to the 90-day LIBOR rate plus 355 basis points.

6.	Commitments and Contingencies

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

The former president of InsureOne, a wholly-owned subsidiary, James Hallberg, is a defendant, along with eight former employees of InsureOne and two of Hallberg’s family trusts, in actions we brought in the Circuit Court of Cook County, Illinois in December 2003 and in the United States District Court for the Eastern District of Missouri in February 2004 to enforce non-compete and non-solicitation agreements entered into with those employees. Both courts entered interim orders prohibiting all defendants, including Hallberg, from hiring any employees of InsureOne or one of our other underwriting agencies. The order expired in the Missouri action in November of 2004, but is still in effect in the Illinois action until the conclusion of the trial of the Illinois action, which began August 9, 2005. On May 17, 2004, the former president of InsureOne filed a counterclaim in the Illinois case seeking unspecified compensatory damages, specific performance, attorneys’ fees and court costs based on causes of action for breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty in connection with Vesta’s original acquisition of the InsureOne business in 2002, the claimant’s employment with InsureOne and our purchase of the 20% minority interest in InsureOne in 2003. We filed a motion to dismiss these counterclaims, which was granted in part and denied in part. Hallberg subsequently filed amended counterclaims based on causes of action for breach of contract, fraud, and breach of fiduciary duty, which were most recently amended on July 12, 2005. The Hallberg family trusts have also asserted a single counterclaim that alleges fraud and breach of fiduciary duty in relation to the purchase of that same 20% minority interest in InsureOne in 2003. This claim had previously been brought by the Hallberg family trusts in the United States District Court for the Northern District of Illinois pursuant to Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Hallberg family trusts voluntarily dismissed that federal action, after the court had granted our motion to dismiss, in order to assert their claim in the Illinois state court litigation as a counterclaim. We have answered those counterclaims, and believe the counterclaims are without merit. We are vigorously contesting the counterclaims and are exercising all rights and remedies available to us. In the Missouri action, the parties filed a joint motion for voluntary dismissal which was granted by the Court without prejudice and provided for the right of each party to re-file.

On May 6, 2004, the former minority owners of our InsureOne retail agency, including InsureOne’s former president in his capacity as trustee of one of his family trusts, filed a complaint in the United States District Court for the Northern District of Illinois alleging causes of action against us and three of our executive officers under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as causes of action for fraudulent misrepresentation, negligent misrepresentation and breach of fiduciary duty in connection with our purchase of the plaintiffs’ 20% minority interest in this retail agency in 2003. The plaintiffs sought damages equal to the difference between the amount paid for the 20% interest and the court’s determination of the value of this interest, plus attorneys’ fees and court costs. Defendants filed a motion to dismiss this case, that was granted by the Court on March 8, 2005. The Court’s March 8, 2005 Order dismissed all claims without prejudice and granted plaintiffs 20 days from the date of the order to attempt to replead their claims. On May 2, 2005, plaintiffs filed a motion to voluntarily dismiss this matter without prejudice, which was granted by the Court. As indicated above, two of the Hallberg family trusts have now brought this claim as a counterclaim in the Illinois state action. Thus, the only current action pending is the action in the Illinois state court.

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

On August 8, 2005, we were served a copy of Plaintiff’s Second Amended Complaint, which adds a cause of action for fraud and deceit against all defendants, and a cause of action for negligent misrepresentation against Hawaiian and SCJ Insurance Services.

Affirmative Insurance Company, a wholly-owned subsidiary, is a party to a 100% quota share reinsurance agreement with Hawaiian and is sharing in the defense of this matter. Hawaiian is ultimately a wholly-owned subsidiary of Vesta, which beneficially owned approximately 35.1% of our outstanding common stock at June 30, 2005. The other named defendants SCJ Insurance Services, Prompt Insurance Services, Paul Ruelas, and Anthony David Medina are unaffiliated persons to Affirmative.

This matter is currently proceeding through pre-trial discovery and depositions of pertinent witnesses in preparation for a February 6, 2006 trial date. Mediation was held on June 16, 2005, but concluded with no settlement. On July 20, 2005 and pursuant to Section 998 of the California Code of Civil Procedure, Hawaiian offered to resolve this matter (see Note 11 for further detail). Hawaiian and the other defendants thereto believe these allegations are without merit and are vigorously contesting the claims brought by the plaintiffs and exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain.

On May 10, 2005, Instant Auto Insurance Agency of Texas, Inc., now known as A-Affordable Insurance Agency, Inc. (“A-Affordable”), was named as a defendant in an action in the Chancery Court of Cook County, Illinois for breach of contract and an accounting (record review) brought in connection with an Asset Purchase and Sale Agreement between the former and current owners of certain assets of A-Affordable. The defendant’s motion to dismiss for improper venue is on file with the Court, as is the plaintiffs’ motion to withdraw as counsel. In an August 11, 2005 preliminary hearing, the Court determined that the plaintiffs’ motion to withdraw would be heard on August 29, 2005 at a pre-calendared status conference. The Court indicated that it would allow the plaintiffs between 2-4 weeks to obtain replacement counsel, and if they fail to do so by the deadline, the Court would consider dismissing the case. If the plaintiffs hire replacement counsel, it is projected that the Court will make a ruling on the defendant’s motion to dismiss for improper venue by mid-to-late October. If the defendant’s motion to dismiss for improper venue is successful, the case will be dismissed, but the Plaintiffs will be entitled to re-file the case in Texas. No substantive proceedings have occurred in the case. We believe that the allegations are without merit and are vigorously contesting the claims brought by the plaintiffs and exercising all available rights and remedies against them, including the filing of a counterclaim; however, the ultimate outcome of this matter is uncertain.

7.	Credit Facility

On August 6, 2004, we entered into a senior secured credit facility with The Frost National Bank. Under this credit facility, the maximum amount available to us from time to time is $15.0 million, which may include up to $15.0 million under a two-year revolving line of credit, up to $10.0 million in five-year term loans and up to $10.0 million in five-year stand-by letters of credit. The borrowings under our credit facility will accrue interest based on the 90-day LIBOR rate plus 150 basis points and we will pay letter of credit fees based on an annual rate of 75 basis points. Our obligations under the facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of Affirmative Insurance Company. The facility contains certain financial covenants, which include combined ratio, risk-based capital requirement, fixed charge coverage ratio, consolidated net worth and consolidated net income requirements and other restrictive covenants governing distributions and management changes. The proceeds are available to issue letters of credit securing our obligations under reinsurance agreements, to fund general working capital for our agency operations, capital surplus for our insurance companies and to finance acquisition activities. During the six months ended June 30, 2005, we executed letters of credit under this credit facility of approximately $2.3 million to collateralize a loss corridor position with certain of our reinsurers, all of which were still outstanding as of June 30, 2005. Total fees were approximately $13,000. As of June 30, 2005, there were no outstanding loan amounts due under our credit facility, and we are in compliance with all of our financial covenants.

Our Credit Agreement requires us to provide the bank with written notification and documents related to certain events. As of June 30, 2005, we were not in compliance with these covenants which thereby created technical defaults under the Credit Agreement. On August 12, 2005 we entered into a First Amendment to Credit Agreement and Waiver of Defaults to the credit facility which amended and waived certain notice requirements of the Credit Agreement and waived all existing defaults and all events of default related to written notice requirements related to certain acquisitions of business in December 2004 and January, February, and July 2005, the repurchase of shares in June of 2005, and the issuance of trust preferred securities in December of 2004 and June of 2005.

8.	Stockholders’ Equity

In January 2005, we issued 6,734 shares of restricted common stock to certain members of our Board of Directors, in lieu of cash as their annual retainer. In February and May 2005, we issued 7,500 shares of restricted common stock to certain members of our Board of Directors for compensation related to services performed. We recorded prepaid expense for these grants of approximately $319,000 at the date of the grant and are amortizing the amount to compensation expense over the service period. Total compensation expense recorded for the three and six months ended June 30, 2005 was approximately $50,000 and $73,000, respectively.

On June 1, 2005, we purchased 2,000,000 million shares of treasury stock from Vesta for $14.00 per share. We recorded the purchase at cost. The purchase was funded with the proceeds from our new trust preferred securities, as discussed in Note 5, and with cash from operations.

9.	Earnings per Share

The provisions of SFAS No. 128 (“SFAS 128”) Earnings per Share require presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128 is presented below:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(dollars in thousands, except number of
	shares and per share amounts)
Three months ended June 30, 2005
Basic Earnings per Share
Net Income	$5,962	16,218,769	$0.37

Diluted Earnings per Share
Net Income	$5,962	16,218,769	$0.37
Effect of Dilutive Securities	—	215,641	(0.01)

	$5,962	16,434,410	$0.36

Three months ended June 30, 2004
Basic Earnings per Share
Net Income	$5,481	11,671,883	$0.47

Diluted Earnings per Share
Net Income	$5,481	11,671,883	$0.47
Effect of Dilutive Securities	—	99,009	—

	$5,481	11,770,892	$0.47

Six months ended June 30, 2005
Basic Earnings per Share
Net Income	$13,958	16,530,619	$0.84

Diluted Earnings per Share
Net Income	$13,958	16,530,619	$0.84
Effect of Dilutive Securities	—	243,854	(0.01)

	$13,958	16,774,473	$0.83

Six months ended June 30, 2004
Basic Earnings per Share
Net Income	$12,763	11,627,149	$1.10

Diluted Earnings per Share
Net Income	$12,763	11,627,149	$1.10
Effect of Dilutive Securities	—	108,622	(0.01)

	$12,763	11,735,771	$1.09

10. Segment Information
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
We have reflected the requirements of SFAS 131 for the three and six months ended June 30, 2005 and 2004 in the following tables for our three operating segments: agency segment, insurance segment, and corporate segment.
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

	Agency	Insurance	Corporate		Affirmative
Three months ended June 30, 2005	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
Revenues:
Net premiums earned	$—	$77,441	$—	$—	$77,441
Commission income	22,351	—	—	(18,718)	3,633
Fee income	10,906	6,319	—	(3,662)	13,563
Claims processing fees	8,075	—	—	(5,281)	2,794
Investment income	45	1,308	—	—	1,353
Realized gains	3	—	—	—	3

Total revenues	41,380	85,068	—	(27,661)	98,787
Expenses:
Losses and loss adjustment expenses incurred	—	51,217	—	—	51,217
Policy acquisition expenses	5,872	27,474	—	(19,680)	13,666
Employee compensation and benefits	15,716	207	—	(2,339)	13,584
Depreciation and amortization	987	6	—	—	993
Operating expenses	12,737	1,187	509	(5,642)	8,791
Interest expense	—	—	796	—	796

Total expenses	35,312	80,091	1,305	(27,661)	89,047
Net income (loss) before income taxes, minority interest and equity interest	6,068	4,977	(1,305)	—	9,740
Income tax expense (benefit)	2,150	1,764	(462)	—	3,452
Minority interest, net of tax	326	—	—	—	326

Net income (loss)	$3,592	$3,213	$(843)	$—	$5,962

Total assets	$141,415	$391,930	$3,333	$—	$536,678

	Agency	Insurance	Corporate		Affirmative
Three months ended June 30, 2004	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
Revenues:
Net premiums earned	$—	$43,738	$—	$—	$43,738
Commission income	21,956	—	—	(13,680)	8,276
Fee income	11,244	7,114	—	(4,532)	13,826
Claims processing fees	7,128	—	—	(6,119)	1,009
Investment income	17	346	—	—	363
Realized gains (losses)	—	(3)	—	—	(3)

Total revenues	40,345	51,195	—	(24,331)	67,209
Expenses:
Losses and loss adjustment expenses incurred	—	28,149	—	—	28,149
Policy acquisition expenses	6,355	19,494	—	(12,229)	13,620
Employee compensation and benefits	14,289	—	—	(4,059)	10,230
Depreciation and amortization	961	—	—	—	961
Operating expenses	12,361	503	—	(8,043)	4,821
Interest expense	—	—	174	—	174

Total expenses	33,966	48,146	174	(24,331)	57,955
Net income (loss) before income taxes, minority interest and equity interest	6,379	3,049	(174)	—	9,254
Income tax expense (benefit)	2,282	1,091	(62)	—	3,311
Minority interest, net of tax	212	—	—	—	212
Equity interest in unconsolidated subsidiaries, net of tax	—	—	250	—	250

Net income (loss)	$3,885	$1,958	$(362)	$—	$5,481

Total assets	$151,006	$267,950	$2,984	$—	$421,940

	Agency	Insurance	Corporate		Affirmative
Six months ended June 30, 2005	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
Revenues:
Net premiums earned	$—	$145,377	$—	$—	$145,377
Commission income	51,649	—	—	(44,208)	7,441
Fee income	21,753	13,245	—	(7,807)	27,191
Claims processing fees	15,594	—	—	(12,334)	3,260
Investment income	91	2,519	—	—	2,610
Realized gains	6	—	—	—	6

Total revenues	89,093	161,141	—	(64,349)	185,885
Expenses:
Losses and loss adjustment expenses incurred	—	95,784	—	—	95,784
Policy acquisition expenses	13,412	52,632		(37,875)	28,169
Employee compensation and benefits	32,328	354	—	(9,739)	22,943
Depreciation and amortization	2,016	6	—	—	2,022
Operating expenses	27,079	2,200	873	(16,735)	13,417
Interest expense	—	—	1,375	—	1,375

Total expenses	74,835	150,976	2,248	(64,349)	163,710
Net income (loss) before income taxes, minority interest and equity interest	14,258	10,165	(2,248)	—	22,175
Income tax expense (benefit)	5,052	3,603	(797)	—	7,858
Minority interest, net of tax	359	—	—	—	359

Net income (loss)	$8,847	$6,562	$(1,451)	$—	$13,958

Total assets	$141,415	$391,930	$3,333	$—	$536,678

	Agency	Insurance	Corporate		Affirmative
Six months ended June 30, 2004	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
Revenues:
Net premiums earned	$—	$90,948	$—	$—	$90,948
Commission income	47,356		—	(28,156)	19,200
Fee income	22,158	14,217	—	(9,058)	27,317
Claims processing fees	13,353	—	—	(11,998)	1,355
Investment income	35	555	—	—	590
Realized gains (losses)	1	(21)	—	—	(20)

Total revenues	82,903	105,699	—	(49,212)	139,390
Expenses:
Losses and loss adjustment expenses incurred	—	59,857	—	—	59,857
Policy acquisition expenses	14,390	37,520		(25,637)	26,273
Employee compensation and benefits	28,956	—	—	(8,047)	20,909
Depreciation and amortization	1,845	—	—	—	1,845
Operating expenses	23,242	1,390	—	(15,528)	9,104
Interest expense	—	—	391	—	391

Total expenses	68,433	98,767	391	(49,212)	118,379
Net income (loss) before income taxes, minority interest and equity interest	14,470	6,932	(391)	—	21,011
Income tax expense (benefit)	5,177	2,481	(140)	—	7,518
Minority interest, net of tax	307	—	—	—	307
Equity interest in unconsolidated subsidiaries, net of tax	—	—	423	—	423

Net income (loss)	$8,986	$4,451	$(674)	$—	$12,763

Total assets	$151,006	$267,950	$2,984	$—	$421,940

11. Subsequent Events
On July 19, 2005, we completed the acquisition of the assets of an underwriting agency operating in the state of Michigan. We paid $600,000 at closing, assumed certain liabilities for processing claims and providing customer service for the existing business. In addition, we may pay up to an additional $1.3 million, if certain performance criteria are met.
On July 18, 2005 we entered into change of control agreements with key executive officers, George M. Daly, Senior Vice President of Retail; David L. Scruggs, Senior Vice President of Operations; Wilson A. Wheeler, Senior Vice President of Claims; David B. Snyder, Senior Vice President, General Counsel and Secretary; Scott K. Billings, Senior Vice President, Chief Accounting Officer and Treasurer; Chad M. Emmerich, Senior Vice President of Human Resources; and Emil G. Sommerlad, Senior Vice President and Chief Information Officer. These agreements provide these individuals the right to receive certain benefits, including base salary, should certain events of termination, as defined, occur as a result of a change in control, as defined.
Also on July 18, 2005, we issued 40,000 shares of restricted stock to Timothy A. Bienek, Executive Vice President and Chief Financial Officer, which vest over three years. We will record prepaid expense for these grants of approximately $697,000 in the third quarter of 2005 and will amortize the amount to compensation expense over the service period, or three years.
With regard to the Hawaiian litigation matter referenced in Notes 3 and 6, on July 20, 2005 and pursuant to Section 998 of the California Code of Civil Procedure, Hawaiian offered to resolve the matter in favor of Plaintiff for the sum of $1,000,010 with both parties to bear their own fees and costs of suit. Such offer, if not accepted within thirty days after service or prior to commencement of trial, whichever occurs first, shall be deemed withdrawn and cannot be given in evidence upon trial, if such matter is ultimately tried. Further, if Plaintiff rejects this offer and fails to obtain a more favorable judgment, then Plaintiff cannot recover statutory costs and must pay Hawaiian’s costs in accordance with the provisions of Section 998. Pursuant to the terms of our quota share arrangement with Hawaiian, $500,010 has been recorded at June 30, 2005 by us as loss reserves attributed to this matter.

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
Overview
We are an insurance holding company engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in highly targeted geographic areas. Our subsidiaries include two insurance companies, four underwriting agencies and five retail agencies with 183 owned and 46 franchise retail store locations. As of the date of this filing, we offer our products and services in 12 states, including Texas, Illinois, California and Florida.
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
The following table displays our Total Controlled Premium by distribution channel for the three and six months ended June 30, 2005 and 2004:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited in thousands)		(Unaudited in thousands)
Our underwriting agencies:
Our retail stores	$24,330	$27,457	$65,344	$65,043
Independent agencies	35,879	41,476	82,945	95,412
Unaffiliated underwriting agencies	16,368	27,913	41,643	55,191

Total	$76,577	$96,846	$189,932	$215,646

Total Controlled Premium for the three months ended June 30, 2005 was $76.6 million, a decrease of $20.3 million, or 20.9%, as compared to $96.8 million for the same period in 2004. In our Retail distribution channel, total controlled premium decreased $3.1 million, or 11.4%, to $24.3 million in the second quarter of 2005, as compared to $27.5 million for the same period in 2004, principally due to decreases in our Midwest and Texas retail operations as a result of increased advertising competition, partially offset by production in our Florida operation, which was acquired in December 2004. Total controlled premium from our Independent Agency distribution channel decreased $5.6 million, or 13.5%, to $35.9 million, from $41.5 for the same period in 2004 primarily due to decreases in our Florida underwriting agency as a result of heightened competition and a planned reduction in the amount of business that we write in Miami–Dade County. Total controlled premium from unaffiliated underwriting agencies decreased by $11.5 million, or 41.4%, to $16.4 million in the second quarter of 2005, from $27.9 million in the second quarter of 2004, primarily due to continued run-off of our program in California, as well as run-off programs in Alabama and Georgia. The unaffiliated underwriting agency we contract with in Alabama and Georgia received regulatory approval for licensing of their insurance company from these states and is transitioning policies to their insurance company.

Total Controlled Premium for the six months ended June 30, 2005 was $189.9 million, a decrease of $25.7 million, or 11.9%, as compared to $215.6 million for the same period in 2004. In our Retail distribution channel, first half 2005 total controlled premium was up slightly to $65.3 million compared, an increase of $301,000, or 0.5%, to $65.0 million for the first half of 2004, primarily due to increases in Texas and Florida, due to our acquisitions of retail stores in these markets, partially offset by decreases in our Midwest operations which were negatively impacted by increased advertising competition. In our Independent Agency distribution channel, total controlled premium decreased $12.5 million, or 13.1%, to $82.9 million compared to $95.4 million for the same period in 2004, due to decreases in our Florida underwriting agency as a result of heightened competition and a planned reduction in the amount of business that we write in Miami –Dade County. Total controlled premium from unaffiliated underwriting agencies decreased by $13.5 million, or 24.5%, to $41.6 million compared to $55.2 million for the same period last year, primarily due to run-off of programs in California, Alabama and Georgia.
Results of Operations
The following table summarizes our historical results of operations by reporting segment. For more detailed information concerning the components of revenues and expenses by segment, please refer to Note 10 to our consolidated financial statements included in this report.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
(Unaudited in thousands)
Total Revenues:
Agency segment	$41,380	$40,345	$89,093	$82,903
Insurance segment	85,068	51,195	161,141	105,699
Corporate	—	—	—	—
Eliminations	(27,661)	(24,331)	(64,349)	(49,212)

Total	$98,787	$67,209	$185,885	$139,390

Total Expenses:
Agency segment	$35,312	$33,966	$74,835	$68,433
Insurance segment	80,091	48,146	150,976	98,767
Corporate	1,305	174	2,248	391
Eliminations	(27,661)	(24,331)	(64,349)	(49,212)

Total	$89,047	$57,955	$163,710	$118,379

Pretax Income:
Agency segment	$6,068	$6,379	$14,258	$14,470
Insurance segment	4,977	3,049	10,165	6,932
Corporate	(1,305)	(174)	(2,248)	(391)

Total	$9,740	$9,254	$22,175	$21,011

Comparison of the Three Months Ended June 30, 2005 to June 30, 2004
Consolidated. Total revenues for the three months ended June 30, 2005 were $98.8 million, an increase of $31.6 million, or 47.0%, as compared to total revenues of $67.2 million for the same period in 2004. The increase in revenues was due to an increase in the retention of gross premiums written, partially offset by a decrease in commissions due to consolidation.
Total expenses for the three months ended June 30, 2005 were $89.0 million, an increase of $31.1 million, or 53.6%, as compared to total expenses of $58.0 million for the same period in 2004. The increase in expenses was primarily due to an increase in our loss and loss adjustment and policy and acquisition expenses due to the increased retention of gross premiums, increases in general and administrative expenses following our initial public offering and increased professional fees.

Pretax income for the three months ended June 30, 2005 was $9.7 million, and increase of $486,000, or 5.3%, as compared to $9.3 million for the same period in 2004.
Income tax expense for the three months ended June 30, 2005 was $3.5 million, or an effective rate of 35.4%, or an increase of $141,000, or 4.3%, as compared to income tax expense of $3.3 million, or an effective rate of 35.8% for the same period in 2004. The decrease in our effective rate was primarily related to an increased amount of tax-exempt interest from our insurance companies’ investment portfolios. We invested a large portion of the proceeds from our initial public offering in July 2004 and the net proceeds from trust preferred securities issued in December 2004, as well as cash generated by our insurance companies in tax-exempt securities, which resulted in a reduction in our effective tax rate.
For the three months ended June 30, 2005, minority interest, net of income taxes, was $326,000, an increase of $114,000, or 53.8%, as compared to $212,000 for the same period in 2004, as a result of an increase in net income in our 73.0% owned Florida underwriting agency.
The loss in our equity interest in unconsolidated subsidiaries net of income taxes was zero as compared to $250,000 in the prior year. In the fourth quarter of 2004, we wrote-down the remainder of this investment to zero.
Agency segment. Total revenues for the three months ended June 30, 2005 were $41.4 million, an increase of $1.0 million, or 2.6%, as compared to total revenues of $40.3 for the same period in 2004. Revenues for the three months ended June 30, 2005 and 2004 were generated primarily through commissions, policy fees and claims processing fees, as follows:

	Three months ended
	June 30,
	2005	2004
	(Unaudited in millions)
Commissions	$22.4	$22.0
Policy and other fees	10.9	11.2
Claims processing fees	8.1	7.1

Total	$41.4	$40.3

Commissions for the three months ended June 30, 2005 were $22.4 million, an increase of $395,000, or 1.8%, as compared to commissions of $22.0 million for the same period in 2004. We earned commissions in both our underwriting agencies and retail agencies. Commissions for our underwriting agencies, which include both provisional and profit sharing commissions, for the three months ended June 30, 2005 were $19.7 million, a decrease of $588,000, or 2.9%, as compared to $20.3 for the same period in 2004.
Provisional commissions for our underwriting agencies for the three months ended June 30, 2005 were $15.8 million, a decrease of $1.7 million, or 9.9%, as compared to $17.6 million for the same period in 2004. The decrease in provisional commissions was principally due to a decrease in Total Controlled Premium produced by our underwriting agencies, partially offset by an increase in average commission rate, which increased to 26.3% in the second quarter of 2005 from 25.5% in the same period of the prior year.
Profit sharing commissions for our underwriting agencies for the three months ended June 30, 2005 were $3.8 million, an increase of $1.2 million, or 43.1%, as compared to $2.7 million for the same period in 2004. Profit sharing commissions are a result of favorable loss ratio development for business produced by our underwriting agencies as compared to loss ratios recorded as of the beginning of the period. The increase in profit sharing commission for the three months ended June 30, 2005 as compared to the same period in the prior year was the result of more favorable loss ratio development in the current period.
Commissions related to our retail agencies’ sales of unaffiliated insurance companies’ products were $2.7 million, an increase of $983,000, or 57.7%, for the three months ended June 30, 2005, as compared to $1.7 million for the same period in 2004. The increase was primarily due to the acquisition of Fed USA in December 2004.

Policy and other fees for the three months ended June 30, 2005 were $10.9 million, a decrease of $338,000, or 3.0%, as compared to $11.2 million for the same period in 2004. The decrease in policy and other fees was primarily due to a decrease in premium volume in our agencies.
Claims processing fees for the three months ended June 30, 2005 were $8.1 million, an increase of $947,000, or 13.3%, as compared to $7.1 million for the same period in 2004. Claims processing fees are paid to us based on a contractual rate relative to the amount of gross premiums earned on business that underwriting agencies produce. The increase in claims fees was principally due to the increase in the average rate paid to us and recognized for claims fees to 11.4% in the second quarter of 2005, as compared to 9.6% in the second quarter of 2004. The increase in the average rate for claims fees is primarily due to contractual changes where our payment of allocated loss adjustment expenses is included in all of our claims administration contracts starting in 2004, where previously our payment of allocated loss adjustment expenses was only in some of our contracts.
Total expenses for the three months ended June 30, 2005 were $35.3 million, an increase of $1.3 million, or 4.0%, as compared to total expenses of $34.0 million for the same period in 2004.
•	Policy acquisition expenses, comprised solely of commission expenses in our agency segment, for the three months ended June 30, 2005 were $5.9 million, a decrease of $483,000, or 7.6%, as compared to $6.4 million for the same period in 2004. The decrease was principally due to the decrease in Total Controlled Premium partially offset by an increase in average commission rate to 16.4% from 15.3% during the prior year. The increase in average commission rate was primarily caused by a higher proportion of our premiums written in markets where we pay higher commission rates.
•	Employee compensation and benefit expenses for the three months ended June 30, 2005 were $15.7 million, an increase of $1.4 million, or 10.0%, as compared to $14.3 million for the same period in 2004. The increase in employee compensation and benefit expenses was principally due to the increased headcount to 1,202 for the three months ended June 30, 2005 as compared to 1,137 for the same period in 2004, principally related to the December 2004 Fed USA acquisition, which added 89 employees, offset by natural attrition.
•	Depreciation and amortization expenses for the three months ended June 30, 2005 were $987,000, an increase of $26,000, or 2.7%, as compared to $961,000 for the same period in 2004. The increases in depreciation and amortization expenses were principally due to increases in software and hardware purchases as well as the acceleration of amortization and depreciation of certain software assets to match their estimated remaining lives, in anticipation of replacing these systems with a new operating system in the second half of 2005.
•	Operating expenses for the three months ended June 30, 2005 were $12.7 million, an increase of $376,000, or 3.0%, as compared to $12.4 million for the same period of 2004. The increase in operating expenses was principally due to increased payments of allocated loss adjustment expenses of $1.0 million. The increase in allocated loss adjustment expense payments was a result of changes in contractual terms where our payment of allocated loss adjustment expenses is included in all of our claims administration contracts starting in 2004, where previously our payment of allocated loss adjustment expenses was only included in some of our contracts. In addition, professional fees increased $603,000 over the prior period due to increased fees related to complying with the Sarbanes-Oxley Act and increased audit fees, as well as increased professional fees. These increases were offset by a decrease of $1.1million in licenses, taxes and fees and other expenses, which was primarily attributable to miscellaneous write-offs, reductions in bank service charges and other miscellaneous expenses.
Pretax income for the three months ended June 30, 2005 was $6.1 million, a decrease of $311,000, or 4.9%, as compared to pretax income of $6.4 million, for the same period in 2004. The pretax margin for the three months ended June 30, 2005 was 14.7%, as compared to 15.8% pretax margin recorded in the same period in 2004.
Insurance company segment. Total revenues for the three months ended June 30, 2005 were $85.1 million, an increase of $33.9 million, or 66.2%, as compared to total revenues of $51.2 million for the same period in 2004. The increase in total revenues was principally due to our continued increased retention of gross premiums written by our insurance companies. The increased capitalization of our insurance companies from the proceeds of our initial public offering in July 2004 and the issuance of trust preferred securities in December 2004, enabled us to increase retention amounts at July 2004 and, again, at January 2005. We retained approximately 94.9% of our Total Controlled Premium for the three months ended June 30, 2005, as compared to 43.3% in the same period in 2004.
Net premiums earned for the three months ended June 30, 2005 were $77.4 million, an increase of $33.7 million, or 77.1%, as compared to the same period in 2004. The increase in net premiums earned was the result of our increased retention of gross premiums written by our insurance companies. The increased capitalization of our insurance companies from the proceeds of our initial public offering in July 2004 and the issuance of trust preferred securities in December 2004, enabled us to increase retention amounts at July 2004 and, again, at January 2005.
Net investment income for the three months ended June 30, 2005 was $1.3 million, an increase of $962,000, or 278.0%, from net investment income of $346,000 for the same period in 2004. The increase was primarily due to the increase in the size of our investment portfolio due to the capital contributions into our insurance subsidiaries after our initial public offering and the issuance of trust preferred securities, as well as increased cash flow resulting from the increased retention of gross premiums written. Net realized capital gains for the three months ended June 30, 2005 were zero compared to net realized capital losses of $3,000 for the same period in 2004.
Loss and loss adjustment expenses for the three months ended June 30, 2005, were $51.2 million, an increase of $23.1 million, or 81.9%, compared to $28.1 million for the same period in 2004. Our loss and loss adjustment expense ratio for the three months ended June 30, 2005 was 61.1% as compared to 55.4% in the same period in 2004. The increase in loss and loss adjustment expenses was due to our increased retention of gross premiums written as previously discussed, and an increase in our loss and loss adjustment expense ratio, as well as an increase to loss reserves due to litigation matters discussed in Note 11. The loss and loss adjustment expense ratio for the three months ended June 30, 2005 was negatively impacted by changes in our distribution of net premiums earned by program and an unfavorable 0.8 percentage point impact as a result of the litigation matters.
Policy acquisition and operating expenses for the three months ended June 30, 2005 were $28.9 million, an increase of $8.9 million, or 44.4%, compared to $20.0 million for the same period in 2004. The increase in policy acquisition and operating expenses was due to our increased retention of gross premiums written as previously discussed. Our expense ratio for the three months ended June 30, 2005 was 34.5%, as compared to 39.3% for the same period in 2004. The expense ratio was favorably impacted by changes in our distribution of net premiums earned by program.
Pretax income for the three months ended June 30, 2005 was $5.0 million, an increase of $1.9 million, or 63.2%, as compared to $3.0 million for the same period in 2004. The increase in pretax income was principally a result of the increased retention of the business as previously discussed. Our combined ratio for the three months ended June 30, 2005 was 95.6%, as compared to 94.7% for the same period in 2004.
Corporate and other segment. Operating expense for the three months ended June 30, 2005 was $509,000 an increase of $509,000 as compared to zero for the same period in 2004. Operating expenses include investor relations costs, directors and officers insurance as well as directors’ fees and travel expenses. Prior to our initial public offering in July of 2004, we did not incur these expenses. Interest expense for the three months ended June 30, 2005 was $796,000, an increase of $622,000, or 357.5%, as compared to interest expense of $174,000 for the same period in 2004. The current period interest expense is primarily related to our $30.9 million note payable, which was issued in December 2004 following our private placement of $30.0 million of trust preferred securities and our $25.8 million note payable, which was issued June 2005 following our private placement of $25.0 million of trust preferred securities. Interest expense for the same period in the prior year was primarily related to a note payable associated with a prior acquisition, which was repaid in full in the third quarter of 2004.
Comparison of the Six Months Ended June 30, 2005 to June 30, 2004
Consolidated. Total revenues for the six months ended June 30, 2005 were $185.9 million, an increase of $46.5 million, or 33.4%, as compared to total revenues of $139.4 million for the same period in 2004. The increase in revenues is due to an increase in the retention of gross premiums written, partially offset by a decrease in commissions due to consolidation.
Total expenses for the six months ended June 30, 2005 were $163.7 million, an increase of $45.3 million, or 38.3%, as compared to total expenses of $118.4 million for the same period in 2004. The increase in expenses was primarily due to an increase in our loss and loss adjustment and policy and acquisition expenses due to the increased retention of gross premiums and increases in general and administrative expenses following our initial public offering and increased professional fees.

Pretax income was $22.2 million, an increase of $1.2 million, or 5.5%, compared to $21.0 million for the same period in 2004.
Income tax expense for the six months ended June 30, 2005 was $7.9 million, or an effective rate of 35.4%, or an increase of $340,000, or 4.5%, as compared to income tax expense of $7.5 million, or an effective rate of 35.8% for the same period in 2004. The decrease in our effective rate was primarily related to an increased amount of tax-exempt interest from our insurance companies’ investment portfolios. We invested a large portion of the proceeds from our initial public offering in July 2004 and the net proceeds from trust preferred securities issued in December 2004, as well as cash generated by our insurance companies in tax-exempt securities, which resulted in a reduction in our effective tax rate.
For the six months ended June 30, 2005, minority interest, net of income taxes, was $359,000, an increase of $52,000, or 16.9%, as compared to $307,000 for the same period in 2004, as a result of an increase in net income in our 73.5% owned Florida underwriting agency.
The loss in our equity interest in unconsolidated subsidiaries net of income taxes was zero as compared to $423,000 in the prior year. In the fourth quarter of 2004, we wrote-down the remainder of this investment to zero.
Agency segment. Total revenues for the six months ended June 30, 2005 were $89.1 million, an increase of $6.2 million, or 7.5%, as compared to total revenues of $82.9 million for the same period in 2004. Revenues for the six months ended June 30, 2005 and 2004 were generated primarily through commissions, policy fees and claims processing fees, as follows:

	Six months ended
	June 30,
	2005	2004
	(Unaudited in millions)
Commissions	$51.6	$47.4
Policy and other fees	21.8	22.2
Claims processing fees	15.6	13.3
Investment income	0.1	0.0

Total	$89.1	$82.9

Commissions for the six months ended June 30, 2005 were $51.6 million, an increase of $4.3 million, or 9.1%, as compared to commissions of $47.4 million for the same period in 2004. We earned commissions in both our underwriting agencies and retail agencies. Commissions for our underwriting agencies, which include both provisional and profit sharing commissions, for the six months ended June 30, 2005 were $46.2 million, an increase of $2.4 million, or 5.4%, as compared to $43.9 million for the same period in 2004.
Provisional commissions for our underwriting agencies for the six months ended June 30, 2005 were $39.6 million, an increase of $405,000, or 1.0%, as compared to $39.2 million for the same period in 2004. The increase in provisional commissions was principally due to an increase in the average commission rate, which increased to 26.7% in 2005 from 24.4% in the same period of the prior year, partially offset by a decrease in Total Controlled Premium produced by our underwriting agencies.
Profit sharing commissions for our underwriting agencies for the six months ended June 30, 2005 were $6.6 million, an increase of $2.0 million, or 42.1%, as compared to $4.7 million for the same period in 2004. Profit sharing commissions are a result of favorable loss ratio development for business produced by our underwriting agencies as compared to loss ratios recorded as of the beginning of the period. The increase in profit sharing commission for the six months ended June 30, 2005 as compared to the same period in the prior year was the result of more favorable loss ratio development in the current period.

Commissions related to our retail agencies’ sales of unaffiliated insurance companies’ products were $5.4 million, an increase of $1.9 million, or 55.3%, for the six months ended June 30, 2005, as compared to $3.5 million for the same period in 2004. The increase was primarily due to the acquisition of Fed USA in December 2004.
Policy and other fees for the six months ended June 30, 2005 were $21.8 million, a decrease of $405,000, or 1.8%, as compared to $22.2 million for the same period in 2004. The decrease in policy and other fees was primarily due to an increase in our retention rate, which resulted in an increase in revenue deferrals, as well as our decreased premium volume in our underwriting agencies.
Claims processing fees for the six months ended June 30, 2005 were $15.6 million, an increase of $2.2 million, or 16.8%, as compared to $13.3 million for the same period in 2004. Claims processing fees are paid to us based on a contractual rate relative to the amount of gross premiums earned on business that underwriting agencies produce. The increase in claims fees was principally due to the increase in the average rate paid to us and recognized for claims fees to 11.0% in 2005, as compared to 9.2% in 2004. The increase in the average rate for claims fees was primarily due to contractual changes where our payment of allocated loss adjustment expenses is included in all our claims administration contracts starting in 2004, where previously our payment of allocated loss adjustment expenses was only in some of our contracts.
Total expenses for the six months ended June 30, 2005 were $74.8 million, an increase of $6.4 million, or 9.4%, as compared to total expenses of $68.4 million for the same period in 2004.
•	Policy acquisition expenses, comprised solely of commission expenses in our agency segment, for the six months ended June 30, 2005 were $13.4 million, a decrease of $978,000, or 6.8%, as compared to $14.4 million for the same period in 2004. The decrease was principally due to the decrease in Total Controlled Premium and partially offset by an increase in average commission rate to 16.1% from 15.1% during the same period of the prior year. The increase in average commission rate was primarily caused by a higher proportion of our premiums written in markets where we pay higher commission rates.
•	Employee compensation and benefit expenses for the six months ended June 30, 2005 were $32.3 million, an increase of $3.4 million, or 11.6%, as compared to $29.0 million for the same period in 2004. The increase in employee compensation and benefit expenses was principally due to increased headcount to 1,202 at June 30, 2005 as compared to 1,137 for the same period in 2004, principally related to the December 2004 Fed USA acquisition, which added 89 employees, offset by natural attrition.
•	Depreciation and amortization expenses for the six months ended June 30, 2005 were $2.0 million, an increase of $171,000, or 9.3%, as compared to $1.8 million for the same period in 2004. The increases in depreciation and amortization expenses were principally due to increases in software and hardware purchases as well as the acceleration of amortization and depreciation of certain software assets to match their estimated remaining lives, in anticipation of replacing these systems with a new operating system in the second half of 2005.
•	Operating expenses for the six months ended June 30, 2005 were $27.1 million, an increase of $3.8 million, or 16.5%, as compared to $23.2 million for the same period in 2004. The increase in operating expenses was principally due to additional payments of allocated loss adjustment expenses of $2.4 million, as compared to the same period in the prior year. The increase in allocated loss adjustment expense payments is a result of changes in contractual terms where our payment of allocated loss adjustment expenses is included in all of our claims administration contracts starting in 2004, where previously our payment of allocated loss adjustment expenses was only included in some of our contracts. We also increased advertising expenditures $1.0 million over the same period in the prior year as we continued expansion of our retail branding. Professional fees increased $1.0 million over the same period in the prior year due to increased audit fees, fees associated with the Sarbanes-Oxley Act and increased professional fees. These increases were partially offset by a decrease of $1.2 million in licenses, taxes and fees and other expenses, which was primarily attributable to miscellaneous write-offs, reductions in bank service charges and other miscellaneous expenses.
Pretax income for the six months ended June 30, 2005 was $14.3 million, a decrease of $212,000, or 1.5%, as compared to pretax income of $14.5 million for the same period in 2004. The pretax margin for the six months ended June 30, 2005 was 16.0%, as compared to 17.5% pretax margin recorded in the same period in 2004.

Insurance company segment. Total revenues for the six months ended June 30, 2005 were $161.1 million, an increase of $55.4 million, or 52.5%, as compared to total revenues of $105.7 million for the same period in 2004. The increase in total revenues was principally due to our continued increased retention of gross premiums written by our insurance companies. The increased capitalization of our insurance companies from the proceeds of our initial public offering in July 2004 and the issuance of trust preferred securities in December 2004, enabled us to increase retention amounts at July 2004 and, again, at January 2005. We retained approximately 93.1% of our Total Controlled Premium for the six months ended June 30, 2005, as compared to 40.9% in the same period in 2004.
Net premiums earned for the six months ended June 30, 2005 were $145.4 million, an increase of $54.4 million, or 59.8%, as compared to the same period in 2004. The increase in net premiums earned was the result of our increased retention of gross premiums written by our insurance companies. The increased capitalization of our insurance companies from the proceeds of our initial public offering in July 2004 and the issuance of trust preferred securities in December 2004, enabled us to increase retention amounts at July 2004 and, again, at January 2005.
Net investment income for the six months ended June 30, 2005 was $2.5 million, an increase of $2.0 million, or 353.9%, from net investment income of $555,000 for the same period in 2004. The increase was primarily due to the increase in the size of our investment portfolio due to the capital contributions into our insurance subsidiaries after our initial public offering and the issuance of trust preferred securities, as well as increased cash flow resulting from the increased retention of gross premiums written. Net realized capital gains for the six months ended June 30, 2005 were zero compared to net realized capital losses of $21,000 for the same period in 2004.
Loss and loss adjustment expenses for the six months ended June 30, 2005, were $95.8 million, an increase of $35.9 million, or 60.0%, compared to $59.9 million for the same period in 2004. Our loss and loss adjustment expense ratio for the six months ended June 30, 2005 was 60.4% as compared to 56.9% in the same period in 2004. The increase in loss and loss adjustment expenses was due to our increased retention of gross premiums written as previously discussed, and an increase in our loss and loss adjustment expense ratio, as well as an increase to loss reserves due to litigation matters discussed in Note 11. The loss and loss adjustment expense ratio for the six months ended June 30, 2005 was negatively impacted by changes in our distribution of net premiums earned by program and an unfavorable 0.4 percentage point impact as a result of the litigation matters.
Policy acquisition and operating expenses for the six months ended June 30, 2005 were $55.2 million, an increase of $16.3 million, or 41.8%, compared to $38.9 million for the same period in 2004. The increase in policy acquisition and operating expenses was due to our increased retention of gross premiums written as previously discussed. Our expense ratio for the six months ended June 30, 2005 was 34.8%, as compared to 37.0% for the same period in 2004. The expense ratio was favorably impacted by changes in our distribution of net premiums earned by program.
Pretax income for the six months ended June 30, 2005 was $10.2 million, an increase of $3.2 million, or 46.6%, as compared to $6.9 million for the same period in 2004. The increase in pretax income was principally a result of the increased retention of the business as previously discussed. Our combined ratio for the six months ended June 30, 2005 was 95.2%, as compared to 93.9% for the same period in 2004.
Corporate and other segment. Operating expense for the six months ended June 30, 2005 was $873,000 compared to zero for the same period in 2004. Operating expenses include investor relations costs, directors and officers insurance as well as directors’ fees and travel expenses. Prior to our initial public offering in July of 2004, we did not incur these expenses. Interest expense for the six months ended June 30, 2005 was $1.4 million, an increase of $984,000, or 251.7%, as compared to interest expense of $391,000 for the same period in 2004. The current period interest expense is primarily related to our $56.7 million notes payable, which were issued in December 2004 and June 2005 following our private placement of $30.0 million and $25.0 million, respectively, of trust preferred securities. Interest expense for the same period in the prior year was primarily related to a note payable associated with a prior acquisition, which was repaid in full in the third quarter of 2004.
Liquidity and Capital Resources
Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries, including our insurance company subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of June 30, 2005, we had negative $700,000 of cash at the holding company level and $1.9 million of cash and cash equivalents at our non-insurance company subsidiaries.
State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. An extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding December 31 or the insurance company’s net income for the 12-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurance company’s remaining surplus after payment of a dividend or other distribution to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. In 2005, our insurance companies may pay up to $13.6 million in ordinary dividends without prior regulatory approval. On June 1, 2005, Affirmative Insurance Company, one of our subsidiaries, paid a $5.0 million dividend to us. We intend to maintain our current retention level of gross premiums written by our insurance companies and seek stronger financial strength ratings for our insurance company subsidiaries, however, our insurance companies may pay us dividends if we determine that their policyholders surplus is greater than is required based on the volume of business they write.
The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At June 30, 2005, the capital ratios of both of our insurance companies substantially exceeded the risk-based capital requirements. As of June 30, 2005, the capital ratios of both of our insurance companies exceeded the highest level for regulatory action under the risk-based capital guidelines.
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
Net cash provided by operating activities was $30.6 million for the six months ended June 30, 2005, as compared to net cash provided by operating activities of $39.7 million for the same period in 2004. The change in the operating cash flow was principally due to the increase in accounts payable and other accrued expenses of approximately $10.7 million in 2004, compared to a decrease of $3.9 million for the same period in 2005. In 2004, the increase in accounts payable and other accrued expenses were principally due to increases in agent commissions, premium tax accrual and miscellaneous increases due to timing differences of payments at June 30, 2004, which were all lower in 2005.
Net cash used in investing activities was $9.0 million for the six months ended June 30, 2005, as compared to net cash used in investing activities of $12.0 million for the same period in 2004. The decrease in cash used in investing activities was primarily due to the decrease in bonds acquired.
We invest our insurance portfolio funds in highly rated fixed income securities. Our portfolio is managed by an outside investment advisor in compliance with investment policies provided by us. Information about our investment portfolio is as follows:

	As of
	June 30,	December 31,
	2005	2004
($ in thousands)
Invested assets	$162,307	$159,661
Tax equivalent book yield	4.12%	4.03%
Average duration in years	4.0	3.8
Average S&P rating	AA+	AA+
Net cash used in financing activities was $4.3 million for the six months ended June 30, 2005, as compared to net cash used in financing activities of $3.6 million for the same period in 2004. The increase in cash used in financing activities was primarily related to the cash used of $28.0 million to purchase our treasury stock, offset by the $24.4 million received from the Trust Preferred Securities, net of fees, in June 2005, to fund this purchase. In addition, the remaining change was related to a principal payment on a note payable of $4.2 million in 2004 that did not occur in 2005.
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
Credit facility. On August 6, 2004, we entered into a senior secured credit facility with The Frost National Bank. Under this credit facility, the maximum amount available to us from time to time is $15.0 million, which may include up to $15.0 million under a two-year revolving line of credit, up to $10.0 million in five-year term loans and up to $10.0 million in five-year stand-by letters of credit. The borrowings under our credit facility will accrue interest based on the 90-day LIBOR rate plus 150 basis points and we will pay letter of credit fees based on an annual rate of 75 basis points. Our obligations under the facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of Affirmative Insurance Company. The facility contains certain financial covenants, which include combined ratio, risk-based capital requirement, fixed charge coverage ratio, consolidated net worth and consolidated net income requirements, and other restrictive covenants governing distributions and management changes. The proceeds are available to issue letters of credit securing our obligations under reinsurance agreements, to fund general working capital for our agency operations, capital surplus for our insurance companies and to finance acquisitions activities. During the six months ended June 30, 2005, we executed letters of credit under this credit facility of approximately $2.3 million to collateralize a loss corridor position with certain of our reinsurers, all of which were still outstanding as of June 30, 2005. Total fees were approximately $13,000. As of June 30, 2005, there were no outstanding loan amounts due under our credit facility, and we are in compliance with all of our financial covenants.
Our Credit Agreement requires us to provide the bank with written notification and documents related to certain events. As of June 30, 2005, we were not in compliance with these covenants which thereby created technical defaults under the Credit Agreement. On August 12, 2005 we entered into a First Amendment to Credit Agreement and Waiver of Defaults to the credit facility which amended and waived certain notice requirements of the Credit Agreement and waived all existing defaults and all events of default related to written notice requirements related to certain acquisitions of business in December 2004 and January, February, and July 2005, the repurchase of shares in June of 2005, and the issuance of trust preferred securities in December of 2004 and June of 2005.
Trust Preferred Securities. On December 21, 2004, our newly formed trust subsidiary, Affirmative Insurance Holdings Statutory Trust I (“Trust Subsidiary I”) completed a private placement of $30.0 million on 30 year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from Trust Subsidiary I and contributed $29.0 million to our insurance companies in order to increase their policyholders’ surplus. The note bears an initial interest rate of 7.545% until December 15, 2009, at which time the securities will adjust quarterly to the 90-day LIBOR rate plus 360 basis points. On June 1, 2005, our newly formed trust subsidiary, Affirmative Insurance Holdings Statutory Trust II (“Trust Subsidiary II”) completed a private placement of $25.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $25.0 million from Trust Subsidiary II and the net proceeds from this borrowing, along with cash from operations, were used to purchase 2,000,000 of our common shares from Vesta. The trust preferred securities, which can be redeemed in whole or in part by the issuer after five years, bear an initial interest rate of 7.792% until June 15, 2010, at which time they will adjust quarterly to the 90-day LIBOR rate plus 355 basis points. As of June 30, 2005, the aggregate balance on these notes was $56.7 million.
New Accounting Pronouncements
In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance with respect to the meaning of other-than temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. In September 2004, the FASB issued a Staff Position, FSP EITF 03-1-1, delaying the effective date for the measurement and recognition guidance included in EITF 03-1, and also issued an exposure draft, FSP EITF 03-1a, which proposes guidance relating to debt securities that are impaired because of interest rate and/or sector spread increases. The delay in the effective date for the measurement and recognition guidance of EITF 03-1 did not suspend existing requirements for assessing whether investment impairments are other-than-temporary. We currently perform an analysis for impairment of investments on a quarterly basis. We do not anticipate that this will have a material impact on our financial statements, as we believe that the parameters we have established for our investment portfolio mitigates, to a significant extent, impairments due to credit exposure.
In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), Share-Based Compensation, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date, as defined in SFAS 123R, fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123R is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 31, 2005. We anticipate adopting the provisions of SFAS 123R in January 2006. We are currently evaluating the requirements and the potential impact of SFAS 123R and have not yet determined if SFAS 123R will have a material impact on our future Statements of Operation.
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
Interest rate risk. Our investment portfolio consists of investment-grade, fixed income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general the fair market value of a portfolio of fixed income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The fair value of our fixed income securities as of June 30, 2005 was $162.3 million. The effective duration of the portfolio as of June 30, 2005 was 4.0 years. Should the market interest rates increase 1.0%, our fixed income investment portfolio would be expected to decline in market value by 4.0%, or $6.5 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 4.0%, or $6.5 million, increase in the market value of our fixed income investment portfolio.
Credit risk. An additional exposure to our fixed income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment grade securities and limiting our exposure to a single issuer. As of June 30, 2005, our fixed income investments were invested in the following: U.S. Treasury securities — 3.3%, mortgage-backed securities — 10.1%, corporate securities —14.9%, and tax-exempt securities — 71.7%. As of June 30, 2005, all of our fixed income securities were rated “A-” or better by nationally recognized statistical rating organizations. The average quality of our portfolio was “AA+” as of June 30, 2005.
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
At June 30, 2005, we had a total of $46.0 million of receivables from reinsurers, including $21.8 million gross recoverable from Vesta Fire. Vesta Fire is currently rated “B” (Fair) by A.M. Best. According to our reinsurance agreement, if Vesta Fire’s A.M. Best financial strength rating remained below “B+” we have the right to require Vesta Fire to provide a letter of credit or establish a trust account to collateralize the gross amount due to us from Vesta Fire under the reinsurance agreement. On July 27, 2004, we notified Vesta to establish a trust account collateralizing the amount due to us, due to the fact that Vesta Fire’s A.M. Best rating was below a “B+”. We have $10.8 million currently in a trust account of June 30, 2005 and have requested that Vesta provide additional collateral to fully collateralize the gross recoverable amount.
As part of the terms of the acquisition of Affirmative Insurance Company and Insura, Vesta has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of June 30, 2005, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.
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
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005 pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2005 our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the

SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
InsureOne’s, our wholly-owned subsidiary, former president, James Hallberg, is a defendant, along with eight former employees of InsureOne and two of Hallberg’s family trusts, in actions we brought in the Circuit Court of Cook County, Illinois in December 2003 and in the United States District Court for the Eastern District of Missouri in February 2004 to enforce non-compete and non-solicitation agreements entered into with those employees. Both courts entered interim orders prohibiting all defendants, including Hallberg, from hiring any employees of InsureOne or one of our other underwriting agencies. The order expired in the Missouri action in November of 2004, but is still in effect in the Illinois action until the conclusion of the trial of the Illinois action, which began August 9, 2005. On May 17, 2004, the former president of InsureOne filed a counterclaim in the Illinois case seeking unspecified compensatory damages, specific performance, attorneys’ fees and court costs based on causes of action for breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty in connection with Vesta’s original acquisition of the InsureOne business in 2002, the claimant’s employment with InsureOne and our purchase of the 20% minority interest in InsureOne in 2003. We filed a motion to dismiss these counterclaims, which was granted in part and denied in part. Hallberg subsequently filed amended counterclaims based on causes of action for breach of contract, fraud, and breach of fiduciary duty, which were most recently amended on July 12, 2005. The Hallberg family trusts have also asserted a single counterclaim that alleges fraud and breach of fiduciary duty in relation to the purchase of that same 20% minority interest in InsureOne in 2003. This claim had previously been brought by the Hallberg family trusts in the United States District Court for the Northern District of Illinois pursuant to Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Hallberg family trusts voluntarily dismissed that federal action, after the court had granted our motion to dismiss, in order to assert their claim in the Illinois state court litigation as a counterclaim. We have answered those counterclaims, and believe the counterclaims are without merit. We are vigorously contesting the counterclaims and are exercising all rights and remedies available to us. In the Missouri action, the parties filed a joint motion for voluntary dismissal which was granted by the Court without prejudice and provided for the right of each party to re-file.
On May 6, 2004, the former minority owners of our InsureOne retail agency, including InsureOne’s former president, in his capacity as trustee of one of his family trusts, filed a complaint in the United States District Court for the Northern District of Illinois alleging causes of action against us and three of our executive officers under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as causes of action for fraudulent misrepresentation, negligent misrepresentation and breach of fiduciary duty in connection with our purchase of the plaintiffs’ 20% minority interest in this retail agency in 2003. The plaintiffs sought damages equal to the difference between the amount paid for the 20% interest and the court’s determination of the value of this interest, plus attorneys’ fees and court costs. Defendants filed a motion to dismiss this case, which was granted by the Court on March 8, 2005. The Court’s March 8, 2005 Order dismissed all claims without prejudice and granted plaintiffs 20 days from the date of the order to attempt to replead their claims. On May 2, 2005, plaintiffs filed a motion to voluntarily dismiss this matter without prejudice, which was granted by the Court. As indicated above, two of the Hallberg family trusts have now brought this claim as a counterclaim in the Illinois state action. Thus, the only current action pending is the action in the Illinois state court. Plaintiffs may still bring these claims in federal court at a later date, or alternatively, the plaintiffs may file the state law claims in state court. We believe these claims are without merit, and should the plaintiffs choose to refile them, we will vigorously contest the claims and exercise all rights and remedies available to us.

On May 10, 2005, Instant Auto Insurance Agency of Texas, Inc., now known as A-Affordable Insurance Agency, Inc. (“A-Affordable”), was named as a defendant in an action in the Chancery Court of Cook County, Illinois for breach of contract and an accounting (record review) brought in connection with an Asset Purchase and Sale Agreement between the former and current owners of certain assets of A-Affordable. The defendant’s motion to dismiss for improper venue is on file with the Court, as is the plaintiffs’ motion to withdraw as counsel. In an August 11, 2005 preliminary hearing, the Court determined that the plaintiffs’ motion to withdraw would be heard on August 29, 2005 at a pre-calendared status conference. The Court indicated that it would allow the plaintiffs between 2-4 weeks to obtain replacement counsel, and if they fail to do so by the deadline, the Court would consider dismissing the case. If the plaintiffs hire replacement counsel, it is projected that the Court will make a ruling on the defendant’s motion to dismiss for improper venue by mid-to-late October. If the defendant’s motion to dismiss for improper venue is successful, the case will be dismissed, but the Plaintiffs will be entitled to re-file the case in Texas. No substantive proceedings have occurred in the case. We believe that the allegations are without merit and are vigorously contesting the claims brought by the Plaintiffs and exercising all available rights and remedies against them, including the filing of a counterclaim; however, the ultimate outcome of this matter is uncertain.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchase of shares of our common stock during the three months ended June 30, 2005:

	Total		Total Number of	Maximum Number
	Number of		Shares purchased as	of Shares that may
	Shares	Average	part of Publicly	yet be Purchased
	Purchased	Price Paid	Announced Plans of	under the Plans or
Period	(1)	Per Share	Programs	Programs
6/1/2005 - 6/1/2005	2,000,000	$14.00	2,000,000	—

(1)	Under a share repurchase program announced on May 19, 2005, we were authorized to repurchase up to $28.0 million of our common stock from Vesta.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders of Affirmative Insurance Holdings, Inc. was held on May 20, 2005. At that meeting, Lucius E. Burch, III, Thomas C. Davis, Thomas E. Mangold, Mark E. Pape, Suzanne T. Porter, Mark E. Watson, Jr., and Paul J. Zucconi were re-elected to the Company’s Board of Directors for one-year terms to expire at the annual meeting in 2006.
The following table gives a brief description of each matter voted upon at the above referenced annual meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and nonvotes.

Description of Matter	For	Against	Withheld	Abstentions	Nonvotes
1. Election of Directors:
Lucius E. Burch, III	16,299,725	n/a	66,666	n/a	n/a
Thomas C. Davis	16,299,725	n/a	66,666	n/a	n/a
Thomas E. Mangold	16,046,670	n/a	319,721	n/a	n/a
Mark E. Pape	16,355,991	n/a	10,400	n/a	n/a
Suzanne T. Porter	16,355,891	n/a	10,500	n/a	n/a
Mark E. Watson, Jr.	16,299,725	n/a	66,666	n/a	n/a
Paul J. Zucconi	16,355,991	n/a	10,400	n/a	n/a
2. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending 2005	16,364,791	1,600	n/a	n/a	n/a
Item 5. Other information
None.

Item 6. Exhibits
a) EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

3.2	Amended and Restated Bylaws of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1 filed with the SEC on June 14, 2004, File No. 333-113793).

4.2	Form of Registration Rights Agreement between Affirmative Insurance Holdings, Inc. and Vesta Insurance Group, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 22, 2005, File No. 000-50795). +

10.2	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 22, 2005, File No. 000-50795) ++

*10.3	First Amendment to Credit Agreement and Waiver of Defaults between Affirmative Insurance Holdings, Inc and the Frost National Bank dated August 12, 2005.

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Management contract, compensatory plan or arrangement

++	Management contract, compensatory plan or arrangement
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: August 15, 2005

/s/ Timothy A. Bienek

By: Timothy A. Bienek
Executive Vice President and Chief Financial Officer
(and in his capacity as Principal Financial Officer)