Form 10-Q
period 2005-09-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2005-11-14
CIK 1282543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
☐ Yes No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐ Yes No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares outstanding of the registrant’s common stock,
$.01 par value, as of November 11, 2005; 14,903,910

Affirmative Insurance Holdings, Inc.
Index

Part I
Item 1. Financial Statements
Affirmative Insurance Holdings, Inc.
Consolidated Balance Sheets — (Unaudited)
September 30, 2005 and December 31, 2004

	September 30,	December 31,
(dollars in thousands, except share data)	2005	2004

Assets
Fixed maturities — available for sale, at fair value (amortized cost 2005: $180,654; 2004: $157,296)	$178,776	$157,666
Short-term investments	480	1,995

	179,256	159,661

Cash and cash equivalents	45,099	24,096
Fiduciary and restricted cash	24,063	16,267
Accrued investment income	2,306	1,979
Premiums and fees receivable (includes related parties - 2004: $30,980)	126,143	107,411
Commissions receivable (includes related parties - 2004: $5,136)	7,925	11,890
Receivable from reinsurers (includes related parties - 2004: $28,873)	39,889	75,403
Deferred acquisition costs	26,757	19,118
Receivable from affiliates	—	310
Deferred tax asset	6,768	6,637
Property and equipment, net	7,496	6,485
Goodwill	69,614	67,430
Other intangible assets, net	18,096	18,361
Other assets	8,072	5,872

Total assets	$561,484	$520,920

Liabilities and Stockholders’ Equity
Liabilities
Reserves for losses and loss adjustment expenses (includes related parties - 2004: $23,037)	123,845	93,030
Unearned premium (includes related parties - 2004: $16,921)	106,995	90,695
Amounts due reinsurers (includes related parties - 2004: $9,640)	27,804	43,167
Deferred revenue	28,101	24,478
Federal income taxes payable	483	7,526
Notes payable	56,702	30,928
Consideration due for acquisitions	1,039	1,098
Other liabilities	20,685	24,692

Total liabilities	365,654	315,614

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 16,903,910 shares issued, 14,903,910 shares outstanding at September 30, 2005 and 16,838,519 shares issued and outstanding at December 31, 2004	169	168
Additional paid-in capital	152,773	151,752
Treasury stock, at cost; 2,000,000 shares at September 30, 2005	(28,000)	—
Accumulated other comprehensive (loss) income	(1,221)	251
Retained earnings	72,109	53,135

Total stockholders’ equity	195,830	205,306

Total liabilities and stockholders’ equity	$561,484	$520,920

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Operations — (Unaudited)
Three and Nine Months Ended September 30, 2005 and 2004

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2005	2004	2005	2004
Revenues
Net premiums earned	$77,544	$50,328	$222,921	$141,276
Commission income (includes related parties — three months, 2005: $473; 2004: $1,022; nine months, 2005: $594; 2004: $2,577)	2,791	6,850	10,232	26,050
Fee income	13,331	13,243	40,522	40,560
Claims processing fees	697	1,343	3,957	2,698
Net investment income	1,447	799	4,057	1,389
Realized gains (losses)	5	11	11	(9)

Total revenues	95,815	72,574	281,700	211,964

Expenses
Losses and loss adjustment expenses	46,347	35,468	142,131	95,325
Policy acquisition expenses	11,880	15,109	40,049	41,382
Employee compensation and benefits	15,909	7,193	38,852	28,102
Depreciation and amortization	912	1,166	2,934	3,011
Operating expenses	10,031	2,929	23,448	12,033
Interest expense	1,124	135	2,499	526

Total expenses	86,203	62,000	249,913	180,379

Net income before income taxes, minority interest and equity interest in unconsolidated subsidiaries	9,612	10,574	31,787	31,585

Income tax expense	3,408	4,150	11,266	11,668
Minority interest, net of income taxes	217	274	576	581
Equity interest in unconsolidated subsidiaries, net of income taxes	—	173	—	596

Net income	$5,987	$5,977	$19,945	$18,740

Net income per common share — Basic	$0.40	$0.38	$1.25	$1.43

Net income per common share — Diluted	$0.39	$0.37	$1.23	$1.42

Weighted average shares outstanding
Basic	14,893,310	15,931,171	15,978,852	13,072,295
Diluted	15,165,677	16,181,166	16,231,333	13,237,835

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — (Unaudited)
Nine Months Ended September 30, 2005 and 2004

							Accumulated
				Additional			Other	Total
	Common Stock Issued			Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Warrants	Capital	Earnings	Stock	Income (Loss)	Equity
	(dollars in thousands, except share data)
Balance, December 31, 2003	11,557,215	$116	$157	$84,074	$29,039		$(9)	$113,377

Comprehensive income:
Net income					18,740			18,740
Other comprehensive loss							459	459

Total comprehensive income								19,199
Issuance of common stock	5,278,505	52	(157)	67,715				67,610

Balance, September 30, 2004	16,835,720	$168	$—	$151,789	$47,779	$—	$450	$200,186

Balance, December 31, 2004	16,838,519	$168	$—	$151,752	$53,135	$—	$251	$205,306

Comprehensive income:
Net income					19,945			19,945
Other comprehensive loss							(1,472)	(1,472)

Total comprehensive income								18,473
Purchase of treasury stock						(28,000)		(28,000)
Dividends ($.02 per share)					(971)			(971)
Issuance of common stock, net				6				6
Equity based compensation	65,391	1		1,015				1,016

Balance, September 30, 2005	16,903,910	$169	$—	$152,773	$72,109	$(28,000)	$(1,221)	$195,830

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Cash Flows — (Unaudited)
Nine Months Ended September 30, 2005 and 2004

	Nine months ended
	September 30,
	2005	2004
	(dollars in thousands)
Cash flows from operating activities
Net income	$19,945	$18,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,934	3,011
Undistributed equity in unconsolidated subsidiaries	—	596
Equity based compensation	165	—
Realized (gains) losses	(11)	9
Amortization of discount on investment	1,920	—
Changes in assets and liabilities:
Fiduciary and restricted cash	(7,796)	(8,522)
Premiums, fees and commissions receivable	(14,767)	(55,382)
Reserves for loss and loss expenses	30,815	45,363
Amounts due to / from reinsurers	20,151	13,032
Receivable from affiliates	310	(194)
Deferred revenue	3,623	7,734
Unearned premiums	16,300	24,499
Deferred acquisition costs	(7,639)	(3,504)
Federal income taxes payable	(7,043)	(849)
Other	(1,771)	(1,258)

Net cash provided by operating activities	57,136	43,275

Cash flows from investing activities
Proceeds from the sale of bonds	4,393	15,726
Cost of bonds acquired	(30,001)	(88,215)
Purchases of property and equipment	(3,381)	(3,002)
Net cash paid for acquisitions	(2,548)	(3,110)

Net cash used in investing activities	(31,537)	(78,601)

Cash flows from financing activities
Principal payments under capital lease obligation	—	(341)
Proceeds from borrowings	24,369	—
Repayments of borrowings	—	(10,020)
Proceeds from issuance of common stock, net	6	67,510
Acquisition of treasury stock	(28,000)	—
Dividends paid	(971)	—

Net cash (used in) provided by financing activities	(4,596)	57,149

Net increase in cash and cash equivalents	21,003	21,823

Cash and cash equivalents, beginning of period	24,096	15,358

Cash and cash equivalents, end of period	$45,099	$37,181

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
1.	General

Affirmative Insurance Holdings, Inc., (“we”, “us”, “our”) is an insurance holding company and is engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in highly targeted geographic areas. Our subsidiaries include two insurance companies, four underwriting agencies, five retail agencies with 181 owned and 45 franchise retail store locations as of September 30, 2005. As of the date of this filing, we offer our products and services in 12 states, including Texas, Illinois, California and Florida. We were formerly known as Instant Insurance Holdings, Inc., and we incorporated in Delaware on June 25, 1998.

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

On June 14, 2005, Vesta entered into a Stock Purchase Agreement with New Affirmative LLC (“New Affirmative”), related to the sale of 5,218,228 shares of our common stock. New Affirmative was formed for the purpose of acquiring, holding, voting and disposing of the shares of the Company’s Common Stock acquired in connection with the Stock Purchase Agreement and any shares of the Company’s Common Stock that New Affirmative may acquire in the future. New Affirmative is (i) 50% owned by DSC AFFM, LLC, a Delaware limited liability company (“DSC AFFM”), an entity controlled by DSC AFFM Manager LLC, a Delaware limited liability company and sole managing member of DSC AFFM (“DSC Manager”), and Andrew G. Bluhm, the managing member of DSC Manager, and (ii) 50% owned by Affirmative Investment LLC, a Delaware limited liability company (“Affirmative Investment”), an entity controlled by Affirmative Associates LLC, a Delaware limited liability company and the sole managing member of Affirmative Investment (“Affirmative Associates”), and J. Christopher Flowers, the sole member and manager of Affirmative Associates. Simultaneously with the closing of the transactions contemplated by the Stock Purchase Agreement: (1) DSC AFFM contributed 1,459,699 shares of the Company’s Common Stock which were previously acquired in open market transactions by members of DSC AFFM and subsequently contributed to DSC AFFM, to New Affirmative and (2) Affirmative Investment contributed 1,183,000 shares of the Company’s Common Stock, previously acquired by it in open market transactions, to New Affirmative. The Vesta / New Affirmative transaction was subject to customary closing conditions and regulatory approval by the Illinois Department of Financial and Professional Regulation — Division of Insurance and other required filings. Vesta completed the sale to New Affirmative on August 30, 2005. New Affirmative now owns approximately 7,860,927 shares of our common stock, or 52.7%.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our accounts and the accounts of our operating subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2004 included in our report on Form 10-K filed with the SEC.

The interim financial data as of September 30, 2005 and 2004 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Reclassification

Certain previously reported amounts have been reclassified in order to conform to current year presentation. Such reclassification had no effects on net income or stockholders’ equity.

Use of Estimates in the Preparation of the Financial Statements

Our preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions are particularly important in determining revenue recognition, reserves for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance receivables and impairment of assets.

Treasury Stock

We record treasury stock purchases under the cost method, whereby the entire cost of the acquired stock is recorded as treasury stock. Upon reissuance, the cost of treasury shares held will be reduced by the average purchase price per share of the aggregate treasury shares held.

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

The following table illustrates the effect on our net income and net income per share if we had applied SFAS 123 to stock-based compensation (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$5,987	$5,977	$19,945	$18,740
Add: stock-based employee compensation expense included in reported net income, net of related income taxes	—	18	—	18
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related income taxes	(206)	(144)	(592)	(190)

Net income, pro forma	$5,781	$5,851	$19,353	$18,568

Basic earnings per share — as reported	$0.40	$0.38	$1.25	$1.43
Basic earnings per share — pro forma	$0.39	$0.37	$1.21	$1.42

Diluted earnings per share — as reported	$0.39	$0.37	$1.23	$1.42
Diluted earnings per share — pro forma	$0.38	$0.36	$1.19	$1.40

Recently Issued Accounting Standards

In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance with respect to the meaning of other-than temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. In September 2004, the FASB issued a Staff Position, FSP EITF 03-1-1, delaying the effective date for the measurement and recognition guidance included in EITF 03-1, and also issued an exposure draft, FSP EITF 03-1a, which proposes guidance relating to debt securities that are impaired because of interest rate and/or sector spread increases. The delay in the effective date for the measurement and recognition guidance of EITF 03-1 did not suspend existing requirements for assessing whether investment impairments are other-than-temporary. We do not anticipate that this will have a material impact on our financial statements.

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

3.	Reinsurance

The effect of reinsurance on premiums written and earned is as follows (dollars in thousands):

	Three months ended		Three months ended
	September 30, 2005		September 30, 2004
	Written	Earned	Written	Earned
Direct	$42,983	$43,845	$50,970	$41,245
Assumed — affiliate	4,638	7,557	15,791	11,063
Assumed — non affiliate	27,200	28,664	9,264	15,255
Ceded — affiliate	(77)	(77)	(1,072)	(2,214)
Ceded — non affiliate	(1,967)	(2,445)	(4,631)	(15,021)

	$72,777	$77,544	$70,322	$50,328

	Nine months ended		Nine months ended
	September 30, 2005		September 30, 2004
	Written	Earned	Written	Earned
Direct	$137,428	$134,478	$143,819	$111,776
Assumed — affiliate	27,436	33,846	60,697	71,491
Assumed — non affiliate	89,257	69,496	17,811	15,939
Ceded — affiliate	(239)	(687)	(4,096)	(17,860)
Ceded — non affiliate	(4,306)	(14,212)	(59,651)	(40,070)

	$249,576	$222,921	$158,580	$141,276

The amount of unpaid loss and loss adjustment expenses and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations are as follows (dollars in thousands):

	As of September 30,	As of December 31,
	2005	2004
Affiliate
Loss and loss adjustment expense	$—	$23,815
Unearned premiums	—	656

Total	$—	$24,471

Non affiliate
Loss and loss adjustment expense	$31,240	$18,087
Unearned premiums	3,832	13,530

Total	$35,072	$31,617

For the three and nine months ended, September 30, 2005, we have ceded $3.8 million and $15.0 million of paid losses and ($1.0) million and $4.0 million of incurred losses to various reinsurers, respectively. For the three and nine months ended September 30, 2004, we have ceded $8.3 million and $29.0 million of paid losses and $15.9 and $39.3 million of incurred losses to various reinsurers, respectively.

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

Affirmative Insurance Company, our wholly-owned subsidiary, is a party to a 100% quota share reinsurance agreement with Hawaiian and is sharing in the defense of this matter. Hawaiian is ultimately a wholly-owned subsidiary of Vesta Insurance Group, Inc., which is no longer a beneficial owner of our outstanding common stock at September 30, 2005 (See Note 1). The other named defendants, SCJ Insurance Services, Prompt Insurance Services, Paul Ruelas, and Anthony David Medina, are unaffiliated persons to Affirmative.

Mediation was held on June 16, 2005, but concluded with no settlement. On July 20, 2005 and pursuant to Section 998 of the California Code of Civil Procedure, Hawaiian offered to resolve this matter in favor of the plaintiff for the sum of $1,000,010 with both parties to bear their own fees and cost of suit. Pursuant to the terms of our quota share arrangement with Hawaiian, we recorded $500,010 loss reserve for this matter at June 30, 2005.

On August 8, 2005, we were served a copy of Plaintiff’s Second Amended Complaint, which adds a cause of action for fraud and deceit against all defendants, and a cause of action for negligent misrepresentation against Hawaiian and SCJ Insurance Services.

This matter is currently proceeding through pre-trial discovery and depositions of pertinent witnesses. Most depositions have been completed and Hawaiian has filed a motion for summary judgment / summary adjudication of issues which is set for hearing on December 2, 2005. The parties have agreed to participate in a mediation, which is currently being scheduled for late November 2005. A jury trial is set for February 6, 2006. We believe these allegations are without merit and are vigorously contesting the claims brought by the plaintiff; however, the ultimate outcome of this matter is uncertain.

Effective August 1, 2005, we entered into novation agreements with several unaffiliated reinsurers who participated in a quota share reinsurance agreement in which we also participate. Pursuant to these agreements, we were substituted in place of these reinsurers assuming all rights, interests, liabilities and obligations related to the original quota share reinsurance agreement. As a result of these novation agreements, our participation in the original reinsurance agreement increased from 5% to 100% effective August 1, 2005. In consideration for our assumption of their liabilities, these reinsurers agreed to pay us an amount equal to their share of the liabilities of the original quota share agreement as of July 31, 2005.

Effective August 1, 2005, we entered into novation agreements with several unaffiliated reinsurers related to an assumed aggregate excess of loss reinsurance agreement for business produced in the state of Texas by one of our underwriting agencies, written by Old American and ceded to the reinsurers. During the nine months ended September 30, 2005, we had executed letters of credit under our credit facility of approximately $2.3 million with these reinsurers, all of which were still outstanding as of September 30, 2005 (See Note 7). We are currently in the process of requesting that the letters of credit discussed above be released due to these novation agreements.

As of August 1, 2005, we recorded the following amounts related to this novation (dollars in thousands):

As of August 1,
2005
Assets
Premiums and fees receivable	$12,698
Receivable from reinsurer	1,799
DAC	149

$14,646

Liabilities
Loss and loss adjustment expense	$11,130
Unearned premium	596
Other liabilities	2,920

$14,646

4.	Related Party Transactions

We provide various services for Vesta and its subsidiaries, including underwriting, premium processing, and claims processing. For the nine months ended September 30, the accompanying unaudited consolidated statements of operations reflect these services as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Commission income	$473	$1,022	$594	$2,577

As of August 30, 2005, we and our subsidiaries are no longer affiliated with Vesta (See Note 1).

In addition, we have presented, in the accompanying consolidated balance sheets, the following amounts related to contracts with Vesta and its subsidiaries (dollars in thousands):

	September 30,	December 31,
	2005	2004
Assets
Premiums and fees receivable	$—	$30,980
Commissions receivable	—	5,136
Receivable from reinsurer	—	28,873
Receivable from affiliates	—	310

	$—	$65,299

Liabilities
Loss and loss adjustment expense	$—	$23,037
Unearned premium	—	16,921
Amounts due reinsurers	—	9,640

	$—	$49,598

As part of the terms of the acquisition of Affirmative Insurance Company and Insura Property and Casualty Insurance Company from Vesta, Vesta has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of September 30, 2005, all such unaffiliated reinsurers had A.M. Best ratings of “A” or better.

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

James Hallberg, the former president of InsureOne, our wholly-owned subsidiary, is a defendant, along with three other former employees of InsureOne and two of Hallberg’s family trusts, in an action we brought in the Circuit Court of Cook County, Illinois in December 2003 to enforce non-compete and non-solicitation agreements entered into with those employees. The court entered an interim order prohibiting all the individual defendants, including Hallberg, from hiring any employees of InsureOne or one of our other underwriting agencies. The order is still in effect in the Illinois action until the conclusion of the trial of the Illinois action, which began August 9, 2005. On May 17, 2004, Hallberg filed a counterclaim in the Illinois case seeking unspecified compensatory damages, specific performance, attorneys’ fees and court costs based on causes of action for breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty in connection with Vesta’s original acquisition of the InsureOne business in 2002, the claimant’s employment with InsureOne and our purchase of the 20% minority interest in InsureOne in 2003. We filed a motion to dismiss these counterclaims, which was granted in part and denied in part. Hallberg subsequently filed amended counterclaims based on causes of action for breach of contract, fraud, and breach of fiduciary duty, which were most recently amended on July 12, 2005. The Hallberg family trusts have also asserted a single counterclaim that alleges fraud and breach of fiduciary duty in relation to the purchase of that same 20% minority interest in InsureOne in 2003. This claim had previously been brought by the Hallberg family trusts in the United States District Court for the Northern District of Illinois pursuant to Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Hallberg family trusts voluntarily dismissed that federal action, after the court had granted our motion to dismiss, in order to assert their claim in the Illinois state court litigation as a counterclaim. We have answered those counterclaims, and believe the counterclaims are without merit. We are vigorously contesting the counterclaims and are exercising all rights and remedies available to us.

On May 6, 2004, the former minority owners of our InsureOne retail agency, including the two Hallberg family trust defendants and Hallberg, in his capacity as trustee of one of his family trusts, filed a complaint in the United States District Court for the Northern District of Illinois alleging causes of action against us and three of our executive officers under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as causes of action for fraudulent misrepresentation, negligent misrepresentation and breach of fiduciary duty in connection with our purchase of the plaintiffs’ 20% minority interest in this retail agency in 2003. The plaintiffs sought damages equal to the difference between the amount paid for the 20% interest and the court’s determination of the value of this interest, plus attorneys’ fees and court costs. Defendants filed a motion to dismiss this case, which was granted by the Court on March 8, 2005. The Court’s March 8, 2005 Order dismissed all claims without prejudice and granted plaintiffs 20 days from the date of the order to attempt to replead their claims. On May 2, 2005, plaintiffs filed a motion to voluntarily dismiss this matter without prejudice, which was granted by the Court. As indicated above, two of the Hallberg family trusts have now brought this claim as a counterclaim in the Illinois state action. Thus, the only current action pending is the action in the Illinois state court. Plaintiffs may still bring these claims in federal court at a later date, or alternatively, the plaintiffs may file the state law claims in state court. We believe that the allegations are without merit and are vigorously contesting the claims brought by the Plaintiffs, however, the ultimate outcome of this matter is uncertain.

On May 10, 2005, Instant Auto Insurance Agency of Texas, Inc., now known as A-Affordable Insurance Agency, Inc. (“A-Affordable”), was named as a defendant in an action in the Chancery Court of Cook County, Illinois for breach of contract and an accounting (record review) brought in connection with an Asset Purchase and Sale Agreement between the former and current owners of certain assets of A-Affordable. The defendant’s motion to dismiss for improper venue, answer and counterclaim are all on file with the Court, as is the plaintiffs’ motions to withdraw as counsel for plaintiffs. In an August 11, 2005 preliminary hearing, the Court determined that the plaintiffs’ motion to withdraw would be heard on August 29, 2005 at a pre-calendared status conference. The Court indicated that it would allow the plaintiffs between 2-4 weeks to obtain replacement counsel, and if they fail to do so by the deadline, the Court would consider dismissing the case. On August 29, 2005, the Court allowed Robert F. Coleman & Associates to withdraw as counsel for plaintiffs. On September 19, 2005, Kevin M. Flynn & Associates filed a motion for leave to withdraw as counsel for plaintiffs. On October 12, 2005, the Court granted Flynn’s motion to withdraw as counsel for plaintiffs. Plaintiffs currently do not have legal counsel. The Court also ordered plaintiffs to respond to defendant’s motion to dismiss by November 2, 2005 or the plaintiffs case may be dismissed for want of prosecution. As of November 10, 2005, plaintiffs have failed to comply with the Court order to respond. The Court has set a status conference on November 28, 2005. No substantive proceedings have occurred in the case. We believe that the allegations are without merit and are vigorously contesting the claims brought by the Plaintiffs and exercising all available rights and remedies against them, including the filing of a counterclaim; however, the ultimate outcome of this matter is uncertain.

We are the subject of a purported class action in Florida wherein the complaint alleges that we have engaged in a scheme and common course of conduct “to charge policy holders premiums for PIP [Personal Injury Protection] coverage and then to void the policy when the policy holder attempted to make a claim for benefits under the policy by claiming material misrepresentation in the application or lack of cooperation by the insured.” Included in the allegations are claims for breach of contract; breach of fiduciary duty; breach of obligation of good faith, fair dealing and commercial reasonableness; unfair and deceptive acts or practices; and civil conspiracy. Plaintiffs seek certification of the case as a class action, as well as an unspecified amount of compensatory and benefit damages, attorney’s fees, litigation costs, and any other relief the Court deems proper. The action is pending in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. This matter, filed August 29, 2005, is still in the early procedural stages, and as of the date of this publication, the class had not been certified. We believe these allegations are without merit, are vigorously contesting the claims brought by the plaintiffs, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain.

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

Affirmative Insurance Company, our wholly-owned subsidiary, is a party to a 100% quota share reinsurance agreement with Hawaiian and is sharing in the defense of this matter. Hawaiian is ultimately a wholly-owned subsidiary of Vesta Insurance Group, Inc., which is no longer a beneficial owner of our outstanding common stock at September 30, 2005 (See Note 1). The other named defendants, SCJ Insurance Services, Prompt Insurance Services, Paul Ruelas, and Anthony David Medina, are unaffiliated persons to Affirmative.

Mediation was held on June 16, 2005, but concluded with no settlement. On July 20, 2005 and pursuant to Section 998 of the California Code of Civil Procedure, Hawaiian offered to resolve this matter in favor of the plaintiff for the sum of $1,000,010 with both parties to bear their own fees and cost of suit. Pursuant to the terms of our quota share arrangement with Hawaiian, we recorded $500,010 loss reserve for this matter at June 30, 2005.

On August 8, 2005, we were served a copy of Plaintiff’s Second Amended Complaint, which adds a cause of action for fraud and deceit against all defendants, and a cause of action for negligent misrepresentation against Hawaiian and SCJ Insurance Services.

This matter is currently proceeding through pre-trial discovery and depositions of pertinent witnesses. Most depositions have been completed and Hawaiian has filed a motion for summary judgment / summary adjudication of issues which is set for hearing on December 2, 2005. The parties have agreed to participate in a mediation, which is currently being scheduled for late November 2005. A jury trial is set for February 6, 2006. We believe these allegations are without merit and are vigorously contesting the claims brought by the plaintiff; however, the ultimate outcome of this matter is uncertain.

7.	Credit Facility

On August 6, 2004, we entered into a senior secured credit facility with The Frost National Bank. Under this credit facility, the maximum amount available to us from time to time is $15.0 million, which may include up to $15.0 million under a two-year revolving line of credit, up to $10.0 million in five-year term loans and up to $10.0 million in five-year stand-by letters of credit. The borrowings under our credit facility will accrue interest based on the 90-day LIBOR rate plus 150 basis points and we will pay letter of credit fees based on an annual rate of 75 basis points. Our obligations under the facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of Affirmative Insurance Company. The facility contains certain financial covenants, which include combined ratio, risk-based capital requirement, fixed charge coverage ratio, consolidated net worth and consolidated net income requirements and other restrictive covenants governing distributions and management changes. The proceeds are available to issue letters of credit securing our obligations under reinsurance agreements, to fund general working capital for our agency operations, capital surplus for our insurance companies and to finance acquisition activities. During the nine months ended September 30, 2005, we executed letters of credit under this credit facility of approximately $2.3 million to collateralize an assumed reinsurance contract with certain of our reinsurers, all of which were still outstanding as of September 30, 2005 (See Note 3). Total fees were approximately $13,000.

Our Credit Agreement requires us to provide the bank with written notification and documents related to certain events. On August 12, 2005 we entered into a First Amendment to Credit Agreement and Waiver of Defaults to the credit facility which amended and waived certain notice requirements of the Credit Agreement and waived all existing defaults and all events of default related to written notice requirements related to certain acquisitions of business in December 2004 and January, February, and July 2005, the repurchase of shares in June of 2005, and the issuance of trust preferred securities in December of 2004 and June of 2005. As of September 30, 2005, there were no outstanding loan amounts due under our credit facility, and we are in compliance with all of our financial and other restrictive covenants.

8.	Stockholders’ Equity

In January 2005, we issued 6,734 shares of restricted common stock to certain members of our Board of Directors, in lieu of cash as their annual retainer. In both February and May 2005, we issued 7,500 shares of restricted common stock to certain members of our Board of Directors for compensation related to services performed. We recorded prepaid expense for these grants of approximately $319,000 at the date of the grant and are amortizing the amount to compensation expense over the service period. Total compensation expense recorded for the three and nine months ended September 30, 2005 was approximately $53,000 and $126,000, respectively.

On June 1, 2005, we purchased 2,000,000 million shares of treasury stock from Vesta for $14.00 per share. We recorded the purchase at cost. The purchase was funded with the proceeds from our new trust preferred securities, as discussed in Note 5, and with cash from operations.

In July 2005, we issued 40,000 shares of restricted common stock to Timothy A. Bienek, Executive Vice President and Chief Financial Officer, which vest over three years. We recorded prepaid expense for these grants of approximately $697,000 at the date of the grant and are amortizing the amount to compensation expense over the service period, or three years. Total compensation expense recorded for the three and nine months ended September 30, 2005 was approximately $39,000.

In August and September 2005, we issued 3,657 shares of our common stock due to the exercise of options.

9.	Earnings per Share

The provisions of SFAS No. 128 (“SFAS 128”) Earnings per Share require presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128 is presented below:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(dollars in thousands, except per share amounts)
Three months ended September 30, 2005
Basic Earnings per Share
Net Income	$5,987	14,893,310	$0.40

Diluted Earnings per Share
Net Income	$5,987	14,893,310	$0.40
Effect of Dilutive Securities	—	272,367	(0.01)

	$5,987	15,165,677	$0.39

Three months ended September 30, 2004
Basic Earnings per Share
Net Income	$5,977	15,931,171	$0.38

Diluted Earnings per Share
Net Income	$5,977	15,931,171	$0.38
Effect of Dilutive Securities	—	249,995	(0.01)

	$5,977	16,181,166	$0.37

Nine months ended September 30, 2005
Basic Earnings per Share
Net Income	$19,945	15,978,852	$1.25

Diluted Earnings per Share
Net Income	$19,945	15,978,852	$1.25
Effect of Dilutive Securities	—	252,481	(0.02)

	$19,945	16,231,333	$1.23

Nine months ended September 30, 2004
Basic Earnings per Share
Net Income	$18,740	13,072,295	$1.43

Diluted Earnings per Share
Net Income	$18,740	13,072,295	$1.43
Effect of Dilutive Securities	—	165,540	(0.01)

	$18,740	13,237,835	$1.42

10.	Segment Information

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

We have reflected the requirements of SFAS 131 for the three and nine months ended September 30, 2005 and 2004 in the following tables for our three operating segments: agency segment, insurance segment, and corporate segment.

Our agency segment is comprised of our underwriting agencies and our retail agencies. Our underwriting agencies primarily design, distribute and service policies issued or reinsured by our insurance companies or another unaffiliated insurance company. In our insurance segment, we issue non-standard personal automobile insurance policies through our two Illinois-domiciled insurance company subsidiaries. Our insurance companies possess the certificates of authority and capital necessary to transact insurance business and issue policies, but they rely on both affiliated and unaffiliated underwriting agencies to design, distribute and service those policies. Our corporate segment is comprised of investor relations’ costs, directors and officers insurance, directors’ fees and travel costs, as well as interest expense.

	Agency	Insurance	Corporate		Affirmative
Three months ended September 30, 2005	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
Revenues:
Net premiums earned	$—	$77,544	$—	$—	$77,544
Commission income	23,514	—	—	(20,723)	2,791
Fee income	10,831	6,679	—	(4,179)	13,331
Claims processing fees	7,901	—	—	(7,204)	697
Investment income	48	1,399	—	—	1,447
Realized gains	5	—	—	—	5

Total revenues	42,299	85,622	—	(32,106)	95,815
Expenses:
Losses and loss adjustment expenses incurred	—	46,347	—	—	46,347
Policy acquisition expenses	7,565	31,705	—	(27,390)	11,880
Employee compensation and benefits	16,063	198	—	(352)	15,909
Depreciation and amortization	912	—	—	—	912
Operating expenses	12,773	1,316	306	(4,364)	10,031
Interest expense	—	—	1,124	—	1,124

Total expenses	37,313	79,566	1,430	(32,106)	86,203
Net income (loss) before income taxes, minority interest and equity interest	4,986	6,056	(1,430)	—	9,612
Income tax expense (benefit)	1,768	2,146	(506)	—	3,408
Minority interest, net of tax	217	—	—	—	217

Net income (loss)	$3,001	$3,910	$(924)	$—	$5,987

Total assets	$142,694	$407,650	$11,140	$—	$561,484

	Agency	Insurance	Corporate		Affirmative
Three months ended September 30, 2004	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
Revenues:
Net premiums earned	$—	$50,328	$—	$—	$50,328
Commission income	24,582	—	—	(17,732)	6,850
Fee income	10,299	7,000	—	(4,056)	13,243
Claims processing fees	7,274	—	—	(5,931)	1,343
Investment income	23	776	—	—	799
Realized gains (losses)	2	9	—	—	11

Total revenues	42,180	58,113	—	(27,719)	72,574
Expenses:
Losses and loss adjustment expenses incurred	—	35,468	—	—	35,468
Policy acquisition expenses	7,136	18,191	—	(10,218)	15,109
Employee compensation and benefits	14,214	—	—	(7,021)	7,193
Depreciation and amortization	1,166	—	—	—	1,166
Operating expenses	12,696	447	266	(10,480)	2,929
Interest expense	—	—	135	—	135

Total expenses	35,212	54,106	401	(27,719)	62,000
Net income (loss) before income taxes, minority interest and equity interest	6,968	4,007	(401)	—	10,574
Income tax expense (benefit)	2,743	1,559	(152)	—	4,150
Minority interest, net of tax	274	—	—	—	274
Equity interest in unconsolidated subsidiaries, net of tax	—	—	173	—	173

Net income (loss)	$3,951	$2,448	$(422)	$—	$5,977

Total assets	$218,180	$299,618	$12,908	$—	$530,706

	Agency	Insurance	Corporate		Affirmative
Nine months ended September 30, 2005	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
Revenues:
Net premiums earned	$—	$222,921	$—	$—	$222,921
Commission income	75,163	—	—	(64,931)	10,232
Fee income	32,584	19,924	—	(11,986)	40,522
Claims processing fees	23,495	—	—	(19,538)	3,957
Investment income	139	3,918	—	—	4,057
Realized gains	11	—	—	—	11

Total revenues	131,392	246,763	—	(96,455)	281,700
Expenses:
Losses and loss adjustment expenses incurred	—	142,131	—	—	142,131
Policy acquisition expenses	20,977	84,337		(65,265)	40,049
Employee compensation and benefits	48,391	552	—	(10,091)	38,852
Depreciation and amortization	2,928	6	—	—	2,934
Operating expenses	39,852	3,516	1,179	(21,099)	23,448
Interest expense	—	—	2,499	—	2,499

Total expenses	112,148	230,542	3,678	(96,455)	249,913
Net income (loss) before income taxes, minority interest and equity interest	19,244	16,221	(3,678)	—	31,787
Income tax expense (benefit)	6,820	5,749	(1,303)	—	11,266
Minority interest, net of tax	576	—	—	—	576

Net income (loss)	$11,848	$10,472	$(2,375)	$—	$19,945

	Agency	Insurance	Corporate		Affirmative
Nine months ended September 30, 2004	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)
Revenues:
Net premiums earned	$—	$141,276	$—	$—	$141,276
Commission income	71,938		—	(45,888)	26,050
Fee income	32,457	21,217	—	(13,114)	40,560
Claims processing fees	20,627	—	—	(17,929)	2,698
Investment income	58	1,331	—	—	1,389
Realized gains (losses)	3	(12)	—	—	(9)

Total revenues	125,083	163,812	—	(76,931)	211,964
Expenses:
Losses and loss adjustment expenses incurred	—	95,325	—	—	95,325
Policy acquisition expenses	21,526	55,711		(35,855)	41,382
Employee compensation and benefits	43,170	—	—	(15,068)	28,102
Depreciation and amortization	3,011	—	—	—	3,011
Operating expenses	35,938	1,837	266	(26,008)	12,033
Interest expense	—	—	526	—	526

Total expenses	103,645	152,873	792	(76,931)	180,379
Net income (loss) before income taxes, minority interest and equity interest	21,438	10,939	(792)	—	31,585
Income tax expense (benefit)	7,920	4,040	(292)	—	11,668
Minority interest, net of tax	581	—	—	—	581
Equity interest in unconsolidated subsidiaries, net of tax	—	—	596	—	596

Net income (loss)	$12,937	$6,899	$(1,096)	$—	$18,740

11.	Policy Acquisition Costs

Policy acquisition costs, primarily commissions, premium taxes and underwriting expenses related to issuing a policy are deferred and charged against income ratably over the terms of the related policies.

Our components of deferred policy acquisition costs and the related policy acquisition costs amortized to expense were as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Beginning Deferred Acquisition Costs	$27,796	$12,560	$19,118	$14,371
Additions	30,666	23,506	91,976	59,215
Amortization expense	(31,705)	(18,191)	(84,337)	(55,711)

Ending Deferred Acquisition Costs	$26,757	$17,875	$26,757	$17,875

We report our consolidated policy acquisition expense in our Statements of Operations in the following captions: policy acquisition expenses, operating expenses and employee compensation and benefits.
12.	Subsequent Events

On October 7, 2005, we announced the appointment of Katherine C. Nolan as President, Retail Division, succeeding George M. Daly, who has resigned from the Company effective November 30, 2005. Ms. Nolan remains an executive vice president of Affirmative Insurance Holdings, Inc.

On October 28, 2005 and pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder, the Company filed with the SEC a Schedule 14f-1 (“Information Statement”) regarding a planned change of majority of the directors of its board. Consistent with such filing, ten days from the date of mailing of the Information Statement, Lucius E. Burch, III, Mark E. Pape and Mark E. Watson, resigned as directors of the Company. Messrs Thomas E. Mangold, Thomas C. Davis and Paul Z. Zucconi and Ms. Suzanne T. Porter remained as directors of the Company after such resignations and pursuant to a resolution of the Board, increased the members of the board from seven to nine and filled the five resulting vacancies on the Board by appointing the following five individuals who, following inquiry by the Board, were designated by New Affirmative: Kevin R. Callahan, Nimrod T. Frazer, David L. Heller, Avshalom Y. Kalichstein and Michael J. Ryan.

On November 14, 2005, we announced the resignation of Thomas E. Mangold as chairman, chief executive officer and president, effective November 13, 2005. Our board appointed Kevin R. Callahan as interim chairman and chief executive officer effective November 15, 2005, while a search is conducted for Mr. Mangold's permanent replacement.

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
Overview
Affirmative Insurance Holdings, Inc., (“we”, “us”, “our”) is an insurance holding company and is engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in highly targeted geographic areas. Our subsidiaries include two insurance companies, four underwriting agencies, five retail agencies with 181 owned and 45 franchise retail store locations as of September 30, 2005. As of the date of this filing, we offer our products and services in 12 states, including Texas, Illinois, California and Florida. We were formerly known as Instant Insurance Holdings, Inc., and we incorporated in Delaware on June 25, 1998.
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
On June 14, 2005, Vesta entered into a Stock Purchase Agreement with New Affirmative LLC (“New Affirmative”), related to the sale of 5,218,228 shares of our common stock. New Affirmative was formed for the purpose of acquiring, holding, voting and disposing of the shares of the Company’s Common Stock acquired in connection with the Stock Purchase Agreement and any shares of the Company’s Common Stock that New Affirmative may acquire in the future. New Affirmative is (i) 50% owned by DSC AFFM, LLC, a Delaware limited liability company (“DSC AFFM”), an entity controlled by DSC AFFM Manager LLC, a Delaware limited liability company and sole managing member of DSC AFFM (“DSC Manager”), and Andrew G. Bluhm, the managing member of DSC Manager, and (ii) 50% owned by Affirmative Investment LLC, a Delaware limited liability company (“Affirmative Investment”), an entity controlled by Affirmative Associates LLC, a Delaware limited liability company and the sole managing member of Affirmative Investment (“Affirmative Associates”), and J. Christopher Flowers, the sole member and manager of Affirmative Associates. Simultaneously with the closing of the transactions contemplated by the Stock Purchase Agreement: (1) DSC AFFM contributed 1,459,699 shares of the Company’s Common Stock which were previously acquired in open market transactions by members of DSC AFFM and subsequently contributed to DSC AFFM, to New Affirmative and (2) Affirmative Investment contributed 1,183,000 shares of the Company’s Common Stock, previously acquired by it in open market transactions, to New Affirmative. The Vesta / New Affirmative transaction was subject to customary closing conditions and regulatory approval by the Illinois Department of Financial and Professional Regulation — Division of Insurance and other required filings. Vesta completed the sale to New Affirmative on August 30, 2005. New Affirmative now owns approximately 7,860,927 shares of our common stock, or 52.7%.
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

The following table displays our Total Controlled Premium by distribution channel for the three and nine months ended September 30, 2005 and 2004:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited in thousands)		(Unaudited in thousands)
Our underwriting agencies:
Our retail stores	$25,427	$30,982	$90,771	$96,025
Independent agencies	42,999	46,571	125,944	141,983
Unaffiliated underwriting agencies	11,785	26,962	53,428	82,153

Total	$80,211	$104,515	$270,143	$320,161

Total Controlled Premium for the three months ended September 30, 2005 was $80.2 million, a decrease of $24.3 million, or 23.3%, as compared to $104.5 million for the same period in 2004. In our Retail distribution channel, total controlled premium decreased $5.6 million, or 17.9%, to $25.4 million in the third quarter of 2005, as compared to $31.0 million for the same period in 2004, principally due to decreases in our Midwest and Texas retail operations as a result of increased advertising competition, partially offset by production in our Florida operation, which was acquired in December 2004. Total controlled premium from our Independent Agency distribution channel decreased $3.6 million, or 7.7%, to $43.0 million, from $46.6 million for the same period in 2004 primarily due to decreases in our Texas and Florida underwriting agencies as a result of continued competition and planned reductions in the amount of business that we write in Miami-Dade County, partially offset by production in our Michigan operation, which was acquired in July 2005. Total controlled premium from unaffiliated underwriting agencies decreased by $15.2 million, or 56.3%, to $11.8 million in the third quarter of 2005, from $27.0 million in the third quarter of 2004, primarily due to the run-off of two of our programs in California, as well as run-off programs in Alabama, Georgia and Utah. The unaffiliated underwriting agencies we contract with in Alabama, Georgia and Utah have received regulatory approval for licensing of their insurance companies from these states and are transitioning policies to their insurance companies.
Total Controlled Premium for the nine months ended September 30, 2005 was $270.1 million, a decrease of $50.0 million, or 15.6%, as compared to $320.2 million for the same period in 2004. In our Retail distribution channel, total controlled premium decreased $5.3 million, or 5.5%, to $90.8 million, as compared to $96.0 million for the same period in 2004, primarily due to decreases in our Texas and Midwest markets due to increased advertising competition, partially offset by acquisitions of retail stores in Florida and Texas markets. In our Independent Agency distribution channel, total controlled premium decreased $16.0 million, or 11.3%, to $125.9 million compared to $142.0 million for the same period in 2004, due to decreases in our Florida underwriting agency as a result of continued competition and planned reductions in the amount of business that we write in Miami -Dade County, as well as reduced production in our Texas and Midwest underwriting agencies. These decreases are partially offset by production in our Michigan operation, which was acquired July 2005. In addition, production increased in our New Mexico underwriting agencies due to an acquisition in July 2004 as well as in our South Carolina underwriting agencies due to increases in our independent agent channel. Total controlled premium from unaffiliated underwriting agencies decreased by $28.7 million, or 35%, to $53.4 million compared to $82.2 million for the same period last year, primarily due to run-off of two of our programs in California, and programs in Alabama, Georgia and Utah as discussed above.
Results of Operations
The following table summarizes our historical results of operations by reporting segment. For more detailed information concerning the components of revenues and expenses by segment, please refer to Note 10 to our consolidated financial statements included in this report.

	Three months ended		Nine months ended
	September 30,		September 30,
(Unaudited in thousands)	2005	2004	2005	2004
Total Revenues:
Agency segment	$42,299	$42,180	$131,392	$125,083
Insurance segment	85,622	58,113	246,763	163,812
Corporate	—	—	—	—
Eliminations	(32,106)	(27,719)	(96,455)	(76,931)

Total	$95,815	$72,574	$281,700	$211,964

Total Expenses:
Agency segment	$37,313	$35,212	$112,148	$103,645
Insurance segment	79,566	54,106	230,542	152,873
Corporate	1,430	401	3,678	792
Eliminations	(32,106)	(27,719)	(96,455)	(76,931)

Total	$86,203	$62,000	$249,913	$180,379

Pretax Income:
Agency segment	$4,986	$6,968	$19,244	$21,438
Insurance segment	6,056	4,007	16,221	10,939
Corporate	(1,430)	(401)	(3,678)	(792)

Total	$9,612	$10,574	$31,787	$31,585

Comparison of the Three Months Ended September 30, 2005 to September 30, 2004
Consolidated. Total revenues for the three months ended September 30, 2005 were $95.8 million, an increase of $23.2 million, or 32.0%, as compared to total revenues of $72.6 million for the same period in 2004. The increase in revenues was due to an increase in the retention of gross premiums written, partially offset by a decrease in commissions due to consolidation. As our insurance companies retain more premium generated by our underwriting agencies, a larger amount of commissions recognized by our agencies is eliminated in consolidation.
Total expenses for the three months ended September 30, 2005 were $86.2 million, an increase of $24.2 million, or 39.0%, as compared to total expenses of $62.0 million for the same period in 2004. The increase in expenses was primarily due to an increase in our loss and loss adjustment expenses due to the increased retention of gross premiums.
Pretax income for the three months ended September 30, 2005 was $9.6 million, a decrease of $962,000, or 9.1%, as compared to $10.6 million for the same period in 2004.
Income tax expense for the three months ended September 30, 2005 was $3.4 million, or an effective rate of 35.5%, which resulted in a decrease of $742,000, or 17.9%, as compared to income tax expense of $4.2 million, or an effective rate of 39.2% for the same period in 2004. The decrease in our effective rate was primarily related to an increased amount of tax-exempt interest from our insurance companies’ investment portfolios. We invested a large portion of the proceeds from our initial public offering in July 2004 and the net proceeds from trust preferred securities issued in December 2004, as well as cash generated by our insurance companies in tax-exempt securities, which resulted in a reduction in our effective tax rate. This increase in tax-exempt interest has partially offset the increases in state income taxes upon our departure from Vesta’s federal and state consolidation group following our initial public offering.
For the three months ended September 30, 2005, minority interest, net of income taxes, was $217,000, a decrease of $57,000, or 20.8%, as compared to $274,000 for the same period in 2004, as a result of a decrease in net income in our 73.0% owned Florida underwriting agency.

The loss in our equity interest in unconsolidated subsidiaries net of income taxes was zero as compared to $173,000 in the prior year. In the fourth quarter of 2004, we wrote-down the remainder of this investment to zero.
Agency segment. Total revenues for the three months ended September 30, 2005 were $42.3 million, an increase of $119,000, or 0.3%, as compared to total revenues of $42.2 for the same period in 2004. Revenues for the three months ended September 30, 2005 and 2004 were generated primarily through commissions, policy fees and claims processing fees, as follows:

	Three months ended
	September 30,
	2005	2004
	(Unaudited in millions)
Commissions	$23.5	$24.6
Policy and other fees	10.8	10.3
Claims processing fees	7.9	7.3
Other	0.1	—

Total	$42.3	$42.2

Commissions for the three months ended September 30, 2005 were $23.5 million, a decrease of $1.1 million, or 4.3%, as compared to commissions of $24.6 million for the same period in 2004. We earned commissions in both our underwriting agencies and retail agencies. Commissions for our underwriting agencies, which include both provisional and profit sharing commissions, for the three months ended September 30, 2005 were $21.6 million, a decrease of $1.4 million, or 6.1%, as compared to $23.0 for the same period in 2004.
Provisional commissions for our underwriting agencies for the three months ended September 30, 2005 were $17.8 million, a decrease of $2.4 million, or 12.0%, as compared to $20.2 million for the same period in 2004. The decrease in provisional commissions was principally due to a decrease in Total Controlled Premium produced by our underwriting agencies and a slight decrease in our average commission rate to 26.0% in the third quarter of 2005 from 26.1% in the same period of the prior year.
Profit sharing commissions for our underwriting agencies for the three months ended September 30, 2005 were $3.8 million, an increase of $1.0 million, or 36.4%, as compared to $2.8 million for the same period in 2004. Profit sharing commissions are a result of favorable loss ratio development for business produced by our underwriting agencies as compared to loss ratios recorded as of the beginning of the period. The increase in profit sharing commission for the three months ended September 30, 2005 as compared to the same period in the prior year was the result of more favorable loss ratio development in the current period.
Commissions related to our retail agencies’ sales of unaffiliated insurance companies’ products were $1.9 million, an increase of $345,000, or 21.7%, for the three months ended September 30, 2005, as compared to $1.6 million for the same period in 2004. The increase was primarily due to the acquisition of Fed USA in December 2004, partially offset by a $458,000 decrease to align our agencies’ revenue recognition policies.
Policy and other fees for the three months ended September 30, 2005 were $10.8 million, an increase of $532,000, or 5.2%, as compared to $10.3 million for the same period in 2004. The increase in policy and other fees was primarily due to $760,000 in fees associated with our July 2005 acquisition of our Michigan underwriting agency as well as our December 2004 acquisition of retail agencies in Florida, partially offset by decreased premium volume in our underwriting agencies.
Claims processing fees for the three months ended September 30, 2005 were $7.9 million, an increase of $627,000, or 8.6%, as compared to $7.3 million for the same period in 2004. Claims processing fees are paid to us based on a contractual rate relative to the amount of gross premiums earned on business that our underwriting agencies produce and recognized as income over the expected claims’ service period. The increase in claims processing fees is primarily attributable to the addition of allocated loss adjustment expenses in our remaining contracts starting in 2004. This increase in fees paid on these contracts will increase revenue over the service period.
Total expenses for the three months ended September 30, 2005 were $37.3 million, an increase of $2.1 million, or 6.0%, as compared to total expenses of $35.2 million for the same period in 2004.

•	Policy acquisition expenses, comprised solely of commission expenses in our agency segment, for the three months ended September 30, 2005 were $7.6 million, an increase of $429,000, or 6.0%, as compared to $7.1 million for the same period in 2004. The increase was principally due to the acquisition of our Michigan underwriting agency in July 2005 as well as an increase in average commission rate to 17.6% from 15.2% during the same period of the prior year, partially offset by decreases in total controlled premium in other underwriting agencies. The increase in average commission rate was primarily caused by a higher proportion of our premiums written in markets where we pay higher commission rates.

•	Employee compensation and benefit expenses for the three months ended September 30, 2005 were $16.1 million, an increase of $1.8 million, or 13.0%, as compared to $14.2 million for the same period in 2004. The increase in employee compensation and benefit expenses was principally due to the increased headcount to 1,221 for the three months ended September 30, 2005 as compared to 1,123 for the same period in 2004, principally related to the July 2005 Michigan acquisition, which added 27 employees, and the December 2004 Fed USA acquisition, which added 91 employees, partially offset by natural attrition.

•	Depreciation and amortization expenses for the three months ended September 30, 2005 were $912,000, a decrease of $254,000, or 21.8%, as compared to $1.2 million for the same period in 2004. The decrease in depreciation and amortization expenses was principally due to the acceleration of amortization and depreciation of certain software assets in 2004 to match their estimated remaining lives, in anticipation of replacing these systems with a new operating system in 2005.

•	Operating expenses for the three months ended September 30, 2005 were $12.8 million, an increase of $77,000, or .6%, as compared to $12.7 million for the same period of 2004. The increase in operating expenses was principally due to increased payments of allocated loss adjustment expenses of $877,000. The increase in allocated loss adjustment expense payments was a result of changes in contractual terms where our payment of allocated loss adjustment expenses is included in all of our claims administration contracts starting in 2004, where previously our payment of allocated loss adjustment expenses was only included in some of our contracts. In addition, professional fees increased $854,000 over the prior period due to increased fees related to complying with the Sarbanes-Oxley Act and increased audit fees, as well as increased professional fees. Rent expense also increased $403,000 due to expansion and acquisition of our Michigan underwriting agency. These increases were offset by a decrease of $445,000 in advertising, $597,000 in licenses, taxes and fees and other expenses, which was primarily attributable to miscellaneous write-offs, reductions in bank service charges and other miscellaneous expenses, as well as $1.0 million increase in expenses allocated to our Insurance segment in 2005.
Pretax income for the three months ended September 30, 2005 was $5.0 million, a decrease of $2.0 million, or 28.4%, as compared to pretax income of $7.0 million, for the same period in 2004. The pretax margin for the three months ended September 30, 2005 was 11.8%, as compared to 16.5% pretax margin recorded in the same period in 2004.
Insurance company segment. Total revenues for the three months ended September 30, 2005 were $85.6 million, an increase of $27.5 million, or 47.3%, as compared to total revenues of $58.1 million for the same period in 2004. The increase in total revenues was principally due to our continued increased retention of gross premiums written by our insurance companies. The increased capitalization of our insurance companies from the proceeds of our initial public offering in July 2004 and the issuance of trust preferred securities in December 2004, enabled us to increase retention amounts at July 2004 and, again, at January 2005. We retained approximately 90.7% of our Total Controlled Premium for the three months ended September 30, 2005, as compared to 67.3% in the same period in 2004.
Net premiums earned for the three months ended September 30, 2005 were $77.5 million, an increase of $27.2 million, or 54.1%, as compared to $50.3 million for the same period in 2004. The increase in net premiums earned was the result of our increased retention of gross premiums written by our insurance companies. The increased capitalization of our insurance companies from the proceeds of our initial public offering in July 2004 and the issuance of trust preferred securities in December 2004, enabled us to increase retention amounts at July 2004 and, again, at January 2005.
Net investment income for the three months ended September 30, 2005 was $1.4 million, an increase of $623,000, or 80.3%, from net investment income of $776,000 for the same period in 2004. The increase was primarily due to the increase in the size of our investment portfolio due to the capital contributions into our insurance subsidiaries after our initial public offering and the issuance of trust preferred securities, as well as increased cash flow resulting from the increased retention of gross premiums written. Net realized capital gains for the three months ended September 30, 2005 were zero compared to net realized capital gains of $9,000 for the same period in 2004.
Our agreements with our owned and non-owned underwriting agencies contain sliding scale commission schedules which will vary our ultimate loss and loss adjustment expense ratio and our expense ratio based upon ultimate performance of each agency. The impact from favorable loss ratio development in current periods decreases our loss and loss adjustment expense ratio due to lower selected loss ratios and increases our expense ratio due to increased commissions due to our owned and non-owned agencies in the form of profit sharing commissions.
Loss and loss adjustment expenses for the three months ended September 30, 2005, were $46.4 million, an increase of $10.9 million, or 30.7%, compared to $35.5 million for the same period in 2004. Our loss and loss adjustment expense ratio for the three months ended September 30, 2005 was 55.0% as compared to 61.9% in the same period in 2004. The increase in loss and loss adjustment expenses was due to our increased retention of gross premiums written as previously discussed, offset by decreases in our loss and loss adjustment expense ratio for both our owned and non-owned programs due to favorable loss ratio development in the current period. The impact from the favorable loss ratio development on our loss and loss adjustment expense ratio was 7.9% for the three months ended September 30, 2005 as compared to 1.8% for the same period last year, primarily due to our owned underwriting agencies.
Policy acquisition and operating expenses for the three months ended September 30, 2005 were $33.2 million, an increase of $14.6 million, or 78.2%, compared to $18.6 million for the same period in 2004. The increase in policy acquisition and operating expenses was due to our increased retention of gross premiums written as previously discussed, as well as increases in our expense ratio for both our owned and non-owned programs. Our expense ratio for the three months ended September 30, 2005 was 39.5%, as compared to 32.5% for the same period in 2004. The expense ratio was unfavorably impacted due to favorable loss ratio development in the current period which increases commissions due to our owned and non-owned underwriting agencies. The impact from the favorable loss ratio development on our expense ratio was 6.9% for the three months ended September 30, 2005 as compared to 1.7% for the same period last year, primarily due to our owned underwriting agencies.
Pretax income for the three months ended September 30, 2005 was $6.1 million, an increase of $2.0 million, or 51.1%, as compared to $4.0 million for the same period in 2004. The increase in pretax income was principally a result of the increased retention of the business as previously discussed. Our combined ratio for the three months ended September 30, 2005 was 94.5%, as compared to 94.4% for the same period in 2004.
Corporate and other segment. Operating expenses for the three months ended September 30, 2005 was $306,000, an increase of $40,000, or 15.0% as compared to 266,000 for the same period in 2004. Operating expenses include investor relations costs, directors and officers insurance as well as directors’ fees and travel expenses. Interest expense for the three months ended September 30, 2005 was $1.1 million, an increase of $989,000, or 732.6%, as compared to interest expense of $135,000 for the same period in 2004. The current period interest expense is primarily related to our $30.9 million note payable, which was issued in December 2004 following our private placement of $30.0 million of trust preferred securities and our $25.8 million note payable, which was issued June 2005 following our private placement of $25.0 million of trust preferred securities. Interest expense for the same period in the prior year was primarily related to a note payable associated with a prior acquisition, which was repaid in full in the third quarter of 2004.
Comparison of the Nine Months Ended September 30, 2005 to September 30, 2004
Consolidated. Total revenues for the nine months ended September 30, 2005 were $281.7 million, an increase of $69.7 million, or 32.9%, as compared to total revenues of $212.0 million for the same period in 2004. The increase in revenues is due to an increase in the retention of gross premiums written, partially offset by a decrease in commissions due to consolidation. As our insurance companies retain more premium generated by our underwriting agencies, a larger amount of commissions recognized by our agencies is eliminated in consolidation.
Total expenses for the nine months ended September 30, 2005 were $249.9 million, an increase of $69.5 million, or 38.5%, as compared to total expenses of $180.4 million for the same period in 2004. The increase in expenses was primarily due to an increase in our loss and loss adjustment expenses due to the increased retention of gross premiums.

Pretax income for the nine months ended September 30, 2005 was $31.8 million, an increase of $202,000, or .6%, compared to $31.6 million for the same period in 2004.
Income tax expense for the nine months ended September 30, 2005 was $11.3 million, or an effective rate of 35.4%, resulting in a decrease of $402,000, or 3.4%, as compared to income tax expense of $11.7 million, or an effective rate of 36.9% for the same period in 2004. The decrease in our effective rate was primarily related to an increased amount of tax-exempt interest from our insurance companies’ investment portfolios. We invested a large portion of the proceeds from our initial public offering in July 2004 and the net proceeds from trust preferred securities issued in December 2004, as well as cash generated by our insurance companies in tax-exempt securities, which resulted in a reduction in our effective tax rate.
For the nine months ended September 30, 2005, minority interest, net of income taxes, was $576,000, a decrease of $5,000, or .9%, as compared to $581,000 for the same period in 2004, as a result of a decrease in net income in our 73.0% owned Florida underwriting agency.
Agency segment. Total revenues for the nine months ended September 30, 2005 were $131.4 million, an increase of $6.3 million, or 5.0%, as compared to total revenues of $125.1 million for the same period in 2004. Revenues for the nine months ended September 30, 2005 and 2004 were generated primarily through commissions, policy fees and claims processing fees, as follows:

	Nine months ended
	September 30,
	2005	2004
	(Unaudited in millions)
Commissions	$75.2	$71.9
Policy and other fees	32.6	32.5
Claims processing fees	23.5	20.6
Investment income	0.1	0.1

Total	$131.4	$125.1

Commissions for the nine months ended September 30, 2005 were $75.2 million, an increase of $3.2 million, or 4.5%, as compared to commissions of $71.9 million for the same period in 2004. We earned commissions in both our underwriting agencies and retail agencies. Commissions for our underwriting agencies, which include both provisional and profit sharing commissions, for the nine months ended September 30, 2005 were $67.8 million, an increase of $953,000, or 1.4%, as compared to $66.9 million for the same period in 2004.
Provisional commissions for our underwriting agencies for the nine months ended September 30, 2005 were $57.4 million, a decrease of $2.0 million, or 3.4%, as compared to $59.4 million for the same period in 2004. The decrease in provisional commissions was principally due to a decrease in Total Controlled Premium produced by our underwriting agencies, offset by an increase in the average commission rate, which increased to 26.5% in 2005 from 25.0% in the same period of the prior year.
Profit sharing commissions for our underwriting agencies for the nine months ended September 30, 2005 were $10.4 million, an increase of $3.0 million, or 40.0%, as compared to $7.4 million for the same period in 2004. Profit sharing commissions are a result of favorable loss ratio development for business produced by our underwriting agencies as compared to loss ratios recorded as of the beginning of the period. The increase in profit sharing commission for the nine months ended September 30, 2005 as compared to the same period in the prior year was the result of more favorable loss ratio development in the current period.
Commissions related to our retail agencies’ sales of unaffiliated insurance companies’ products were $7.4 million, an increase of $2.3 million, or 44.7%, for the nine months ended September 30, 2005, as compared to $5.1 million for the same period in 2004. The increase was primarily due to the acquisition of Fed USA in December 2004.
Policy and other fees for the nine months ended September 30, 2005 were $32.6 million, an increase of $127,000, or 0.4%, as compared to $32.5 million for the same period in 2004. The increase in policy and other fees was primarily due to $1.8 million associated with the acquisitions our Michigan underwriting agency in July 2005 and our Florida retail agency in December 2004, offset by decreased policy fees associated with lower premium volume in our Texas and Midwest underwriting agencies.
Claims processing fees for the nine months ended September 30, 2005 were $23.5 million, an increase of $2.9 million, or 13.9%, as compared to $20.6 million for the same period in 2004. Claims processing fees are paid to us based on a contractual rate relative to the amount of gross premiums earned on business that our underwriting agencies produce and recognized as income over the expected claims’ service period. The increase in claims processing fees is primarily attributable to the addition of allocated loss adjustment expenses in our remaining contracts starting in 2004. This increase in fees paid on these contracts will increase revenue over the service period.
Total expenses for the nine months ended September 30, 2005 were $112.1 million, an increase of $8.5 million, or 8.2%, as compared to total expenses of $103.6 million for the same period in 2004.
•	Policy acquisition expenses, comprised solely of commission expenses in our agency segment, for the nine months ended September 30, 2005 were $21.0 million, a decrease of $549,000, or 2.6%, as compared to $21.5 million for the same period in 2004. The decrease was principally due to the decrease in Total Controlled Premium and partially offset by an increase in average commission rate to 16.6% from 15.1% during the same period of the prior year. The increase in average commission rate was primarily caused by a higher proportion of our premiums written in markets where we pay higher commission rates.

•	Employee compensation and benefit expenses for the nine months ended September 30, 2005 were $48.4 million, an increase of $5.2 million, or 12.1%, as compared to $43.2 million for the same period in 2004. The increase in employee compensation and benefit expenses was principally due to increased headcount to 1,221 at September 30, 2005 as compared to 1,123 for the same period in 2004, principally related to the December 2004 Fed USA acquisition, which added 91 employees, offset by natural attrition.

•	Depreciation and amortization expenses for the nine months ended September 30, 2005 were $2.9 million, a decrease of $83,000, or 2.8%, as compared to $3.0 million for the same period in 2004. The decreases in depreciation and amortization expenses were principally due to the acceleration of amortization and depreciation of certain software assets to match their estimated remaining lives, in anticipation of replacing these systems with a new operating system in 2005, offset by increases in software and hardware purchases.

•	Operating expenses for the nine months ended September 30, 2005 were $39.9 million, an increase of $3.9 million, or 10.9%, as compared to $35.9 million for the same period in 2004. The increase in operating expenses was principally due to additional payments of allocated loss adjustment expenses of $3.2 million, as compared to the same period in the prior year. The increase in allocated loss adjustment expense payments is a result of changes in contractual terms where our payment of allocated loss adjustment expenses is included in all of our claims administration contracts starting in 2004, where previously our payment of allocated loss adjustment expenses was only included in some of our contracts. We also increased advertising expenditures $597,000 over the same period in the prior year as we continued expansion of our retail branding. Professional fees increased $1.8 million over the same period in the prior year due to increased audit fees, fees associated with the Sarbanes-Oxley Act and increased professional fees. Rent expense increased $873,000 due to expansion of existing facilities and acquisition of our Michigan underwriting agency. These increases were partially offset by a decrease of $750,000 in licenses, taxes and fees and $1.2 million in other expenses, which was primarily attributable to reductions in bank service charges and other miscellaneous expenses, as well as $2.7 million increase in expenses allocated to our Insurance segment in 2005.
Pretax income for the nine months ended September 30, 2005 was $19.2 million, a decrease of $2.2 million, or 10.2%, as compared to pretax income of $21.4 million for the same period in 2004. The pretax margin for the nine months ended September 30, 2005 was 14.6%, as compared to 17.1% pretax margin recorded in the same period in 2004.
Insurance company segment. Total revenues for the nine months ended September 30, 2005 were $246.8 million, an increase of $83.0 million, or 50.6%, as compared to total revenues of $163.8 million for the same period in 2004. The increase in total revenues was principally due to our continued increased retention of gross premiums written by our insurance companies. The increased capitalization of our insurance companies from the proceeds of our initial public offering in July 2004 and the issuance of trust preferred securities in December 2004, enabled us to increase retention amounts at July 2004 and, again, at January 2005. We retained approximately 92.4% of our Total Controlled Premium for the nine months ended September 30, 2005, as compared to 49.5% in the same period in 2004.
Net premiums earned for the nine months ended September 30, 2005 were $222.9 million, an increase of $81.6 million, or 57.8%, as compared to $141.3 million for the same period in 2004. The increase in net premiums earned was the result of our increased retention of gross premiums written by our insurance companies. The increased capitalization of our insurance companies from the proceeds of our initial public offering in July 2004 and the issuance of trust preferred securities in December 2004, enabled us to increase retention amounts at July 2004 and, again, at January 2005.
Net investment income for the nine months ended September 30, 2005 was $3.9 million, an increase of $2.6 million, or 194.4%, from net investment income of $1.3 million for the same period in 2004. The increase was primarily due to the increase in the size of our investment portfolio due to the capital contributions into our insurance subsidiaries after our initial public offering and the issuance of trust preferred securities, as well as increased cash flow resulting from the increased retention of gross premiums written. Net realized capital gains for the nine months ended September 30, 2005 were zero compared to net realized capital losses of $12,000 for the same period in 2004.
Our agreements with our owned and non-owned underwriting agencies contain sliding scale commission schedules which will vary our ultimate loss and loss adjustment expense ratio and our expense ratio based upon ultimate performance of each agency. The impact from favorable loss ratio development in current periods decreases our loss and loss adjustment expense ratio due to lower selected loss ratios and increases our expense ratio due to increased commissions due to our owned and non-owned agencies in the form of profit sharing commissions.
Loss and loss adjustment expenses for the nine months ended September 30, 2005, were $142.1 million, an increase of $46.8 million, or 49.1%, compared to $95.3 million for the same period in 2004. Our loss and loss adjustment expense ratio for the nine months ended September 30, 2005 was 58.5% as compared to 58.7% in the same period in 2004. The increase in loss and loss adjustment expense was due to our increased retention of gross premiums written as previously discussed, offset by decreases in our loss and loss adjustment expense ratio for both our owned and non-owned programs due to favorable loss ratio development in the current period. Offsetting this decrease was an increase to loss reserves due to litigation matters discussed in Note 6. The impact from the favorable loss ratio development on our loss and loss adjustment expense ratio was 4.3% for the nine months ended September 30, 2005 as compared to 0.7% for the same period last year, primarily due to our owned underwriting agencies. The loss and loss adjustment expense ratio for the nine months ended September 30, 2005 was negatively impacted by an unfavorable 0.3% impact as a result of the litigation matters.
Policy acquisition and operating expenses for the nine months ended September 30, 2005 were $88.4 million, an increase of $30.9 million, or 53.6%, compared to $57.5 million for the same period in 2004. The increase in policy acquisition and operating expenses was due to our increased retention of gross premiums written as previously discussed, as well as increases in our expense ratio for both our owned and non-owned programs. Our expense ratio for the nine months ended September 30, 2005 was 36.4%, as compared to 35.4% for the same period in 2004. The expense ratio was unfavorably impacted due to favorable loss ratio development in the current year, which increases profit sharing commissions due to our owned and non-owned underwriting agencies. The impact from the favorable loss ratio development on our expense ratio was 3.9% for the three months ended September 30, 2005 as compared to 0.6% for the same period last year, primarily due to our owned underwriting agencies.
Pretax income for the nine months ended September 30, 2005 was $16.2 million, an increase of $5.3 million, or 48.3%, as compared to $10.9 million for the same period in 2004. The increase in pretax income was principally a result of the increased retention of the business as previously discussed. Our combined ratio for the nine months ended September 30, 2005 was 94.9%, as compared to 94.1% for the same period in 2004.
Corporate and other segment. Operating expense for the nine months ended September 30, 2005 was $1.2 million, an increase of $913,000, or 343.2%, as compared to $266,000 for the same period in 2004. Operating expenses include investor relations costs, directors and officers insurance as well as directors’ fees and travel expenses. Prior to our initial public offering in July of 2004, we did not incur these expenses. Interest expense for the nine months ended September 30, 2005 was $2.5 million, an increase of $2.0 million, or 375.1%, as compared to interest expense of $526,000 for the same period in 2004. The current period interest expense is primarily related to our $56.7 million notes payable, which were issued in December 2004 and June 2005 following our private placement of $30.0 million and $25.0 million, respectively, of trust preferred securities. Interest expense for the same period in the prior year was primarily related to a note payable associated with a prior acquisition, which was repaid in full in the third quarter of 2004.
Liquidity and Capital Resources
Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries, including our insurance company subsidiaries.
There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of September 30, 2005, we had $5.6 million of cash at the holding company level and $3.9 million of cash and cash equivalents at our non-insurance company subsidiaries.
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
The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At September 30, 2005, the capital ratios of both of our insurance companies substantially exceeded the risk-based capital requirements. As of September 30, 2005, the capital ratios of both of our insurance companies exceeded the highest level for regulatory action under the risk-based capital guidelines.
On October 11, 2005, A.M. Best Co. affirmed the financial strength rating of B+ (Very Good) of our insurance subsidiaries, Affirmative Insurance Company and Insura. All rating outlooks of our insurance companies have been changed from stable to positive. Our rating of B+ (Very Good) is the sixth highest of 15 rating levels.
Our operating subsidiaries’ primary sources of funds are premiums received, commission and fee income, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.
Net cash provided by operating activities was $57.1 million for the nine months ended September 30, 2005, as compared to net cash provided by operating activities of $43.3 million for the same period in 2004. The change in the operating cash flow was principally due to a net increase in insurance related items of $18.7 million such as collections of premiums and commissions receivable, payments of losses and loss adjustment expenses and unearned premiums. This increase was offset by increased federal income tax payments in 2005 of $6.2 million and the decrease in accounts payable and other accrued expenses of approximately $6.7 million, as well as an increase in our deferred tax asset of $6.7 million. In 2004, the increase in accounts payable and other accrued expenses were principally due to increases in agent commissions, premium tax accrual and miscellaneous increases due to timing differences of payments at September 30, 2004, which were all lower in 2005.

Net cash used in investing activities was $31.5 million for the nine months ended September 30, 2005, as compared to net cash used in investing activities of $78.6 million for the same period in 2004. The decrease in cash used in investing activities was primarily due to our $64.3 million capitalization into our insurance companies following our initial public offering in July 2004, offset by the $29.0 million capital contribution from the private placement of trust preferred securities issued in December 2004, which were invested in 2005.
We invest our insurance portfolio funds in highly rated fixed income securities. Our portfolio is managed by an outside investment advisor in compliance with investment policies provided by us. Information about our investment portfolio is as follows:

	As of
	September 30,	December 31,
($ in thousands)	2005	2004

Invested assets	$179,256	$159,661
Tax equivalent book yield	4.24%	4.03%
Average duration in years	3.8	3.8
Average S&P rating	AA+	AA+
Net cash used in financing activities was $4.6 million for the nine months ended September 30, 2005, as compared to net cash provided by financing activities of $57.1 million for the same period in 2004. The increase in cash used in financing activities was primarily related to the cash used of $28.0 million to purchase our treasury stock, offset by the $24.4 million received from the private placement of the trust preferred securities, net of fees, in June 2005, to fund this purchase. In addition, the remaining change was related to a principal payment in 2004 on a note payable of $10.0 million, primarily offset by proceeds of $67.5 million received from our initial public offering in 2004.
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
Credit facility. On August 6, 2004, we entered into a senior secured credit facility with The Frost National Bank. Under this credit facility, the maximum amount available to us from time to time is $15.0 million, which may include up to $15.0 million under a two-year revolving line of credit, up to $10.0 million in five-year term loans and up to $10.0 million in five-year stand-by letters of credit. The borrowings under our credit facility will accrue interest based on the 90-day LIBOR rate plus 150 basis points and we will pay letter of credit fees based on an annual rate of 75 basis points. Our obligations under the facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of Affirmative Insurance Company. The facility contains certain financial covenants, which include combined ratio, risk-based capital requirement, fixed charge coverage ratio, consolidated net worth and consolidated net income requirements, and other restrictive covenants governing distributions and management changes. The proceeds are available to issue letters of credit securing our obligations under reinsurance agreements, to fund general working capital for our agency operations, capital surplus for our insurance companies and to finance acquisitions activities. During the nine months ended September 30, 2005, we executed letters of credit under this credit facility of approximately $2.3 million to collateralize an assumed reinsurance contract with certain of our reinsurers, all of which were still outstanding as of September 30, 2005. Total fees were approximately $13,000.
Our Credit Agreement requires us to provide the bank with written notification and documents related to certain events. On August 12, 2005 we entered into a First Amendment to Credit Agreement and Waiver of Defaults to the credit facility which amended and waived certain notice requirements of the Credit Agreement and waived all existing defaults and all events of default related to written notice requirements related to certain acquisitions of business in December 2004 and January, February, and July 2005, the repurchase of shares from Vesta in June of 2005, and the issuances of trust preferred securities in December of 2004 and June of 2005. As of September 30, 2005, there were no outstanding loan amounts due under our credit facility, and we are in compliance with all of our financial and other restrictive covenants.
Trust Preferred Securities. On December 21, 2004, our newly formed trust subsidiary, Affirmative Insurance Holdings Statutory Trust I (“Trust Subsidiary I”) completed a private placement of $30.0 million on 30 year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from Trust Subsidiary I and contributed $29.0 million to our insurance companies in order to increase their policyholders’ surplus. The note bears an initial interest rate of 7.545% until December 15, 2009, at which time the securities will adjust quarterly to the 90-day LIBOR rate plus 360 basis points. On June 1, 2005, our newly formed trust subsidiary, Affirmative Insurance Holdings Statutory Trust II (“Trust Subsidiary II”) completed a private placement of $25.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $25.0 million from Trust Subsidiary II and the net proceeds from this borrowing, along with cash from operations, were used to purchase 2,000,000 of our common shares from Vesta. The trust preferred securities, which can be redeemed in whole or in part by the issuer after five years, bear an initial interest rate of 7.792% until June 15, 2010, at which time they will adjust quarterly to the 90-day LIBOR rate plus 355 basis points. As of September 30, 2005, the aggregate balance on these notes was $56.7 million.
New Accounting Pronouncements
In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance with respect to the meaning of other-than temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. In September 2004, the FASB issued a Staff Position, FSP EITF 03-1-1, delaying the effective date for the measurement and recognition guidance included in EITF 03-1, and also issued an exposure draft, FSP EITF 03-1a, which proposes guidance relating to debt securities that are impaired because of interest rate and/or sector spread increases. The delay in the effective date for the measurement and recognition guidance of EITF 03-1 did not suspend existing requirements for assessing whether investment impairments are other-than-temporary. We currently perform an analysis for impairment of investments on a quarterly basis. We do not anticipate that this will have a material impact on our financial statements.
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
Interest rate risk. Our investment portfolio consists of investment-grade, fixed income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general the fair market value of a portfolio of fixed income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The fair value of our fixed income securities as of September 30, 2005 was $179.3 million. The effective duration of the portfolio as of September 30, 2005 was 3.8 years. Should the market interest rates increase 1.0%, our fixed income investment portfolio would be expected to decline in market value by 3.8%, or $6.9 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 3.8%, or $6.9 million, increase in the market value of our fixed income investment portfolio.
Credit risk. An additional exposure to our fixed income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment grade securities and limiting our exposure to a single issuer. As of September 30, 2005, our fixed income investments were invested in the following: U.S. Treasury securities — 2.9%, mortgage-backed securities — 8.5%, corporate securities —13.2%, and tax-exempt securities — 75.4%. As of September 30, 2005, all of our fixed income securities were rated “A-” or better by nationally recognized statistical rating organizations. The average quality of our portfolio was “AA+” as of September 30, 2005.
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
At September 30, 2005, we had a total of $39.9 million of receivables from reinsurers, including $18.6 million gross recoverable from Vesta Fire. Vesta Fire is currently rated “B” (Fair) by A.M. Best. According to our reinsurance agreement, if Vesta Fire’s A.M. Best financial strength rating remained below “B+” we have the right to require Vesta Fire to provide a letter of credit or establish a trust account to collateralize the gross amount due to us from Vesta Fire under the reinsurance agreement. On July 27, 2004, we notified Vesta to establish a trust account collateralizing the amount due to us, due to the fact that Vesta Fire’s A.M. Best rating was below a “B+”. We have $21.8 million currently in a trust account as of September 30, 2005.

As part of the terms of the acquisition of Affirmative Insurance Company and Insura, Vesta has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of September 30, 2005, all such unaffiliated reinsurers had A.M. Best ratings of “A” or better.
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
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005 pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2005 our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
James Hallberg, the former president of InsureOne, our wholly-owned subsidiary, is a defendant, along with three other former employees of InsureOne and two of Hallberg’s family trusts, in an action we brought in the Circuit Court of Cook County, Illinois in December 2003 to enforce non-compete and non-solicitation agreements entered into with those employees. The court entered an interim order prohibiting all the individual defendants, including Hallberg, from hiring any employees of InsureOne or one of our other underwriting agencies. The order is still in effect in the Illinois action until the conclusion of the trial of the Illinois action, which began August 9, 2005. On May 17, 2004, Hallberg filed a counterclaim in the Illinois case seeking unspecified compensatory damages, specific performance, attorneys’ fees and court costs based on causes of action for breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty in connection with Vesta’s original acquisition of the InsureOne business in 2002, the claimant’s employment with InsureOne and our purchase of the 20% minority interest in InsureOne in 2003. We filed a motion to dismiss these counterclaims, which was granted in part and denied in part. Hallberg subsequently filed amended counterclaims based on causes of action for breach of contract, fraud, and breach of fiduciary duty, which were most recently amended on July 12, 2005. The Hallberg family trusts have also asserted a single counterclaim that alleges fraud and breach of fiduciary duty in relation to the purchase of that same 20% minority interest in InsureOne in 2003. This claim had previously been brought by the Hallberg family trusts in the United States District Court for the Northern District of Illinois pursuant to Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Hallberg family trusts voluntarily dismissed that federal action, after the court had granted our motion to dismiss, in order to assert their claim in the Illinois state court litigation as a counterclaim. We have answered those counterclaims, and believe the counterclaims are without merit. We are vigorously contesting the counterclaims and are exercising all rights and remedies available to us.
On May 6, 2004, the former minority owners of our InsureOne retail agency, including the two Hallberg family trust defendants and Hallberg, in his capacity as trustee of one of his family trusts, filed a complaint in the United States District Court for the Northern District of Illinois alleging causes of action against us and three of our executive officers under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as causes of action for fraudulent misrepresentation, negligent misrepresentation and breach of fiduciary duty in connection with our purchase of the plaintiffs’ 20% minority interest in this retail agency in 2003. The plaintiffs sought damages equal to the difference between the amount paid for the 20% interest and the court’s determination of the value of this interest, plus attorneys’ fees and court costs. Defendants filed a motion to dismiss this case, which was granted by the Court on March 8, 2005. The Court’s March 8, 2005 Order dismissed all claims without prejudice and granted plaintiffs 20 days from the date of the order to attempt to replead their claims. On May 2, 2005, plaintiffs filed a motion to voluntarily dismiss this matter without prejudice, which was granted by the Court. As indicated above, two of the Hallberg family trusts have now brought this claim as a counterclaim in the Illinois state action. Thus, the only current action pending is the action in the Illinois state court. Plaintiffs may still bring these claims in federal court at a later date, or alternatively, the plaintiffs may file the state law claims in state court. We believe that the allegations are without merit and are vigorously contesting the claims brought by the Plaintiffs, however, the ultimate outcome of this matter is uncertain.
On May 10, 2005, Instant Auto Insurance Agency of Texas, Inc., now known as A-Affordable Insurance Agency, Inc. (“A-Affordable”), was named as a defendant in an action in the Chancery Court of Cook County, Illinois for breach of contract and an accounting (record review) brought in connection with an Asset Purchase and Sale Agreement between the former and current owners of certain assets of A-Affordable. The defendant’s motion to dismiss for improper venue, answer and counterclaim are all on file with the Court, as is the plaintiffs’ motions to withdraw as counsel for plaintiffs. In an August 11, 2005 preliminary hearing, the Court determined that the plaintiffs’ motion to withdraw would be heard on August 29, 2005 at a pre-calendared status conference. The Court indicated that it would allow the plaintiffs between 2-4 weeks to obtain replacement counsel, and if they fail to do so by the deadline, the Court would consider dismissing the case. On August 29, 2005, the Court allowed Robert F. Coleman & Associates to withdraw as counsel for plaintiffs. On September 19, 2005, Kevin M. Flynn & Associates filed a motion for leave to withdraw as counsel for plaintiffs. On October 12, 2005, the Court granted Flynn’s motion to withdraw as counsel for plaintiffs. Plaintiffs currently do not have legal counsel. The Court also ordered plaintiffs to respond to defendant’s motion to dismiss by November 2, 2005 or the plaintiffs’ case may be dismissed for want of prosecution. As of November 10, 2005, plaintiffs have failed to comply with the Court order to respond. The Court has set a status conference on November 28, 2005. No substantive proceedings have occurred in the case. We believe that the allegations are without merit and are vigorously contesting the claims brought by the Plaintiffs and exercising all available rights and remedies against them, including the filing of a counterclaim; however, the ultimate outcome of this matter is uncertain.
We are the subject of a purported class action in Florida wherein the complaint alleges that we have engaged in a scheme and common course of conduct “to charge policy holders premiums for PIP [Personal Injury Protection] coverage and then to void the policy when the policy holder attempted to make a claim for benefits under the policy by claiming material misrepresentation in the application or lack of cooperation by the insured.” Included in the allegations are claims for breach of contract; breach of fiduciary duty; breach of obligation of good faith, fair dealing and commercial reasonableness; unfair and deceptive acts or practices; and civil conspiracy. Plaintiffs seek certification of the case as a class action, as well as an unspecified amount of compensatory and benefit damages, attorney’s fees, litigation costs, and any other relief the Court deems proper. The action is pending in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. This matter, filed August 29, 2005, is still in the early procedural stages, and as of the date of this publication, the class had not been certified. We believe these allegations are without merit, are vigorously contesting the claims brought by the plaintiffs, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchase of shares of our common stock during the nine months ended September 30, 2005:

	Total		Total Number of	Maximum Number
	Number of		Shares purchased as	of Shares that may
	Shares	Average	part of Publicly	yet be Purchased
	Purchased	Price Paid	Announced Plans or	under the Plans or
Period	(1)	Per Share	Programs	Programs
6/1/2005 - 6/1/2005	2,000,000	$14.00	2,000,000	—

(1)	Under a share repurchase program announced on May 19, 2005, we were authorized to repurchase up to $28.0 million of our common stock from Vesta.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other information
None.

Item 6. Exhibits

a)	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

3.2	Amended and Restated Bylaws of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1 filed with the SEC on June 14, 2004, File No. 333-113793).

4.2	Form of Registration Rights Agreement between Affirmative Insurance Holdings, Inc. and Vesta Insurance Group, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 22, 2005, File No. 000-50795). +

10.2	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 22, 2005, File No. 000-50795). +

10.3	First Amendment to Credit Agreement and Waiver of Defaults between Affirmative Insurance Holdings, Inc. and the Frost National Bank dated August 12, 2005 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed with the SEC on August 15, 2005, File No. 000-50795).

*10.4	Second Amendment to Credit Agreement and Waiver of Defaults between Affirmative Insurance Holdings, Inc. and the Frost National Bank dated September 30, 2005.

*10.5	Separation Agreement and General Release (including Supplemental General Release Agreement attached as Exhibit A) (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on October 13, 2005, File No. 000-50795).

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Management contract, compensatory plan or arrangement.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: November 14, 2005
/s/ Timothy A. Bienek

By: Timothy A. Bienek
Executive Vice President and Chief Financial Officer
(and in his capacity as Principal Financial Officer)

EXHIBITS INDEX

3.1	Amended and Restated Certificate of Incorporation of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

3.2	Amended and Restated Bylaws of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1 filed with the SEC on June 14, 2004, File No. 333-113793).

4.2	Form of Registration Rights Agreement between Affirmative Insurance Holdings, Inc. and Vesta Insurance Group, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 22, 2005, File No. 000-50795). +

10.2	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 22, 2005, File No. 000-50795). +

10.3	First Amendment to Credit Agreement and Waiver of Defaults between Affirmative Insurance Holdings, Inc. and the Frost National Bank dated August 12, 2005 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed with the SEC on August 15, 2005, File No. 000-50795).

*10.4	Second Amendment to Credit Agreement and Waiver of Defaults between Affirmative Insurance Holdings, Inc. and the Frost National Bank dated September 30, 2005.

*10.5	Separation Agreement and General Release (including Supplemental General Release Agreement attached as Exhibit A) (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on October 13, 2005, File No. 000-50795).

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Management contract, compensatory plan or arrangement.