Form 10-K
period 2005-12-31
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2006-04-11
CIK 1282543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer ☐                Accelerated Filer ☑                Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2005), based on the price at which the common equity was last sold on such date ($15.85): $110,939,000.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: the number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 17, 2006 was 15,432,557
a) Documents Incorporated By Reference
Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2006 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days from December 31, 2005.

Affirmative Insurance Holdings, Inc.

Part I
Item 1. Business
Affirmative Insurance Holdings, Inc., headquartered in Addison, Texas, was incorporated in 1998 and completed an initial public offering of its common stock in July 2004. We are a growing producer and provider of non-standard personal automobile insurance policies to individual consumers in highly targeted geographic markets. Non-standard personal automobile insurance policies provide coverage to drivers who find it difficult to obtain insurance from standard insurance companies due to their lack of prior insurance, age, driving record, limited financial resources or other factors. Nonstandard personal automobile insurance policies generally require higher premiums than standard policies for comparable coverage. We currently offer our products and services in 13 states, including Texas, Illinois, California and Florida. Based upon information from A.M. Best, the 13 states in which we operate collectively represent approximately 57% of the non-standard personal automobile insurance market, consisting of approximately $20.7 billion in direct premiums written in 2004. We believe the states in which we operate are among the most attractive non-standard personal automobile insurance markets due to a number of factors, including size of market and existing regulatory and competitive environments.
All financial information herein gives effect to the restatement described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Notes 2 and 26 to our consolidated financial statements.
Between 2001 and 2003, our continuing operations consisted of underwriting and retail agencies that produced non-standard personal automobile insurance policies for various insurance companies, including those of our then largest stockholder Vesta Insurance Group. During this period, our total agency revenues grew from $6.2 million to $146.5 million, and our total agency pretax income grew from a loss of $3.1 million to pretax income of $20.9 million. Substantially all of this growth was achieved through the acquisition of six regionally-branded underwriting agencies and/or retail agencies in 2001 and 2002, coupled with our subsequent implementation of disciplined underwriting, pricing and claims practices.
For periods prior to December 31, 2003, we also managed Vesta’s non-standard personal automobile insurance business and Vesta reported the financial results of this business in a separate financial reporting segment. As discussed below, as of December 31, 2003, Vesta transferred to us two insurance companies and all future economic interest in Vesta’s non-standard personal automobile insurance business. From 2000 to 2003, Vesta reported that the total revenues for their non-standard personal automobile insurance business grew from $14.6 million to $192.3 million, earned premium grew from $10.2 million to $167.4 million and pretax income grew from $3.9 million to $9.2 million.
Our historical revenues prior to January 1, 2004, consisted primarily of commissions and fees earned by our underwriting agencies for premiums they produced. Beginning January 1, 2004, our revenues also include net premiums and investment income earned by our insurance companies because we began retaining the premiums produced by our underwriting agencies and other unaffiliated underwriting agencies that were previously ceded to Vesta. For the year ended December 31, 2005, our insurance companies recorded net premiums written of $315.5 million, or 98.2% of our gross premiums written, as compared to $215.3 million for the year ended December 31, 2004, representing 76.4% of gross premiums written in that year. Our insurance companies’ statutory surplus as of December 31, 2005 was $129.5 million as compared to $139.3 million as of December 31, 2004. Our decrease in surplus is primarily due to an increase in nonadmitted assets of $17.5 million and $5.0 million in dividends paid to us offset by our 2005 statutory net income of $7.5 million and an increase in net deferred income tax of $6.5 million.
On June 14, 2005, Vesta entered into a Stock Purchase Agreement with New Affirmative LLC, for the sale by Vesta of 5,218,228 shares of our common stock. New Affirmative was formed for the purpose of acquiring, holding, voting and disposing of the shares of our common stock acquired in connection with the Stock Purchase Agreement and any shares of our common stock that New Affirmative may acquire in the future. New Affirmative is (i) 50% owned by DSC AFFM, LLC, an entity controlled by DSC AFFM Manager LLC, the sole managing member of DSC AFFM, and Andrew G. Bluhm, the managing member of DSC AFFM Manager, and (ii) 50% owned by Affirmative Investment LLC, an entity owned, in part, by the Enstar Group, Inc., and controlled by Affirmative Associates LLC, the sole managing member of Affirmative Investment, and J. Christopher Flowers, the sole member and manager of Affirmative Associates. Simultaneously with the closing of the transactions contemplated by the Stock Purchase Agreement: (1) DSC AFFM contributed 1,459,699 shares of our common stock which were previously acquired in open market transactions by members of DSC AFFM and subsequently contributed to DSC AFFM, to New Affirmative and (2) Affirmative Investment contributed 1,183,000 shares of the Company’s Common Stock, previously acquired by it in open market transactions, to New Affirmative. Vesta completed the sale to New Affirmative on August 30, 2005. As of December 31, 2005, New Affirmative owned 7,860,927 shares of our common stock, or approximately 50.9% of our common stock outstanding.
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
As of December 31, 2005, our subsidiaries included two insurance companies licensed to write insurance policies in 34 states, four underwriting agencies and five retail agencies with 179 owned retail store locations and 45 franchised retail store locations serving 13 states. These threeoperating components often function as a vertically integrated unit, capturing the premium, and associated risk, and commissions and fees generated from the sale of an insurance policy. There are other instances, however, when each of our operations functions with unaffiliated entities on an unbundled basis, either independently or with one or both of the other two operations. For example, as of December 31, 2005, our insurance companies had relationships with seven unaffiliated underwriting agencies that design, distribute and service our policies through their approximately 3,400 independent agencies, and our underwriting agencies distributed insurance policies through approximately 3,000 independent agencies in addition to our 179 owned and 45 franchised retail stores. In addition, our retail stores earn commissions and fees from sales of third party policies.
We believe the ability to unbundle our operations and enter into a variety of business relationships with third parties allows us to maximize sales penetration while managing growth strategies and industry cycles better than if we employed a single, vertically integrated operating structure.
Historically, we have measured the total premiums written from which we derive commissions by our underwriting agencies or premiums by our insurance companies as our “total controlled premium”. Total controlled premium differs from gross written premiums in that total controlled premium includes all business produced by our agencies, both affiliated and unaffiliated, whereas gross written premium includes only business that is written or assumed by our insurance companies. Total controlled premium has been an important measure of our performance in the past because we were not retaining 100% of the business produced by our agencies, but our agencies earned commissions and fee-based revenues on the business that we did not retain. Since we currently retain most of the business written by our agencies, gross written premium has become a more meaningful measure of our performance.
When cancellations occur, total controlled premium is reduced by 100% of the cancellation since it reflects 100% of the business. However, gross written premiums are reduced only by the portion of the cancellations that pertain to the retained business. Therefore, current year cancellations of premiums produced in the prior year on those programs that are currently less than 100% retained by our insurance companies will reduce total controlled premium by the total cancellation whereas gross written premium will only be reduced by the retained portion. When we retain 100% of premiums written for consecutive years, total controlled premium and gross written premium are the same.
The following table displays our total controlled premium and gross premiums written by distribution channel for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

	Total Controlled			Gross Premiums
	Premium			Written
	2005	2004	2003	2005	2004	2003
Our underwriting agencies:
Our retail stores	$114,660	$121,526	$117,849	$116,425	$102,414	$84,671
Independent agencies	159,269	177,591	157,325	159,823	96,409	53,161

Subtotal	273,929	299,117	275,174	276,248	198,823	137,832

Unaffiliated underwriting agencies	63,933	108,193	110,548	44,654	82,962	5,989
Other	—	—	—	302	(60)	7,074

Total	$337,862	$407,310	$385,722	$321,204	$281,725	$150,895

Of the $321.2 million that was written or assumed by our insurance companies, $101.1 million was written by Old American County Mutual Fire Insurance Company, an unaffiliated Texas county mutual insurer, but 100% assumed by our insurance companies.
Our Strengths
Our mission is to create and sustain superior returns for our stockholders through both soft and hard markets. We believe that we have developed certain strengths that may help us achieve our mission, including:
•	Underwriting discipline. We are committed to pricing and underwriting standards that are designed to meet or exceed our targeted underwriting profit margins. We couple analysis of information from our databases with continuous competitive market review to respond appropriately with changes in our pricing, product structures and underwriting guidelines. We implemented eight rate level or product changes in six states during the year ended December 31, 2005. Our strategy utilizes focused adjustments to rate levels and underwriting guidelines that make our products more attractive to producers and customers in market segments where we desire growth. In addition, we employ proprietary pricing segmentation and product differentiation methods. For example, during 2005 we successfully launched our first tiered, credit-based product in Missouri, and as a result, production in Missouri has significantly increased from the period prior to the credit product release. On February 27, 2006, we launched a credit-based product in Texas and, while it is too early to tell how production in Texas has been affected, we will continue to monitor the progress. We plan to continue to rollout this product in other states throughout 2006. We also improved segmentation in Texas by increasing the number of rating territories from 83 to 127 and adjusting selected limits and driver class factors.
•	Flexible operating model. We believe that our ability to deploy and manage multiple distribution channels and our relationships with unaffiliated third parties enable us to operate more profitably through both soft and hard markets. During hard markets we believe our operating model of managing multiple distribution channels allows us to maximize the distribution of insurance policies by our insurance companies at underwriting margins that we believe to be attractive. In soft markets, we believe our retail stores’ relationships with unaffiliated insurance companies will allow us to generate increased commission and fee revenue from the increased sales of third-party policies. For example, for the year ended December 31, 2005, 29.1% of our retail stores’ commission and fee income, or $14.2 million, was generated through the sales of non-standard personal automobile insurance polices issued by unaffiliated insurance companies as well as through the sales of certain other complementary insurance products and ancillary non-insurance products and services. For the year ended December 31, 2004, the comparable numbers were 20.6% of our retail stores’ commission and fee income or $9.3 million. In softer markets, the ratio between unaffiliated commissions to affiliated commissions will increase. We believe this flexible operating model is unique in the non-standard personal automobile insurance marketplace and differentiates us from our competitors.

•	Established retail brands. Our retail stores operate under established brands in each of their respective markets, which we believe provides us with a competitive advantage in attracting customers. Our largest retail store brands are InsureOne® and A-Affordable®, which have been operating in their markets for 17 years and 15 years, respectively. We have established the designated market area, or DMA, as the fundamental marketing focus in our retail operations. The DMA concept was developed by A.C. Nielsen & Co., to define groupings of mutually exclusive television marketing areas for advertising purposes. For the 2004-2005 season, Nielsen has recognized 210 DMAs in the United States, ranked in size according to estimated television households in each market. Managing our retail brands on a DMA-by-DMA basis, in contrast to the traditional state-by-state marketing approach that is common practice in our industry, facilitates the concentration of our advertising and brand support activities, giving us the opportunity to more cost-effectively leverage each of our regional brands.

•	Effective claims handling techniques. We believe that a significant key to our success is the implementation of uniform “best practices” claims handling processes that are regularly measured, audited and upgraded. For example, all of our new claims employees are trained to handle claims according to our claims management process, regardless of prior claims experience or other qualifications. In addition, we have developed a claims system that flags potential fraudulent claims in the initial reporting process and these claims are automatically transferred to our special investigation unit for additional review. We believe our processes allow us to effectively pay valid claims and dispute fraudulent claims in a timely manner.

•	Acquisition expertise. We believe our industry includes a large number of small-and medium-size companies, which presents an opportunity and potential for industry-wide consolidation. Our management team has significant expertise in identifying and acquiring non-standard personal automobile insurance retail and underwriting agency operations. Since 2001, we have acquired nine retail and/or underwriting agencies.
Our Growth Strategy
Our growth strategy, which includes a strong commitment to organic growth coupled with acquisition activity, is comprised of the following elements:
•	Increase sales through existing retail stores. We intend to expand brand awareness and increase sales within our DMAs primarily through the extension of our advertising initiatives and grass roots marketing efforts. We believe that strengthening our existing brands will result in increased prospect calls to and walk-in traffic in our retail stores, ultimately leading to sales growth. In the year ended December 31, 2005, our total media expenditures were $7.2 million, an increase of 7.5% over our total media expenditures in 2004. We also intend to grow our sales volume by implementing targeted advertising initiatives based on the demographics of certain of our DMAs. In 2006, we intend to invest in marketing research and development to help us better understand, target and market to our key demographic groups.

•	Open new retail stores. Our management team monitors each of our DMAs to identify attractive locations to open new retail stores. In addition, we may seek to enter new DMAs by opening new retail stores. For example, during 2005, we opened three additional retail stores under our A-Affordable brand in two existing DMAs .

•	Leverage and develop independent agency relationships. We believe that by maintaining strong product positioning and service standards, our underwriting agencies have the ability to create significant independent agency loyalty, which results in increased sales by our existing independent agency force. Further, we are committed to building new relationships with other independent agencies in order to expand our overall distribution network in the most cost-effective manner. As of December 31, 2005, our underwriting agencies had distribution contracts with approximately 3,000 independent agencies, compared with approximately 2,500 independent agencies as of December 31, 2004 and approximately 1,800 independent agencies as of December 31, 2003. Additionally, with the significant network of independent agency relationships that we already have established, we are focused on achieving an increased level of production per producing agency.

•	Expand relationships with unaffiliated insurance companies. We intend to cultivate new relationships with unaffiliated insurance companies that desire to distribute their non-standard personal automobile insurance products through our underwriting agencies and retail stores. Additionally, although we do not consider it significant to our growth strategy, we may consider opportunities to increase our premium volume by establishing new relationships with unaffiliated underwriting agencies with established customer bases. In December 2005, we contracted with two new unaffiliated underwriting agencies to produce additional premiums in California, Arizona and Utah.

•	Offer new complementary and ancillary products. In order to generate additional revenues in our retail stores, we offer certain complementary third-party insurance and ancillary non-insurance products that appeal to our existing customers. Our retail managers monitor customer preferences and feedback within each of our DMAs in order to adjust or expand our complementary and ancillary product offering.

•	Engage in acquisitions. We will continue to identify and evaluate acquisition prospects in new DMAs or that help us cost-effectively strengthen our geographic presence or brand awareness within our DMAs. In markets where we currently own a strong brand, we will look for opportunities to acquire and re-brand competing retail locations, as this may be a more efficient alternative to opening new retail stores. For instance, in 2005, in the Dallas-Fort Worth DMA, we acquired several retail stores near current locations and rolled the two books of business together to create more profitable locations and/or filled in areas where we did not have a retail presence. In other DMAs where our retail operations are new or relatively small, we may seek to acquire a retail operation with more established brand recognition than ours and re-brand our existing retail operations accordingly. This was done during the first quarter of 2005, where we acquired 12 retail stores, of which 11 were in the Houston DMA and re-branded these stores to our A-Affordable brand.
Acquisition History
In 2001, 2002, 2004 and 2005 we acquired seven underwriting and/or retail agencies operating in eight states that we believed possessed the characteristics that enhanced our growth. We believe that it is important to manage the integration of the underwriting agency operations of each of these acquisitions, consolidating underwriting, policy administration, claims handling and related functions and systems. The sales strategy, operating policies, marketing initiatives and performance targets of each of our acquired retail operations are coordinated under the direction of our centralized retail management team. We manage our underwriting agencies and retail operations of acquired properties to facilitate this centralization and have imposed more disciplined underwriting, pricing and claims handling practices. The following describes each of these seven acquisitions:
•	Space Coast. In October 2001, we purchased a 74.5% interest in Space Coast Holdings, Inc., the parent company of a Melbourne, Florida-based underwriting agency that underwrites and services non-standard personal automobile insurance policies sold by independent agencies located in Florida. Space Coast had distribution contracts with 533 independent agencies as of December 31, 2005, 557 independent agencies as of December 31, 2004 and 433 independent agencies as of December 31, 2003. Our current ownership interest in Space Coast is 73.0% with the remaining 27.0% owned by the management team of Space Coast. However, in March 2006, we completed the acquisition of the minority ownership interest (27%) of Space Coast. Consequently, our current ownership interest in Space Coast is 100%.
•	A-Affordable. In October 2001, we acquired substantially all of the assets of A-Affordable Insurance Agency, Inc. A-Affordable’s Dallas-based underwriting and retail agencies underwrite and service non-standard personal automobile insurance policies sold exclusively through branded retail stores located in the Dallas-Fort Worth, Houston, San Antonio, and three smaller DMAs. During 2005, we expanded the A-Affordable brand by opening and acquiring eleven stores in the Houston DMA, four stores in the Dallas-Fort Worth DMA, and one store in south Texas. As an offset to the expansion, we merged one store in the Houston DMA into an existing store and closed five stores in the smaller DMA’s. As of December 31, 2005, there were 64 retail stores operating under the A-Affordable brand, 54 retail stores operating under the brand as of December 31, 2004 and 46 retail stores operating under the brand as of December 31, 2003.
•	InsureOne. In January 2002, Vesta acquired substantially all of the assets of InsureOne Independent Insurance Agency, Inc. and certain related entities, which Vesta transferred to us as of December 31, 2002. The Chicago-based InsureOne underwriting and retail agencies underwrite and service non-standard personal automobile insurance policies sold in Illinois, Missouri and Indiana by independent agencies as well as by its own branded retail stores. InsureOne’s retail business operates under the InsureOne retail brand in the Chicago, Kansas City, Indianapolis and Rockford DMAs, as well as in five smaller DMAs in Illinois, and under the Yellow Key® retail brand in the St. Louis DMA. InsureOne distributed policies through 84 retail stores and 893 independent agencies as of December 31, 2005, 86 retail stores and 704 independent agencies as of December 31, 2004 and 86 retail stores and 656 independent agencies as of December 31, 2003.
•	American Agencies and Harbor. In January 2002, we acquired American Agencies General Agency, Inc., as well as certain non-standard personal automobile insurance assets of Harbor Insurance Group, Inc. and certain of its subsidiaries. The assets of Harbor Insurance Group, Inc. were subsequently merged into American Agencies General Agency, Inc. This combined operation is a Dallas-based underwriting agency that underwrites and services non-standard personal automobile insurance policies sold by independent agencies located in Texas and New Mexico. American Agencies and Harbor had distribution contracts with 1,382 independent agencies as of December 31, 2005, 1,127 independent agencies as of December 31, 2004 and 683 independent agencies as of December 31, 2003.
•	Driver’s Choice. In August 2002, we acquired Driver’s Choice Insurance Services, LLC, which owns underwriting and retail agencies that underwrite and service non-standard personal automobile policies sold in South Carolina by branded retail stores as well as by independent agencies in three DMAs. Driver’s ChoiceSM distributed policies through six retail stores as of December 31, 2005, and five retail stores as of December 31, 2004 and December 31, 2003. Driver’s Choice distributed policies through 146 independent agencies as of December 31, 2005, 95 independent agencies as of December 31, 2004 and 30 independent agencies as of December 31, 2003.
•	Fed USA. In December 2004, we acquired certain assets of Fed USA Retail, Inc., which owns retail agencies that produce and service non-standard personal automobile policies sold in Florida by 25 owned and branded retail stores in three DMAs as of December 31, 2005 and 24 owned and branded retail stores in three DMAs as of December 31, 2004. We also acquired certain assets of Fed USA Franchising, Inc., which produces and services policies sold in Florida through 45 franchised retail stores in four DMAs as of December 31, 2005 and 42 franchised retail stores in four DMAs as of December 31, 2004.
•	IPA. In July 2005, we acquired the assets of IPA, LLC, an underwriting agency, which underwrites and services non-standard personal automobile insurance policies sold by independent agencies located in Michigan. IPA had distribution contracts with 113 independent agencies as of December 31, 2005.

Our Insurance Products
Our insurance company products. We issue non-standard personal automobile insurance policies through Affirmative Insurance Company and Insura Property and Casualty Insurance Company (“Insura”), our two Illinois-domiciled insurance company subsidiaries. Our insurance companies are licensed to write business in 34 states, although we concentrate our business in 13 states. Our insurance companies possess the certificates of authority and capital necessary to transact insurance business and issue policies, but they rely on both our underwriting agencies and unaffiliated underwriting agencies to design, distribute and service those policies.
Our non-standard personal automobile insurance policies, which generally are issued for the minimum limits of liability coverage mandated by state laws, provide coverage to drivers who find it difficult to obtain insurance from standard insurance companies due to a number of factors, including lack of prior coverage, failure to maintain continuous coverage, age, prior accidents, driving violations, type of vehicle or limited financial resources. We believe that the majority of customers who purchase our non-standard personal automobile insurance policies do not qualify for standard policies because of financial reasons, such as the failure to maintain continuous coverage or the lack of flexible payment options in the standard market. Over 70% of the drivers who purchased our policies in 2005 had no at-fault accidents, moving violations or tickets in the 36 months preceding the date of the quote. In general, customers in the non-standard market have higher average premiums for a comparable amount of coverage than customers who qualify for the standard market, resulting from increased loss costs and transaction expenses, partially offset by the lower severity of losses resulting from lower limits of coverage.
We offer a wide range of coverage options to meet our policyholders’ and agents’ needs. We offer both liability-only policies, as well as full coverage policies, which include first-party coverage for the insured’s vehicle. Our liability-only polices generally include:
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
In addition to our liability-only coverage, the full coverage policies we sell include:
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
Our policies are designed to be priced to allow us to achieve our targeted underwriting margin while at the same time meeting our customers’ needs for low down payments and flexible payment plans. We offer a variety of policy terms ranging from one month to one year. Our policy processing systems and payment plans enable us to offer a variety of payment plans while minimizing the potential credit risk of uncollectible premium. We offer discounts for such items as proof of having purchased automobile insurance within a prescribed prior time period, maintaining homeowners insurance, or owning a vehicle with safety features or anti-theft equipment; we also surcharge the customer for traffic violations and accidents, among other things.
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
Ancillary non-insurance products and services. Our retail stores offer non-insurance products and services designed to appeal to our customers, including prepaid cellular telephones and prepaid local telephone, long distance calling card services and income tax services. While commission and fee revenues from sales of these products and services have not been meaningful, we believe that these products and services will attract additional customers to our stores and will provide an additional means of generating commission income with minimal incremental cost to us.

Distribution and Marketing
Most of the policies issued by our insurance companies use the services of our underwriting agencies, which perform or supervise all of the administrative functions associated with the design, sale and subsequent servicing of a non-standard personal automobile insurance policy. Our underwriting agencies provide the following services in exchange for commissions and fees:
•	product design and management services, including the development, pricing and market positioning of non-standard personal automobile insurance policies;
•	distribution services, including marketing and distribution, independent agency development and support and policy issuance;
•	policy administration services, including premium billing and collection, endorsement processing, accounting and financial reporting;
•	claims handling services, including claims settlement, adjuster auditing and special investigations; and
•	supervision of unaffiliated underwriting agencies, including oversight of each unaffiliated underwriting agency’s underwriting, policy administration, claims handling and related operations.
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
As of December 31, 2005, seven unaffiliated underwriting agencies, which in turn distributed policies through an aggregate of approximately 3,400 independent agencies, produced business for our insurance companies. In the year ended December 31, 2005, these seven unaffiliated underwriting agencies produced $44.7 million of gross premiums written by our insurance companies or by Vesta insurance companies acting in a transitional fronting capacity in states where we are currently not licensed. This is significantly less than produced for us in the year ended December 31, 2004, when five unaffiliated underwriting agencies produced $83.0 million of gross premiums written by our insurance companies or by Vesta insurance companies. This reduction is primarily due to run-off of two of our programs in California and programs in Alabama, Georgia and Utah. The unaffiliated underwriting agencies we contract with in Alabama, Georgia and Utah received regulatory approval for licensing of their insurance companies from these states and are transitioning policies to their own insurance companies. We anticipate further reductions in premiums written by those unaffiliated underwriting agencies.
Our retail stores. Our retail stores serve as direct sales and customer service outlets for insurance companies and other vendors. As of December 31, 2005, we employed approximately 350 licensed sales personnel who sell products and services directly to individual consumers through 179 of our owned and branded retail stores. In addition we distribute products through 45 franchised retail stores. In contrast to the traditional state-by-state marketing approach that is a common practice in our industry, we have established the DMA as the fundamental marketing focus in our retail operations. As of December 31, 2005, our retail stores were located in 24 DMAs in seven states. The following charts list the geographic locations of our owned retail stores by DMA and by state as of December 31, 2005:

	Retail		Retail
DMA	Stores	State	Stores

Chicago	55	Illinois	60
Dallas/Fort Worth	28	Texas	64
Houston	22	Florida	25
Miami / Ft. Lauderdale	14	Missouri	14
Kansas City	8	Indiana	10
St. Louis	8	South Carolina	6

Orlando	8	Total	179

San Antonio	6
Other	30

Total	179

We operate our retail stores under five brand names — A-Affordable, Driver’s Choice, Fed USA®, InsureOne and Yellow Key — that are well established in their respective DMAs. Previous owners of our retail stores invested significant time and resources creating and developing these brands. In addition, we continue to extend brand awareness through yellow pages advertisements, television and radio advertising campaigns and print advertisements that emphasize our down payments, flexible payment plans, convenient neighborhood locations and customer service, all of which is designed to generate walk-in traffic in, or telephone inquiries to, our retail stores. Since our retail business is highly dependent on advertising, segmenting our geographic markets into DMAs allows us to more efficiently concentrate these advertising and brand support activities.

We lease retail stores located in strip malls or other visible locations on major thoroughfares where we believe our customers drive or live. Our retail stores provide customer contact at the point of sale, and most policy applications are completed in the retail stores. After completion of the initial insurance transaction, our customers often revisit these stores to make premium payments. During 2005, customers made approximately 67% of their installment payments at our retail locations. This direct contact gives us an opportunity to establish a personal relationship with our customers, who in our experience generally prefer face-to-face interaction, and helps us provide quality and efficient service and identify opportunities to provide additional products and services.
Our retail stores predominantly sell non-standard personal automobile insurance policies issued by our insurance companies. For the year ended December 31, 2005, the total commissions and fees earned by our retail agencies were $48.9 million, of which $14.2 million, or 29.1%, was generated through the sales of non-standard personal automobile policies issued by unaffiliated insurance companies as well as through the sales of certain other complementary insurance products and ancillary non-insurance products and services and not eliminated in consolidation.
Independent agencies. Our underwriting agencies also appoint independent agencies to sell insurance policies to individual customers. We believe that selling insurance policies through the independent agency distribution channel, in addition to selling through our retail stores, helps us better leverage our resources to maximize sales of our insurance companies’ policies when underwriting conditions are favorable. In 2005, our underwriting agencies utilized approximately 3,000 independent agencies to sell the policies that they administer and these independent agencies were responsible for 58.1% of the gross written premiums produced by our underwriting agencies. In 2005, no one independent agency accounted for more than 2.6% of the gross written premiums produced by our underwriting agencies, and only two independent agencies accounted for more than 1.0% of these gross premiums written. The ability of our underwriting agencies to develop strong and mutually beneficial relationships with independent agencies is important to the success of our multiple distribution strategy. We believe that strong product positioning and service standards are key to independent agency loyalty. We foster our independent agency relationships by providing them our agency interface software applications designed to strengthen and expand their sales and service capabilities for our products. These software applications provide our independent agencies with the ability to service their customers’ accounts and access their own commission information. We maintain strict and high standards for call answering and abandonment rate service levels in our customer service call centers. We believe the level and array of services that we offer our independent agencies creates value in their businesses.
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
Pricing and Product Management
We believe that our product management approach to risk analysis and segmentation is a driving factor in maximizing underwriting performance. We employ a product management approach that requires the extensive involvement of product managers who are responsible for the profitability of a specific state or region, with the direct oversight of rate-level structure by our most senior managers. Our product managers are experienced insurance professionals with backgrounds in the major functional areas of the insurance business — accounting, actuarial, claims, information technology, operations, pricing, product development and underwriting. In addition to broad insurance industry knowledge, all our product managers have extensive experience in the non-standard personal automobile insurance market, which enables them to develop products to meet the distinctive needs of non-standard customers. On average our product managers have 22 years of experience in the insurance industry and 13 years of experience in the non-standard personal automobile insurance market.
Our product managers work with our actuaries who provide them with profitability and rate assessments. These actuarial evaluations are combined with economic and business modeling information and competitive intelligence monitored by our product managers to be proactive in making appropriate revisions and enhancements to our rate levels, product structures and underwriting guidelines. As part of our pricing and product management process, pricing and underwriting guidelines and policy attributes are developed by our product managers for each of the products that we administer and products underwritten by our insurance companies through underwriting agencies. These metrics are monitored on a weekly, monthly and quarterly basis to determine if there are deviations from expected results for each product. Based on the review of these metrics, our product managers make revisions and enhancements to products to assure that our underwriting profit targets are being attained.
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
Claims Management
We believe that effective claims management is critical to our success. To this end, we have adopted a metrics-driven and customer-focused claims management process that we believe is cost efficient, delivers the appropriate claims service and produces superior claims results. Our claims management process is focused on controlling claims from their inception, accelerating communication to insureds and claimants, and compressing the cycle time of claims to control both loss costs and claims handling costs. We believe our process provides the appropriate level of customer service and results in the appropriate handling of claims, allowing us to cost-effectively pay valid claims and contest fraudulent claims.

As of December 31, 2005, our claims management operation consisted of a staff of 213 employees, including adjusters, appraisers, special investigators, auditors and claims administrative personnel. We conduct our claims management operations out of two major regional claims centers in Chicago and Dallas that are responsible for handling claims in their region and two smaller branch offices responsible for individual programs. Our national claims practices group manages certain claims management functions, such as litigation management, total loss, salvage, subrogation and audit , on a national basis, which we believe produces greater efficiencies than can be achieved at the regional or local levels.
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
Our claims management process is designed to handle legitimate claims efficiently while defending against those without merit or that are fraudulent. Potentially fraudulent claims are identified through our fraud awareness program, which is designed to educate our claims employees and others throughout the organization of fraud indicators. Potentially fraudulent claims are referred to our special investigation unit, where suspicious claims are investigated and fraudulent claims are contested. As part of this strategy, we have aligned ourselves with a key industry vendor, who provides us with software that delivers data on injuries sustained in motor vehicle collisions. This tool is important in helping us identify potentially exaggerated injury claims and achieve what we believe are more appropriate settlements.
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
We will allow claims to go to litigation in matters such as value disputes and questionable liability and we will defend appropriate denials of coverage. We generally retain outside defense counsel to litigate such matters. We negotiate fee arrangements with retained defense counsel that are aimed at limiting our litigation costs. We have built a limited staff counsel operation for those areas in which there is a sufficient volume of claims to make staff counsel economical. Whether using outside defense counsel or staff counsel, our claims professionals manage the litigation process rather than ceding control to an attorney. Cases are constantly reviewed to adjust the litigation plan if necessary, and all cases going to trial are reviewed in committee to assess the value of trial or settlement.
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
We record loss reserves to cover our estimated ultimate liability for reported and incurred but not reported losses under insurance policies that we write and for loss and loss adjustment expenses relating to the investigation and settlement of claims. We estimate liabilities for the cost of losses and loss adjustment expenses for both reported and unreported claims based on historical trends adjusted for changes in loss costs, underwriting standards, policy provisions and other factors. Estimating the liability for unpaid loss and loss adjustment expense is inherently a matter of judgment and is influenced by factors that are subject to significant variation. We monitor items such as the effect of inflation on medical, hospitalization, material repair and replacement costs, general economic trends and the legal environment. While the ultimate liability may be higher or lower than recorded loss reserves, the loss reserves for personal auto coverage can be established with a greater degree of certainty in a shorter period of time than that associated with many other property and casualty coverages which, due to the nature of the coverage being provided, take a longer period of time to establish a similar level of certainty.
Vesta transferred our insurance company subsidiaries to us on December 31, 2003. Before this time, these insurance companies had ceded 100% of the business that they wrote to Vesta Fire as part of an intercompany reinsurance agreement. In connection with a reinsurance restructuring agreement, Vesta Fire retained all liability with respect to any losses and allocated loss adjustment expenses occurring on or prior to December 31, 2003 on policies issued by our insurance companies, and retained all corresponding loss and loss adjustment expense reserves as of December 31, 2003. As a result, as of December 31, 2003, our insurance companies had no net loss or loss adjustment expense reserves. In connection with the acquisition of our insurance companies from Vesta, this reinsurance agreement was terminated as of December 31, 2003, and our insurance companies began accruing losses and loss adjustment expenses, subject only to third-party reinsurance arrangements, for reported and incurred but not reported losses for insurance policies issued or assumed by our insurance companies after December 31, 2003. Therefore, due to the termination of this 100% reinsurance agreement as of December 31, 2003, our insurance companies have recorded losses and loss adjustment expenses in their respective statements of operations beginning January 1, 2004. Although Vesta Fire remains liable as a reinsurer for all of our insurance companies’ losses and loss adjustment expenses associated with these policies occurring on or prior to December 31, 2003, we are subject to primary liability with respect to these policies. Consequently, we face exposure to credit risk with respect to Vesta Fire’s ability to satisfy its obligations to us. Vesta Fire is currently rated “C++” (Marginal) by A.M. Best. According to our reinsurance agreement, if Vesta Fire’s A.M. Best financial strength rating remains below “B+” we have the right to require Vesta Fire to provide a letter of credit or establish a trust account to collateralize the gross amounts due to us from Vesta Fire under these reinsurance agreements. On July 27, 2004, we notified Vesta to establish a trust account collateralizing the gross amount due to us, due to the fact that Vesta Fire’s A.M. Best rating was below a “B+”. At December 31, 2005, we recorded $18.5 million in receivable from reinsurers due from Vesta related to this agreement. This receivable is collateralized by $22.0 million that is held in a trust account. We also included $7.2 million in Other Assets that represents a receivable from Vesta as part of the original transfer to us of our insurance companies at December 31, 2003. Vesta’s management has indicated that they believe that this amount has been settled, although they are unable to demonstrate any such payment, and that they will need additional supporting documentation from us to verify that they have not previously paid this amount in connection with settlements for other subsequent treaty periods. We have consulted with Vesta’s management and agreed to provide them with the supporting reconciliations for all inception-to-date payments from December 31, 2003 through December 31, 2005 in order to help satisfy Vesta that this amount has not been settled and is still outstanding. We believe that our documentation will definitively support our position and that, as a result, Vesta will ultimately pay this liability. Should payment not be forthcoming, we are confident that we will prevail upon pursuing our other available options.
At December 31, 2005, $25.6 million was included in amounts due to reinsurers that reflects the amounts we owe to Vesta. We have $23.5 million in securities to collateralize this payable.
The following table provides a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses, presented in conformity with generally accepted accounting principles, or GAAP, for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)

Balance at the beginning of the period	$93,030	$58,507	$64,677
Less: Reinsurance recoverable	43,363	58,507	64,677

Net balance as of the beginning of the period	49,667	—	—
Incurred related to:
Current year	199,953	128,969	—
Prior years	(8,745)	—	—
Paid related to:
Current year	120,080	79,302	—
Prior years	20,723	—	—

Net balance as of the end of the period	100,072	49,667	—
Plus: Reinsurance recoverable	19,169	43,363	58,507
Plus: Deposits	7,699	—	—

Balance at the end of the period including deposits	$126,940	$93,030	$58,507

Our loss, loss adjustment expense reserves and deposit liabilities of $126.9 million on a gross basis and $106.5 million on a net basis are our best estimates as of December 31, 2005. The analysis provided by our independent opining actuaries indicated that their expected range for the ultimate liability for our loss and loss adjustment expense reserves, as of December 31, 2005, was between $111.5 million and $130.7 million on a gross basis and between $92.8 million and $108.1 million on a net basis.
The following table presents, on a GAAP basis, the development of reserves for unpaid losses and loss adjustment expenses from 1995 through 2005 for our insurance company subsidiaries, net of reinsurance recoveries or recoverables. The first line of the table presents the reserves at December 31 for each indicated year. This represents the estimated amounts of losses and loss adjustment expense for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to us. The upper portion of the table presents the cumulative amounts subsequently paid as of successive years with respect to those claims.

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

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(in thousands)
Net liability for unpaid losses and LAE:
Originally estimated	$28,395	$28,350	$—	$—	$1,215	$3,493	$—	$—	$—	$49,667	$100,072
Cumulative paid as of December 31,
One year later	13,173	25,385	—	—	1,210	3,493	—	—	—	20,723
Two years later	26,082	25,239	—	—	1,339	3,493	—	—	—
Three years later	25,975	25,239	—	—	1,339	3,493	—	—
Four years later	25,975	25,239	—	—	1,339	3,493	—
Five years later	25,975	25,239	—	—	1,339	3,493
Six years later	25,975	25,239	—	—	1,339
Seven years later	25,975	25,239	—	—
Eight years later	25,975	25,239	—
Nine years later	25,975	25,239
Ten years later	25,975

Liability reestimated as of December 31,
End of year	28,395	28,350	—	—	1,215	3,493	—	—	—	—	—
One year later	28,308	25,385	—	—	1,339	3,493	—	—	—	41,115
Two years later	26,082	25,239	—	—	1,339	3,493	—	—	—
Three years later	25,975	25,239	—	—	1,339	3,493	—	—
Four years later	25,975	25,239	—	—	1,339	3,493	—
Five years later	25,975	25,239	—	—	1,339	3,493
Six years later	25,975	25,239	—	—	1,339
Seven years later	25,975	25,239	—	—
Eight years later	25,975	25,239	—
Nine years later	25,975	25,239
Ten years later	25,975

Net cumulative redundancy/ (deficiency)	$2,420	$3,111	$—	$—	$(124)	$—	$—	$—	$—	$8,552	$—
The following table is a reconciliation of our net liability to our gross liability for loss and loss adjustment expenses:

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(in thousands)
As originally estimated:
Net liability shown above	$28,395	$28,350	$—	$—	$1,215	$3,493	$—	$—	$—	$49,667	$100,072
Add reinsurance recoverable	3,068	3,854	73,674	71,338	65,693	46,818	43,345	64,677	58,507	43,363	19,169
Gross liability	31,463	32,204	73,674	71,338	66,908	50,311	43,345	64,677	58,507	93,030	119,241

As re-estimated as of December 31, 2005
Net liability shown above	25,975	25,239	—	—	1,339	3,493	—	—	—	41,115
Add reinsurance recoverable	(439)	(256)	59,217	62,185	62,036	55,661	49,942	71,269	55,322	40,184
Gross liability	25,536	24,983	59,217	62,185	63,375	59,154	49,942	71,269	55,322	81,299

Gross cumulative redundancy / (deficiency)	$5,927	$7,221	$14,457	$9,153	$3,533	$(8,843)	$(6,597)	$(6,592)	$3,185	$11,731

As a result of the 100% quota share reinsurance contract with Vesta Fire, all loss and loss adjustment expenses reserves of our insurance companies as of December 31, 2003 were reinsured by Vesta Fire. In addition, Vesta Fire remains liable for all losses and loss adjustment expenses for losses occurring on or prior to December 31, 2003.
Investments
As of December 31, 2005, we had total invested assets of $210.8 million, which are summarized in the following table:

		% of Total
	Fair Value	at Fair Value
	(dollars in millions)
Fixed Maturities, available for sale	$210.3	99.8%
Short term investments	0.5	0.2%

Total	$210.8	100.0%

As of December 31, 2005, our fixed income investments were invested in the following: U.S. Treasury securities — 2.5%, mortgage-backed securities — 6.3%, corporate securities —11.1%, and municipal securities — 80.1%. As of December 31, 2005, all of our fixed income securities were rated “A-” or better by nationally recognized statistical rating organizations. We attempt to mitigate interest rate risk by managing the duration of our fixed income portfolio to a target range of three to four years. As of December 31, 2005, the effective duration of our fixed income investment portfolio was 3.8 years.
Our investment strategy is to conservatively manage our investment portfolio by investing in readily marketable, investment grade fixed income securities. We currently do not invest in common equity securities and we have no exposure to foreign currency risk. As of December 31, 2005, our investment portfolio was managed by The Frost National Bank. The Investment Committee of our board of directors has established investment guidelines and periodically reviews portfolio performance for compliance with our guidelines.
Our Investment Committee reviewed our investment portfolio in December 2005 and decided to realign a portion of our investment portfolio in order to better align our portfolio with our historical claims life. We determined that the identified securities would not fully recover prior to the expected sale date, therefore the securities were deemed other-than-temporarily impaired in December 2005 when the decision to sell was made. The identified securities were in compliance with our investment guidelines prior to the review by the Investment Committee.

As of December 31, 2005, the $210.3 million in fixed maturities includes $134.8 million in securities that had been identified by the Investment Committee of the Board of Directors as securities to be sold. The $134.8 million reflects the fair market value of such securities after $1.7 million in losses were recognized in December 2005.
Reinsurance
Overview. We selectively utilize the reinsurance markets to increase our underwriting capacity and to reduce our exposure to losses. Reinsurance refers to an arrangement in which a reinsurer agrees in a contract to assume specified risks written by an insurance company, commonly referred to as the “ceding” company, by paying the insurance company all or a portion of the insurance company’s losses arising under specified classes of insurance policies. We cede premium and losses to reinsurers under quota share reinsurance arrangements, pursuant to which our reinsurers agree to assume a specified percentage of our losses in exchange for a corresponding portion of the policy premiums we receive.
As of December 31, 2005, Affirmative Insurance Company had two quota share reinsurance agreements in place for active programs where the cession ranged from 25% to 100%. In Florida, our underwriting agency, Space Coast Underwriters, produces business on behalf of Affirmative Insurance Company, and 25% of the business is ceded to FolksAmerica. In Georgia, Affirmative Insurance Company serves as direct front for an unaffiliated underwriting agency to which 100% of the business is ceded to their insurance company.
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
Vesta’s Non-Standard Automobile Insurance Business. Prior to December 31, 2003, all of Vesta’s direct and assumed non-standard personal automobile insurance policies were issued by various insurance company subsidiaries of Vesta and by Old American County Mutual Fire Insurance Company (“Old American”) and were reinsured by Vesta Fire pursuant to 100% quota share reinsurance contracts. As a result of this reinsurance, the historical financial statements prior to January 1, 2004 of Affirmative Insurance Company and Insura include only certain revenues, primarily policy fees that were not ceded to Vesta Fire.
Effective December 31, 2003, our insurance company subsidiaries entered into a series of reinsurance transactions with the insurance company subsidiaries of Vesta that effectively transferred to us all future economic interest in Vesta’s non-standard automobile insurance business. Vesta restructured its internal reinsurance to effectively cede to Affirmative Insurance Company and Insura all of the premiums, losses and loss adjustment expenses earned or incurred after December 31, 2003 on Vesta’s non-standard personal automobile insurance policies previously reinsured by Vesta Fire. With respect to policies that were originally issued by Affirmative Insurance Company or Insura, representing approximately $108.8 million of gross premiums written in 2003, this involved a termination of the internal reinsurance on a cut-off basis, meaning that Vesta Fire as reinsurer retained its loss and loss adjustment expense reserves as of December 31, 2003 and remains liable for any losses incurred on or prior to December 31, 2003 on policies issued by Affirmative Insurance Company and Insura as well as any subsequent development of loss and loss adjustment reserves related to those losses. The unearned premium liability related to the in-force policies originally issued on Affirmative Insurance Company and Insura as of December 31, 2003 was transferred back to Affirmative Insurance Company and Insura and a ceding commission refund was paid to Vesta Fire in the form of 812,404 shares of our common stock.
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
We are continuing our transition of the non-standard personal automobile business written on all Vesta insurance company subsidiaries to Affirmative Insurance Company and Insura. During this transitional period Affirmative Insurance Company or Insura will reinsure the new and renewal policies written by the Vesta insurance company subsidiaries through a 100% quota share reinsurance agreement, whereby Affirmative Insurance Company will assume 100% of the underwriting results of the Vesta insurance subsidiaries related to non-standard personal automobile polices produced by our underwriting agencies.
The following table reflects the premiums ceded and assumed under reinsurance agreements in our consolidated financial statements:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Direct premiums written	$173,776	$182,562	$115,437
Assumed premiums	147,428	99,163	35,458

Gross premiums written	321,204	281,725	150,895
Ceded premiums written	(5,706)	(66,469)	(95,300)

Net premiums written	$315,498	$215,256	$55,595

The amount of unpaid loss and loss adjustment expenses and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations are as follows:

	As of December 31,	As of December 31,
	2005	2004
	(dollars in thousands)
Affiliate
Loss and loss adjustment expense	$—	$23,815
Unearned premiums	—	656

Total	$—	$24,471

Non affiliate
Loss and loss adjustment expense	$19,169	$18,087
Unearned premiums	3,137	13,530

Total	$22,306	$31,617

For the year ended December 31, 2005, we have ceded $29.2 million of paid losses and $6.1 million of incurred losses and loss adjustment expense to various reinsurers. For the year ended December 31, 2004, we ceded $47.5 million of paid losses and $49.1 million of incurred losses and loss adjustment expense to various reinsurers.
2005 Reinsurance Program. Effective January 1, 2005, we reduced to zero the amount of business we ceded to our reinsurers on all business written through our underwriting agencies in Illinois, Indiana, Missouri, New Mexico and South Carolina. Our insurance companies retained 100% of this business.
Effective January 1, 2005, we entered into two quota share reinsurance agreements with Old American County Mutual Fire Insurance Company, where we will assume 100% of the business written through our underwriting agencies in Texas.

Effective May 1, 2005, we amended our quota share reinsurance agreement entered into on May 1, 2004 to continue ceding 25% of the business written through our Florida underwriting agency to the unaffiliated reinsurer at substantially the same terms and conditions. This contract continues in force until terminated by us or our reinsurer at April 30 of any given year with not less than 90 days prior notice. The reinsurance under this agreement is provided by Folksamerica, which is rated “A” by A.M. Best.
Effective August 1, 2005, we entered into novation agreements with several unaffiliated reinsurers who participated in a quota share reinsurance agreement in which we also participate. Pursuant to these agreements, we were substituted in place of these reinsurers assuming all rights, interests, liabilities and obligations related to the original quota share reinsurance agreement. As a result of these novation agreements, our participation in the original reinsurance agreement increased from 5% to 100%. In consideration for our assumption of their liabilities, these reinsurers agreed to pay us an amount equal to their share of the liabilities of the original quota share agreement as of July 31, 2005. We received cash in the amount of $14.2 million in relation to this novation. The terms of this reinsurance agreement did not meet the risk transfer requirements according to FAS 113, therefore, this contract was accounted for as deposits according to the guidelines of SOP 98-7, “Deposit Accounting for Insurance and Reinsurance Contracts that do not Transfer Insurance Risk”. Under deposit accounting, the deposit liability should be adjusted based on the adjusted amount and timing of the cash flows. Changes in the carrying amount of the deposit liability should be reported as income or expense as appropriate. For the year ended December 31, 2005, we recognized $477,000 in our insurance segment related to this novation.
As of August 1, 2005, we recorded the following amounts related to this novation (dollars in thousands):

As of August 1,
2005
Assets
Premiums and fees receivable	$711
Receivable from reinsurer	13,786
DAC	149

$14,646

Liabilities
Deposit liabilities	$11,130
Unearned premium	596
Other liabilities	2,920

$14,646

The entry above includes approximately $2.9 million of contingent commission that is payable to our MGA and is therefore eliminated in consolidation.
Effective August 1, 2005, we entered into novation agreements with several unaffiliated reinsurers related to an assumed aggregate excess of loss reinsurance agreement for business produced in Texas by one of our underwriting agencies, written by Old American and ceded to the reinsurers. During, 2005, we had executed letters of credit under our credit facility of approximately $2.3 million with these reinsurers, all of which were released on December 1, 2005 (See Note 8 to our consolidated financial statements contained elsewhere in this report).
Effective October 1, 2005, we entered into commutation agreements with several unaffiliated reinsurers who participated in a quota share reinsurance agreement in which we were the direct writer. Pursuant to these agreements, we were substituted in place of these reinsurers assuming all rights, interests, liabilities and obligations related to the original quota share reinsurance agreement. In consideration for our assumption of their liabilities, these reinsurers paid us an amount equal to their share of the liabilities of the original quota share agreement as of September 30, 2005. As of December 31, 2005, we have received $4.5 million in relation to this commutation. As of October 1, 2005, we recorded the following amounts related to this commutation (dollars in thousands):

As of October 1,
2005
Assets
Receivable from reinsurer	9,576
DAC	44

$9,620

Liabilities
Loss and loss adjustment expense	$9,462
Unearned premium	158

$9,620

Quota share reinsurance for business produced through unaffiliated underwriting agencies is specific to each unaffiliated underwriting agency. We maintain control on the selection of reinsurers and the terms and conditions of reinsurance contracts.
All of our initial quota share reinsurance agreements contain provisions for sliding scale commissions, under which the commission paid to us varies with the loss ratio results under each contract. The effect of this feature in the quota share reinsurance agreements is to limit the reinsurers’ aggregate exposure to loss and thereby reduce the ultimate cost to us as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by us. Before entering into these reinsurance agreements, and based on our prior operating history, we concluded that each agreement met the risk transfer test of SFAS No. 113 as the reinsurers assume significant risk and have a reasonable possibility of a significant loss.
Affirmative Insurance Company, a wholly-owned subsidiary, is a party to a 100% quota share reinsurance agreement with The Hawaiian Insurance & Guaranty Company, Ltd. (“Hawaiian”), which is ultimately a wholly-owned subsidiary of Vesta. On November 4, 2004, Hawaiian was named among a group of four other named defendants and twenty unnamed defendants in a complaint filed in the Superior Court of the State of California for the County of Los Angeles alleging causes of action as follows: enforcement of coverage under Hawaiian’s policy of an underlying default judgment plaintiff obtained against Hawaiian’s former insured, who was denied a defense in the underlying lawsuit due to his failure to timely pay the Hawaiian policy premium; ratification and waiver of policy lapse and declaratory relief against Hawaiian; breach of implied covenant of good faith and fair dealing against Hawaiian with the plaintiff as the assignee of the insured; intentional misconduct as to the defendant SCJ Insurance Services; and professional negligence as to the defendants Prompt Insurance Services, Paul Ruelas, and Anthony David Medina. SCJ Insurance Services, Prompt Insurance Services, Paul Ruelas, and Anthony David Medina are not affiliated with Affirmative. The plaintiff sought to enforce an underlying default judgment obtained against Hawaiian’s insured on September 24, 2004 in the amount of $35,000,643, and additional bad faith damages including punitive damages in the amount of $35,000,000. Affirmative Insurance Company, as a party to a 100% quota share reinsurance agreement, is sharing in the defense of this matter.
On August 8, 2005, we were served a copy of Plaintiff’s Second Amended Complaint, which added a cause of action for fraud and deceit against all defendants, and a cause of action for negligent misrepresentation against Hawaiian and SCJ Insurance Services.
On January 31, 2006, the Court absolved Hawaiian and SCJ Insurance Services of all counts filed against them in this litigation on the trial court level by virtue of court order on motions for summary judgment that were submitted by both Hawaiian and SCJ Insurance Services. The trial judge has denied a request by plaintiff for an interlocutory appeal of the judge’s ruling on the motions for summary judgment for both Hawaiian and SCJ Insurance Services. Defendants Prompt Insurance Services, Paul Ruelas and David Medina remain in the litigation, and the outcome as to such defendants is uncertain. Should plaintiff seek to appeal, Hawaiian and the other defendants thereto will vigorously contest and exercise all available rights and remedies against any such appeal.
Information Technology
We have grown through acquisitions of significant, branded non-standard retail agencies and underwriting agency operations, and in doing so have inherited a number of disparate legacy policy and claim systems. In 2003 we retired one policy and claim system by successfully migrating that book of business to our most fully integrated functional system. We now operate six policy and three claim systems with the bulk of our business written on two core AS-400 systems.
For the long term, we believe that an enterprise platform for policy and claims administration would allow us to operate more efficiently while at the same time effectively absorbing the business of potential new acquisitions. However, in the shorter-term, our current technology, which is spread across various platforms, does support and enable our business model by providing sharing of information between our retail stores, independent agents, underwriting, back-office operations and claims. Examples of our current proprietary systems are as follows:
•	Claims administration. ACT II is our primary claims administration system. This system was internally developed with significant user input into the design. The system offers integrated imaging for workflow, data storage and retrieval purposes. ACT II allows us to offer real time claims handling at each desktop and enables us to investigate and promptly resolve all valid claims. This claims system is integrated with the policy system providing coverage verification and policy status. The system maintains all notes, diaries and provides automated on-line management reports on claims features and service levels. In September 2005, we began the migration of four of our existing claims systems to ACT II. The conversions and transitions were successfully completed in November 2005. We believe that the integration of all of our claims systems to ACT II will enable us to improve efficiencies, consolidate claims functions and ease our transition to one enterprise system. Over time, we hope to replace this system with an enterprise platform for policy and claims administration to be developed or acquired.
•	Sales office automation. All of our retail agencies have desktop systems that provide point of sale quoting and application generation. When a policy is written with one of our insurance companies, our policyholders leave our retail agencies with a completed application, declarations page and insurance identification card along with their policy. We believe this once and done point of sale process allows us to provide enhanced service to our customers.
•	Payment processing. Since our retail stores are located in convenient neighborhood locations, many of our customers will stop at their local store to make their premium payments. To streamline this process we internally developed a proprietary system, Maestro, that is tied in with our policy system that receipts and tracks payments taken in our retail stores, effectively streamlining cash handling. Maestro also offers real-time reporting from the retail store locations.
•	AffirmativeInsurance.com; AmericanProducer.com. This website was internally developed for our independent agent partners to provide them with an efficient way to quote, generate and upload applications, upload payments and view policy status online. We believe this tool allows our independent agencies to better service our customers in real time and provides them with the ability to better manage their business written with us.

Due to our longer term desire to consolidate to one common IT platform for all our entities, in 2003 we embarked upon an extensive RFP process in search of an enterprise system solution. In February 2004, we chose an outside vendor to implement an enterprise system platform for all of our entities that included a business information warehouse, with a database system in which all policy and claim data was stored in a table-driven format with transaction level detail. During 2004 and 2005, we provided supplementary programming specifications for the system and began testing various components of the system provided by this outside vendor.
We planned to introduce this new enterprise system utilizing a phased approach during the latter half of 2005 with the intent to replace our current policy and claims systems by the end of 2006. However, in the fourth quarter of 2005, management determined that the outside vendor had not met the terms of the license agreement and had breached the contract. We have since initiated litigation alleging fraudulent inducement, breach of contract, breach of the covenant of good faith and fair dealing, and are requesting declaratory and supplemental relief against the vendor, as further described in “Item 3. Legal Proceedings”. As a result, we have written down to zero the amounts capitalized on this project in 2005 in the amount of $2.4 million. At present, we do not expect to be in a position to introduce this system before the end of 2006, if at all. During 2006, we will evaluate our alternatives, including, but not limited to, selecting a new vendor to develop software for us, licensing software already developed for the non-standard automobile insurance industry or re-negotiating our agreement with the existing outside vendor.
Our IT systems are decentralized with many diverse applications throughout the Company. This decentralization has created challenges in creating and maintaining a consistent and effective IT control environment. As connection with our evaluation of our IT systems’ operational and financial applications as part of management’s assessment of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, we identified control deficiencies that represent a material weakness in our internal control over financial reporting as of December 31, 2005. Specifically, the deficiencies included (i) the inadequate design, documentation and enforcement of internal access security policies and procedures, and (ii) ineffective change management controls designed to prevent errors and irregularities with our primary operational applications. Access is not adequately restricted to ensure that unauthorized individuals do not have access to add, change or delete the underlying premiums, claims, or accounting data. To remediate this material weakness, we have implemented new policies and procedures to ensure that proper access controls are maintained and monitored. We have increased the supervisory control over access controls, centralizing it for more direct monitoring. In some instances, we have adjusted system configurations and incorporated software tools where appropriate to limit and restrict the ability of system users to enter, change and view data and that to provide a detailed history of changes to key elements of the data. We have also implemented more stringent change management processes and established accountabilities for system testing, migration and monitoring.
Data Warehouse Initiative. Our goal is to have all policy and claim data stored in a single data warehouse for easy retrieval, analysis and reporting. Throughout 2006, we will be identifying the best vendor or system to use for the data warehouse project and transitioning our existing data to the new data warehouse. During this transition period, our current systems will continue to use their existing data base systems. Prior to any data migration, we will perform significant testing as necessary to ensure data integrity. We will then implement the data warehouse in a phased approach to confirm that it is functioning as intended.
Data Center Consolidation and Outsourcing Initiative. We are in the process of identifying a partner for outsourcing our data centers. Our intentions are to consolidate our two major data centers into one professionally managed and secure site. We believe that this project will permit us to maximize flexibility and scalability of our infrastructure model to reduce investments in long term capital assets, significantly improve our infrastructure performance and reliability and better focus our internal resources on our core competencies. As with our approach to the data warehouse, we will use caution in identifying a potential partner including site visits and customer referrals.
Infrastructure and Telecommunication Improvements. During the later part of 2005 and into 2006, we have made and will continue to make major upgrades to our internal infrastructure and supporting systems. These include an upgrade to the Addison Network, including replacement of legacy servers and switches and overall modernization of wiring and connectors, a hardware and software upgrade to our Citrix Network, a similar upgrade to our Telephone Switch and initiation of a Microsoft Enterprise Licensing Agreement.
Competition
The non-standard personal automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete based on factors such as the convenience of retail store locations, price, coverages offered, availability of flexible down payment arrangements and billing plans, customer service, claims handling and agent commission. We compete with other insurance companies that sell non-standard personal automobile insurance policies through independent agencies as well as with insurance companies that sell such policies directly to their customers. Our retail agencies and the independent agencies that sell our insurance products compete both with these direct writers and with other independent agencies. Therefore, our competitors are not only large national insurance companies, such as The Progressive Corporation, The Allstate Corporation, State Farm Mutual Automobile Insurance Company, GEICO, Farmers Insurance Group and American International Group, Inc. but also smaller regional insurance companies and independent agencies, such as Infinity Property & Casualty Corporation, Direct General Corporation, First Acceptance Corporation and Bristol West Holdings, Inc., that operate in a specific region or single state in which we operate. Based upon data compiled from A.M. Best, we believe that, as of December 31, 2004, the top ten insurance groups accounted for approximately 70% of the approximately $36.4 billion non-standard market segment, measured in annual direct premiums written.
The non-standard personal automobile insurance industry historically has been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. In the late 1990s, many nonstandard personal automobile insurers attempted to capture more business by reducing rates. We believe that these industry-wide rate reductions, combined with increased costs per claim during the period, contributed to the deterioration of industry loss ratios in the years 1999 through 2001. We believe that in 2002 through 2004, the underwriting results in the non-standard personal automobile insurance business improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers, including us. In late 2004, and continuing through 2005, increased price competition and excess underwriting capacity produced a softening market. These fluctuations in the non-standard personal automobile insurance business cycle may negatively impact our profitability.
Some of our competitors have substantially greater financial and other resources than we have and may offer a broader range of products or competing products at lower prices. In addition, existing competitors may attempt to increase market share by lowering rates and new competitors may enter this market, particularly larger insurance companies that do not presently write non-standard personal automobile insurance in our markets. As a result, we may experience a reduction in our underwriting margins or sales of our insurance policies may decrease as individuals purchase lower-priced products from other insurance companies. A loss of business to competitors offering similar insurance products at lower prices or having other competitive advantages would negatively affect our revenues and net income.
In addition to selling policies for our own insurance companies, our retail stores offer and sell non-standard personal automobile insurance policies both for our insurance companies and for unaffiliated insurance companies. As a result, our insurance companies compete with these unaffiliated insurance companies for sales to the customers of our retail stores. If the competing insurance products offered by an unaffiliated insurance company are priced lower or have more attractive features than the insurance policies offered by our insurance companies, customers of retail stores may decide not to purchase insurance policies from our insurance companies and may instead purchase policies from the unaffiliated insurance company. A loss of business by our insurance companies resulting from our retail stores selling relatively more policies of unaffiliated insurance companies and fewer policies of our insurance companies would negatively affect our earned premiums, although, instead we would earn commissions and fees from the unaffiliated insurance companies, and could negatively affect net income.
Ratings
The A.M. Best Company rates insurance companies based on factors of concern to policyholders, including a company’s financial strength and ability to meet its obligations to policyholders. A.M. Best has currently assigned our insurance company subsidiaries ratings of “B+” (Very Good), which is the sixth highest of the fifteen rating categories ranging from “A++” (Superior) to “F” (In Liquidation). Publications of A.M. Best indicate that the “B+” rating is assigned to those companies that in A.M. Best’s opinion have a good ability to meet their current obligations to policyholders. This rating reflects A.M. Best’s opinion of our ability to pay claims and is not an evaluation directed to investors regarding an investment in our common stock. In evaluating a company’s financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. Our insurance companies’ ratings are subject to change at any time and may be revised downward or revoked at the sole discretion of A.M. Best.
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
Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. Our insurance companies paid $5 million in dividends during 2005. Without regulatory approval, the aggregate maximum amount of dividends that can be paid in 2006 to us by our insurance company subsidiaries is approximately $7.2 million.
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
Periodic financial and market conduct examinations. The state insurance departments that have jurisdiction over our insurance company subsidiaries may conduct on-site visits and examinations of the insurance companies’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurance companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination or assessing fines or other penalties against that company. Our insurance companies are currently undergoing a routine financial examination by the Illinois Department of Insurance.
Recent regulatory developments. In 2003, legislation was passed in Texas that has been described as comprehensive insurance reform affecting the homeowners and automobile insurance business. With respect to non-standard personal automobile insurance, the most significant provisions provide for additional rate regulation and limitations on the use of credit scoring and territorial distinctions in underwriting and rating risks. In the fiscal year ended December 31, 2005, approximately 28.4% of our total controlled premium from non-standard personal automobile insurance policies produced on behalf of our insurance companies and other unaffiliated insurance companies we represent were issued to customers in Texas. Currently, all of these policies are written by Old American, an unaffiliated insurance company, and 100% assumed by our insurance companies. We and many of our competitors contract with Texas county mutual insurance companies primarily because these entities are allowed the flexibility of multiple rate plans. Even though the Texas Commissioner of Insurance has been given broader rulemaking authority under the new law, to date, we have experienced little impact in the design and pricing flexibility of our products. The county mutual system remains flexible and continues to meet our needs.

Employees
As of December 31, 2005, we employed 1,203 employees. Our employees are not covered by any collective bargaining agreements.
Where You May Find More Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read any materials we file with the SEC free of charge at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Copies of all or any part of these documents may be obtained from such office upon the payment of the fees prescribed by the SEC. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The address of the site is www.sec.gov. This Form 10-K, including all exhibits thereto and amendments thereof, has been filed electronically with the SEC. Our web site is www.affirmativeholdings.com. No information from this web site is incorporated by reference herein. You may also obtain copies of our annual, quarterly and current reports, proxy and information statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We post our audit committee charter, compensation committee charter and nominating and corporate governance committee charter as well as our corporate governance guidelines and code of business conduct and ethics on our web site. These documents are available free of charge to any stockholder upon request.
Item 1A. Risk Factors
We face risks in connection with the material weakness resulting from our Sarbanes-Oxley Section 404 management report and any related remedial measures that we undertake.
In conjunction with (i) our ongoing reporting obligations as a public company and (ii) the requirements of Section 404 of the Sarbanes-Oxley Act that management report as of December 31, 2005 on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting, we engaged in a process to document, evaluate and test our internal controls and procedures, including corrections to existing controls and additional controls and procedures that we may implement. As a result of this evaluation and testing process, our management identified several material weaknesses in our internal control over financial reporting. See Item 9A. Controls and Procedures for additional disclosure about the material weaknesses. In response to the material weaknesses in our internal control over financial reporting, we have implemented and will continue to implement additional controls and procedures, including modifying many of our controls and financial reporting processes, and standardizing our IT policies and procedures. These efforts could result in increased cost and could divert management attention away from operating our business. As a result of the identified material weaknesses, even though our management believes that our efforts to remediate and re-test our internal control deficiencies have resulted in the improved operation of our internal control over financial reporting, we cannot be certain that the measures we have taken or we are planning to take will sufficiently and satisfactorily remediate the identified material weaknesses in full.
In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals further material weaknesses or significant deficiencies, the correction of any such material weaknesses or significant deficiencies could require additional remedial measures that could be costly and time-consuming. In addition, the discovery of further material weaknesses could also require the restatement of prior period operating results. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end as to the effectiveness of our control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our independent auditors are unable to express an opinion on the effectiveness of our internal controls), or if we continue to experience material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price and potentially subject us to litigation.
If we fail to effectively upgrade our information technology system, we may not be able to accurately report our financial results or prevent fraud.
As part of our efforts to continue improving our internal control over financial reporting, we plan to upgrade our existing information technology system. We may experience difficulties in transitioning to new or upgraded systems, including loss of data and decreases in productivity as personnel become familiar with new systems. In addition, our management information systems will require modification and refinement as we grow and as our business needs change, which could prolong difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems and respond to changes in our business needs, our operating results could be harmed or we may fail to meet our reporting obligations.
Our largest stockholder controls a significant percentage of our common stock and its interests may conflict with those of our other stockholders.
New Affirmative beneficially owns approximately 50.9% of our outstanding common stock. As a result, New Affirmative exercises significant influence over matters requiring stockholder approval, including the election of directors, changes to our charter documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of New Affirmative with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. New Affirmative’s continued concentrated ownership may have the effect of delaying or preventing a change of control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.
Future sales of our common stock, or the perception that future sales could occur, may adversely affect our common stock price.
As of March 31, 2006, we had an aggregate of 59,567,443 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 3,000,000 shares of our common stock for issuance under our equity incentive plan, of which 1,588,215 shares are issuable upon vesting and exercise of options granted as of March 31, 2006, including options to purchase approximately 213,395 shares exercisable as of December 31, 2005. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the percentage ownership held by our stockholders.
New Affirmative, our largest stockholder, beneficially owns approximately 50.9% of our common stock. New Affirmative has certain demand and piggyback registration rights with respect to the shares of our common stock it beneficially owns. Sales of a substantial number of shares of common stock by our largest stockholder, New Affirmative, or the perception that such sales could occur, could also adversely affect prevailing market prices of our common stock.
Since we are a “controlled company” for purposes of The Nasdaq National Market’s corporate governance requirements, our stockholders will not have, and may never have, the protections that these corporate governance requirements are intended to provide.
Since we are a “controlled company” for purposes of The Nasdaq National Market’s corporate governance requirements, we are not required to comply with the provisions requiring that a majority of our directors be independent, the compensation of our executives be determined by independent directors or nominees for election to our board of directors be selected by independent directors. As a result, our stockholders will not have, and may never have, the protections that these rules are intended to provide. The board of directors has determined that Paul J. Zucconi, Suzanne T. Porter, Thomas C. Davis and Nimrod T. Frazer are independent under The Nasdaq National Market listing standards.
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
In addition, the non-standard personal automobile insurance industry historically has been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. In the late 1990s, many nonstandard personal automobile insurers attempted to capture more business by reducing rates. We believe that these industry-wide rate reductions, combined with increased costs per claim during the period, contributed to the deterioration of industry loss ratios in the years 1999 through 2001. We believe that in 2002 through 2004, the underwriting results in the non-standard personal automobile insurance business improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers, including us. In late 2004, and continuing through 2005, we are seeing increased price competition and excess underwriting capacity indicating a softening market. These fluctuations in the non-standard personal automobile insurance business cycle may negatively impact our profitability.
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
We may incur significant losses if Vesta Fire, which currently has an A.M.Best financial strength rating of “C++” (Marginal) or any of our other reinsurers, do not pay our claims in a timely manner.
Although our reinsurers are liable to us to the extent we transfer risk to the reinsurers, we remain ultimately liable to our policyholders on all risks reinsured. Consequently, if any of our reinsurers cannot pay their reinsurance obligations, or dispute these obligations, we remain liable to pay the claims of our policyholders. In addition, our reinsurance agreements are subject to specified contractual limits on the amounts and types of losses covered, and we do not have reinsurance coverage to the extent our losses exceed those limits or are not of the type reinsured. As of December 31, 2005, we had a total of $28.1 million of receivables from reinsurers, including $18.5 million gross recoverable from Vesta Fire. Vesta Fire currently has been assigned a financial strength rating of “C++” (Marginal) from A.M. Best, which is the ninth highest of 15 rating levels. According to A.M. Best, “C++” ratings are assigned to insurers that have a marginal ability to meet their current obligations to policyholders, and are financially vulnerable to adverse changes in underwriting and economic conditions. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss, which would have a material adverse effect on our business and results of operations.
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
•	Required licensing. We operate under licenses issued by various state insurance authorities. If a regulatory authority denies or delays granting a new license, our ability to enter that market quickly or offer new insurance products in that market might be substantially impaired.
•	Transactions between insurance companies and their affiliates. Transactions between our insurance companies and their affiliates generally must be disclosed to state regulators, and prior approval of the applicable regulator generally is required before any material or extraordinary transaction may be consummated. State regulators may refuse to approve or delay approval of such a transaction, which may impact our ability to innovate or operate efficiently.

•	Restrictions on cancellation, non-renewal or withdrawal. Many states have laws and regulations that limit an insurance company’s ability to exit a market. For example, certain states limit an automobile insurance company’s ability to cancel or not renew policies. Some states prohibit an insurance company from withdrawing from one or more lines of business in the state, except pursuant to a plan approved by the state insurance department. In some states, this applies to significant reductions in the amount of insurance written, not just to a complete withdrawal. These laws and regulations could limit our ability to exit or reduce our writings in unprofitable markets or discontinue unprofitable products in the future.
•	Other regulations. We must also comply with regulations involving, among other things:
•	the use of non-public consumer information and related privacy issues;

•	the use of credit history in underwriting and rating;

•	limitations on the ability to charge policy fees;

•	limitations on types and amounts of investments;

•	the payment of dividends;

•	the acquisition or disposition of an insurance company or of any company controlling an insurance company;

•	involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental charges;

•	SEC reporting;

•	reporting with respect to financial condition; and

•	periodic financial and market conduct examinations performed by state insurance department examiners.
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
For example, in 2003, legislation was passed in Texas that has been described as comprehensive insurance reform affecting the homeowners and automobile insurance business. With respect to nonstandard personal automobile insurance, the most significant provisions provide for additional rate regulation and limitations on the use of credit scoring and territorial distinctions in underwriting and rating risks. In the fiscal year ended December 31, 2005, approximately 28.4% of our total controlled premium was written on policies issued to customers in Texas. Currently, all of these policies are written by Old American, a Texas county mutual insurance company. We and many of our competitors contract with Texas county mutual insurance companies primarily because these entities historically have not been subject to state rate regulation applicable to other insurance companies. Although the new reforms are significant, the primary rate regulation provisions do not apply directly to our business in Texas due to an exemption that applies to certain county mutual insurance companies, including Old American. However, because the Texas Commissioner of Insurance has been given broader rulemaking authority under the new law, we cannot determine the ultimate impact this legislation will have on our business until certain rules are developed by the Commissioner. Any rule changes that would bring the regulation of county mutual insurance companies more closely in line with the regulation of other property and casualty insurance companies conducting business in Texas would likely increase our regulatory costs and reduce our rate flexibility, which could make our relationship with Old American less profitable and prompt us to change the way we underwrite risk in Texas.
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
Any failure by one of our insurance companies to meet the applicable risk-based capital or minimum statutory capital requirements imposed by the laws of Illinois or other states where we do business could subject it to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do. As of December 31, 2005, Affirmative Insurance Company and Insura had total adjusted capital of $129.5 and $23.6 million and exceeded their respective authorized control level risk-based capital by a multiple of 3.2 to 1 and 50.7 to 1, respectively. Insura is a wholly owned subsidiary of Affirmative Insurance Company, therefore Insura’s total adjusted capital is included in Affirmative Insurance Company’s total adjusted capital of $129.5 million.
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
If we are unable to retain and recruit qualified personnel, our ability to implement our business strategies could be hindered.
Our success depends in part on our ability to attract and retain qualified personnel. Our inability to recruit and retain qualified personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, growth and profitability. We do not have key person insurance on the lives of any of our executive officers. Our Nominating and Corporate Governance Committee is presently conducting search for a permanent Chief Executive Officer and has not yet made a recommendation to the Board of Directors.
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
Our business is concentrated in 13 states. For the year ended December 31, 2005, approximately 28.4% of our total controlled premium related to policies issued to customers in Texas, 23.9% to customers in Illinois and 13.5% to customers in California. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it less attractive for us to do business in these states and could have an adverse effect on our financial results.
Our underwriting operations are vulnerable to a reduction in the amount of business written by independent agencies.
For the year ended December 31, 2005, independent agencies were responsible for approximately 58.1% of the total controlled premium produced by our underwriting agencies. As a result, our business depends in part on the marketing efforts of independent agencies and on our ability to offer insurance products and services that meet the requirements of these independent agencies and their customers. Independent agencies are not obligated to sell or promote our products, and since many of our competitors rely significantly on the independent agency market, we must compete with other insurance companies and underwriting agencies for independent agencies’ business. Some of our competitors offer a larger variety of products, lower prices for insurance coverage or higher commissions, and we therefore may not be able to continue to attract and retain independent agencies to sell our insurance products. A material reduction in the amount of business our independent agencies sell would negatively impact our revenues.
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
We estimate that, for the year ended December 31, 2005, 74% of the costs related to our retail store operations were largely fixed, including the leasing costs for our retail space and employee compensation expenses for our sales personnel in the retail stores. If we are unable to maintain our sales volume of non-standard personal automobile policies at our retail stores, we may be forced to close some of our retail store locations or lay off store personnel to manage our fixed expenses. These actions in turn could harm our profitability and likely would detract from our future growth potential.
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
In addition, potential litigation involving new claim, coverage and business practice issues could adversely affect our business by changing the way we price our products, extending coverage beyond our underwriting intent or increasing the size of claims. Recent examples of some emerging issues include a growing trend of plaintiffs targeting automobile insurers in purported class action litigation relating to claims handling practices such as total loss evaluation methodology and the alleged diminution in value to insureds’ vehicles involved in accidents and the relatively new trend of plaintiffs targeting insurers, including automobile insurers, in purported class action litigation which seeks to recharacterize installment fees and other allowed chargers related to insurers’ installment billing programs as interest that violates state usury laws or other interest rate restrictions. The effects of these and other unforeseen emerging claims, coverage and business practice issues could negatively impact our profitability or our methods of doing business.
Adverse securities market conditions can have a significant and negative impact on our investment portfolio.
Our results of operations depend in part on the performance of our invested assets. As of December 31, 2005, $210.8 million of our investment portfolio was invested in fixed income securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities. We attempt to mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. If market interest rates were to change 1.0% (for example, the difference between 5.0% and 6.0%), the fair value of our fixed income securities would change approximately $8.0 million. The change in fair value was determined using duration modeling assuming no prepayments.
We rely on our information technology and telecommunications systems, and the failure of these systems could disrupt our operations.
Our business is highly dependent upon the successful and uninterrupted functioning of our current information technology and telecommunications systems as well as our future integrated policy and claims system. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations, as well as to perform actuarial and other analytical functions necessary for pricing and product development. As a result, the failure of these systems could interrupt our operations and adversely affect our financial results. See Item 9A. Controls and Procedures for additional disclosure about a material weakness in our internal control over financial reporting at December 31, 2005 related to our information technology systems and our remediation process.
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
State insurance laws limit the ability of our insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. In addition, for competitive reasons, our insurance companies need to maintain financial strength ratings which require us to maintain certain levels of capital and surplus in those subsidiaries. The need to maintain these capital and surplus levels may affect the ability of our insurance company subsidiaries to pay dividends to us. Without regulatory approval, the aggregate maximum amount of dividends that can be paid in 2006 to us by our insurance company subsidiaries is approximately $7.2 million. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily indicate an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurance company’s ratings, competitive position, amount of premiums that can be written, and ability to pay future dividends. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies and our rights to participate in any distribution of assets of our insurance company subsidiaries are subject to prior claims of policyholders and creditors, except to the extent that our rights, if any, as a creditor are recognized. As a result, a prolonged, significant decline in the profits of our insurance company subsidiaries or regulatory action limiting dividends could subject us to shortages of cash because our insurance company subsidiaries would not be able to pay us dividends.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease an aggregate of approximately 444,000 square feet of office space for our agencies, insurance companies and retail stores in various locations throughout the United States.
Item 3. Legal Proceedings
We and our subsidiaries are named from time to time as defendants in various legal actions arising in the ordinary course of our business and arising out of or related to claims made in connection with our insurance policies, claims handling and employment related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations, however, the ultimate outcome of these matters is uncertain.
In December 2003 and in February 2004 we brought actions in the Circuit Court of Cook County, Illinois and the District Court for the Eastern District of Missouri, respectively, to enforce non-compete and non-solicitation agreements entered into with James Hallberg, the former president of InsureOne, a wholly-owned subsidiary, and eight former employees of InsureOne and two of Hallberg’s family trusts. Both courts entered interim orders prohibiting all defendants, including Hallberg, from hiring any employees of InsureOne or one of our other underwriting agencies. The order expired in the Missouri action in November of 2004, but is still in effect in the Illinois action until the conclusion of the trial of the Illinois action, which began August 9, 2005. On May 17, 2004, Hallberg filed a counterclaim in the Illinois case seeking unspecified compensatory damages, specific performance, attorneys’ fees and court costs based on causes of action for breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty in connection with Vesta’s original acquisition of the InsureOne business in 2002, the claimant’s employment with InsureOne and our purchase of the 20% minority interest in InsureOne in 2003. We filed a motion to dismiss these counterclaims, which was granted in part and denied in part. James Hallberg subsequently filed amended counterclaims based on causes of action for breach of contract, fraud, and breach of fiduciary duty, which were most recently amended on July 12, 2005. The Hallberg family trusts have also asserted a single counterclaim that alleges fraud and breach of fiduciary duty in relation to the purchase of that same 20% minority interest in InsureOne in 2003. This claim had previously been brought by the Hallberg family trusts in the United States District Court for the Northern District of Illinois pursuant to Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Hallberg family trusts voluntarily dismissed that federal action, after the court granted our motion to dismiss, and asserted their claim in the Illinois state court litigation as a counterclaim. We have answered those counterclaims, and believe the counterclaims are without merit. We are vigorously contesting the counterclaims and are exercising all rights and remedies available to us. On November 9, 2005 upon the close of InsureOne’s side of the case in the Illinois state action, the court ruled that the following counts would remain to be considered until the close of trial: 1) breach of contract by James P. Hallberg; 2) breach of contract by James P. Hallberg Gift Trust and Patricia L. Hallberg Gift Trust; and 3) breach of contract by William Hallberg. Trial has resumed in March, 2006. In the Missouri action, the parties filed a joint motion for voluntary dismissal which was granted by the Court without prejudice and provided for the right of each party to re-file.
On May 6, 2004, the former minority owners of our InsureOne retail agency, including InsureOne’s former president in his capacity as trustee of one of his family trusts, filed a complaint in the United States District Court for the Northern District of Illinois alleging causes of action against us and three of our executive officers under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as causes of action for fraudulent misrepresentation, negligent misrepresentation and breach of fiduciary duty in connection with our purchase of the plaintiffs’ 20% minority interest in this retail agency in 2003. The plaintiffs sought damages equal to the difference between the amount paid for the 20% interest and the court’s determination of the value of this interest, plus attorneys’ fees and court costs. Defendants filed a motion to dismiss this case, that was granted by the Court on March 8, 2005. The Court’s March 8, 2005 Order dismissed all claims without prejudice and granted plaintiffs 20 days from the date of the order to attempt to replead their claims. On May 2, 2005, plaintiffs filed a motion to voluntarily dismiss this matter without prejudice, which was granted by the Court. As indicated, two of the Hallberg family trusts have now brought this claim as a counterclaim in the Illinois state action. Thus, the only current action pending is the action in the Illinois state court.
On May 10, 2005, Instant Auto Insurance Agency of Texas, Inc., now known as A-Affordable Insurance Agency, Inc. (“A-Affordable”), was named as a defendant in an action in the Chancery Court of Cook County, Illinois for breach of contract and an accounting (record review) brought in connection with an Asset Purchase and Sale Agreement between the former and current owners of certain assets of A-Affordable. The defendant’s motion to dismiss for improper venue, answer and counterclaim were filed with the Court, as were the plaintiffs’ motions to withdraw as counsel for plaintiffs. On August 29, 2005, the Court allowed Robert F. Coleman & Associates to withdraw as counsel for plaintiffs. On October 12, 2005, the Court granted Kevin M. Flynn & Associates leave to withdraw as counsel for plaintiffs, thus leaving plaintiffs without counsel. On December 29, 2005, the Court dismissed the case against A-Affordable with prejudice and allowed A-Affordable to voluntarily dismiss its counterclaims against plaintiffs without prejudice to re-filing the same.
We brought action against Business Risk Technology, Inc. and Steven M. Repetti (“BRT”) in the United States District Court for the Southern District of Florida, Fort Lauderdale Division in January, 2006 for fraudulent inducement, breach of contract, breach of the covenant of good faith and fair dealing, and for declaratory and supplemental relief arising from the defendant’s wrongful conduct and contractual breaches. The details of such allegations are set forth in our petition. This action involves our enforcement of certain rights under a software license agreement we entered with BRT wherein BRT promised to develop and provide us with a complete, turnkey software system for use by our various affiliates. Among the requested relief, we are seeking declaratory relief, a return of confidential and proprietary information, monetary damages, punitive damages, attorneys’ fees, and reasonable pre-judgment and post-judgment interest, and any other relief the Court deems just. No substantive proceedings have occurred in the case. We are vigorously prosecuting the claims against the defendants and are exercising all available rights and remedies against them.

We have been named as a co-defendant in a complaint filed by Clarendon which alleges breach of contract, breach of fiduciary duty, waste, fraud and fraudulent conveyance. The complaint alleges that the majority shareholders of Harbor breached its shareholder agreement with Clarendon when it sold certain of Harbor’s assets to us. The alleged breaches are as follows: 1) failing to notify Clarendon of the sale, 2) selling assets at a reduced market value, 3) fraudulently conveying Harbor’s assets to a related party, 4) diverting Harbor’s assets, 5) selling assets for personal shareholder gain to the exclusion of Clarendon, 6) transacting to receive diverted assets for non-compete promises in favor of Affirmative, 7) preventing Harbor from generating income and preventing Clarendon from receiving preferred returns of $2,800,000, 8) violating their fiduciary duties to Clarendon as minority shareholder, 9) failing to act in Harbor’s best interests, and 10) breaching their contract with Clarendon. Clarendon also alleges that Harbor has breached its contract by diluting Clarendon’s ownership of Harbor, and that such dilution cuts off Clarendon’s ability to receive further value and profits from Harbor. Plaintiffs seek $5,942,750.00, attorneys’ fees incurred through trial and appeal, pre- and post-judgment interest, litigation costs, and any other relief the Court deems proper. The action is pending in the United States District Court for the Northern District of Texas, Dallas Division. This matter, filed January 30, 2006, is still in the early procedural stages. We believe these allegations are without merit, are vigorously contesting the claims brought by the plaintiff, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain.
One of our insurance subsidiaries, Affirmative Insurance Company, is the subject of a purported class action in Madison County, Illinois in a second-amended complaint wherein Plaintiff alleges that we committed fraud and misrepresentation by 1) falsely stating “it would pay only a stated fee for a rental car when, in fact, it would pay more than the stated fee;” 2) falsely stating “that a car could be rented for this stated fee when, in fact, a car was not available for rental at this amount;” 3) falsely stating “the facts of the obligation of it and its insureds when one of its insureds was involved in an accident with a third party such as plaintiff and the members of the Class in that it stated that its obligation with respect to a rental car was limited to the stated fee per day it said it would pay when, in fact, its insured might be liable for a greater amount;” and 4) falsely stating “that it would not pay an amount for rental that would allow Illinois consumers to rent a car of the same or similar kind and quality as that which was damaged, when, in fact, it sometimes did pay such an amount.” The plaintiff seeks declaratory relief as to the underlying action, specific relief concerning the class action in the form of various court orders; reasonable attorneys’ fees, compensatory damages in an amount less than $75,000 per class member, and pre-judgment and post-judgment interest. This matter is still in the early procedural stages and as of the date hereof the class had not been certified. We believe these allegations are without merit, are vigorously contesting the claims alleged, and are exercising all available rights and remedies in the defense of this matter; however, the ultimate outcome of this matter is uncertain.
Item 4. Submission of Matters to a Vote of Security Holders
On December 27, 2005, our board of directors approved certain amendments to our 2004 Stock Incentive Plan, subject to approval and adoption by New Affirmative LLC, our majority stockholder. New Affirmative approved by written consent the amendments and adopted the Amended and Restated 2004 Stock Incentive Plan on December 27, 2005. The written consent of New Affirmative represented 50.9% of the shares of common stock eligible to vote. The amendments made to our original stock incentive plan are as follows:
•	To increase the maximum aggregate number of shares of common stock which may be issued upon exercise of all awards under the our original stock incentive plan, including incentive stock options, by 1,500,000 shares, such that the new maximum aggregate number of shares of common stock which may be issued upon exercise of all awards under our Amended and Restated Plan, including incentive stock options, is 3,000,000

•	To amend the definition of “Change in Control.”

•	To eliminate the ability of directors to receive restricted stock in lieu of an annual retainer.

•	To modify transfer restrictions to permit transfer of stock options to a stockholder/principal by a director who is serving as the designated representative of a significant stockholder.

•	To adjust deferral election timing provisions and add a safe harbor exercise/distribution date provision to conform to Section 409A of the Internal Revenue Code if an option or other award is determined to constitute nonqualified deferred compensation that is subject to the requirements of Section 409A of the Internal Revenue Code.

•	To eliminate the ability to grant nonqualified stock options with an exercise price that is less than fair market value of the underlying common stock on the date of grant.

•	To increase the Internal Revenue Code Section 162(m) performance based compensation limit on the maximum number of shares that can be granted as awards to any individual in any calendar year to 250,000 shares.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been traded on the Nasdaq National Market under the symbol “AFFM” since our initial public offering on July 9, 2004. The initial public offering price of our common stock was $14 per share. The following table sets forth, for the periods indicated, the high, low, and closing market prices sales prices for our common stock as reported on the Nasdaq National Market:

				Dividends
				Declared
				and Paid
For the quarter ended:	High	Low	Close	Per Share

September 30, 2004 (1)	$17.20	$14.00	$15.78	$—
December 31, 2004	18.75	15.25	16.84	0.02
March 31, 2005	16.95	13.98	14.75	0.02
June 30, 2005	16.28	12.07	15.85	0.02
September 30, 2005	17.68	14.08	14.56	0.02
December 31, 2005	15.39	12.89	14.59	0.02

(1)	Beginning with Affirmative’s initial public offering on July 9, 2004
Holders
On April 7, 2006, the last quoted sale price of our common stock as reported by the Nasdaq National Market was $12.50 per share, there were 15,432,557 shares of our common stock issued and outstanding and there were 8 known holders of record of our common stock and approximately 1200 beneficial owners.
Dividends
We declared and paid quarterly dividends of $0.02 per common share to stockholders of record during each quarter of 2005. We declared a quarterly dividend of $0.02 per common share on March 8, 2006 for stockholders of record on March 17, 2006 and the dividend will be paid on April 1, 2006. We presently anticipate continuing the payment of quarterly cash dividends.
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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2005 about all of our equity compensation plans. All plans have been approved by our stockholders.

	Number of		Number of securities
	securities to be	Weighted-	remaining available
	issued upon	average	for future issuance
	exercise of	exercise price	under equity compensation
	outstanding	of outstanding	plan (excluding securities
Plan Category	and rights	options	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1998 Omnibus Incentive Plan	722,202	$7.92	—
2004 Stock Incentive Plan	535,950	$14.06	2,464,050

Total	1,258,152	$10.54	2,464,050
On June 1, 2005, we purchased 2,000,000 shares of treasury stock from Vesta for $14.00 per share. We recorded the purchase at cost. The purchase was funded with the proceeds from our new trust preferred securities, as discussed in Note 15, and with cash from operations.
Item 6. Selected Financial Data
The following tables provide selected historical consolidated financial and operating data of Affirmative Insurance Holdings, Inc. as of the dates and for the periods indicated. We have restated our 2004 consolidated statement of operations to reflect the correction of an error in the application of consolidating elimination entries. The restated 2004 consolidated statement of operations conforms to the presentation of the 2005 consolidated statement of operations. A reconciliation of the previously reported 2004 consolidated statement of operations to the restated 2004 consolidated statement of operations follows the Selected Data table below.
In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. We derived our selected financial data as of December 31, 2005, 2004, 2003, 2002 and 2001 and for the years then ended from our audited consolidated financial statements. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(Restated)	(Restated)
	(in thousands, except share and per share data)
					(Predecessor
Statement of Operations Data: (2)					Basis)(1)
Premiums earned	$297,799	$194,341	$—	$—	$—
Commission income and fees	79,615	126,679	103,344	84,907	5,802
Net investment income	5,730	2,327	189	484	1,645
Realized gains (losses)	(1,665)	(8)	451	—	844
Other	—	—	—	—	77

Total revenues	381,479	323,339	103,984	85,391	8,368

Losses and loss adjustment expenses	191,208	128,969	—	—	—
Selling, general and administrative expenses	153,805	148,095	68,755	58,991	9,315
Depreciation and amortization	4,207	4,218	3,575	2,360	738
Interest expense	3,515	588	821	1,012	83

Total expenses	352,735	281,870	73,151	62,363	10,136

Net income (loss) from continuing operations before income taxes, minority interest and equity interest in unconsolidated subsidiaries	28,744	41,469	30,833	23,028	(1,768)
Income tax expense	9,767	15,319	11,025	8,610	608
Minority interest, net of income taxes	672	804	403	703	74
Equity interest in unconsolidated subsidiaries, net of income taxes	—	913	348	—	—

Net income (loss) from continuing operations	$18,305	$24,433	$19,057	$13,715	$(2,450)

Operating Data:
Gross premiums written	$321,204	$281,725	$150,895	$175,294	$36,896
Net premiums written	315,498	215,256	55,595	—	—

Balance Sheet Data:
Cash, cash equivalents and total investments	$258,787	$183,757	$22,896	$9,039	$14,854
Total assets	544,125	521,622	315,208	297,664	120,796
Total liabilities	344,163	316,316	201,831	219,317	76,949
Total Stockholder’s equity	199,962	205,306	113,377	78,347	43,847

Per Share Data:
Earnings per common share:
Basic	$1.16	$1.74	$1.89	$3.87	$(0.71)
Diluted	1.14	1.72	1.88	2.09	(0.71)
Book value per common share	12.96	12.19	9.81	7.81	12.77
Weighted average shares outstanding
Basic	15,774,387	14,018,530	10,082,794	3,543,928	3,432,365
Diluted	15,993,073	14,213,682	10,112,585	6,565,535	3,432,365
Common Shares outstanding	15,432,557	16,838,519	11,557,214	10,031,615	3,432,365

(1)	On December 28, 2001, Vesta increased its ownership interest in us to 92% of the voting power of our capital stock. At that time, we adopted push down accounting. Our statements of operations data for the year ended December 31, 2001 is presented above on our historical basis, as push down accounting was not appropriate prior to December 28, 2001 and no material adjustments exist for the period from December 28, 2001 to December 31, 2001.

(2)	Prior to acquiring our insurance companies effective December 31, 2003, our operations were comprised of our non-standard personal automobile insurance underwriting and retail agency operations. The business written by the insurance companies we acquired from Vesta was 100% reinsured by Vesta Fire in accordance with a quota share reinsurance agreement. As a result of this internal reinsurance, the historical financial statements of Affirmative Insurance Company and Insura included only certain revenues, primarily policy fees that were not ceded to Vesta Fire and excludes the underwriting results of the business ceded.

The following table presents the effect of the restatement on our previously reported consolidated statement of operations for the year ended December 31, 2004. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously Issued Financial Statements for a description of the adjustments included in the restatement. See also Notes 2 and 26 to the consolidated financial statements contained elsewhere herein.

	Year Ended December 31,
	2004	2004	Difference
	(Restated)	(As filed)
	(dollars in thousands)
Net premiums earned	$194,341	$194,341	$—
Commission income and fees	126,679	92,014	34,665
Net investment income	2,327	2,327	—
Realized gains (losses)	(8)	(8)	—

Total Revenues	323,339	288,674	34,665

Losses and loss adjustment expenses	128,969	128,969	—
Selling, general and administrative expenses	148,095	113,430	34,665
Depreciation and amortization	4,218	4,218	—
Interest expense	588	588	—

Total expenses	281,870	247,205	34,665

Net income before income taxes, minority interest and equity interest in unconsolidated subsidiaries	41,469	41,469	—
Income tax expense	15,319	15,319	—
Minority interest, net of income taxes	804	804	—
Equity in unconsolidated subsidiaries, net of income taxes	913	913	—

Net income	$24,433	$24,433	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are an insurance holding company engaged in underwriting, servicing and distributing non-standard personal automobile insurance policies and related products and services to individual consumers in highly targeted geographic areas. Our subsidiaries include two insurance companies, four underwriting agencies, five retail agencies with 179 owned and 45 franchise retail store locations as of December 31, 2005. As of the date of this filing, we offer our products and services in 13 states, including Texas, Illinois, California and Florida. We were formerly known as Instant Insurance Holdings, Inc., and we incorporated in Delaware on June 25, 1998.
We have restated our 2004 audited consolidated financial statements and our 2005 quarterly unaudited consolidated statements of operations. The restated consolidated financial statements conform to the current presentation and reflect the correction of an error in the application of consolidating elimination entries. See Note 2 “Restatement” to our consolidated financial statements for a reconciliation of previously reported amounts to the restated amounts. The restatement has no impact on previously reported net income, earnings per share or shareholders’ equity.
On June 1, 2005, we purchased 2,000,000 of our shares of common stock from Vesta at a price of $14.00 per share.
On June 14, 2005, Vesta entered into a Stock Purchase Agreement with New Affirmative LLC , for the sale of 5,218,228 shares of our common stock. New Affirmative was formed for the purpose of acquiring, holding, voting and disposing of the shares of our common stock acquired in connection with the Stock Purchase Agreement and any shares of our common stock that New Affirmative may acquire in the future. New Affirmative is (i) 50% owned by DSC AFFM, LLC, an entity controlled by DSC AFFM Manager LLC, the sole managing member of DSC AFFM, and Andrew G. Bluhm, the managing member of DSC AFFM Manager, and (ii) 50% owned by Affirmative Investment LLC, an entity owned, in part, by the Enstar Group, Inc., and controlled by Affirmative Associates LLC, the sole managing member of Affirmative Investment and J. Christopher Flowers, the sole member and manager of Affirmative Associates. Simultaneously with the closing of the transactions contemplated by the Stock Purchase Agreement: (1) DSC AFFM contributed 1,459,699 shares of the Company’s Common Stock which were previously acquired in open market transactions by members of DSC AFFM and subsequently contributed to DSC AFFM, to New Affirmative and (2) Affirmative Investment contributed 1,183,000 shares of the Company’s Common Stock, previously acquired by it in open market transactions, to New Affirmative. The Vesta / New Affirmative transaction was subject to customary closing conditions and regulatory approval by the Illinois Department of Financial and Professional Regulation — Division of Insurance and other required filings. Vesta completed the sale to New Affirmative on August 30, 2005. New Affirmative now owns 7,860,927 shares of our common stock, or approximately 50.9%.
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

Historically, we have measured the total premiums written from which we derive commissions by our underwriting agencies or premiums by our insurance companies as our “total controlled premium”. Total controlled premium differs from gross written premiums in that total controlled premium includes all business produced by our agencies, both affiliated and unaffiliated, whereas gross written premium includes only business that is written or assumed by our insurance companies. Total controlled premium has been an important measure of our performance in the past because we were not retaining 100% of the business produced by our agencies, but our agencies earned commissions and fee-based revenues on the business that we did not retain. Since we currently retain most of the business written by our agencies, gross written premium has become a more meaningful measure of our performance.
When cancellations occur, total controlled premium is reduced by 100% of the cancellation since it reflects 100% of the business. However, gross written premiums are reduced only by the portion of the cancellations that pertain to the retained business. Therefore, current year cancellations of premiums produced in the prior year on those programs that are currently less than 100% retained by our insurance companies will reduce total controlled premium by the total cancellation whereas gross written premium will only be reduced by the retained portion. When we retain 100% of premiums written for consecutive years, total controlled premium and gross written premium are the same.
The following table displays our total controlled premium and gross premiums written by distribution channel for the years ended December 31, 2005 and 2004 (dollars in thousands):

		Total Controlled			Gross Premiums
		Premium			Written
	2005	2004	2003	2005	2004	2003
Our underwriting agencies:
Our retail stores	$114,660	$121,526	$117,849	$116,425	$102,414	$84,671
Independent agencies	159,269	177,591	157,325	159,823	96,409	53,161

Subtotal	273,929	299,117	275,174	276,248	198,823	137,832

Unaffiliated underwriting agencies	63,933	108,193	110,548	44,654	82,962	5,989
Other	—	—	—	302	(60)	7,074

Total	$337,862	$407,310	$385,722	$321,204	$281,725	$150,895

Of the $321.2 million that was written or assumed by our insurance companies, $101.1 million was written by Old American County Mutual Fire Insurance Company, an unaffiliated Texas county mutual insurer, but 100% assumed by our insurance companies.
Total controlled premium for the year ended December 31, 2005 was $337.9 million, a decrease of $69.4 million, or 17.1%, as compared to $407.3 million for the same period in 2004. In our retail distribution channel, total controlled premium decreased $6.9 million, or 5.6%, to $114.7 million, as compared to $121.5 million for the same period in 2004, primarily due to decreases in our Texas and Midwest markets due to increased advertising competition, partially offset by acquisitions of retail stores in Florida and Texas markets. In our independent agency distribution channel, total controlled premium decreased $18.3 million, or 10.3%, to $159.3 million compared to $177.6 million for the same period in 2004, due to decreases in our Florida underwriting agency as a result of continued competition and planned reductions in the amount of business that we write in Miami — Dade County, as well as reduced production in our Texas and Midwest underwriting agencies. These decreases are partially offset by production in our Michigan operation, which was acquired July 2005, in our New Mexico underwriting agencies due to an acquisition in July 2004, and in our South Carolina underwriting agencies. Total controlled premium from unaffiliated underwriting agencies decreased by $44.3 million, or 40.9%, to $63.9 million compared to $108.2 million for the same period last year, primarily due to run-off of two of our programs in California, and programs in Alabama, Georgia and Utah. The unaffiliated underwriting agencies we contract with in Alabama, Georgia and Utah received regulatory approval for licensing of their insurance companies from these states and are transitioning policies to their own insurance companies.
Gross written premium for the year ended December 31, 2005 was $321.2 million, an increase of $39.4 million, or 14.0% as compared to $281.8 million for the same period in 2004. In our retail distribution channel, gross written premium of $116.4 million increased $14.0 million, or 13.7%, as compared to $102.4 million in the prior year, primarily due to increased retention in our insurance companies and new retail stores. In our independent agency distribution channel, gross written premium was $159.8 million, an increase of $63.4 million, or 65.8%, as compared to $96.4 million for the same period in 2004, principally due to increased retention in our insurance companies. Gross written premium for our unaffiliated agencies was $44.7 million, a decrease of $38.3 million, or 46.2%, as compared to $83.0 million in the prior year. The decrease was primarily due to run-off of two of our programs in California, and programs in Alabama, Georgia and Utah, as described above.
Note on Insurance Company Segment
Effective December 31, 2003, Vesta sold to us two insurance companies — Affirmative Insurance Company and Insura — and also transferred to us all future economic interest in Vesta’s non-standard personal automobile insurance business through a series of reinsurance transactions. We accounted for our acquisition of these insurance companies at their underlying carrying amounts in a manner similar to a pooling of interests in accordance with SFAS No. 141, and our historical consolidated financial statements have been presented to reflect our historical results of operations and the historical results of Affirmative Insurance Company and Insura on a combined basis. Prior to December 31, 2003, our insurance companies ceded 100% of their premiums, losses and loss adjustment expenses to Vesta Fire. Accordingly, our insurance companies’ historical statements of operations prior to January 1, 2004 do not include any of the premiums, losses or loss adjustment expenses on policies written by our insurance companies.
Discussion and Analysis Provided
The historical financial results of Vesta’s non-standard personal automobile insurance business for the years ended December 31, 2003 have been included in footnotes to Vesta’s audited financial statements, which are not included in this report.
Significant Events Impacting Financial Statement Comparability
Change in Management. In the fourth quarter of 2005, we completed separation and non-competition agreements with three former executives that resulted in materially increased costs relative to previous periods. The expenses incurred in connection with this change in management in the fourth quarter of 2005 were $3.0 million, including $2.7 million in severance, $122,000 in amortization related to non-competition agreements, and $200,000 incurred for a retained search for a replacement executive.
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
Acquisitions. In 2001, 2002, 2004 and 2005, we acquired seven retail and/or underwriting agencies currently operating in seven states. Effective December 31, 2003, we acquired our two insurance companies from Vesta. Descriptions of each of these acquisitions are provided below. With the exception of the December 31, 2002 InsureOne transaction and the acquisition of our insurance companies, all of these transactions were accounted for as purchases and the purchase price was allocated to the assets purchased based on their fair values at the time of acquisition.
•	Space Coast. On October 1, 2001 we purchased a 74.5% ownership interest in Space Coast Holdings, Inc., the parent company of Space Coast Underwriters Insurance Agency, Inc., a Florida-based underwriting agency. At the time of our acquisition, the remaining 25.5% ownership of Space Coast was held by the management of Space Coast. Following the transaction, the management of Space Coast exercised options and increased its ownership percentage to 27.0%, with our ownership percentage decreasing to 73.0%. However, in March 2006, we completed the acquisition of the minority ownership interest (27%) of Space Coast. Consequently, our current ownership interest in Space Coast is 100%.

•	A-Affordable. On October 31, 2001, we acquired substantially all of the assets of A-Affordable Insurance Agency, Inc. A-Affordable is a Dallas-based underwriting agency and retail agency operation.

•	American Agencies and Harbor. On January 1, 2002, we acquired American Agencies General Agency, Inc., as well as certain non-standard personal automobile insurance assets of Harbor Insurance Group, Inc. As part of the transaction, the assets and business operations of Harbor Insurance Group, Inc. were transferred to American Agencies General Agency, Inc. The combined American Agencies operation is an underwriting agency that underwrites and services non-standard personal automobile insurance policies sold by independent agencies in the states of Texas and New Mexico.

•	Driver’s Choice. On August 1, 2002, we purchased Driver’s Choice Insurance Services, LLC, a South Carolina-based underwriting agency and retail agency operation.

•	InsureOne. On December 31, 2002, we acquired from Vesta substantially all of the business and operations comprising InsureOne, a Chicago-based retail agency and underwriting agency. The acquisition included an 80.0% equity interest in the retail agency. Vesta had purchased the assets of these businesses from an unaffiliated third party on January 1, 2002. We accounted for these acquisitions at Vesta’s historical carrying amounts as transfers of net assets between entities under common control in accordance with SFAS No. 141. The transaction was accounted for as a pooling of interests and, therefore, our historical financial statements have been presented to reflect our results of operations with those of the InsureOne underwriting and retail businesses on a combined basis effective January 1, 2002.

On May 7, 2003, we acquired from an unrelated third party the 20.0% minority interest in InsureOne’s retail agency that we did not already own. We accounted for this acquisition as a purchase and accordingly, the purchase price was allocated to the assets purchased based upon their fair values at the time of acquisition.

•	Affirmative Insurance Company and Insura. Effective December 31, 2003, we acquired Affirmative Insurance Company and Insura from Vesta. We accounted for our acquisition of the insurance companies at Vesta’s historical carrying amounts as transfers of net assets between entities under common control in accordance with SFAS No. 141. The acquisitions were accounted for as a pooling of interests, and all historical financial statements presented reflect our results of operations on a combined basis with those of Affirmative Insurance Company and Insura.

•	Fed USA. In December 2004, we acquired certain assets of Fed USA Retail, Inc., which owns retail agencies that produce and service non-standard personal automobile policies sold in Florida by 24 owned and branded retail stores in three DMAs as of December 31, 2004. We also acquired certain assets of Fed USA Franchising, Inc., which produces and services policies sold in Florida through 42 franchised retail stores in four DMAs as of December 31, 2004.

•	IPA. On July 19, 2005, we acquired the assets of IPA, LLC, an underwriting agency with operations in Michigan. IPA generates approximately $20 million in premiums annually.
Reinsurance transaction with Vesta. Effective December 31, 2003, Vesta restructured its internal reinsurance arrangements relating to non-standard personal automobile insurance policies to transfer to our insurance companies all of the future economic interest in Vesta’s non-standard personal automobile insurance business. Under this transaction, which was effected through a quota share reinsurance agreement, Vesta Fire retained all loss and loss adjustment expense reserves as of December 31, 2003 related to these policies and remains liable to indemnify us for any losses and allocated loss adjustment expenses associated with these policies that occurred on or prior to December 31, 2003. Vesta’s non-standard personal automobile insurance business had net premiums earned of $167.4 million for the year ended December 31, 2003. We determined that this restructuring of Vesta’s internal reinsurance did not constitute a business combination within the meaning of SFAS No. 141 and, accordingly, our historical consolidated statements of operations included in this report do not reflect any underwriting results on these policies during the periods presented.
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
At December 31, 2005, we had $28.1 million receivables from reinsurers, including $18.5 million gross recoverable from Vesta Fire. Vesta Fire is currently rated “C++” (Marginal) by A.M. Best. According to our reinsurance agreement, if Vesta Fire’s A.M. Best financial strength rating remains below “B+” we have the right to require Vesta Fire to provide a letter of credit or establish a trust account to collateralize the gross amounts due to us from Vesta Fire under the reinsurance agreement. On July 27, 2004, we notified Vesta to establish a trust account collateralizing the amount due to us, due to the fact that Vesta Fire’s A.M. Best rating was below a “B+” after the consummation of our initial public offering. We have $22.0 million currently in a trust account to collateralize the $18.5 million gross recoverable from Vesta Fire.
Deferred policy acquisition costs. Deferred policy acquisition costs represent the deferral of expenses that we incur acquiring new business or renewing existing business. Policy acquisition costs, primarily commissions and underwriting and agency expenses related to issuing a policy are deferred and charged against income ratably over the terms of the related policies. At December 31, 2005, we had $24.5 million of deferred policy acquisition costs. Management regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. At December 31, 2005, we determined that there was no premium deficiency.
Reserving for unpaid losses and loss adjustment expenses. We maintain reserves in the amount of the estimated ultimate liability for unpaid losses and loss adjustment expenses related to incurred claims and our estimate of unreported claims. Management’s estimation of the ultimate liability for unpaid losses and loss adjustment expenses is based on projections developed by our actuaries using analytical methodology commonly used in the property-casualty insurance industry. The liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based on the following: (1) the accumulation of estimates of individual claims for losses reported prior to the close of the accounting period; (2) estimates received from ceding companies, reinsurers and insurance pools and associations; (3) estimates of unreported losses based on past experience; (4) estimates based on past experience of expenses for investigating and adjusting claims; and (5) estimates of subrogation and salvage collections. We periodically adjust our loss and loss adjustment expense reserves for changes in product mix, underwriting standards, loss cost trends and other factors. Our loss and loss adjustment expense reserves may also be impacted by factors such as the rate of inflation, claims settlement patterns, litigation and legislative activities. Unpaid losses and loss adjustment expenses have not been reduced for our reinsurance recoverables. Changes in estimates of the liabilities for unpaid losses and loss adjustment expenses are reflected in the consolidated statement of operations in the period in which determined. Ultimately, our actual losses and loss adjustment expenses may differ materially from the estimates we have recorded. As previously noted, our financial statements for periods before December 31, 2003 include the effects of a 100% quota share reinsurance contract with our affiliate, Vesta Fire. Accordingly, we retain none of the underwriting risks associated with the reserves established at December 31, 2003 for our insurance companies.
Our losses, loss adjustment expense reserves and deposit liabilities were $126.9 million on a gross basis and $106.5 million on a net basis, which were our best estimates as of December 31, 2005. The analysis provided by our independent opining actuaries, as of December 31, 2005, indicated that the expected range for the ultimate liability for our loss and loss adjustment expense reserves was between $111.5 million and $130.7 million on a gross basis and between $92.8 million and $108.1 million on a net basis.
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
Valuation of investments. Our investments are recorded at fair value and are typically based on publicly available quoted prices. From time to time, the carrying value of our investments may be temporarily impaired because of the inherent volatility of publicly traded investments. We do not adjust the carrying value of any investment unless management determines that its value is other than temporarily impaired.
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
Our Investment Committee reviewed our investment portfolio in December 2005 and decided to sell a portion of our investment portfolio in order to better align our portfolio with our historical claims life. Specifically, the Investment Committee determined that all securities with a maturity after December 31, 2008 should be sold. We determined that the identified securities to be sold would not fully recover (fair market value would not equal or exceed amortized cost) prior to the expected sale date, therefore the securities were deemed other than temporarily impaired in December 2005 when the decision to sell was made and we recorded a charge to earnings of $1.7 million in the fourth quarter of 2005. The identified securities were in compliance with our investment guidelines prior to the realignment decision by the Investment Committee.
The following table shows our investments with gross unrealized losses (after giving effect to the $1.7 million charge in December 2005) and fair value, aggregated by type of fixed maturity investment and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 (dollars in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Government and agencies	$—	$—	$(151)	$5,185	$(151)	$5,185
Mortgage backed	—	—	—	—	—	—
Municipal	(362)	47,058	(98)	10,448	(460)	57,506
Corporate and other	—	—	(301)	11,858	(301)	11,858
Total investments	$(362)	$47,058	$(550)	$27,491	$(912)	$74,549

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
Principally, all of our goodwill and intangible assets relate to our agency acquisitions. Our insurance company segment has no material associated goodwill or intangible assets. We test our goodwill and intangible assets for impairment annually, or more frequently if impairment indicators arise. We test for impairment based upon the following: (1) the historical financial performance of the unit; (2) the most recent financial performance of the unit; (3) management’s financial forecast for the unit; (4) information regarding publicly available financial terms of recent transactions in the insurance industry; and (5) other publicly available information. We perform impairment tests annually on September 30. The test performed as of September 30, 2005 indicated there was no goodwill or indefinite life intangible asset impairment.
Intangible assets with finite lives are amortized over their useful lives and are periodically reviewed to ensure that no conditions exist indicating the recorded amount of finite life intangible assets is not recoverable from future undiscounted cash flows.
As of December 31, 2005, we have recorded in our financial statements $61.0 million of goodwill, $14.7 million of indefinite life intangible assets and $4.9 million of finite life intangible assets having estimated lives of between two and 20 years.
Segment Reporting
Overview. As described in more detail below, our agency segment is comprised of our underwriting agencies and our retail agencies. Our underwriting agencies primarily design, distribute and service policies issued or reinsured by our insurance companies or another unaffiliated insurance company. In our insurance segment, we issue non-standard personal automobile insurance policies through our two Illinois-domiciled insurance company subsidiaries. Our insurance companies possess the certificates of authority and capital necessary to transact insurance business and issue policies, but they rely on both affiliated and unaffiliated underwriting agencies to design, distribute and service those policies.

For presentation in the consolidated financial statements, we combine several of the line items disclosed in more detail in the segment information in Note 24 to the consolidated financial statements. The revenue line item “Commission income and fees” on the consolidated statements of operations consists of the combination of the following segment line items: (a) commission income, (b) fee income and (c) claims processing fees. The expense line item “Selling, general and administrative expense” on the consolidated statements of operations consists of the combination of the following three segment line items: (a) policy acquisition expenses, (b) employee compensation and benefits and (c) operating expenses.
Agency segment. Our agency segment is comprised of our underwriting agencies and our retail agencies. Our underwriting agencies primarily design, distribute and service policies that are issued or reinsured by our insurance companies. Our retail agencies primarily sell non-standard personal automobile insurance policies that are issued or reinsured by our insurance companies and administered by our underwriting agencies. However, both our underwriting agencies and retail agencies do business with unaffiliated third parties. During 2005, our underwriting agencies also administered the nonstandard personal automobile insurance policies of one unaffiliated insurance company.
Our underwriting agencies appoint both unaffiliated independent agencies and our retail agencies to distribute insurance policies to individual customers. In the year ended December 31, 2005, our underwriting agencies were responsible for a total of $276.2 million of gross premiums written, $159.8 million, or 57.9%, of which were distributed through independent agencies, and $116.4 million, or 42.1%, of which were distributed through our retail agencies.
Our retail agencies earn commissions and fees from the sale of non-standard personal automobile insurance policies administered by our underwriting agencies, which are substantially eliminated in consolidation, as well as commissions and fees from the sale of other insurance policies and products of unaffiliated companies. For the year ended December 31, 2005, the total commissions and fees earned by our retail agencies were $48.9 million, of which approximately $14.2 million, or 29.1%, was paid to us by unaffiliated companies and not eliminated in consolidation.
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
Insurance company segment. The historical financial results of our insurance companies prior to 2004 only included certain revenues, primarily policy fees, that were not ceded to Vesta Fire. Beginning January 1, 2004, our revenues also include premiums and investment income and our expenses also include losses and loss adjustment expenses. Therefore, beginning January 1, 2004, the financial results of our insurance companies are primarily dependent on: (1) the amount of premiums we collect, which is dependent on rate, volume and retention levels; (2) the investment income we earn by collecting and investing premiums in advance of paying claims, as well as the investment income we earn on investments related to the statutory surplus that we maintain in our insurance companies to support the premiums that we underwrite; (3) the losses and other costs we incur to adjust and pay claims submitted by individuals we have insured; (4) the cost of reinsurance programs; and (5) the expenses we incur for policy acquisition and to operate our insurance companies.
We issue non-standard personal automobile insurance policies through Affirmative Insurance Company and Insura, our two Illinois-domiciled insurance company subsidiaries. Our insurance companies are licensed to write business in 34 states, although our business is concentrated in 13 states. Our insurance companies possess the certificates of authority and capital necessary to transact insurance business and issue policies, but they rely on both our underwriting agencies and unaffiliated underwriting agencies to design, distribute and service those policies.
Subject to regulatory approval, premium rates are generally within our control and we continuously monitor and seek to adjust rates as appropriate. With respect to volume, our ability to increase the amount of written premium retained by our insurance companies is largely dependent on the statutory leverage of our insurance companies, generally expressed as the amount of net written premiums relative to statutory surplus. Statutory surplus is defined as total assets less total liabilities of our insurance companies in accordance with statutory accounting principles. We operate with a limited amount of statutory surplus and as a result may utilize reinsurance to maintain our statutory leverage at a level we believe is acceptable.

For the year ended December 31, 2003, our insurance companies’ revenues consisted primarily of policy fees, comprised primarily of origination and installment fees charged to our policyholders, and a small amount of investment income earned on invested assets and realized gains and losses. Beginning January 1, 2004, our insurance companies’ revenues include:
•	net premiums earned, which is the sum of the premiums earned on direct and assumed premiums written less premiums earned on premiums we cede to reinsurers;

•	net investment income we earn on our invested assets, together with realized gains and losses on our investments; and

•	policy fee revenues, which are comprised primarily of origination and installment fees charged to our policyholders.
For the year ended December 31, 2003, our insurance companies’ expenses consisted primarily of policy acquisition expenses, less ceding commissions that we received under reinsurance contracts, and a small amount of operating and general expenses. Because our insurance companies received ceding commissions from Vesta Fire that exceeded their policy acquisition expenses, our insurance company segment reported negative expenses during the year ended December 31, 2003. Beginning January 1, 2004, our insurance companies’ expenses include:
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
Results of Operations
We have restated our 2004 audited consolidated financial statements and our 2005 quarterly unaudited consolidated statements of operations. The restated consolidated financial statements conform to the current presentation. See Note 2 “Restatement” to our consolidated financial statements for a reconciliation of previously reported amounts to the restated amounts. The restatement of the audited 2004 financial statements has no impact on previously reported net income, earnings per share, invested assets or shareholders’ equity for 2004. The restatement of the 2005 unaudited quarterly statements of operations has a cumulative effect of reducing net income by $555,000 through the nine months ended September 30, 2005.
The following table summarizes our historical results of operations by reporting segment. For more detailed information concerning the components of revenues and expenses by segment, please refer to Note 24 to our consolidated financial statements contained elsewhere in this report.

	Years Ended December 31,
	2005	2004	2003
		(Restated)
		(in thousands)
Total Revenues:
Agency segment	$169,809	$165,758	$146,506
Insurance company segment	327,875	225,083	10,223
Corporate and other segment	—	—	—
Eliminations	(116,205)	(67,502)	(52,745)

Total	$381,479	$323,339	$103,984

Total Expenses:
Agency segment	$153,342	$139,627	$125,619
Insurance company segment	310,599	208,665	(544)
Corporate and other segment	4,999	1,080	821
Eliminations	(116,205)	(67,502)	(52,745)

Total	$352,735	$281,870	$73,151

Pretax Income:
Agency segment	$16,467	$26,131	$20,887
Insurance company segment	17,276	16,418	10,767
Corporate and other segment	(4,999)	(1,080)	(821)
Eliminations	—	—	—

Total	$28,744	$41,469	$30,833

Comparison of the Year Ended December 31, 2005 to December 31, 2004
Consolidated. Total revenues for the year ended December 31, 2005 were $381.5 million, an increase of $58.1 million, or 18.0%, compared to total revenues of $323.3 million for the prior year. The increase in total revenues was principally due to our retention of gross premiums written in our insurance companies following the termination of the reinsurance agreements with Vesta, which allowed us to start retaining premiums beginning January 1, 2004 that were previously ceded to Vesta.
For the year ended December 31, 2005, our consolidated financial statements reflect $79.6 million in commission income and fees, as compared to $126.7 million in the year ended December 31, 2004. This significant decrease on a reported consolidated basis is directly related to our significantly increased retention of business written and assumed by our insurance companies. In our agencies, we earn commission income and fees that are based on written premiums. In consolidation, we eliminate the commission income and fees based on business that our insurance companies retain against our agency segment expenses. Therefore, when we retain a higher percentage of our written premiums, as we did in 2005 as compared to 2004, we eliminate a greater portion of the agency segment’s commission and fees income, thereby reducing our reported consolidated commission income and fees. Our net premiums earned increase to reflect the revenue on the greater proportion of the business retained by us.
As more fully described in Note 8 “Reinsurance” to our consolidated financial statements, in 2005 we ceded to non-affiliates only 1.7% ($5.5 million) of gross written premiums (direct and assumed premiums written) of $321.2 million, as compared to 23.6% ($66.5 million) of the $281.7 million gross premiums written in 2004. As described in the discussion of our agency segment below, the total commission income and fees for 2005 before consolidating eliminations was $169.6 million (52.8% of 2005 gross written premiums) as compared to $165.7 million (58.8% of 2004 gross written premiums) in the prior year.
Consolidated net investment income increased to $5.7 million in 2005 from $2.3 million in 2004 primarily as a result of a 32.0% increase in invested assets to $210.8 million at December 31, 2005 from $159.7 million at December 31, 2004. The increase in invested assets is primarily the result of cash flows from operations. The average investment yield increased to 3.3% (4.5% on a taxable equivalent basis) in 2005 from 3.1% (3.8% on a taxable equivalent basis) in 2004 primarily as the result of the higher interest rates available for new investments in 2005.
In 2005, the losses and loss adjustment expenses represented 64.2% of net premiums earned (our “loss ratio”), as compared to 66.4% in 2004. See discussion of consolidated trade ratios below.
For the year ended December 31, 2005, selling, general and administrative expenses of $153.8 million represented 40.8% of the sum of the year’s net premiums earned and commission income and fees compared to 46.1% for the year ended December 31, 2004. Selling, general and administrative expenses increased by 3.9% from $148.1 million in 2004 to $153.8 million in 2005 largely due to the growth in our business.
In 2005, we expensed a total of $3.1 million for external auditing and external compliance consulting in connection with our year end financial statement audit and compliance with the Sarbanes-Oxley Act of 2002, including $1.2 million in the fourth quarter of 2005, as compared to $600,000 in 2004, including $200,000 in the fourth quarter of 2004. While we will remain subject to the requirements of the Sarbanes-Oxley Act of 2002 in future periods, we believe that the level of costs incurred in the fourth quarter of 2005 is not reflective of the recurring level of such costs in future periods.
Total expenses for the year ended December 31, 2005 were $352.7 million, an increase of $70.9 million, or 25.1%, as compared to total expenses of $281.9 million for the prior year. The increase in total expenses was principally due to increases in expenses related to our retention of premiums that were previously ceded to Vesta. As discussed above, as retention increases, a greater percentage of the agency segment expenses are eliminated in consolidation.
As noted in more detail in the discussion of our agency segment below, consolidated selling, general and administrative expenses for the year ended December 31, 2005, included (a) $2.7 million incurred in the fourth quarter of 2005, related to separation and non-competition agreements with three former executives, (b) $200,000 incurred for a retained search for a replacement executive and (c) $2.4 million related to the write down of amounts capitalized on the enterprise system development and license agreement. Consolidated depreciation and amortization expenses included $122,000 in amortization on the same non-competition agreements. There were no expenses of a similar nature incurred in the fiscal year ended December 31, 2004.
As noted in more detail in the discussion of our insurance segment below, net realized losses for the year ended December 31, 2005, included $1.7 million related to the realignment of the investment portfolio. The Company’s investment portfolio has not been realigned in previous fiscal periods.
Pre-tax income for the year ended December 31, 2005 was $28.7 million, a decrease of $12.7 million, or 30.7%, as compared to $41.5 million for the prior year. The decreases in pre-tax income were due to lower pre-tax margins in both the agency and insurance segments. Additional discussion regarding each segment is included below.
Income tax expense for the year ended December 31, 2005 was $9.8 million, or an effective rate of 34.0%, as compared to income tax expense for the year ended December 31, 2004 of $15.3 million, or an effective rate of 36.9%. In the fourth quarter of 2005, we recorded an adjustment to our deferred tax asset for state taxes. This adjustment reduced our income tax expense by $500,000 in the fourth quarter of 2005, resulting in an effective tax rate of 34.0% for 2005 and a fourth quarter effective tax rate of 49.3% due to the loss incurred in the quarter. Excluding the effect of this item, our effective tax rates would have been 35.72% and 32.8% for the year and the quarter, respectively. This adjustment is a non-recurring event and we anticipate that our future effective tax rates will be more similar to the effective tax rate for the year 2005 when this item is excluded. The decrease in the effective tax rate in year ended December 31, 2005 excluding the effect of the adjustment to our deferred tax asset, as compared to prior year, was principally due to the favorable impact of tax exempt income from our investment portfolio following our initial public offering in July 2004.
For the year ended December 31, 2005, minority interest net of income taxes was $672,000 as compared to $804,000 in the prior year. The decrease in minority interest was a result of lower earnings of our Space Coast underwriting agency, where our ownership interest was 73.0% for the periods presented.
For the year ended December 31, 2005, the loss in our equity interest in unconsolidated subsidiaries net of income taxes was zero as compared to $913,000 in the prior year. The remainder of this investment was written off in the fourth quarter of 2004.
Consolidated trade ratios. In past filings with the Securities and Exchange Commission, we have employed trade ratio calculations (loss ratio, expense ratio, and combined ratio) that are different from those used by other companies engaged in the private passenger automobile insurance business. We have historically calculated our ratios based on our insurance segment results with commission income and fees included in the divisor. The more widely used industry calculation is based on consolidated results and includes all commission income and fees as a reduction in the dividend, with the divisor consisting of earned premium only. Our methodology has caused our loss ratio to appear lower and expense ratio to appear higher than would have been the case had we employed the more widely used method of calculation. In this report on Form 10-K, our trade ratios are presented using the more widely used methodology on our consolidated results. We believe that conforming our calculation to the more widely used methodology will make it easier for investors to compare our performance with other industry participants.
For the year ended December 31, 2005, our loss and loss adjustment expense ratio was 64.2% as compared to 66.4% in the prior year. This improvement reflects decreases in our overall loss and loss adjustment expense ratio for both our owned and non-owned programs due to favorable loss ratio development in the current period. The impact from the favorable loss ratio development on our loss and loss adjustment expense ratio was 4.6% for the year ended December 31, 2005 as compared to 1.3% in the prior year.
For the year ended December 31, 2005, our expense ratio was 26.3% as compared to 13.2% in the prior year. This increase in our expense ratio reflects the effect of the computational method that offsets our expenses with our commission income and fees in the dividend of the widely used industry calculation, with the divisor consisting of only net premiums earned. As described above, commission income and fees included in our consolidated financial statements decreased $47.1 million in 2005 to $79.6 from $126.7 million in 2004 as a result of the elimination entries related to our increased retention of business produced.
Using an alternative financial computational method whereby commission income and fees are included in the divisor and total expenses (other than losses and loss adjustment expenses and interest expense) are the dividend, the total expenses (other than losses and loss adjustment expenses and interest expense), which increased to $158.0 million in 2005, represented 41.9% of revenues (excluding investment income and realized losses) as compared to $152.3 million in 2004, representing 47.4% of revenues (excluding investment income and realized losses). The increase in expenses in 2005 includes certain expenses related to severance and non-competition agreements with three former executives and the write off of the costs associated with an outside vendor’s software development, as more fully discussed in the segment analysis below.
Our combined ratio (sum of the loss ratio and the expense ratio) on a consolidated basis for the year ended December 31, 2005 was 90.5% as compared to 79.6% in the prior year.

Agency segment. Total revenues for the year ended December 31, 2005 were $169.8 million, an increase of $4.1 million, or 2.4%, as compared to total revenues of $165.8 million in the prior year. Revenues for the years ended December 31, 2005 and 2004 were generated primarily through commissions, policy fees and claims processing fees, as follows:

	Years Ended December 31,
	2005	2004
		(Restated)
Commission income	$95.6	$95.2
Policy and other fees	42.8	42.7
Claims processing fees	31.2	27.8
Investment income and other	0.2	0.1

Total	$169.8	$165.8

Commission income for the year ended December 31, 2005 was $95.6 million, an increase of $449,000, or 0.5%, as compared to commissions of $95.2 million in the prior year. We earned commissions in both our underwriting agencies and retail agencies. Commissions in our underwriting agencies, which include both provisional and profit sharing commissions, for the year ended December 31, 2005 were $85.7 million, a decrease of $2.8 million, or 3.2%, as compared to $88.5 million in the prior year.
Provisional commission income for our underwriting agencies for the year ended December 31, 2005 was $72.6 million, a decrease of $3.6 million, or 4.7%, as compared to provisional commissions of $76.1 million in the prior year. The $72.6 million in provisional commission was favorably impacted by our recent acquisitions of Fed USA and IPA. IPA recorded provisional commission of $3.0 million over the last six months of 2005, while Fed USA contributed $629,000 of provisional commission to our Florida underwriting agency. Excluding these acquisitions, provisional commissions decreased $7.1 million, or 9.4% as compared to the prior year. Our provisional commission is derived from the total controlled premium produced by our underwriting agencies which decreased 8.4% from the prior year. Excluding the above acquisitions, total controlled premium produced decreased 13.4% from the prior year. Slightly offsetting this decrease was an overall increase in provisional commission rates which increased to 26.5% for the year ended December 31, 2005 from 25.5% in the prior year.
Profit sharing commission income for the year ended December 31, 2005 was $13.1 million, an increase of $757,000, or 6.1%, as compared to profit sharing commissions of $12.4 million for the prior year. Profit sharing commissions are a result of favorable loss ratio development for business produced by our underwriting agencies as compared to loss ratios recorded as of the beginning of the period. The increase in profit sharing commissions was the result of overall favorable loss ratio development in prior treaty years. We have not recognized any profit sharing commission on treaties that incepted during 2005.
Commission income related to our retail agencies’ sales of unaffiliated insurance companies’ products was $10.0 million for the year ended December 31, 2005, an increase of $3.3 million, or 48.5%, as compared to commissions related to our retail agencies’ sales of unaffiliated insurance companies’ products of $6.7 million for the prior year. This increase is primarily due to our December 2004 acquisition of Fed USA, which accounted for $3.7 million of commissions for the year ended December 31, 2005, offset by a decrease in commissions from sales of unaffiliated insurance companies’ products in our Midwest operation due to increased competition.
Policy and other fees for the year ended December 31, 2005 were $42.8 million, an increase of $85,000, or 0.2%, as compared to policy and other fees of $42.7 million for the prior year. The slight increase in policy and other fees was primarily due to $2.6 million associated with the acquisitions of IPA in July 2005 and Fed USA in December 2004, offset by decreased policy fees associated with lower premium volume in our Texas and Midwest underwriting agencies.
Claims processing fees for the year ended December 31, 2005 were $31.2 million, an increase of $3.4 million, or 12.2%, as compared to claims processing fees of $27.8 million in the prior year. Claims processing fees are paid to us based on a contractual rate relative to the amount of gross premiums earned on business that our underwriting agencies produce and recognized as income over the expected claims service period. The increase in claims processing fees is primarily attributable to the addition of allocated loss adjustment expenses in our remaining contracts starting in 2004. The increase in fees paid on these contracts will increase revenue over the service period.
Total expenses for the year ended December 31, 2005 were $153.3 million, an increase of $13.7 million, or 9.8%, as compared to total expenses of $139.6 million in the prior year.
•	Policy acquisition expenses for the year ended December 31, 2005 were $26.9 million, a decrease of $960,000, or 3.4%, as compared to $27.9 million for the prior year. Policy acquisition expenses’ sole component is commission expense in our agency segment. Commission expense is derived from the production of total controlled premium. The decrease in policy acquisition expenses is principally due to our 8.4% decrease in total controlled premium as compared to prior year. Excluding the acquisitions of Fed USA and IPA discussed earlier, total controlled premium decreased 13.4% from prior year. This decrease was partially offset by an increase in the average commission rate to 16.9% from 15.6% in the prior year. This increase results from changes in the geographic distribution of our policies produced as well as increases in commission rates in certain geographic areas in response to existing market conditions. The commission rates we pay independent agents are established based on prevailing market conditions.

•	Employee compensation and benefit expenses for the year ended December 31, 2005 were $67.3 million, an increase of $9.1 million, or 15.7%, as compared to $58.2 million in the prior year. The increase in employee compensation and benefit expenses was primarily due to an increase in compensation during 2005 from the Fed USA and IPA acquisitions, which caused an increase of $4.1 million as compared to prior year as well as $2.7 million in severance related expenses paid or accrued to three former executives during 2005. In addition, these acquisitions, as well as increased medical costs, were the primary cause in the increase in healthcare expense of $920,000 as compared to the prior year. During 2005, normal salary increases and increases in incentive compensation caused an increase of $1.3 million in employee compensation as compared to the previous year. We also had increases in human resource related expenses such as recruiting and relocation of $483,000 as compared to the prior year, primarily due to the increased headcount as well as $200,000 incurred for a retained search for our permanent chief executive officer.

•	Depreciation and amortization expenses for the year ended December 31, 2005 were $4.2 million, compared to the same in the prior year. Depreciation expense decreased by $160,000 for the year ended December 31, 2005 as compared to the prior year. This decrease was offset by $122,000 increase in amortization expense primarily due to two non-competition agreements with former executives.

•	Operating expenses for the year ended December 31, 2005 were $54.9 million, an increase of $5.6 million, or 11.3%, as compared to $49.3 million in the prior year. The increase in operating expenses was primarily a result of contractual changes, expansion through acquisitions, and legal and professional expenditures. Our acquisitions of Fed USA and IPA caused increases in expenses in areas such as advertising, rent and premium taxes and fronting fees. In total, operating expenses increased $3.3 million from the prior year due to these acquisitions. During 2005 we experienced continued increases in allocated loss adjustment expenses over the prior year of $3.8 million. The increase in allocated loss adjustment expense payments is a result of changes in contractual terms where our payment of allocated loss adjustment expenses is included in all of our claims administration contracts in 2005, where in 2004, this additional expense was not in all our contracts for the full year. In addition we incurred increases in legal and professional fees of $2.6 million, primarily due to increased audit fees and fees associated with the Sarbanes-Oxley Act of 2002. During the fourth quarter of 2005, management determined that the outside vendor used to develop our new enterprise system had not met the terms of the development and license agreement and had breached the contract. We have since initiated litigation and are seeking relief to the full extent possible. At present, however, we do not expect to be in a position to introduce this system before the end of 2006, if at all, therefore we have written off the amounts capitalized on this project in the fourth quarter of 2005, which caused an increase in expense over the prior year in the amount of $2.4 million. These increases were partially offset by decreases in areas such as licenses, taxes and fees and underwriting reports as well as bank charges and other miscellaneous expenses in the amount of $2.5 million, as well as $4.2 million increase in expenses allocated to our insurance segment in 2005 due to increased efforts in this segment.
Pretax income for the year ended December 31, 2005 was $16.5 million, a decrease of $9.7 million, or 37.0%, as compared to pretax income of $26.1 million in the prior year. For the year ended December 31, 2005 the pretax margin was 9.7%, a decrease from the 15.8% pretax margin recorded in the prior year.
Insurance company segment. Total revenues for the year ended December 31, 2005 were $327.9 million, an increase of $102.8 million, or 45.7%, as compared to total revenues of $225.1 million for the prior year. The increase in total revenues was principally due to our continued increased retention of gross premiums written by our insurance companies. The increased capitalization of our insurance companies from the proceeds of our initial public offering in July 2004 and the issuance of trust preferred securities in December 2004, enabled us to increase retention amounts at July 2004 and, again, at January 2005. We retained approximately 93.4% of our total controlled premium for the year ended December 31, 2005, as compared to 52.8% in the prior year.
Net premiums earned for the year ended December 31, 2005 were $297.8 million, an increase of $103.5 million, or 53.2%, as compared to $194.3 million in the prior year. The increased capitalization mentioned above enabled us to increase retention amounts at July 2004 and again at January 2005. Partially offsetting this increase in retention is a decline in our overall total controlled premium primarily due to increased competition in our affiliated agencies as well as the run-off of programs in our non-affiliated distribution channel.
Commission income for the year ended December 31, 2005 was $477,000 compared to zero in the prior year. This increase is due to the accounting for the novation agreement we entered into which was effective August 1, 2005. We accounted for this contract under the deposit accounting rules according to FAS 113 (See Note 8 to our consolidated financial statements contained elsewhere in this report).
Net investment income for the year ended December 31, 2005 was $5.5 million, an increase of $3.3 million, or 145.1%, from net investment income of $2.3 million in the prior year. The increase in investment income is attributable to the increase in the size of our investment portfolio due to the capital contributions into our insurance companies after our initial public offering and the issuance of trust preferred securities, as well as operating cash flow resulting from the increased retention of gross premiums written.
Net realized losses for the year ended December 31, 2005 were $1.7 million as compared to net realized losses of $11,000 for the same period in 2004. The increase in the net realized losses is due to our decision to sell a portion of our investment portfolio in order to better align our portfolio with our historical claims life. Specifically, the investment committee determined that all securities with a maturity after December 31, 2008 should be sold. We determined that the identified securities would not fully recover (fair market value would not equal or exceed amortized cost) prior to the expected sale date, therefore the securities were deemed other-than-temporarily impaired in December 2005 when the decision to sell was made.
Our agreements with our owned and non-owned underwriting agencies contain sliding scale commission schedules that may change our ultimate loss and loss adjustment expense ratio and our expense ratio based upon ultimate performance of each agency. The impact from favorable loss ratio development in current periods decreases our losses and loss adjustment expense ratio due to lower selected loss ratios and increases our expense ratio due to increased commissions due to our owned and non-owned agencies in the form of profit sharing commissions.
Losses and loss adjustment expenses for the year ended December 31, 2005 were $191.2 million, an increase of $62.2 million, or 48.3%, as compared to $129.0 million for the prior year. Our insurance segment loss ratio for the year ended December 31, 2005 was 59.0%, as compared to 57.9% in the prior year. The increase in our loss and loss adjustment expenses was due to our increased retention of gross premiums written as previously discussed, offset by decreases in our overall loss ratio for both our owned and non-owned programs due to favorable prior year loss ratio development in the current period. The impact from the favorable loss ratio development on our loss and loss adjustment expense ratio was 4.6% for the year ended December 31, 2005 as compared to 1.3% in the prior year, related to both our owned and non-owned agencies underwriting agencies.
Policy acquisition and operating expenses for the year ended December 31, 2005 were $119.4 million, an increase of $39.7 million, or 49.8%, as compared to $79.7 million for the prior year. The increase in policy acquisition and operating expenses was due to our increased retention of gross premiums written as previously discussed, as well as increases in our expense ratio for both our owned and non-owned programs. Our insurance segment expense ratio for the year ended December 31, 2005 was 36.8%, as compared to 35.8% in the prior year, primarily as a result of increased expense allocations of $4.4 million over prior year from our agency segment due to increased efforts in this segment. The expense ratio was also unfavorably impacted due to favorable loss ratio development in the current year, which increases profit sharing commissions due to our owned and non-owned underwriting agencies. The impact from the favorable loss ratio development on our expense ratio was 4.1% for the year ended December 31, 2005 as compared to 1.4% in the prior year.
Pre-tax income for the year ended December 31, 2005 was $17.3 million, an increase of $858,000, or 5.2%, as compared to pre-tax income of $16.4 million in the prior year. The increase in pre-tax income was principally a result of the increased retention of the business as previously discussed. Our insurance segment combined ratio for the year ended December 31, 2005 was 95.8%, as compared to 93.6% in the prior year.
Corporate and other segment. The pre-tax loss for the year ended December 31, 2005 was $5.0 million as compared to $1.1 million for the prior year.
Operating expenses for the year ended December 31, 2005 were $1.5 million compared to $492,000 for the prior year. The increase is attributable to public company expenses such as directors and officers insurance, investor relations expenses and directors fees.
Interest expense for the year ended December 31, 2005 was $3.5 million, as compared to interest expense of $588,000 for the prior year. Interest expense in 2005 is primarily related to our $56.7 million notes payable, which were issued in December 2004 and June 2005 following our private placement of $30.0 million and $25.0 million, respectively, of trust preferred securities. Interest expense for the prior year was primarily related to a note payable associated with a prior acquisition that was repaid in full in the third quarter of 2004.
Comparison of the Year Ended December 31, 2004 to December 31, 2003
Consolidated. Total revenues for the year ended December 31, 2004 were $323.3 million, an increase of $219.3 million, or 210.9%, as compared to total revenues of $104.0 million for the prior year. The increase in total revenues was principally due our retention of gross premiums written in our insurance companies following the termination of the reinsurance agreements with Vesta that allowed us to start retaining premiums beginning January 1, 2004 that were previously ceded to Vesta.
Total expenses for the year ended December 31, 2004 were $281.9 million, an increase of $208.7 million, or 285.11%, as compared to total expenses of $73.2 million for the prior year. The increase in total expenses was principally due to increases in expenses related to our retention of premiums that were previously ceded to Vesta.
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
For the year ended December 31, 2004, minority interest net of income taxes was $804,000 as compared to $403,000 in the prior year. The increase in minority interest was a result of improved profitability of our Space Coast underwriting agency, where our ownership interest was 73.0% in the periods presented.
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
For the year ended December 31, 2003, we had no earned premiums so the loss ratio, expense ratio and combined ratio are not applicable for that year.

Agency segment. Total revenues for the year ended December 31, 2004 were $165.8 million, an increase of $19.3 million, or 13.1%, as compared to total revenues of $146.5 million in the prior year. Revenues for the years ended December 31, 2004 and 2003 were generated primarily through commissions, policy fees and claims processing fees, as follows:

	Years Ended December 31,
	2004	2003
	(Restated)
Commission income	$95.2	$81.1
Policy and other fees	42.7	38.5
Claims processing fees	27.8	26.9
Investment income and other	0.1	—

Total	$165.8	$146.5

Commission income for the year ended December 31, 2004 was $95.2 million, an increase of $14.1 million, or 17.4%, as compared to commissions of $81.1 million in the prior year. We earned commissions in both our underwriting agencies and retail agencies.
Commissions in our underwriting agencies, which include both provisional and profit sharing commissions, for the year ended December 31, 2004 were $88.5 million, an increase of $14.3 million, or 19.3%, as compared to $74.2 million in the prior year.
Provisional commission income for our underwriting agencies for the year ended December 31, 2004 was $76.1 million, an increase of $8.7 million, or 12.9%, as compared to provisional commissions of $67.4 million in the prior year. The $67.4 million in provisional commissions recorded in the prior year were favorably impacted by a $2.4 million reduction in a deferred revenue accrual. Excluding the impact of this adjustment, provisional commission for the year ended December 31, 2004 would have increased $11.1 million or 17.2%, as compared to the prior year. The increase in provisional commission was attributable to increases in total controlled premium produced by our underwriting agencies, which increased 8.7% over prior year, as well as increases in provisional commission rates which increased to 25.5% for the year ended December 31, 2004 from 23.6% in the prior year.
Profit sharing commission income for the year ended December 31, 2004 was $12.4 million, and increase of $5.6 million, or 82.9%, as compared to profit sharing commissions of $6.8 million for the prior year. Profit sharing commissions are a result of favorable loss ratio development for business produced by our underwriting agencies as compared to loss ratios recorded as of the beginning of the period. The increase in profit sharing commissions was the result of favorable loss ratio development in prior treaty years. We have not recognized any profit sharing commission on treaties that incepted during 2004.
Commission income related to our retail agencies’ sales of unaffiliated insurance companies’ products was $6.7 million for the year ended December 31, 2004, a decrease of $211,000, or 3.0%, as compared to $6.9 million for the prior year.
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
Claims processing fees for the year ended December 31, 2004 were $27.8 million, an increase of $922,000, or 3.4%, as compared to claims processing fees of $26.9 million in the prior year. The increase in claims processing fees is primarily due to the increases in earned premiums. Claims processing fees are paid to us based on a contractual rate relative to the amount of gross premiums earned on business that underwriting agencies produce and recognized as income over the expected claims service period.
Total expenses for the year ended December 31, 2004 were $139.6 million, an increase of $14.0 million, or 11.2%, as compared to total expenses of $125.6 million in the prior year.
•	Policy acquisition expenses for the year ended December 31, 2004 were $27.9 million, an increase of $4.1 million, or 17.2%, as compared to $23.8 million for the prior year. Policy acquisition expenses’ sole component is commission expense in our agency segment. Commission expense is derived from the production of gross written premium. The increase in policy acquisition expenses is principally due to increases in written premium volume produced by certain underwriting agencies as well as an increase caused by the acquisition of a book of business in 2004. In addition to increases in premiums produced, the average commission rate increased from 15.1% to 15.6% during the year. This increase results from changes in the geographic distribution of our policies produced as well as increases in commission rates in certain geographic areas in response to existing market conditions. The commission rates we pay independent agents are established based on prevailing market conditions.

•	Employee compensation and benefit expenses for the year ended December 31, 2004 were $58.2 million, an increase of $1.1 million, or 1.8%, as compared to $57.1 million in the prior year. The increase in employee compensation and benefit expenses was primarily due to an increase in overall headcount during 2004 that contributed to an increase of $2.0 million, offset by decreases from prior years in performance-based compensation and severance related expenses of $968,000.

•	Depreciation and amortization expenses for the year ended December 31, 2004 were $4.2 million, an increase of $643,000, as compared to $3.6 million in the prior year. The increases in depreciation and amortization expenses were principally due to the acceleration of the depreciable lives of certain policy and claims processing systems to match their remaining expected lives due to the expected implementation of a new policy and claims system in 2005 as well as increases in depreciation as a result of increases in software and hardware purchases related to the integration of our acquisitions.

•	Operating expenses for the year ended December 31, 2004 were $49.3 million, an increase of $8.3 million, or 20.1%, as compared to $41.1 million in the prior year. The increase in operating expenses was primarily a result of increases in operational expenses such as fronting fees, premium taxes and claims processing expenses of $2.9 million due to the increased premiums produced by our underwriting agencies, increased advertising expenditures of $1.4 million, increases in legal and professional fees of $2.7 million associated with various legal projects as well as expenses related to our ongoing litigation with a former employee.
Pretax income for the year ended December 31, 2004 was $26.1 million, an increase of $5.2 million, or 25.1%, as compared to pretax income of $20.9 million in the prior year. For the year ended December 31, 2004 the pretax margin was 15.8%, an increase from the 14.3% pretax margin recorded in the prior year.
Insurance company segment. Total revenues for the year ended December 31, 2004 were $225.1 million, an increase of $214.9 million as compared to total revenues of $10.2 million for the prior year. The increase in total revenues was principally due our retention of gross premiums written in our insurance companies following the termination of the reinsurance agreements with Vesta that allowed us to start retaining premiums beginning January 1, 2004 that were previously ceded to Vesta.
Net premium earned for the year ended December 31, 2004 was $194.3 million as compared to zero in the prior year. The increase was due our retention of gross premiums written in our insurance companies following the termination of the reinsurance agreements with Vesta that allowed us to start retaining premiums beginning January 1, 2004 that were previously ceded to Vesta.
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
Loss and loss adjustment expenses for the year ended December 31, 2004 were $129.0 million as compared to zero for the prior year. Our insurance segment loss and loss adjustment expense ratio for the year ended December 31, 2004 was 57.9%. The increase in our loss and loss adjustment expenses was due to our termination of reinsurance agreements with Vesta.
Policy acquisition and operating expenses for the year ended December 31, 2004 were $79.7 million as compared to a negative $544,000 for the prior year. Our insurance segment expense ratio for the year ended December 31, 2004 was 35.8%. The increase in our policy acquisition and operating expenses was due to our termination of reinsurance agreements with Vesta. The negative expense reported for the prior year is a result of our insurance companies receiving ceding commission in an amount greater than their policy acquisition and operating expenses.
Pre-tax income for the year ended December 31, 2004 was $16.4 million, an increase of $5.7 million, or 52.5%, as compared to pre-tax income of $10.8 million in the prior year. The increase in pre-tax income was principally a result of the profitability of the business being retained starting January 1, 2004 as compared to policy fees retained in our insurance companies in the prior year. Our insurance segment combined ratio for the year ended December 31, 2004 was 93.6%.
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
There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of December 31, 2005, we had $12.2 million of cash and invested assets at the holding company level and $3.9 million of cash and invested assets at our non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. An extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding December 31 or the insurance company’s net income for the 12-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurance company’s remaining surplus after payment of a dividend or other distribution to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. In 2006, our insurance companies may pay up to $7.2 million in ordinary dividends without prior regulatory approval.
The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2005, the capital ratios of both of our insurance companies substantially exceeded the risk-based capital requirements. As of December 31, 2005, the capital ratios of both of our insurance companies exceeded the highest level for regulatory action under the risk-based capital guidelines.
Our operating subsidiaries’ primary sources of funds are premiums received, commission and fee income, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.
Net cash provided by operating activities was $91.2 million for the year ended December 31, 2005, as compared to $52.1 million for the year ended December 31, 2004, and $40.7 million for the year ended December 31, 2003. The increase in cash flow generated from operations for the year ended December 31, 2005 compared to the prior year was principally due to a net increase in insurance related items of $78.1 million such as collections of premiums and commissions receivable, payments of losses and loss adjustment expenses and unearned premiums, of which $18.7 million was collected as part of the novation and commutation agreements executed in 2005. This increase in cash flows was offset by $12.6 million in increased federal income tax payments over the prior year. The increase in cash flow generated from operations for the year ended December 31, 2004 compared to the prior year was principally due to an increase in our net income as well as increases in cash flows due to the timing of collections and payments of losses and unearned revenue as well as increased collections on amounts due reinsurers.
Net cash used in investment activities was $66.6 million for the year ended December 31, 2005, as compared to $129.2 million for the year ended December 31, 2004 and $22.2 million for the year ended December 31, 2003. The decrease in cash used in investment activities for the year ended December 31, 2005 compared to the prior year is primarily due to decreased bond purchases in the investment portfolios of our insurance companies. The increase in cash used in investment activities for the year ended December 31, 2004 as compared to the prior year reflects increases in bond purchases in the investment portfolios of our insurance companies due to their increased capitalization following our initial public offering.
Net cash used in financing activities was $681,000 for the year ended December 31, 2005, as compared to net cash provided by financing activities of $85.9 million for the year ended December 31, 2004 and $5.4 million used in the year ended December 31, 2003. Cash used in financing activities for the year ended December 31, 2005 included $28.0 million used to purchase outstanding shares of our common stock, offset by $24.4 million received from the private placement of trust preferred securities, net of fees, in June 2005, to fund this purchase. In 2004, $67.5 million was received from our initial public offering and $29.1 million was received in December 2004 for the private placement of trust preferred securities, partially offset by a $10.0 million principal payment on a note payable. In 2003, $5.1 million in cash was used to repay borrowings.
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
Initial Public Offering. We completed our initial public offering of our common stock effective July 9, 2004. We issued 4,420,000 additional shares of our common stock and Vesta sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14.00 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from Vesta. The combined net proceeds to us from these transactions were approximately $65.3 million, of which $64.3 million was contributed to our insurance companies in order to increase their policyholder’s surplus.
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
Our Credit Agreement requires us to provide the bank with written notification and documents related to certain events. On August 12, 2005 we entered into a First Amendment to Credit Agreement and Waiver of Defaults to the credit facility which amended and waived certain notice requirements of the Credit Agreement and waived all existing defaults and all events of default related to written notice requirements related to certain acquisitions of business in December 2004 and January, February, and July 2005, the repurchase of shares in June of 2005, and the issuance of trust preferred securities in December of 2004 and June of 2005. As of December 31, 2005, there were no outstanding loan amounts due under our credit facility, and we are in compliance with all of our financial and other restrictive covenants.
Under the terms of our Credit Agreement with Frost Bank dated July 30, 2004, as amended (“Credit Agreement”), we were required to file our Annual Report on Form 10-K on or before March 31, 2006. Frost Bank has waived, for a certain period of time, our compliance with the above covenant of the Credit Agreement, and we have filed our Annual Report on Form 10-K within the waiver period. All other terms of the Credit Agreement are unaffected by this waiver.
Trust Preferred Securities. On June 1, 2005, our newly formed trust subsidiary, Affirmative Insurance Holdings Statutory Trust II (“Trust Subsidiary II”), completed a private placement of $25.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $25.0 million from Trust Subsidiary II and the net proceeds from this borrowing, along with cash from operations, were used to purchase the 2.0 million shares of our common stock as discussed in Note 17 of our consolidated financial statements. The trust preferred securities, which can be redeemed in whole or in part by the issuer after five years, bear an initial interest rate of 7.792% until June 15, 2010, at which time they will adjust quarterly to the 90-day LIBOR rate plus 355 basis points.
Contractual Obligations
The following table identifies our contractual obligations by payment due period as of December 31, 2005:

	2006	2007	2008	2009	2010	2011+	Total

Consideration due for acquisitions (1)	$1,352	$—	$—	$—	$—	$—	$1,352
Operating leases (2)	5,556	3,525	2,375	1,474	412	—	13,342
Notes payable	—	—	—	—	—	56,702	56,702
Interest on notes payable	4,212	4,212	4,212	4,212	4,212	92,333	113,393
Reserves for loss and loss adjustment expense (3)	78,734	26,403	10,829	6,292	3,657	1,025	126,940

Total	$89,854	$34,140	$17,416	$11,978	$8,281	$150,060	$311,729

(1)	Consists primarily of payments due in 2006 related to the asset purchase of InsureOne Independent Agency, LLC and Fed USA.

(2)	Consists primarily of rental obligations under real estate leases related to our retail operations and our corporate offices.

(3)	The payout pattern for reserves for loss and loss adjustment expense is based upon historical payment patterns and do not represent actual contractual obligations. The timing and amount ultimately paid can and will vary from these estimates.
We and our subsidiaries are named from time to time as defendants in various legal actions arising in the ordinary course of our business and arising out of or related to claims made in connection with our insurance policies, claims handling and employment related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations, however, the ultimate outcome of these matters is uncertain. For detailed information concerning legal actions, please refer to “Legal Proceedings” contained elsewhere in this report.
From time to time, we and our subsidiaries are subject to random compliance audits from federal and state authorities regarding various operations within our business that involve collecting and remitting taxes in one form or another. Recently, two of our owned underwriting agencies were subject to a sales and use tax audit conducted by the State of Texas.
The examiner for the State of Texas has now completed his field work and delivered a summary of tentative audit adjustment to us. The examiner’s report asserts that, for the period from January 2002 to August 2005, we should have collected and remitted approximately $2.5 million in sales tax derived from claims services provided for Old American County Mutual Insurance Company, an unaffiliated insurance company. We believe that these services are not subject to sales tax, are vigorously contesting the assertions made by the state, and are exercising all available rights and remedies available to us; however, the ultimate outcome of this matter is uncertain.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We believe that interest rate risk and credit risk are the two types of market risk to which we are principally exposed.
Interest rate risk. Our investment portfolio consists principally of investment-grade, fixed income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general the fair market value of a portfolio of fixed income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of less than three years. The fair value of our fixed income securities as of December 31, 2005 was $210.8 million. The effective duration of the portfolio as of December 31, 2004 was 3.8 years. Should the market interest rates increase 1.0%, our fixed income investment portfolio would be expected to decline in market value by 3.8%, or $8.0 million, representing the effective duration multiplied by the change in market interest rates.

Conversely, a 1.0% decline in interest rates would result in a 3.8%, or $8.0 million, increase in the market value of our fixed income investment portfolio.
Credit risk. An additional exposure to our fixed income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment grade securities and limiting our exposure to a single issuer. As of December 31, 2005, our fixed income investments were invested in the following: U.S. Treasury securities — 2.5%, mortgage-backed securities — 6.2%, corporate securities — 11.1%, and municipal securities — 80.1%. As of December 31, 2004, all of our fixed income securities were rated A- or better by nationally recognized statistical rating organizations.
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
At December 31, 2005, we had $28.1 million receivables from reinsurers, including $18.5 million gross recoverable from Vesta Fire. Vesta Fire is currently rated “C++” (Marginal) by A.M. Best. According to our reinsurance agreement, if Vesta Fire’s A.M. Best financial strength rating remains below “B+” we have the right to require Vesta Fire to provide a letter of credit or establish a trust account to collateralize the gross amounts due to us from Vesta Fire under the reinsurance agreement. On July 27, 2004, we notified Vesta to establish a trust account collateralizing the amount due to us, due to the fact that Vesta Fire’s A.M. Best rating was below a “B+” after the consummation of our initial public offering. We have $22.0 million currently in a trust account to collateralize the $18.5 million gross recoverable from Vesta Fire. We also have $7.2 million included in Other Assets that is related to a receivable due from Vesta as part of the transfer of the insurance companies to us at December 31, 2003. The $7.2 million is not included in the previously mentioned $18.5 million gross recoverable.
As part of the terms of the acquisition of Affirmative Insurance Company and Insura, Vesta has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of December 31, 2005, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.
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
Recent Accounting Pronouncements
In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. In September 2004, the FASB issued a Staff Position, FSP EITF 03-1-1, delaying the effective date for the measurement and recognition guidance included in EITF 03-1, and also issued an exposure draft, FSP EITF 03-1a, which proposes guidance relating to debt securities that are impaired because of interest rate and/or sector spread increases. The delay in the effective date for the measurement and recognition guidance of EITF 03-1 did not suspend existing requirements for assessing whether investment impairments are other-than-temporary. We currently perform an analysis for impairment of investments on a quarterly basis. We do not anticipate that this will have a material impact on our financial statements.
In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), Share-Based Compensation, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This standard is effective for public companies at the beginning of the first annual period beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management’s Discussion and Analysis and several other issues. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R.
SFAS 123R permits us to adopt its requirements using one of two methods:
1.	A “modified prospective” method in which compensation cost is recognized beginning with the adoption date (a) based on the requirements of SFAS 123R for all share-based compensation payments granted after the adoption date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the adoption date that remain unvested on the adoption date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all periods presented or (b) prior interim periods of the year of adoption.
We adopted SFAS 123R on January 1, 2006 using the modified prospective method.
As permitted by SFAS 123, until December 31, 2005 we accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost on grants of employee stock options. Accordingly, the adoption of SFAS 123R may have a significant impact on our results of operations that cannot be predicted at this time because the impact will depend on the future levels of share-based grants. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements.
In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154” ), which replaces APB 20 and SFAS 3. SFAS 154 applies to all voluntary changes in accounting principles. The statement requires that voluntary changes in accounting principles be applied retrospectively to prior periods unless doing so is impracticable. SFAS 154 is effective for fiscal years beginning after December 15, 2005. We applied SFAS 154 to our presented financial statements and in Notes 2, 24 and 26 to our consolidated financial statements.
In November 2005, the FASB issued Staff Position (FSP) FAS115-1 and FAS 124-1, which nullifies certain provisions of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", and completely supersedes EITF Topic D-44, “Recognition of Other Than Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”, addresses (1) determining when an investment should be considered impaired, (2) determining whether an impairment should be deemed other than temporary, and (3) measuring impairment loss. Combined FSP Nos. FAS 115-1 and FAS 124-1 were applied to the realignment of a portion of our investment portfolio as discussed in Note 4 to our consolidated financial statements and elsewhere in this report.
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

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Affirmative Insurance Holdings, Inc.:
We have completed an integrated audit of Affirmative Insurance Holdings, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Affirmative Insurance Holdings, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 2 to the consolidated financial statements, the Company restated its 2004 and 2003 consolidated financial statements.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Affirmative Insurance Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses relating to the (1) access to, and changes in, their information technology systems, financial applications and underlying financial data (2) the elimination of intercompany transactions and (3) accuracy and completeness of the reconciliation of certain balance sheet accounts based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:
(a) The Company did not maintain effective controls over access to, and changes in, their information technology systems, financial applications and underlying financial data. Specifically, the Company lacked adequate controls over: (i) the design, documentation and enforcement of internal access security policies and procedures, and (ii) changes to masterfile or standing data to prevent errors and irregularities in financial information. Changes to tables and standing data did not follow the approved change management process and lacked user approval and/or testing. Furthermore, access to financial applications and underlying financial data was not adequately restricted or monitored to ensure unauthorized individuals do not have access to add, change or delete the underlying premiums, commissions and fee income, claims, commission expense, accounts payable, or general accounting data. This control deficiency did not result in any adjustments to the Company’s 2005 annual or interim consolidated financial statements. However, this deficiency could result in a material misstatement to significant accounts and disclosures including premium revenue, claims expense and the related receivables and reserves that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
(b) The Company did not maintain effective internal controls over the elimination of intercompany transactions. Specifically, effective controls were not designed and in place over the review and approval of manual intercompany elimination journal entries. This control deficiency resulted in the restatement of the Company’s 2004 annual and interim consolidated financial statements and the interim consolidated financial statements for each of the three quarters in 2005, to correct commissions, fee income, policy acquisition expenses, operating expenses, premiums and fees receivable, commissions receivable, amounts due reinsurers and other liabilities. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
(c) The Company did not maintain effective controls over the accuracy and completeness of the reconciliation of certain balance sheet accounts. Specifically, reconciling items were not timely and adequately resolved for premiums and fees receivable. In addition, reconciliations to underlying detail of other liability accounts were not adequately performed. This control deficiency resulted in audit adjustments to the Company’s 2004 and 2003 annual consolidated financial statements to correct receivables from affiliates and amounts due reinsurers. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts, premiums and fees receivable, the related provision for uncollectible accounts, and other liabilities that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Certain of the control deficiencies described above resulted in the restatement of the Company’s previously issued audited consolidated financial statements as of December 31, 2004 and December 31, 2003 and for the years then ended and the previously issued 2005 and 2004 unaudited interim consolidated statements. Furthermore, these control deficiencies could result in other misstatements in financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute material weaknesses. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
In our opinion, management’s assessment that Affirmative Insurance Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Affirmative Insurance Holdings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers, LLP
PricewaterhouseCoopers, LLP
Dallas, TX

April 11, 2006

Affirmative Insurance Holdings, Inc.
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004
		(Restated)
	(dollars in thousands, except
	share data)
Assets
Fixed maturities — available for sale, at fair value (amortized cost — 2005: $211,087; 2004: $157,296)	$210,273	$157,666
Short-term investments	477	1,995

Total invested assets	210,750	159,661

Cash and cash equivalents	48,037	24,096
Fiduciary and restricted cash	29,689	16,267
Accrued investment income	2,722	1,979
Premiums and fees receivable (includes related parties - 2004: $30,980)	81,680	104,361
Commissions receivable (includes related parties - 2004: $5,136)	2,144	8,429
Receivable from reinsurers (includes related parties - 2004: $28,873)	28,137	75,403
Deferred acquisition costs	24,453	19,118
Receivable from affiliates	—	7,523
Deferred tax asset, net	14,866	6,637
Federal income taxes receivable	6,823	—
Property and equipment, net	4,820	6,485
Goodwill	61,009	67,430
Other intangible assets, net	19,607	18,361
Other assets	9,388	5,872

Total assets	$544,125	$521,622

Liabilities and Stockholders’ Equity
Liabilities
Reserves for losses, loss adjustment expenses and deposits (includes related parties - 2004:$23,037)	126,940	93,030
Unearned premium (includes related parties - 2004: $16,921)	97,344	90,695
Amounts due reinsurers (includes related parties - 2004: $9,640)	8,715	42,093
Deferred revenue	27,101	24,478
Federal income taxes payable	—	7,526
Notes payable	56,702	30,928
Consideration due for acquisitions	1,352	1,098
Other liabilities	26,009	26,468

Total liabilities	344,163	316,316

Commitments and contingent liabilities (Note 5 and 15)
Stockholders’ equity
Common stock, $0.01 par value; 75,000,000 shares authorized; 17,483,520 shares issued and 15,432,557 outstanding at December 31, 2005; 16,838,519 shares issued and outstanding at December 31, 2004	175	168
Additional paid-in capital	158,904	151,752
Treasury stock, at cost; 2,050,963 shares at December 31, 2005	(28,746)	—
Accumulated other comprehensive income (loss)	(529)	251
Retained earnings	70,158	53,135

Total stockholders’ equity	199,962	205,306

Total liabilities and stockholders’ equity	$544,125	$521,622

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
		(Restated)
	(dollars in thousands, except share data)
Revenues
Net premiums earned	$297,799	$194,341	$—
Commission income and fees (includes related parties - 2005: $594; 2004: $5,703; 2003: $50,641)	79,615	126,679	103,344
Net investment income	5,730	2,327	189
Net realized gains (losses)	(1,665)	(8)	451

Total revenues	381,479	323,339	103,984

Expenses
Losses and loss adjustment expenses	191,208	128,969	—
Selling, general and administrative expenses	153,805	148,095	68,755
Depreciation and amortization	4,207	4,218	3,575
Interest expense	3,515	588	821

Total expenses	352,735	281,870	73,151

Net income before income taxes, minority interest and equity interest in unconsolidated subsidiaries	28,744	41,469	30,833

Income tax expense	9,767	15,319	11,025
Minority interest, net of income taxes	672	804	403
Equity interest in unconsolidated subsidiaries, net of income taxes	—	913	348

Net income	$18,305	$24,433	$19,057

Net income per common share — Basic	$1.16	$1.74	$1.89

Net income per common share — Diluted	$1.14	$1.72	$1.88

Weighted average shares outstanding
Basic	15,774,387	14,018,530	10,082,794
Diluted	15,993,073	14,213,682	10,112,585
See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years Ended December 31, 2005, 2004 and 2003

							Accumulated
				Additional			Other	Total
	Common Stock Issued			Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Warrants	Capital	Earnings	Stock	Income (Loss)	Equity
				(dollars in thousands, except share data)
Balance, December 31, 2002	10,031,615	$100	$157	$67,745	$9,982	$—	$363	$78,347

Comprehensive income:
Net income					19,057			19,057
Other comprehensive loss							(372)	(372)

Total comprehensive income								18,685
Dividend								—
Conversion of preferred stock								—
Issuance of common stock	1,525,600	16		16,329				16,345

Balance, December 31, 2003	11,557,215	$116	$157	$84,074	$29,039	$—	$(9)	$113,377

Comprehensive income:
Net income					24,433			24,433
Other comprehensive income							260	260

Total comprehensive income								24,693
Dividend ($.02 per share)					(337)			(337)
Issuance of common stock	5,281,304	52	(157)	67,678				67,573

Balance, December 31, 2004	16,838,519	$168	$—	$151,752	$53,135	$—	$251	$205,306

Comprehensive income:
Net income					18,305			18,305
Other comprehensive loss							(780)	(780)

Total comprehensive income								17,525
Purchase of treasury stock						(28,746)		(28,746)
Dividend ($.02 per share)					(1,282)			(1,282)
Issuance of common stock	627,267	7		4,971				4,978
Tax benefit of options exercised				1,346				1,346
Equity based compensation	17,734			835				835

Balance, December 31, 2005	17,483,520	$175	$—	$158,904	$70,158	$(28,746)	$(529)	$199,962

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

	For the Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
	(dollars in thousands)
Cash flows from operating activities
Net income	$18,305	$24,433	$19,057
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,207	4,218	3,575
Undistributed equity in unconsolidated subsidiaries	—	913	348
Equity based compensation	150	—	—
Realized (gain) loss on sale of bonds	1,665	8	(451)
Amortization of premiums and discounts on investments	2,615	—	—
Loss on write down of enterprise system	2,381	—	—
Changes in assets and liabilities:
Fiduciary and restricted cash	(13,422)	(6,800)	(220)
Premiums and commissions receivable	28,966	(44,877)	(10,774)
Reserves for loss and loss adjustment expenses	33,910	34,523	(6,170)
Net due to/from reinsurers	13,888	14,370	(7,439)
Receivable from affiliates	7,523	(396)	11,534
Deferred revenue	2,623	7,577	2,091
Unearned premiums	6,649	19,469	26,955
Deferred acquisition costs	(5,335)	(4,747)	—
Federal income taxes receivable/payable	(13,003)	(161)	1,697
Other	51	3,566	540

Net cash provided by operating activities	91,173	52,096	40,743

Cash flows from investing activities
Proceeds from the sale of bonds	7,800	20,623	5,037
Cost of bonds acquired	(66,407)	(138,766)	(6,003)
Purchases of property and equipment	(4,023)	(3,379)	(3,181)
Purchases of other invested assets	—	—	(1,835)
Net cash paid for acquisitions	(3,921)	(7,715)	(16,233)

Net cash used in investing activities	(66,551)	(129,237)	(22,215)

Cash flows from financing activities
Principal payments under capital lease obligation	—	(341)	(201)
Distribution to minority stockholders	—	—	(531)
Proceeds from borrowings	24,369	29,094	—
Repayments of borrowings	—	(10,020)	(5,105)
Proceeds from issuance of common stock, net	4,232	67,483	407
Acquisition of treasury stock	(28,000)	—	—
Dividend paid	(1,282)	(337)	—

Net cash provided by (used in) financing activities	(681)	85,879	(5,430)

Net increase in cash and cash equivalents	23,941	8,738	13,098

Cash and cash equivalents, beginning of period	24,096	15,358	2,260

Cash and cash equivalents, end of period	$48,037	$24,096	$15,358

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements

1.	General
Affirmative Insurance Holdings, Inc. is an insurance holding company engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in highly targeted geographic areas. As of December 31, 2005, our subsidiaries included two insurance companies licensed to write insurance policies in 34 states, four underwriting agencies and five retail agencies with 179 owned retail store locations and 45 franchised retail store locations serving seven states. We offer our products and services in 13 states, including Texas, Illinois, California and Florida. Our growth has been achieved principally as a result of the acquisition and integration of six retail and/or underwriting agencies in 2001 and 2002. We were formerly known as Instant Insurance Holdings, Inc., and we incorporated in Delaware on June 25, 1998.
All financial information herein gives effect to the restatement described in Note 2 “Restatement”.
We completed an initial public offering of our common stock effective July 9, 2004. We issued 4,420,000 additional shares of our common stock and Vesta sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14.00 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from Vesta. On June, 2005, we purchased 2,000,000 of our shares of common stock from Vesta at a price of $14.00 per share.
On June 14, 2005, Vesta entered into a Stock Purchase Agreement with New Affirmative LLC, for the sale by Vesta of 5,218,228 shares of our common stock. New Affirmative was formed for the purpose of acquiring, holding, voting and disposing of the shares of our common stock acquired in connection with the Stock Purchase Agreement and any shares of our common stock that New Affirmative may acquire in the future. New Affirmative is (i) 50% owned by DSC AFFM, LLC, an entity controlled by DSC AFFM Manager LLC, the sole managing member of DSC AFFM, and Andrew G. Bluhm, the managing member of DSC Manager, and (ii) 50% owned by Affirmative Investment LLC, an entity owned, in part, by the Enstar Group, Inc., and controlled by Affirmative Associates LLC, the sole managing member of Affirmative Investment, and J. Christopher Flowers, the sole member and manager of Affirmative Associates. Simultaneously with the closing of the transactions contemplated by the Stock Purchase Agreement: (1) DSC AFFM contributed 1,459,699 shares of our common stock which were previously acquired in open market transactions by members of DSC AFFM and subsequently contributed to DSC AFFM, to New Affirmative and (2) Affirmative Investment contributed 1,183,000 shares of the Company’s Common Stock, previously acquired by it in open market transactions, to New Affirmative. Vesta completed the sale to New Affirmative on August 30, 2005. As of December 31, 2005, New Affirmative owned 7,860,927 shares of our common stock, or approximately 50.9% of our common stock outstanding.

2.	Restatement
Overview
We have restated herein the previously issued audited consolidated financial statements as of December 31, 2004 and for the year then ended and the previously issued unaudited interim consolidated financial statements as of and for the quarters and year to date periods ended March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2004, June 30, 2004 and September 30, 2004. This restatement corrects errors related to the consolidating elimination entries used to prepare the previously filed financial reports. The erroneous consolidating elimination entries had no effect on reported net income, earnings per share, invested assets or stockholders’ equity, but did have the effect of materially understating gross revenues and expenses and misstating assets and liabilities.
We incorrectly recorded a reduction in losses and loss adjustment expenses of $1.0 million in the third quarter of 2005 that were related to the August 1, 2005 novation agreements with several unaffiliated reinsurers described in more detail in Note 8 “Reinsurance”. In the third quarter of 2005, we recorded a reduction in losses and loss adjustment expenses as permitted under our revenue recognition policy related to profit-sharing commissions as described in Note 3, “Summary of Significant Accounting Policies”. This is the amount that would have increased net income before taxes in the third quarter of 2005 if we had not completed the novation agreements. However, subsequent to the reporting of our third quarter financial results, we determined that the novation agreements did not meet the appropriate risk transfer requirements of reinsurance accounting, which necessitated the application of deposit accounting, also described in Note 3, to those agreements. The required accounting treatment for the novation agreements provides that the deposit liability should be adjusted based on the adjusted amount and timing of the cash flows. Changes in the carrying amount of the deposit liability should be reported as income or expense as appropriate. Based on the actual losses settled under these agreements in the third quarter of 2005 subsequent to the date of the novation, the adjustment to the deposit liability (representing an increase in net income before tax) was $143,000 in the quarter, with the remaining $859,000 previously booked remaining as a component of the deposit liability included in reserves for losses on the September 30, 2005 consolidated balance sheet until future periods as losses are settled.
The previously issued consolidated balance sheets as of March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 have also been restated to reflect the $7.2 million receivable from Vesta as “receivable from affiliates” and an offsetting liability in “amounts due reinsurers”. This also resulted in an adjustment to the consolidated statement of cash flows for the year ended December 31, 2003 that did not affect “net cash provided by operating activities” because it increased the cash flows from the change in “receivable from affiliates” while simultaneously reducing cash flows from the change in “net due to/from reinsurers”, both of which are components of the “net cash provided by operating activities”.
In addition, we corrected a misallocation of commission income and fees among the first three quarterly periods of 2005. This resulted in increasing commission income and fees in the third quarter of 2005 by $483,000 and reducing commission income and fees for the first and second quarters of 2005 by $344,000 and $138,000 respectively. This had no effect on commission income and fees reported for the year ended December 31, 2005 since it was an allocation among quarters within the first nine months of the year.
All applicable amounts relating to the restatement have been reflected in the consolidated financial statements and these notes to the consolidated financial statements.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued
Effect of Restatement on Annual Information
The effect of the restatement on line items in our previously reported audited consolidated statement of operations for the year ended December 31, 2004 is detailed below (dollars in thousands). We have also reflected the effect of the restatement in notes 24 and 26.

	For the Year ended
	December 31, 2004
	As Restated	As Previously Reported	Difference

Commission income and fees	$126,679	$92,014	$34,665
Selling, general and administrative expenses	148,095	113,430	34,665
Net income	$24,433	$24,433	$—
The effect of the restatement on line items presented in our previously reported audited consolidated balance sheet as of December 31, 2004 is as follows (dollars in thousands):

	December 31, 2004
	As Restated	As Previously Reported	Difference

Premiums and fees receivable	$104,361	$107,411	$(3,050)
Commissions receivable	8,429	11,890	(3,461)
Due from affiliates	7,523	310	7,213
Total assets	521,622	520,920	702

Amounts due reinsurers	$42,093	$43,167	$(1,074)
Other liabilities	26,468	24,692	1,776
Total liabilities	316,316	315,614	702

Shareholders’ equity	$205,306	$205,306	$—
Effect of Restatement on Unaudited Quarterly Information
The effect of the restatement on line items of the previously reported unaudited consolidated statements of operations for the quarters and year to date periods ended March 31, 2005, June 30, 2005, and September 30, 2005 is presented below (dollars in thousands):

	(Unaudited)
	For the Quarter ended
	March 31, 2005
	As Restated	As Previously Reported	Difference

Commission income and fees	$20,995	$17,902	$3,093
Selling, general and administrative expenses	31,926	28,488	3,438
Income tax expense	4,284	4,406	(122)
Net income	$7,773	$7,996	$(223)

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued

	(Unaudited)			(Unaudited)
	For the Quarter ended			For the Six Months ended
	June 30, 2005			June 30, 2005
	As Restated	As Previously Reported	Difference	As Restated	As Previously Reported	Difference

Commission income and fees	$21,707	$19,990	$1,717	$42,702	$37,892	$4,810
Selling, general and administrative expenses	37,896	36,041	1,855	69,822	64,529	5,293
Income tax expense	3,403	3,452	(49)	7,687	7,858	(171)
Net income	$5,873	$5,962	$(89)	$13,646	$13,958	$(312)

	(Unaudited)			(Unaudited)
	For the Quarter ended			For the Nine Months ended
	September 30, 2005			September 30, 2005
	As Restated	As Previously Reported	Difference	As Restated	As Previously Reported	Difference

Commission income and fees	$19,722	$16,819	$2,903	$62,424	$54,711	$7,713
Losses and loss adjustment expenses	47,350	46,347	1,003	143,134	142,131	1,003
Selling, general and administrative expenses	40,097	37,820	2,277	109,919	102,349	7,570
Income tax expense	3,274	3,408	(134)	10,961	11,266	(305)
Net income	$5,743	$5,987	$(244)	$19,389	$19,945	$(556)
The effect of the restatement on line items of the previously reported unaudited consolidated balance sheets as of the periods ended March 31, 2005, June 30, 2005, and September 30, 2005 is presented below (dollars in thousands):

	(Unaudited)
	March 31, 2005
	As Restated	As Previously Reported	Difference

Premiums and fees receivable	$119,128	$131,350	$(12,222)
Commissions receivable	6,367	8,678	(2,311)
Due from affiliates	8,256	1,043	7,213
Total assets	544,905	552,225	(7,320)

Amounts due reinsurers	$18,303	$28,673	$(10,370)
Deferred Revenue	28,507	28,076	431
Federal income taxes payable	6,387	6,509	(122)
Other liabilities	24,996	22,032	2,964
Total liabilities	333,564	340,661	(7,097)

Shareholders’ equity	$211,341	$211,564	$(223)

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued

	(Unaudited)
	June 30, 2005
	As Restated	As Previously Reported	Difference

Premiums and fees receivable	$101,383	$114,345	$(12,962)
Commissions receivable	7,559	9,964	(2,405)
Federal income taxes receivable	351	180	171
Due from affiliates	7,216	3	7,213
Total assets	528,695	536,678	(7,983)

Amounts due reinsurers	$7,481	$15,187	$(7,706)
Deferred revenue	28,518	27,948	570
Other liabilities	19,529	20,064	(535)
Total liabilities	338,596	346,267	(7,671)

Shareholders’ equity	$190,099	$190,411	$(312)

	(Unaudited)
	September 30, 2005
	As Restated	As Previously Reported	Difference

Premiums and fees receivable	$105,219	$126,143	$(20,924)
Commissions receivable	4,185	7,925	(3,740)
Other assets	15,285	8,072	7,213
Total assets	544,033	561,484	(17,451)

Reserves for losses, LAE and deposits	$124,705	$123,845	$860
Amounts due reinsurers	12,716	27,804	(15,088)
Federal income taxes payable	178	483	(305)
Other liabilities	18,323	20,685	(2,362)
Total liabilities	348,759	365,654	(16,895)

Shareholders’ equity	$195,274	$195,830	$(556)

3.	Summary of Significant Accounting Policies
Basis of Presentation
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our accounts and the accounts of our operating subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Management believes the accompanying financial statements are representative of our costs of doing business on a stand-alone basis. The accompanying income statements include charges for expenses allocated to us by Vesta for various services until 2004. These charges were based upon specific identification when available or were allocated based upon estimated usage. Management believes the methods used to identify and allocate these costs are reasonable.
As discussed in Note 7, we purchased certain operations from Vesta in 2002 and 2003 that are accounted for herein in a manner similar to a pooling of interests. Therefore, the results of these operations are included in the historical results for all periods presented.
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

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued
Cash and Cash Equivalents
Cash and cash equivalents are highly liquid investments with an original maturity of ninety days or less and include principally money market funds, repurchase agreements, and other bank deposits.
Fiduciary and Restricted Cash
In our capacity as an insurance agency, we collect premiums from insureds and, after deducting our authorized commissions, remit these premiums to the appropriate insurance companies. Unremitted insurance premiums are held in a fiduciary capacity until disbursed by us. In certain states where we operate, the use of investment alternatives for these funds is regulated by various state agencies. We invest these unremitted funds only in cash and money market accounts and report such amounts as restricted cash on our consolidated balance sheets. We report the unremitted liability of these funds as amounts due reinsurers on our consolidated balance sheets. Interest income earned on these unremitted funds is reported as investment income in our consolidated statements of operations.
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
Treasury Stock
We record treasury stock purchases under the cost method, whereby the entire cost of the acquired stock is recorded as treasury stock. Treasury stock will be reissued at the average purchase price per share of the aggregate treasury shares held.
Equity in Unconsolidated Subsidiaries
We account for our equity interest in unconsolidated subsidiaries under the equity method of accounting. Under the equity method of accounting, we record our proportionate share of the income (losses), net of income taxes in our consolidated statements of operations. As of December 31, 2005, our equity investment and related income in unconsolidated subsidiaries was zero.
Statutory accounting practices
The Company is required to report its results of operations and financial position to Departments of Insurance based upon statutory accounting practices (“SAP”). The significant differences between SAP and GAAP are as follows: (1) under SAP the Company is required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the policy as required by GAAP. The immediate charge off of sales and acquisition expenses and other conservative valuations under SAP generally cause a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce the Company’s gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividends from insurance companies. (2) under SAP, certain assets are designated as “nonadmitted” and are charged directly to unassigned surplus, whereas under GAAP, such assets are included in the balance sheet net of an appropriate valuation reserve.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs represent the deferral of expenses that we incur acquiring new business or renewing existing business. Policy acquisition costs, consisting of primarily commission, premium taxes, underwriting and agency expenses, are deferred and charged against income ratably over the terms of the related policies. At December 31, 2005, we had $24.5 million of deferred policy acquisition costs. We regularly review the categories of acquisition costs that are deferred and assess the recoverability of this asset. A premium deficiency, and a corresponding charge to income is recognized, if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. At December 31, 2005, we determined that there was no premium deficiency. Amounts received as expense allowances on reinsurance contracts that represent reimbursement of acquisition costs are recorded as reductions of deferred acquisition costs.
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation, and consists primarily of telephone equipment and furniture and fixtures. Depreciation is computed using the straight-line method over the estimated useful lives of our assets, typically ranging from three to five years.
Goodwill and Other Intangible Assets
Intangible assets consist of brand names, agency relationships, and non-competition agreements; and goodwill represents the excess cost over the fair value of identifiable net assets acquired. Goodwill and indefinite life intangible assets are not amortized but are subject to periodic impairment testing. Finite life intangible assets are amortized over their expected useful lives, ranging from two to twenty years (Note 11).
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

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued
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
Reclassification
Certain previously reported amounts have been reclassified in order to conform to current year presentation. Such reclassification had no effects on net income, stockholders’ equity or cash flows from operating, investing and financing activities.
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
Income Taxes
Effective July 9, 2004, the date of our initial public offering, we terminated our tax allocation agreement with Vesta and have filed separate federal income tax returns from that date forward. Prior to July 9, 2004, we were included in the consolidated income tax return with Vesta with our provision for income taxes having been recorded as if we filed a separate federal income tax return. Deferred federal income taxes reflect the future tax differences between the tax basis of assets and liabilities and amounts recorded for financial reporting purposes. Recorded amounts will be adjusted to reflect changes in income tax rates for the period in which the change is enacted.
Stock Split
On May 25, 2004 we completed a stock split of 13.17 shares per one share of common stock effected through a stock dividend. All references to common shares, share prices, per share amounts, and stock plans have been restated retroactively in this report for our stock split.
Revenue Recognition
Premium income — Premium, net of premiums ceded, is earned over the life of a policy on a pro rata basis. Unearned premiums represent that portion of premiums written that is applicable to the unexpired terms of policies in force. Premiums receivable are recorded net of an estimated allowance for uncollectible amounts.
Commission income — Commission income and related policy fees, written for affiliated and unaffiliated insurance companies, are recognized at the date the customer is initially billed or as of the effective date of the insurance policy, whichever is later. Commissions on premium endorsements are recognized when premiums are processed. Our allowance for policy cancellations, presented as deferred revenue in our consolidated balance sheet, is periodically evaluated and adjusted as necessary. All commission and policy fee revenue and our related allowance for policy cancellations from our insurance companies is eliminated in consolidation.
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
Claims processing fees — Claims processing fees are received from insurance companies over the premium earning period of the underlying policies. The fees are recognized as revenue over the expected period during which processing services are performed and in amounts appropriate to the processing effort and related costs. The service period and related revenues are based upon historical and expected claims settlement data. All claims processing fees from our insurance companies are eliminated in consolidation.
Accounting and Reporting for Reinsurance. Pursuant to SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” we are required to review the contractual terms of all our reinsurance purchases to ensure compliance with that statement. The statement establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. For all reinsurance transactions, immediate recognition of gains is precluded unless our liability to our policyholders is extinguished. SFAS No. 113 also requires us to disclose the nature, purpose and effect of reinsurance transactions, including the premium amounts associated with reinsurance assumed and ceded. It also requires disclosure of concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed generally do not meet the conditions for reinsurance accounting and must be accounted for as deposits according to the guidelines of SOP 98-7, “Deposit Accounting for Insurance and Reinsurance Contracts that do not Transfer Insurance Risk”. Under Deposit Accounting, excess deposit liabilities are recorded as income based on a percentage of actual paid losses, if the estimated deposit liabilities are less than the recorded deposit liabilities. We believe we have properly accounted for all of our reinsurance contracts. (Note 8)
Advertising Costs
We utilize various advertising mediums such as yellow pages, television and radio campaigns and print advertisements. We account for advertising costs in accordance with Statement of Position 93-7 (“SOP 93-7”), Reporting on Advertising Costs. SOP 93-7 requires all advertising costs not meeting the

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued
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
The following table illustrates the effect on our net income and net income per share if we had applied SFAS 123 to stock-based compensation (in thousands, except per share amounts):

	2005	2004	2003
Net income, as reported	$18,305	$24,433	$19,057
Add: stock-based employee compensation expense included in reported net income, net of related income taxes	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(1,197)	(334)	(238)

Net income, pro forma	$17,108	$24,099	$18,819

Basic earnings per share — as reported	$1.16	$1.74	$1.89
Basic earnings per share — pro forma	$1.08	$1.72	$1.87

Diluted earnings per share — as reported	$1.14	$1.72	$1.88
Diluted earnings per share — pro forma	$1.07	$1.70	$1.86
Supplemental Cash Flow Information
Effective December 31, 2003, we acquired Affirmative Insurance Company and Insura Property & Casualty Insurance Company (“Insura”) from a subsidiary of Vesta in exchange for 3,408,382 shares of our common stock (Note 7).
Effective December 31, 2003, we paid a ceding commission to Vesta of 1,471,984 shares of our common stock in a reinsurance transaction where we assumed the unearned premium of the in-force non-standard personal automobile business of Vesta (Note 8).
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
In January 2005, we issued 6,734 shares of restricted common stock to certain members of our Board of Directors, in lieu of cash as their annual retainer. In both February and May 2005, we issued 7,500 shares of restricted common stock to certain members of our Board of Directors for compensation related to services performed. In November 2005, 7,000 shares of restricted common stock that had been issued were cancelled due to the resignation of certain board members.
We paid the following amounts for the years ended December 31(dollars in thousands):

	2005	2004	2003
Income taxes paid	$17,042	$21,197	$8,760
Interest expense paid	$3,491	$526	$821

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued
Recently Issued Accounting Standards
In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), Share-Based Compensation, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This standard is effective for public companies at the beginning of the first annual period beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management’s Discussion and Analysis and several other issues. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R.
SFAS 123R permits us to adopt its requirements using one of two methods:
1.	A “modified prospective” method in which compensation cost is recognized beginning with the adoption date (a) based on the requirements of SFAS 123R for all share-based compensation payments granted after the adoption date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the adoption date that remain unvested on the adoption date.
2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all periods presented or (b) prior interim periods of the year of adoption.
We adopted SFAS 123R on January 1, 2006 using the modified prospective method.
As permitted by SFAS 123, until December 31, 2005 we accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost on grants of employee stock options. Accordingly, the adoption of SFAS 123R may have a significant impact on our results of operations that cannot be predicted at this time because the impact will depend on the future levels of share-based grants. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements.
In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154” ), which replaces APB 20 and SFAS 3. SFAS 154 applies to all voluntary changes in accounting principles. The statement requires that voluntary changes in accounting principles be applied retrospectively to prior periods unless doing so is impracticable. SFAS 154 is effective for fiscal years beginning after December 15, 2005. We applied SFAS 154 to our presented financial statements and in Notes 2, 24 and 26 to our consolidated financial statements.
In November 2005, the FASB issued Staff Position (FSP) FAS115-1 and FAS 124-1, which nullifies certain provisions of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", and completely supersedes EITF Topic D-44, “Recognition of Other Than Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”, addresses (1) determining when an investment should be considered impaired, (2) determining whether an impairment should be deemed other than temporary, and (3) measuring impairment loss. Combined FSP Nos. FAS 115-1 and FAS 124-1 were applied to the realignment of a portion of our investment portfolio as discussed in Note 4 to our consolidated financial statements.

4.	Investments
Our investment portfolio consists of fixed income securities, which are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in our financial statements as a separate component of stockholders’ equity on an after-tax basis. Our Investment Committee reviewed our investment portfolio in December 2005 and decided to realign a portion of our investment portfolio in order to better align our portfolio with our historical claims life. We determined that the identified securities would not fully recover prior to the expected sale date, therefore the securities were deemed other-than-temporarily impaired in December 2005 when the decision to sell was made. The identified securities were in compliance with our investment guidelines prior to the review by the Investment Committee. The amortized cost, gross unrealized gains (losses) and estimated fair value of our investments at December 31 are as follows (dollars in thousands):

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2005
Fixed maturities
U.S. Government and agencies	$5,387	$1	$(151)	$5,237
Mortgage backed	13,171	—	—	13,171
Municipal	168,738	97	(460)	168,375
Corporate and other	23,791	—	(301)	23,490

Total	$211,087	$98	$(912)	$210,273

2004
Fixed maturities
U.S. Government and agencies	$5,429	$2	$(100)	$5,331
Mortgage backed	17,004	15	(26)	16,993
Municipal	110,130	864	(74)	110,920
Corporate and other	24,733	13	(324)	24,422

Total	$157,296	$894	$(524)	$157,666

As of December 31, 2005, the $210.3 million in fixed maturities includes $135.2 million in securities that had been identified by the Investment Committee of the Board of Directors as securities to be sold. The $135.2 million reflects the fair market value of such securities after $1.7 million in losses were recognized in December 2005.
Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. Our amortized cost and estimated fair value of fixed income securities at December 31, 2005 by contractual maturity are as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value
Securities — to be retained
Due in one year or less	$10,216	$10,123
Due after one year through five years	65,729	64,927
Due after five years through ten years	—	—
Due after ten years	—	—
Mortgage backed securities	—	—

Total securities — To be retained	$75,945	$75,050

Securities — to be sold
Due in one year or less
Due after one year through five years	63,106	63,124
Due after five years through ten years	48,563	48,607
Due after ten years	10,302	10,321
Mortgage backed securities	13,171	13,171

Total securities — To be sold	$135,142	$135,223

Total	$211,087	$210,273

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued
Major categories of net investment income for the years ended December 31 are summarized as follows (dollars in thousands):

	2005	2004	2003
Fixed maturities	$5,406	$2,251	$198
Short term investments	296	82	30
Other investments	—	1	(12)
Cash and cash equivalents	275	157	11

	5,977	2,491	227
Less: Investment expense	(247)	(164)	(38)

Net investment income	$5,730	$2,327	$189

Proceeds from sales, maturities, and principal receipts of bonds were $7.8 million, $20.6 million, and $5.0 million for the years ended December 31, 2005, 2004, and 2003, respectively.
Our Investment Committee reviewed our investment portfolio in December 2005 and decided to realign a portion of our investment portfolio in order to better align our portfolio with our historical claims life. We determined that the identified securities to be sold would not fully recover prior to the expected sale date, therefore the securities were deemed other than temporarily impaired in December 2005 when the decision to sell was made. The identified securities were in compliance with our investment guidelines prior to the realignment decision of the Investment Committee.
Gross realized gains and losses for the years ended December 31 are summarized as follows (dollars in thousands):

	Gross	Gross
	Gains	Losses	Total
2005	$13	$(1,678)	$(1,665)

2004	$80	$(88)	$(8)

2003	$459	$(8)	$451

If a decline in the fair market value of investments is determined to be other than temporary, the investment is written down to fair value and the amount of the write-down is accounted for as a realized loss.
The following table shows our investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 (dollars in thousands):
At December 31, 2005 and 2004, investments in fixed maturity securities with an approximate carrying value of $54.3 million and $15.1 million were on

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Government and agencies	$—	$—	$(151)	$5,185	$(151)	$5,185
Mortgage backed	—	—	—	—	—	—
Municipal	(362)	47,058	(98)	10,448	(460)	57,506
Corporate and other	—	—	(301)	11,858	(301)	11,858

Total investments	$(362)	$47,058	$(550)	$27,491	$(912)	$74,549

deposit with regulatory authorities as required by insurance regulations.

5.	Income Taxes
Effective July 9, 2004, the date of our initial public offering, we terminated our tax allocation agreement with Vesta and began filing separate federal income tax returns on a go forward basis. Prior to July 9, 2004, we were included in a consolidated income tax return filed by Vesta. Under the tax allocation agreement with Vesta, a company with taxable income pays tax equal to an amount that would have been paid had the company filed a separate return. A company with a taxable loss is paid a tax benefit currently to the extent that affiliated companies within the consolidated group utilizes that loss.
The provision for income taxes for the years ended December 31 consists of the following (dollars in thousands):

	2005	2004	2003
Current tax expense	$7,479	$23,037	$10,144
Deferred tax expense (benefit)	2,288	(7,718)	881

Total income tax expense	$9,767	$15,319	$11,025

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued
Our effective tax rate differs from the statutory rate of 35% for the years ended December 31 as follows (dollars in thousands):

	2005	2004
Statutory federal income tax rate	$10,060	$14,514
Increases (reductions) in tax resulting from:
Tax exempt interest	(1,118)	(346)
State income tax	779	1,444
Other	46	(293)

	$9,767	$15,319

Tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows (dollars in thousands):

	2005	2004
Deferred Tax Assets:
Unearned and advance premiums	$6,595	$5,356
Net operating loss carryforward	6,529	7,127
Discounted unpaid losses	2,194	2,057
Deferred revenue	8,755	7,992
Fixed assets	1,695	664
IBNR reserves	461	—
Unrealized losses	285	—
Other	1,948	888

Total deferred tax assets	28,462	24,084

Deferred Tax Liabilities:
Deferred acquisition costs	8,559	6,691
Goodwill	4,975	3,500
Unrealized gains	—	129
Other	62	—

Total deferred tax liabilities	13,596	10,320

Deferred tax asset, net, before valuation allowance	14,866	13,764

Valuation allowance	—	7,127

Deferred tax asset, net	$14,866	$6,637

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
As of December 31, 2005, we have available for income tax purposes approximately $18.7 million in federal net operating loss carryforwards (“NOLs”), which may be used to offset future taxable income. We initially recorded a valuation allowance of $7.1 million for NOLs that were generated prior to the acquisition of a greater than 50% voting interest in our company, as these NOLs are subject to a number of acquisition related limitations. The NOLs generated prior to December 2000 are subject to annual limitation prescribed by the Internal Revenue Code Section 382 and losses generated prior to December 2001 are subject to separate return year (“SRLY”) limitations. We established a valuation allowance for the full amount of these NOLs as part of Vesta’s purchase accounting of greater than 50% voting interest in our company as Vesta determined they would not be able to realize these NOLs. Our separation from Vesta has allowed us to evaluate these NOLs based on our expected taxable income and if we believe we will generate taxable income in future years to utilize these NOLs, the reversal of the valuation allowance and applicable tax benefits will reduce our goodwill balance related to the Vesta acquisition. We were able to complete our evaluation of these NOLs in the fourth quarter of 2005 and determined that our beginning NOL balance was incorrectly calculated by Vesta by approximately $3.1 million due to incorrect assumptions regarding tax utilization limitations. The additional NOL increased our NOL carryforward and valuation allowance to approximately $10.2 million. In addition, during our review, we further

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued
determined that we will generate taxable income in future years to utilize our NOLs and reversed our valuation allowance and reduced our goodwill balance related to the Vesta acquisition in the amount of $10.2 million, the total value of our NOLs as determined by our analysis.
Our loss carryforwards expire as follows (dollars in thousands):

2019	$10,469
2020	5,952
2021	90
2022	3
2023	2,140

$18,654

6.	Purchase Acquisitions
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
On July 19, 2005, we acquired the assets of IPA, LLC, an underwriting agency with operations in Michigan. IPA generates approximately $20 million in premiums annually. We paid $600,000 at closing to the owners of IPA, assumed certain liabilities for processing of claims and providing of customer service from existing business, and may pay up to an additional $1.3 million if certain performance criteria are met. During 2005, we paid $246,000 of the $1.3 million to the previous owners of IPA for meeting certain performance criteria.

7.	Equity Interest Exchanges
Effective December 31, 2003, we acquired Affirmative Insurance Company and Insura from a subsidiary of Vesta for 3,408,382 shares of our common stock. Affirmative Insurance Company and Insura are Illinois domiciled insurance companies and are licensed to write business in 34 states. We accounted for the acquisition of our insurance companies at Vesta’s historical carrying value amounts as transfers of net assets between entities under common control in accordance with SFAS 141. Pursuant to pooling of interest accounting treatment, our historical consolidated financial statements have been presented to reflect our combined results of operations.

8.	Reinsurance
Current Reinsurance Status
As of December 31, 2005, Affirmative Insurance Company had two quota share reinsurance agreements in place for active programs where the cession ranged from 25% to 100%. In Florida, our underwriting agency, Space Coast Underwriters, produces business on behalf of Affirmative Insurance

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued
Company, and 25% of the business is ceded to FolksAmerica. In Georgia, Affirmative Insurance Company serves as direct front for an unaffiliated underwriting agency to which 100% of the business is ceded to their insurance company.
Historical Background
Vesta transferred our insurance company subsidiaries to us on December 31, 2003. Before this time, these insurance companies had ceded 100% of the business that they wrote to Vesta Fire as part of an intercompany reinsurance agreement. In connection with a reinsurance restructuring agreement, Vesta Fire retained all liability with respect to any losses and allocated loss adjustment expenses occurring on or prior to December 31, 2003 on policies issued by our insurance companies, and retained all corresponding loss and loss adjustment expense reserves as of December 31, 2003. As a result, as of December 31, 2003, our insurance companies had no net loss or loss adjustment expense reserves. In connection with the acquisition of our insurance companies from Vesta, this reinsurance agreement was terminated as of December 31, 2003, and our insurance companies began accruing losses and loss adjustment expenses, subject only to third-party reinsurance arrangements, for reported and incurred but not reported losses for insurance policies issued or assumed by our insurance companies after December 31, 2003. Therefore, due to the termination of this 100% reinsurance agreement as of December 31, 2003, our insurance companies have recorded losses and loss adjustment expenses in their respective statements of operations beginning January 1, 2004. Although Vesta Fire remains liable as a reinsurer for all of our insurance companies’ losses and loss adjustment expenses associated with these policies occurring on or prior to December 31, 2003, we are subject to primary liability with respect to these policies. Consequently, we face exposure to credit risk with respect to Vesta Fire’s ability to satisfy its obligations to us. Vesta Fire is currently rated “C++” (Marginal) by A.M. Best. According to our reinsurance agreement, if Vesta Fire’s A.M. Best financial strength rating remains below “B+” we have the right to require Vesta Fire to provide a letter of credit or establish a trust account to collateralize the gross amounts due to us from Vesta Fire under these reinsurance agreements. On July 27, 2004, we notified Vesta to establish a trust account collateralizing the net amount due to us, due to the fact that Vesta Fire’s A.M. Best rating was below a “B+”. At December 31, 2005, we recorded $18.5 million in receivable from reinsurers due from Vesta related to this agreement. This receivable is collateralized by $22.0 million that is held in a trust account. We also included $7.2 million in Other Assets that represents a receivable from Vesta as part of the original transfer to us of our insurance companies at December 31, 2003. Vesta’s management has indicated that they believe that this amount has been settled, although they are unable to demonstrate any such payment, and that they will need additional supporting documentation from us to verify that they have not previously paid this amount in connection with settlements for other subsequent treaty periods. We have consulted with Vesta’s management and agreed to provide them with the supporting reconciliations for all inception-to-date payments from December 31, 2003 through December 31, 2005 in order to help satisfy Vesta that this amount has not been settled and is still outstanding. We believe that our documentation will definitively support our position and that, as a result, Vesta will ultimately pay this liability. Should payment not be forthcoming, we are confident that we will prevail upon pursuing our other available options.
The effect of reinsurance on premiums written and earned is as follows (dollars in thousands):

	2005		2004		2003
	Written	Earned	Written	Earned	Written	Earned
Direct	$173,776	$175,646	$182,562	$155,989	$115,437	$124,348
Assumed — affiliate	27,436	33,846	73,732	87,069	35,458	—
Assumed — non affiliate	119,992	105,063	25,431	18,776	—	—
Ceded — affiliate	(239)	(687)	80	(14,509)	(95,300)	(124,348)
Ceded — non affiliate	(5,467)	(16,069)	(66,549)	(52,984)	—	—

Total	$315,498	$297,799	$215,256	$194,341	$55,595	$—

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
We are continuing to transition the non-standard personal automobile business written on all Vesta insurance company subsidiaries to Affirmative Insurance Company and Insura. During this transitional period Affirmative Insurance Company or Insura will reinsure the new and renewal policies

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued
written by the Vesta insurance company subsidiaries through a 100% quota share reinsurance agreement, whereby Affirmative Insurance Company will assume 100% of the underwriting results of the Vesta insurance subsidiaries related to non-standard personal automobile polices produced by our underwriting agencies.
The amount of unpaid loss and loss adjustment expenses and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations at December 31 are as follows (dollars in thousands):

	2005	2004
Affiliate
Unpaid loss and loss adjustment expense	$—	$23,815
Unearned premiums	—	656

Total	$—	$24,471

Non affiliate
Unpaid loss and loss adjustment expense	$19,169	$18,087
Unearned premiums	3,137	13,530

Total	$22,306	$31,617

For the year ended December 31, 2005, we have ceded $29.2 million of paid losses and $6.1 million of incurred losses and loss adjustment expense to various reinsurers. For the year ended December 31, 2004, we ceded $47.5 million of paid losses and $49.1 million of incurred losses and loss adjustment expense to various reinsurers.
Effective January 1, 2005, we reduced the amount of business we ceded to our reinsurers on all business written through our underwriting agencies in Illinois, Indiana, Missouri, New Mexico and South Carolina to zero. Our insurance companies retained 100% of this business.
Effective January 1, 2005, we entered into two quota share reinsurance agreements with Old American County Mutual Fire Insurance Company, where we will assume 100% of the business written through our underwriting agencies in the state of Texas.
Effective May 1, 2005, we amended our quota share reinsurance agreement entered into on May 1, 2004 to continue ceding 25% of the business written through our Florida underwriting agency to the unaffiliated reinsurer at substantially the same terms and conditions. This contract continues in force until terminated by us or our reinsurer at any April 30 with not less than 90 days prior notice. The reinsurance under this agreement is provided by Folksamerica, which is rated “A” by A.M. Best.
All of our quota share reinsurance agreements contain provisions for sliding scale commissions, under which the commission paid to us varies with the loss ratio results under each contract. The effect of this feature in the quota share reinsurance agreements is to limit the reinsurer’s aggregate exposure to loss and thereby reduce the ultimate cost to us as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by us. Before entering into these reinsurance agreements, and based on our prior operating history, we concluded that each agreement met the risk transfer test of SFAS No. 113 (“SFAS 113”) Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts as the reinsurers assume significant risk and have a reasonable possibility of significant loss.
Affirmative Insurance Company, a wholly-owned subsidiary, is a party to a 100% quota share reinsurance agreement with The Hawaiian Insurance & Guaranty Company, Ltd. (“Hawaiian”), which is ultimately a wholly-owned subsidiary of Vesta. On November 4, 2004, Hawaiian was named among a group of four other named defendants and twenty unnamed defendants in a complaint filed in the Superior Court of the State of California for the County of Los Angeles alleging causes of action as follows: enforcement of coverage under Hawaiian’s policy of an underlying default judgment plaintiff obtained against Hawaiian’s former insured, who was denied a defense in the underlying lawsuit due to his failure to timely pay the Hawaiian policy premium; ratification and waiver of policy lapse and declaratory relief against Hawaiian; breach of implied covenant of good faith and fair dealing against Hawaiian with the plaintiff as the assignee of the insured; intentional misconduct as to the defendant SCJ Insurance Services; and professional negligence as to the defendants Prompt Insurance Services, Paul Ruelas, and Anthony David Medina. SCJ Insurance Services, Prompt Insurance Services, Paul Ruelas, and Anthony David Medina are not affiliated with Affirmative. The plaintiff sought to enforce an underlying default judgment obtained against Hawaiian’s insured on September 24, 2004 in the amount of $35,000,643 and additional bad faith damages including punitive damages in the amount of $35,000,000. Affirmative Insurance Company, as a party to a 100% quota share reinsurance agreement, is sharing in the defense of this matter.
On August 8, 2005, we were served a copy of plaintiff’s Second Amended Complaint, which added a cause of action for fraud and deceit against all defendants, and a cause of action for negligent misrepresentation against Hawaiian and SCJ Insurance Services.
On January 31, 2006, the Court absolved Hawaiian and SCJ Insurance Services of all counts filed against them in this litigation on the trial court level by virtue of court order on motions for summary judgment that were submitted by both Hawaiian and SCJ Insurance Services. The trial judge has denied a request by plaintiff for an interlocutory appeal of the judge’s ruling on the motions for summary judgment for both Hawaiian and SCJ Insurance Services. Defendants Prompt Insurance Services, Paul Ruelas and David Medina remain in the litigation, and the outcome as to such defendants is uncertain. Should plaintiff seek to appeal, Hawaiian and the other defendants thereto will vigorously contest and exercise all available rights and remedies against any such appeal.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued
Effective August 1, 2005, we entered into novation agreements with several unaffiliated reinsurers who participated in a quota share reinsurance agreement in which we also participate. Pursuant to these agreements, we were substituted in place of these reinsurers assuming all rights, interests, liabilities and obligations related to the original quota share reinsurance agreement. As a result of these novation agreements, our participation in the original reinsurance agreement increased from 5% to 100% effective August 1, 2005. In consideration for our assumption of their liabilities, these reinsurers agreed to pay us an amount equal to their share of the liabilities under the original quota share agreement as of July 31, 2005. We received cash in the amount of $14.2 million in relation to this novation. The terms of this reinsurance agreement did not meet the risk transfer requirements according to FAS 113, therefore, this contract was accounted for as deposits according to the guidelines of SOP 98-7, “Deposit Accounting for Insurance and Reinsurance Contracts that do not Transfer Insurance Risk”. Under deposit accounting, the deposit liability should be adjusted based on the adjusted amount and timing of the cash flows. Changes in the carrying amount of the deposit liability should be reported as income or expense as appropriate. For the year ended December 31, 2005, we recognized $476,700 in our insurance segment related to this novation.
As of August 1, 2005, we recorded the following amounts related to this novation (dollars in thousands):

As of August 1,
2005
Assets
Premiums and fees receivable	$711
Receivable from reinsurer	13,786
DAC	149

$14,646

Liabilities
Deposit liabilities	$11,130
Unearned premium	596
Other liabilities	2,920

$14,646

The entry above includes approximately $2.9 million of contingent commission that is payable to our MGA and is therefore eliminated in consolidation.
Effective August 1, 2005, we entered into novation agreements with several unaffiliated reinsurers related to an assumed aggregate excess of loss reinsurance agreement for business produced in the state of Texas by one of our underwriting agencies, written by Old American and ceded to the reinsurers. During 2005, we had executed letters of credit under our credit facility of approximately $2.3 million with these reinsurers, all of which were released on December 1, 2005 (See Note 17).
Effective October 1, 2005, we entered into commutation agreements with several unaffiliated reinsurers who participated in a quota share reinsurance agreement in which we were the direct writer. Pursuant to these agreements, we were substituted in place of these reinsurers assuming all rights, interests, liabilities and obligations related to the original quota share reinsurance agreement. In consideration for our assumption of their liabilities, these reinsurers agreed to pay us an amount equal to their share of the liabilities under the original quota share agreement as of September 30, 2005. As of December 31, 2005, we have received $4.5 million in relation to this commutation.
As of October 1, 2005, we recorded the following amounts related to this commutation (dollars in thousands):

As of October 1,
2005
Assets
Receivable from reinsurer	9,576
DAC	44

$9,620

Liabilities
Loss and loss adjustment expense	$9,462
Unearned premium	158

$9,620

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued

9.	Loss and Loss Adjustment Expense
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
The following table provides a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses, presented in conformity with generally accepted accounting principles, or GAAP, for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Balance at the beginning of the period	$93,030	$58,507	$64,677
Less: Reinsurance recoverable	43,363	58,507	64,677

Net balance as of the beginning of the period	49,667	—	—
Incurred related to:
Current year	199,953	128,969	—
Prior years	(8,745)	—	—
Paid related to:
Current year	120,080	79,302	—
Prior years	20,723	—	—

Net balance as of the end of the period	100,072	49,667	—
Plus: Reinsurance recoverable	19,169	43,363	58,507
Plus: Deposits	7,699	—	—

Balance at the end of the period including deposits	$126,940	$93,030	$58,507

Our recorded loss, loss adjustment expense reserves and deposit liabilities of $126.9 million on a gross basis and $106.5 million on a net basis are our best estimates as of December 31, 2005. The analysis provided by our independent opining actuaries indicated that their expected range for the ultimate liability for our loss and loss adjustment expense reserves, as of December 31, 2005, was between $111.5 million and $130.9 million on a gross basis and between $92.8 million and $108.1 million on a net basis.

10.	Policy Acquisition Expenses
Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to issuing a policy are deferred and charged against income ratably over the terms of the related policies.
Our components of deferred policy acquisition costs and the related policy acquisition expenses amortized to expense for our insurance companies at December 31, 2005 and December 31, 2004 are as follows (dollars in thousands):

	2005	2004

Beginning Deferred Acquisition Costs	$19,118	$14,371
Additions	105,257	78,989
Amortization expense	(99,922)	(74,242)

Ending Deferred Acquisition Costs	$24,453	$19,118

	2005	2004

Amortization expense	$99,922	$74,242
Profit sharing commission expense	13,355	3,223

Total policy acquisition expenses	$113,277	$77,465

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued

11.	Goodwill and Other Intangible Assets
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
On January 1, 2002, we ceased goodwill amortization. We test annually for impairment or more frequently if impairment indicators arise. Intangible assets with finite lives are amortized over their useful lives and are periodically reviewed to ensure that no conditions exist indicating the recorded amount of intangible assets is not recoverable from future undiscounted cash flows.
We evaluate impairment of goodwill and indefinite life intangibles in our agency reporting unit, as the insurance company reporting unit has no associated goodwill or indefinite life intangibles. Goodwill impairment is based upon (1) the historical financial performance of the unit; (2) the most recent financial performance of the unit; (3) our financial forecast for the unit; (4) information regarding publicly available financial terms of recent transactions in the industry; and (5) other publicly available information. We will perform an impairment test annually on September 30. The test performed as of September 30, 2005 indicated there was no goodwill impairment.
We recorded in our financial statements $61.0 million of goodwill, $14.7 million of indefinite life intangible assets and $4.9 million of intangible assets having estimated lives of between two and 20 years. We expect $50.2 million of our goodwill and other intangible assets to be fully deductible for tax purposes.
Other intangible assets at December 31, 2005, 2004 and 2003 are as follows (dollars in thousands):

	2005		2004		2003
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreements	$4,354	$(2,313)	$2,585	$(1,593)	$2,575	$(1,006)
Agency relationships	3,484	(624)	3,120	(457)	3,015	(306)
Non-amortizable intangible assets:
Brand name	14,706	—	14,706	—	10,308	—

	$22,544	$(2,937)	$20,411	$(2,050)	$15,898	$(1,312)

Amortization expense was $887,000, $738,000, and $1.0 million for the years ended December 31, 2005, 2004 and 2003.
The changes in the carrying amount of goodwill as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004 are as follows (dollars in thousands):

	2006	2007	2008	2009	2010
Total	$1,452	$937	$174	$174	$174

The following table represents our anticipated intangible amortization over the next five years, assuming no future acquisitions, (dollars in thousands):

Balance, December 31, 2003	$65,639
Goodwill acquired	2,791
Other adjustments	(1,000)

Balance, December 31, 2004	67,430
Goodwill acquired	3,427
Other adjustments	(9,848)

Balance, December 31, 2005	$61,009

Other adjustments to goodwill include the valuation allowance for NOLs of $10.2 million offset by changes to the contingent purchase consideration on certain acquisitions and final adjustments to purchase price allocations.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued

12.	Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation, and consists primarily of telephone equipment and furniture and fixtures. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, typically ranging from three to five years.
A summary of property and equipment at December 31, 2005 and 2004 is as follows (dollars in thousands):

	2005	2004
Data processing equipment	$4,431	$3,656
Furniture and office equipment	2,916	2,423
Software	6,311	6,374
Other	2,937	2,481

	16,595	14,934
Accumulated depreciation	(11,775)	(8,449)

Net property and equipment	$4,820	$6,485

Depreciation expense was $3.3 million, $3.5 million, and $2.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
During the fourth quarter of 2005, we determined that the outside vendor used to develop our new enterprise system had not met the terms of the development and license agreement and had breached the contract. We have since initiated litigation and are seeking relief to the full extent possible (See “Legal Proceedings” contained elsewhere in this report). At present, however, we do not expect to be in a position to introduce this system before the end of 2006, if at all. As a result, we have written down to zero the amounts capitalized on this project in 2005, in the amount of $2.4 million.

13.	Related Party Transactions
We provide various services for Vesta and its subsidiaries, including underwriting, premium processing, and claims processing. Accordingly, for the years ended December 31, the accompanying consolidated statements of operations reflect income from these services as follows (dollars in thousands):

	2005	2004	2003
Commission income	$594	$5,703	$27,927
Fee income	—	—	14,386
Claims processing fees	—	—	8,328

	$594	$5,703	$50,641

As of August 30, 2005, we and our subsidiaries are no longer affiliated with Vesta (See Note 1).
In addition, we have presented, in the accompanying consolidated balance sheets, the following amounts related to contracts with Vesta and its subsidiaries (dollars in thousands):

	2005	2004
Assets
Premiums and fees receivable	$—	$30,980
Commissions receivable	—	5,136
Receivable from reinsurer	—	28,873
Receivable from affiliates	—	7,523

	$—	$72,512

Liabilities
Losses and Loss adjustment expense	$—	$23,037
Unearned premium	—	16,921
Amounts due reinsurers	—	9,640
Payable to affiliates	—	—

	$—	$49,598

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued
Prior to December 31, 2003, Affirmative Insurance Company and Insura ceded premiums to Vesta through a 100% quota share reinsurance treaty. However, the historical financial statements of Affirmative Insurance Company and Insura include certain fees that were not required to be ceded to Vesta under the contract. Accordingly, we recorded fee income in the amount of $9.6 million for the year ended December 31, 2003.
As part of the terms of the acquisition of Affirmative Insurance Company and Insura, Vesta has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of December 31, 2005, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

14.	Regulatory Restrictions
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
Any failure by one of our insurance company subsidiaries to meet the applicable risk-based capital or minimum statutory capital requirements imposed by the laws of Illinois or other states where we do business could subject it to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do. As of December 31, 2005, each of our insurance company subsidiaries maintained a risk-based capital level in excess of an amount that would require any corrective actions on our part.
State insurance laws limit the ability of our insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. In addition, for competitive reasons, our insurance companies need to maintain financial strength rating which require us to maintain minimum capital and surplus requirements in those subsidiaries. Without regulatory approval, the aggregate maximum amount of dividends that can be paid in 2006 to us by our insurance company subsidiaries is approximately $7.2 million. During 2005, our insurance companies paid $5.0 million in dividends to us.

15.	Notes Payable
On December 31, 2004, our newly formed trust subsidiary, Affirmative Insurance Holdings Statutory Trust I (“Trust Subsidiary I”), completed a private placement of $30.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from Trust Subsidiary I and contributed $29.0 million to Affirmative Insurance Company’s policyholders’ surplus. The trust preferred securities, which can be redeemed in whole or in part by the issuer after five years, bears an initial interest rate of 7.545 percent until December 15, 2009, at which time the securities will adjust quarterly to the 90-day LIBOR rate plus 3.6 percentage points. As of December 31, 2005, the note balance was $30.9 million.
On June 1, 2005, our newly formed trust subsidiary, Affirmative Insurance Holdings Statutory Trust II (“Trust Subsidiary II”), completed a private placement of $25.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $25.0 million from Trust Subsidiary II and the net proceeds from this borrowing, along with cash from operations, were used to purchase the 2.0 million shares of our common stock as discussed in Note 18. The trust preferred securities, which can be redeemed in whole or in part by the issuer after five years, bear an initial interest rate of 7.792% until June 15, 2010, at which time they will adjust quarterly to the 90-day LIBOR rate plus 355 basis points. As of December 31, 2005, the note balance was $25.8 million.

16.	Commitments and Contingent Liabilities
We have entered into employment agreements with our key executive officers, Mark E. Pape, Executive Vice President and Chief Financial Officer; M. Sean McPadden, Executive Vice President and Katherine C. Nolan, Executive Vice President. These agreements grant these individuals the right to receive certain benefits, including base salary, should the executives be terminated other than for cause.
We currently lease approximately 444,000 square feet of retail location and underwriting agency locations under differing operating lease obligations. Total rent expense for the years ended December 31, 2005, 2004 and 2003 was $8.1 million, $7.3 million and $5.5 million, respectively.
We and our subsidiaries are named from time to time as defendants in various legal actions arising in the ordinary course of our business and arising out of or related to claims made in connection with our insurance policies, claims handling and employment related disputes. The plaintiffs in some of these lawsuits have alleged bad faith or extra-contractual damages and some have claimed punitive damages. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations, however, the ultimate outcome of these matters is uncertain. For detailed information concerning legal actions, please refer to “Legal Proceedings” contained elsewhere in this report.
From time to time, we and our subsidiaries are subject to random compliance audits from federal and state authorities regarding various operations within our business that involve collecting and remitting taxes in one form or another. Recently, two of our owned underwriting agencies were subject to a sales and use tax audit conducted by the State of Texas.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued
The examiner for the State of Texas has now completed his field work and delivered a summary of tentative audit adjustment to us. The examiner’s report asserts that, for the period from January 2002 to August 2005, we should have collected and remitted approximately $2.5 million in sales tax derived from claims services provided for Old American County Mutual Insurance Company, an unaffiliated insurance company. We believe that these services are not subject to sales tax, are vigorously contesting the assertions made by the state, and are exercising all available rights and remedies available to us; however, the ultimate outcome of this matter is uncertain. We have not made an accrual for this as of December 31, 2005 as we do not believe this meets the requirements of FAS 5.

17.	Credit Facility
On August 6, 2004, we entered into a senior secured credit facility with The Frost National Bank. Under this credit facility, the maximum amount available to us from time to time is $15.0 million, which may include up to $15.0 million under a two-year revolving line of credit, up to $10.0 million in five-year term loans and up to $10.0 million in five-year stand-by letters of credit. The borrowings under our credit facility will accrue interest based on the 90-day LIBOR rate plus 150 basis points and we will pay letter of credit fees based on an annual rate of 75 basis points. Our obligations under the facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of Affirmative Insurance Company. The facility contains certain financial covenants, which include combined ratio, risk-based capital requirement, fixed charge coverage ratio, consolidated net worth and consolidated net income requirements and other restrictive covenants governing distributions and management changes. The proceeds are available to issue letters of credit securing our obligations under reinsurance agreements, to fund general working capital for our agency operations, capital surplus for our insurance companies and to finance acquisition activities. During the twelve months ended December 31, 2005, we executed letters of credit under this credit facility of approximately $2.3 million to collateralize an assumed reinsurance contract with certain of our reinsurers, all of which were released on December 1, 2005 (See Note 8). Total fees were approximately $13,000.
Our Credit Agreement requires us to provide the bank with written notification and documents related to certain events. On August 12, 2005 we entered into a First Amendment to Credit Agreement and Waiver of Defaults to the credit facility which amended and waived certain notice requirements of the Credit Agreement and waived all existing defaults and all events of default related to written notice requirements related to certain acquisitions of business in December 2004 and January, February, and July 2005, the repurchase of shares in June of 2005, and the issuance of trust preferred securities in December of 2004 and June of 2005. As of December 31, 2005, there were no outstanding loan amounts due under our credit facility, and we are in compliance with all of our financial and other restrictive covenants.
Under the terms of our Credit Agreement with Frost Bank dated July 30, 2004, as amended (“Credit Agreement”), we were required to file our Annual Report on Form 10-K on or before March 31, 2006. Frost Bank has waived, for a certain period of time, our compliance with the above covenant of the Credit Agreement, and we have filed our Annual Report on Form 10-K within the waiver period. All other terms of the Credit Agreement are unaffected by this waiver.

18.	Stockholders’ Equity
On February 14, 2003, we issued 53,615 shares of our common stock to E.B. Lyon, III, a minority stockholder for $407,000.
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
On March 12, 2004, we issued 19,623 shares of our common stock to Thomas E. Mangold, our former Chief Executive Officer, at a purchase price of $9.76 per share, for aggregate consideration of $191,576 in cash. We believe that the fair value of our common stock issued to Mr. Mangold was higher than our historical carrying value we assigned to our shares of common stock for this transaction. In light of our proposed public offering, we used a projected public valuation model to determine the estimated fair value of the common shares issued to Mr. Mangold. Based on the projections, we recorded $44,000 of compensation expense in 2004.
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

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued
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
In January 2005, we issued 6,734 shares of restricted common stock to certain members of our Board of Directors, in lieu of cash as their annual retainer. In both February and May 2005, we issued 7,500 shares of restricted common stock to certain members of our Board of Directors for compensation related to services performed. In November 2005, 7,000 shares of restricted common stock that had been issued were cancelled due to the resignation of certain board members. We recorded net prepaid expense for these grants of approximately $221,000 in 2005 and are amortizing the amount to compensation expense over the service period for the remaining issued shares. Total compensation expense in connection with restricted stock recorded for the twelve months ended December 31, 2005 was approximately $108,000.
On June 1, 2005, we purchased 2,000,000 shares of treasury stock from Vesta for $14.00 per share. We recorded the purchase at cost. The purchase was funded with the proceeds from our new trust preferred securities, as discussed in Note 15, and with cash from operations.
In July 2005, we issued 40,000 shares of restricted common stock to Timothy A. Bienek, Executive Vice President and Chief Financial Officer, which vest over three years. This grant was cancelled upon termination in December 2005 and no compensation expense was recorded in 2005.
In August and September 2005, we issued 3,657 shares of our common stock due to the exercise of options.
In November 2005, we issued 623,610 shares of our common stock to Thomas E. Mangold due to the exercise of options. In addition, we purchased 50,963 shares of treasury stock from Thomas E. Mangold for $14.63 per share, which was market value on the date of the transaction.
In December 2005, we issued 3,000 shares of restricted common stock to Mark E. Pape, Executive Vice President and Chief Financial Officer, which vested immediately. Total compensation recorded at the date of the grant was $42,480.
During the year ended December 31, 2005, we paid dividends to holders of our common stock in an aggregate amount of $1.3 million.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued

19.	Earnings per Share
The provisions of SFAS No. 128 (“SFAS 128”) Earnings per Share require presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128 is presented below:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(dollars in thousands, except number of
	shares and per share amounts)
For the year ended December 31, 2005
Basic Earnings per Share
Net Income	$18,305	15,774,387	$1.16

Diluted Earnings per Share
Net Income	$18,305	15,774,387	$1.16
Effect of Dilutive Securities	—	218,686	(0.02)

	$18,305	15,993,073	$1.14

For the year ended December 31, 2004
Basic Earnings per Share
Net Income	$24,433	14,018,530	$1.74

Diluted Earnings per Share
Net Income	$24,433	14,018,530	$1.74
Effect of Dilutive Securities	—	195,152	(0.02)

	$24,433	14,213,682	$1.72

For the year ended December 31, 2003
Basic Earnings per Share
Net Income	$19,057	10,082,794	$1.89

Diluted Earnings per Share
Net Income	$19,057	10,082,794	$1.89
Effect of Dilutive Securities	—	29,791	(0.01)

	$19,057	10,112,585	$1.88

20.	Stock-Based Compensation
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
In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), Share-Based Compensation, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This standard is effective for public companies at the beginning of the first annual period beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management’s Discussion and Analysis and several other issues. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued
SFAS 123R permits us to adopt its requirements using one of two methods:
1.	A “modified prospective” method in which compensation cost is recognized beginning with the adoption date (a) based on the requirements of SFAS 123R for all share-based compensation payments granted after the adoption date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the adoption date that remain unvested on the adoption date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all periods presented or (b) prior interim periods of the year of adoption.
We adopted SFAS 123R on January 1, 2006 using the modified prospective method.
As permitted by SFAS 123, until December 31, 2005 we accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost on grants of employee stock options. Accordingly, the adoption of SFAS 123R may have a significant impact on our results of operations that cannot be predicted at this time because the impact will depend on the future levels of share-based grants. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements.
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
Weighted average risk-free interest rate: 1998 Plan 4.5%, 2004 Plan 4.1%
Expected term of option: 1998 Plan 5 years, 2004 Plan 6.25 years
Volatility: 35%
Dividend yield: 5%
A summary of activity under the 1998 and 2004 Plans for the years ended December 31 is as follows:

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

1998 Plan
Outstanding, beginning of year	722,202	$7.92	847,029	$7.87	849,004	$7.87
Granted	—	—	—	—	—	—
Exercised	(627,267)	7.97	(80,837)	7.59	—	—
Forfeited	(394)	7.59	(43,990)	7.59	(1,975)	7.59

Outstanding, end of year	94,541	$7.59	722,202	$7.92	847,029	$7.87

2004 Plan
Outstanding, beginning of year	535,950	$14.06	—	$—
Granted	1,224,820	17.56	548,950	14.06
Exercised	—	—	—	—
Forfeited	(267,096)	14.60	(13,000)	14.00

Outstanding, end of year	1,493,674	$16.84	535,950	$14.06

A summary of expiration dates and weighted average exercise price for all outstanding options and options currently exercisable at December 31, 2005 is as follows:

			Weighted
			Average
Expiration	Outstanding	Options	Exercise
Date	Options	Exercisable	Price

2006	17,925	17,925	$13.87
2007	91,620	91,620	7.59
2008	—	—	—
2009	382,090	103,850	14.16
after 2009	1,096,580	—	17.83

Total	1,588,215	213,395	$16.28

In addition, the 2004 Plan provides for awards for restricted stock, unrestricted stock, performance stock, and dividend equivalent rights. As of December 31, 2005, we have issued 20,533 shares of restricted stock awards to our Directors and Chief Financial Officer. These awards have varying vesting periods ranging from immediate to five years.
On December 27, 2005, our board of directors approved certain amendments to our 2004 Stock Incentive Plan, subject to approval and adoption by New Affirmative LLC, our majority stockholder. New Affirmative approved by written consent the amendments and adopted the Amended and Restated 2004 Stock Incentive Plan on December 27, 2005. The written consent of New Affirmative represented 50.9% of the shares of common stock eligible to vote. The amendments made to our original stock incentive plan are as follows:
•	To increase the maximum aggregate number of shares of common stock which may be issued upon exercise of all awards under the our original stock incentive plan, including incentive stock options, by 1,500,000 shares, such that the new maximum aggregate number of shares of common stock which may be issued upon exercise of all awards under our Amended and Restated Plan, including incentive stock options, is 3,000,000

•	To amend the definition of “Change in Control.”

•	To eliminate the ability of directors to receive restricted stock in lieu of an annual retainer.

•	To modify transfer restrictions to permit transfer of stock options to a stockholder/principal by a director who is serving as the designated representative of a significant stockholder.

•	To adjust deferral election timing provisions and add a safe harbor exercise/distribution date provision to conform to Section 409A of the Internal Revenue Code if an option or other award is determined to constitute nonqualified deferred compensation that is subject to the requirements of Section 409A of the Internal Revenue Code.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued
•	To eliminate the ability to grant nonqualified stock options with an exercise price that is less than fair market value of the underlying common stock on the date of grant.

•	To increase the Internal Revenue Code Section 162(m) performance based compensation limit on the maximum number of shares that can be granted as awards to any individual in any calendar year to 250,000 shares.

21.	Business Concentrations
The majority of our commissions and fees are directly related to the premiums written from policies sold to individuals located in eleven states. Accordingly, we could be adversely affected by economic downturns, natural disasters, and other conditions that may occur from time-to-time in these states, which may not as significantly affect more diversified competitors.
The following table identifies the thirteen states in which we operate and the total controlled premium and gross premiums written by state by our affiliated and unaffiliated underwriting agencies for the year ended December 31, 2005 (dollars in thousands):

	Total Controlled	Percentage	Gross Premiums	Percentage
	Premium	of Total	Written	of Total

Texas	$95,821	28.4%	$101,106	31.5%
Illinois	80,654	23.9%	80,654	25.1%
California	45,449	13.4%	38,259	11.9%
Florida	25,573	7.6%	25,598	8.0%
Indiana	22,710	6.7%	22,710	7.1%
South Carolina	20,367	6.0%	20,367	6.3%
New Mexico	12,723	3.8%	12,724	4.0%
Alabama	10,322	3.0%	(1,685)	-0.5%
Michigan	11,816	3.5%	8,824	2.7%
Utah	7,153	2.1%	7,153	2.2%
Missouri	4,265	1.3%	4,265	1.3%
Georgia	1,005	0.3%	923	0.3%
Arizona	4	0.0%	4	0.0%
Other	—	0.0%	302	0.1%

Total	$337,862	100.0%	$321,204	100.0%

In 2005, our affiliated and unaffiliated underwriting agencies utilized approximately 6,500 independent agencies and 179 owned retail stores and 45 franchised retail stores to sell the policies that we administer. In 2005, no one independent agency accounted for more than 2.6% of the gross written premiums produced by our affiliated and unaffiliated underwriting agencies, and only two independent agencies accounted for more than 1% of these gross written premiums.

22.	Employee Benefit Plan
We sponsor a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet specified service requirements. Under the plan, we may, at our discretion, match 100% of each employee’s contribution, up to 3% of the employee’s salary, plus 50% of each employee’s contribution for the next 2% of the employee’s salary. We made $1.0 million in contributions to the plan during 2005 and $1.1 million in each of the years 2004 and 2003.

23.	Fair Value of Financial Instruments
The carrying amount of and estimated fair values of our financial instruments at December 31, 2005 and 2004 are as follows (dollars in thousands):

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Fixed maturities	$210,273	$210,273	$157,666	$157,666
Short term investments	477	477	1,995	1,995
Other invested assets	—	—	—	—
Cash and cash equivalents	48,037	48,037	24,096	24,096

Liabilities:
Notes payable	$56,702	$56,702	$30,928	$30,928
Consideration due for acquisitions	1,352	1,352	1,098	1,098

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued
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
The methods used in determining the fair value of financial instruments are as follows:
Fixed maturities and short-term investments — The fair values of fixed maturities and short term investments are calculated using quoted market prices by third party organizations.
Cash and cash equivalents — The fair value of cash and cash equivalents approximates carrying value due to the highly liquid nature of the instruments.
Notes payable — The fair value of the notes payable approximates carrying value as the explicit interest rate of notes payable approximates current interest rates.
Consideration due for acquisitions — The fair value of consideration due for acquisition approximates carrying value.

24.	Segment Information
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
As discussed in Note 7, we acquired two insurance companies effective December 31, 2003 which are accounted for as a pooling of interest. Pursuant to pooling of interest accounting treatment, our historical financial statements have been presented to reflect the results of operations for these two insurance companies on a combined basis for all years presented.
We have reflected the requirements of SFAS 131 for the years ended December 31, 2005, 2004 and 2003 in the following tables for our three operating segments: agency segment, insurance segment, and corporate segment.
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
For presentation in the consolidated financial statements, we combine several of the line items disclosed in more detail in the segment information below. The revenue line item “Commission income and fees” on the consolidated statements of operations consists of the combination of the following segment line items: (a) commission income, (b) fee income and (c) claims processing fees. The expense line item “Selling, general and administrative expenses” on the consolidated statements of operations consists of the combination of the following three segment line items: (a) policy acquisition expenses, (b) employee compensation and benefits and (c) operating expenses.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued

	Agency	Insurance	Corporate		Affirmative
For the year ended December 31, 2005	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)

Revenues:
Net premiums earned	$—	$297,799	$—	$—	$297,799
Commission income	95,658	477	—	(79,103)	17,032
Fee income	42,765	25,733	—	(15,444)	53,054
Claims processing fees	31,187	—	—	(21,658)	9,529
Investment income	186	5,544	—	—	5,730
Realized gains (losses)	13	(1,678)	—	—	(1,665)

Total revenues	169,809	327,875	—	(116,205)	381,479
Expenses:
Losses and loss adjustment expenses incurred	—	191,208	—	—	191,208
Policy acquisition expenses	26,913	113,277		(25,730)	114,460
Employee compensation and benefits	67,314	790	—	(40,976)	27,128
Depreciation and amortization	4,199	8	—	—	4,207
Operating expenses	54,916	5,316	1,484	(49,499)	12,217
Interest expense	—	—	3,515	—	3,515

Total expenses	153,342	310,599	4,999	(116,205)	352,735
Net income (loss) before income taxes, minority interest and equity interest	16,467	17,276	(4,999)	—	28,744
Income tax expense (benefit)	5,595	5,871	(1,699)	—	9,767
Minority interest, net of tax	672	—	—	—	672
Equity interest in unconsolidated subsidiaries, net of tax	—	—	—	—	—

Net income (loss)	$10,200	$11,405	$(3,300)	$—	$18,305

Total assets	$120,043	$407,230	$16,852	$—	$544,125

	Agency	Insurance	Corporate		Affirmative
For the year ended December 31, 2004	Segment	Segment	Segment	Eliminations	Consolidated
				(Restated)	(Restated)
	(dollars in thousands)

Revenues:
Net premiums earned	$—	$194,341	$—	$—	$194,341
Commission income	95,209	—	—	(37,807)	57,402
Fee income	42,680	28,491	—	(17,133)	54,038
Claims processing fees	27,801	—	—	(12,562)	15,239
Investment income	65	2,262	—	—	2,327
Realized gains (losses)	3	(11)	—	—	(8)

Total revenues	165,758	225,083	—	(67,502)	323,339
Expenses:
Losses and loss adjustment expenses incurred	—	128,969	—	—	128,969
Policy acquisition expenses	27,873	77,465		(10,355)	94,983
Employee compensation and benefits	58,190	—	—	(21,598)	36,592
Depreciation and amortization	4,218	—	—	—	4,218
Operating expenses	49,346	2,231	492	(35,549)	16,520
Interest expense	—	—	588	—	588

Total expenses	139,627	208,665	1,080	(67,502)	281,870
Net income (loss) before income taxes, minority interest and equity interest	26,131	16,418	(1,080)	—	41,469
Income tax expense (benefit)	9,653	6,065	(399)	—	15,319
Minority interest, net of tax	804	—	—	—	804
Equity interest in unconsolidated subsidiaries, net of tax	—	—	913	—	913

Net income (loss)	$15,674	$10,353	$(1,594)	$—	$24,433

Total assets	$177,233	$338,570	$5,819	$—	$521,622

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued

	Agency	Insurance	Corporate		Affirmative
For the year ended December 31, 2003	Segment	Segment	Segment	Eliminations	Consolidated
	(dollars in thousands)

Revenues:
Net premiums earned	$—	$—	$—	$—	$—
Commission income	81,095	—	—	(28,289)	52,806
Fee income	38,508	9,607	—	(9,441)	38,674
Claims processing fees	26,879	—	—	(15,015)	11,864
Investment income	30	159	—	—	189
Realized gains (losses)	(6)	457	—	—	451

Total revenues	146,506	10,223	—	(52,745)	103,984
Expenses:
Losses and loss adjustment expenses incurred					—
Policy acquisition expenses	23,827	—	—	(7,959)	15,868
Employee compensation and benefits	57,135	—	—	(20,725)	36,410
Depreciation and amortization	3,575	—	—	—	3,575
Operating expenses	41,082	(544)	—	(24,061)	16,477
Interest expense	—	—	821	—	821

Total expenses	125,619	(544)	821	(52,745)	73,151
Net income (loss) before income taxes, minority interest and equity interest	20,887	10,767	(821)	—	30,833
Income tax expense (benefit)	7,468	3,851	(294)	—	11,025
Minority interest, net of tax	403	—	—	—	403
Equity interest in unconsolidated subsidiaries, net of tax	—	—	348	—	348

Net income (loss)	$13,016	$6,916	$(875)	$—	$19,057

Total assets	$130,415	$182,193	$2,600	$—	$315,208

25.	Statutory Financial Information and Accounting Policies
Our insurance subsidiaries are required to file statutory-basis financial statements with state insurance departments in all states where they are licensed. These statements are prepared in accordance with accounting practices prescribed or permitted by the State of Illinois Department of Insurance. Each state of domicile requires that insurance companies domiciled in those states prepare their statutory-basis financial statements in accordance with the National Association of Insurance Commissioners Accounting Principles and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile.
The following is a summary of selected statutory information of our insurance subsidiaries at and for the years ended December 31 (dollars in thousands):

	2005	2004	2003
Statutory Capital and Surplus
Insura Property and Casualty Insurance Company	$23,580	$23,516	$8,424
Affirmative Insurance Company	$129,511	$139,316	$36,692

Statutory Net Income (Loss)
Insura Property and Casualty Insurance Company	$213	$203	$187
Affirmative Insurance Company	$7,458	$7,698	$(6,701)
Insura is wholly owned by Affirmative Insurance Company and included as a common stock investment within Affirmative Insurance Company at its statutory surplus basis.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued

26.	Unaudited Quarterly Consolidated Results of Operations
As discussed in Note 2, we have restated our previously issued consolidated financial statements to reflect the correction of certain errors. The quarterly financial data in the table below has been restated for the correction.
The following is a summary of our unaudited quarterly consolidated results of operations for the years ended December 31, 2005 and 2004:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(Restated)	(Restated)	(Restated)

Net premiums earned	$67,936	$77,441	$77,544	$74,878
Commission income and fees	20,995	21,707	19,721	17,192
Net investment income	1,257	1,353	1,447	1,673
Realized gains (losses)	3	3	5	(1,676)

Total Revenues	90,191	100,504	98,717	92,067

Losses and loss adjustment expenses	44,567	51,217	47,350	48,074
Selling, general and administrative expenses	31,926	37,896	40,097	43,886
Depreciation and amortization	1,029	993	912	1,273
Interest expense	579	796	1,124	1,016

Total expenses	78,101	90,902	89,483	94,249

Net income before income taxes and minority interest	12,090	9,602	9,234	(2,182)
Income tax expense	4,284	3,403	3,274	(1,194)
Minority interest, net of income taxes	33	326	217	96

Net income (loss)	$7,773	$5,873	$5,743	$(1,084)

Net income (loss) per common share — Basic	$0.46	$0.36	$0.39	$(0.07)

Net income (loss) per common share — Diluted	$0.45	$0.36	$0.38	$(0.07)

Weighted average shares — Basic	16,845,934	16,218,769	14,893,310	15,167,658
Weighted average shares — Diluted	17,119,853	16,434,410	15,165,677	15,288,847

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Net premiums earned	$47,210	$43,738	$50,328	$53,065
Commission income and fees	38,346	30,766	27,901	29,666
Net investment income	227	363	799	938
Realized gains (losses)	(17)	(3)	11	1

Total Revenues	85,766	74,864	79,039	83,670

Losses and loss adjustment expenses	31,708	28,149	35,468	33,644
Selling, general and administrative expenses	41,200	36,326	31,696	38,873
Depreciation and amortization	884	961	1,166	1,207
Interest expense	217	174	135	62

Total expenses	74,009	65,610	68,465	73,786

Net income before income taxes, minority interests and equity in unconsolidated subsidiaries	11,757	9,254	10,574	9,884
Income tax expense	4,207	3,311	4,150	3,651
Minority interest, net of income taxes	95	212	274	223
Equity in unconsolidated subsidiaries, net of income taxes	173	250	173	317

Net income	$7,282	$5,481	$5,977	$5,693

Net income per common share — Basic	$0.63	$0.47	$0.38	$0.34

Net income per common share — Diluted	$0.62	$0.47	$0.37	$0.33

Weighted average shares — Basic	11,582,422	11,671,883	15,931,171	16,836,663
Weighted average shares — Diluted	11,700,663	11,770,892	16,181,166	17,130,371

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued

27.	Parent Company Financials
The condensed financial information of the parent company, Affirmative Insurance Holdings, Inc. only as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004, and 2003 is presented as follows:
Condensed Balance Sheets

	2005	2004
	(dollars in thousands,
	except share amounts)

Assets
Cash and cash equivalents	$12,215	$2,756
Fiduciary and restricted cash	—	222
Investment in affiliates *	256,556	243,553
Deferred tax asset	18,762	11,454
Federal income taxes receivable	12,297	—
Property and equipment, net	138	224
Goodwill	9,585	19,448
Other intangible assets, net	273	273
Other assets	3,480	1,859

Total assets	313,306	279,789

Liabilities and Shareholders’ Equity
Liabilities
Payable to affiliates *	52,452	39,819
Federal income taxes payable	—	3,399
Notes payable	56,702	30,928
Consideration due for acquisitions	48	48
Other liabilities	4,142	289

Total liabilities	113,344	74,483

Stockholders’ equity
Common stock, $0.01 par value; 75,000,000 shares authorized; 17,483,520 shares issued and 15,432,557 shares outstanding at December 31, 2005; 16,838,519 shares issued and outstanding at December 31, 2004	175	168
Additional paid-in capital	158,904	151,752
Treasury stock	(28,746)	—
Accumulated other comprehensive income (loss)	(529)	251
Retained earnings	70,158	53,135

Total stockholders’ equity	199,962	205,306

Total liabilities and stockholders’ equity	313,306	$279,789

*Eliminated in consolidation

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued
Condensed Statements of Operations

	2005	2004	2003
	(dollars in thousands)
Revenues
Net investment income	$—	$10	$16
Realized gains (losses)	—	—	(8)
Other income *	—	—	73

Total revenues	—	10	81

Expenses
Depreciation and amortization	—	162	402
Operating expenses	—	1,070	157
Interest expense	3,515	588	803

Total expenses	3,515	1,820	1,362

Net income (loss) before federal income taxes and earnings	(3,515)	(1,810)	(1,281)
of affiliates
Federal income tax expense (benefit)	(1,187)	(669)	28
Equity in undistributed earnings of affiliates *	(20,633)	(25,574)	(20,366)

Net income (loss)	$18,305	$24,433	$19,057

*Eliminated in consolidation
Condensed Statements of Cash Flows

	2005	2004	2003
	(dollars in thousands)

Net cash provided by (used in) operating activities	$10,509	$205	$(2,165)

Cash flows from investing activities
Capital contribution to affiliate	—	(93,300)	—
Capital distribution from affiliate	—	—	1,470
Purchases of property and equipment	—	—	(49)
Cash paid for acquisitions	(369)	(568)	—
Proceeds from sale of other invested assets	—	—	308

Net cash provided by (used in) investing activities	(369)	(93,868)	1,729

Cash flows from financing activities
Principal payments under capital lease obligation	—	(341)	(201)
Proceeds of borrowings	24,369	29,094	—
Acquisition of treasury stock	(28,000)	—	—
Proceeds from issuance of common stock	4,232	67,483	407
Dividends paid	(1,282)	(337)	—

Net cash provided by financing activities	(681)	95,899	206

Net increase (decrease) in cash and cash equivalents	9,459	2,236	(230)

Cash and cash equivalents, beginning of year	2,756	520	750

Cash and cash equivalents, end of year	12,215	$2,756	$520

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financials Statements — Continued

28.	Subsequent Events
Business Risk Technology, Inc. and Steven M. Repetti (“BRT) are defendants in an action Affirmative Insurance Holdings, Inc. (“Affirmative”) brought in the United States District Court for the Southern District of Florida, Fort Lauderdale Division in January, 2006 for fraudulent inducement, breach of contract, breach of the covenant of good faith and fair dealing, and for declaratory and supplemental relief arising from Defendants’ wrongful conduct and contractual breaches, and the details of such allegations are set forth in Affirmative’s petition. This action involves Affirmative’s enforcement of certain rights under a software license agreement it entered with BRT wherein BRT promised to provide Affirmative with a complete, turnkey software system for use by its various affiliates. Among the requested relief, Affirmative is seeking declaratory relief, a return of confidential and proprietary information, monetary damages, punitive damages, attorneys’ fees, and reasonable pre-judgment and post-judgment interest, and any other relief the Court deems just. No substantive proceedings have occurred in the case. We are vigorously prosecuting the claims against the defendants and are exercising all available rights and remedies against them.
We have been named as a co-defendant in a complaint which alleges breach of contract, breach of fiduciary duty, waste, fraud, fraudulent conveyance and an accounting. The complaint alleges that Clarendon National Insurance Company (“Clarendon”) and Harbor Insurance Group, Inc. (“Harbor”) had an agreement whereby Clarendon became a 5% shareholder in Harbor. The complaint alleges that the Majority Shareholders of Harbor breached its shareholder agreement with Clarendon when it sold certain of Harbor’s assets to Instant Insurance Holdings, Inc. now known as Affirmative Insurance Holdings, Inc. (“Affirmative”), and such alleged breaches are detailed as follows: 1) failing to notify Clarendon of the sale, 2) selling assets at a reduced market value, 3) fraudulently conveying Harbor’s assets to a related party, 4) diverting Harbor’s assets, 5) selling assets for personal shareholder gain to the exclusion of Clarendon, 6) transacting to receive diverted assets for non-compete promises in favor of Affirmative, 7) preventing Harbor from generating income and preventing Clarendon from receiving preferred returns of $2,800,000, 8) violating their fiduciary duties to Clarendon as minority shareholder, 9) failing to act in Harbor’s best interests, and 10) breaching their contract with Clarendon. Clarendon also alleges that Harbor has breached its contract by diluting Clarendon’s ownership of Harbor, and that such dilution cuts off Clarendon’s ability to receive further value and profits from Harbor. Plaintiffs seek $5,942,750.00, attorneys’ fees incurred through trial and appeal, pre- and post-judgment interest, litigation costs, and any other relief the Court deems proper. The action is pending in the United States District Court for the Northern District of Texas, Dallas Division. This matter, filed January 30, 2006, is still in the early procedural stages. We believe these allegations are without merit, are vigorously contesting the claims brought by the plaintiff, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain.
Affirmative Insurance Company, a wholly-owned subsidiary is a party to a 100% quota share reinsurance agreement with The Hawaiian Insurance & Guaranty Company, Ltd. (“Hawaiian”), which is ultimately a wholly-owned subsidiary of Vesta. Affirmative Insurance Company is sharing the defense in a litigation matter concerning Hawaiian in the Superior Court of the State of California. On January 31, 2006, the Court absolved Hawaiian and SCJ Insurance Services, another named defendant, of all counts that the plaintiff had filed against them in litigation on the trial court level by virtue of court order on motions for summary judgment that were submitted by both Hawaiian and SCJ Insurance Services, another named defendant. The trial judge denied a request by plaintiff for an interlocutory appeal of the judge’s ruling on the motions for summary judgment for both Hawaiian and SCJ Insurance Services. Should plaintiff seek to appeal, Hawaiian and the other defendants thereto will vigorously contest and exercise all available rights and remedies against any such appeal.
The State of Illinois Department of Financial and Professional Regulation, Division of Insurance, has recently completed field work on a financial examination of Affirmative Insurance Company and Insura P&C Insurance Company and has delivered a draft report to us. We expect that a final report will be issued early in the second calendar quarter of 2006. Generally the findings were anticipated by management and we concur with the field examiners’ preliminary comments. The insurance companies have already implemented most of those changes necessary to satisfy the examiners’ recommendations and plan to implement the remaining changes in the near future. There is no effect on the GAAP consolidated financial statements.
From time to time, we and our subsidiaries are subject to random compliance audits from federal and state authorities regarding various operations within our business that involve collecting and remitting taxes in one form or another. Recently, two of our owned underwriting agencies were subject to a sales and use tax audit conducted by the State of Texas. The examiner for the State of Texas has now completed his field work and delivered a summary of tentative audit adjustment to us. The examiner’s report asserts that, for the period from January 2002 to August 2005, as agent, we should have collected and remitted approximately $2.5 million in sales tax derived from claims services provided for Old American County Mutual Insurance Company, an unaffiliated insurance company. We believe that these services are not subject to sales tax, are vigorously contesting the assertions made by the state, and are exercising all available rights and remedies available to us; however, the ultimate outcome of this matter is uncertain.
In March, 2006, we completed the acquisition of the 27% minority ownership interest of Space Coast. Consequently, our current ownership interest in Space Coast is 100%.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in the Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005, because management did not complete its preparation of this annual report on Form 10-K until after the filing deadline and because management identified certain control deficiencies that represent material weaknesses. Notwithstanding the material weaknesses described below, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report of Form 10-K. The disclosures set forth in this item 9A contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting, referred to in the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management identified the following control deficiencies that represent material weaknesses in our internal control over financial reporting as of December 31, 2005:
(a) We did not maintain effective controls over access to, and changes in, our information technology systems’ operational and financial applications and underlying financial data. Specifically, we lacked adequate controls over: (i) the design, documentation and enforcement of internal access security policies and procedures, and (ii) changes to masterfile or standing data to prevent errors and irregularities in financial information. Changes to tables and standing data did not follow the approved change management process and lacked user approval and/or testing. Furthermore, access to financial applications and underlying financial data was not adequately restricted or monitored to ensure unauthorized individuals do not have access to add, change or delete the underlying premiums, commissions and fee income, claims, commission expense, accounts payable, or general accounting data. This control deficiency did not result in any adjustments to our 2005 annual or interim consolidated financial statements. However, this deficiency could result in a material misstatement to significant accounts and disclosures including premium revenue, claims expense and the related receivables and reserves that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
(b) We did not maintain effective internal control over the elimination of intercompany transactions. Specifically, effective controls were not designed and in place over the review and approval of manual intercompany elimination journal entries. This control deficiency resulted in the restatement of our 2004 annual and interim consolidated financial statements and the interim consolidated financial statements for each of the three quarters in 2005, to correct commissions, fee income, policy acquisition expenses, operating expenses, premiums and fees receivable, commissions receivable, amounts due reinsurers and other liabilities. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
(c) We did not maintain effective controls over the accuracy and completeness of the reconciliation of certain balance sheet accounts. Specifically, reconciling items were not timely and adequately resolved for premiums and fees receivable. In addition, reconciliations to underlying detail of other liability accounts were not adequately performed. This control deficiency resulted in audit adjustments to the Company's 2004 and 2003 annual consolidated financial statements to correct receivables from affiliates and amounts due reinsurers. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts, premiums and fees receivable, the related provision for uncollectible accounts and other liabilities that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 based on the criteria in the “Internal Control — Integrated Framework” issued by the COSO. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Management's Consideration of the Restatement
In coming to the conclusion that the Company's disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2005, management considered the restatement and material weaknesses in the Company's internal control over financial reporting described above. In addition to the restatement adjustments that were a result of the material weaknesses described above, there was another immaterial misstatement corrected as part of the restatement (as disclosed in Note 2 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K) related to the August 1, 2005 novation agreements with several unaffiliated reinsurers that was considered by management. Management has evaluated this misstatement and concluded that his misstatement was the result of a control deficiency, which did not constitute a material weakness, individually, or in the aggregate, in the Company's internal control over financial reporting.
Management’s Remediation Initiatives
Management, with the oversight of the Audit Committee, has been aggressively addressing all of the above material weaknesses in our internal control over financial reporting and is committed to effectively remediate them as expeditiously as possible. Notwithstanding the remediation initiatives described below, the control deficiencies will not be considered remediated until new controls are implemented and operational for a sufficient period of time and are tested, and management concludes the new controls are operating effectively. Generally, formal training has been implemented to train the appropriate personnel on the responsibilities and importance of performing the controls to comply with corporate policies and procedures. Specifically, the following actions have been taken as part of the remediation initiatives:
(a) To remediate the information technology material weakness described above, we have implemented new policies and procedures to ensure proper access controls are maintained and monitored. We have increased the supervisory control over access controls, centralizing it for more direct monitoring. In some instances, we have adjusted system configurations and incorporated software tools where appropriate to limit and restrict the ability of system users to enter, change and view data and to provide a detailed history of changes to the applications and data.
(b) To remediate the control deficiency in the review and approval of consolidating eliminations entry procedures, we have implemented additional supervisory procedures. The financial statements as of December 31, 2005 and for the year then ended were produced using the additional review and approval procedures.
(c) To remediate the ineffective controls over reconciliations, we have implemented enhanced monitoring and other appropriate supervisory procedures over the reconciliation process.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors and Executive Officers of the Registrant
The information relating to this Item 10 is incorporated by reference to the Proxy Statement for our 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005
Item 11. Executive Compensation
The information relating to this Item 11 is incorporated by reference to the Proxy Statement for our 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to this Item 12 is incorporated by reference to the Proxy Statement for our 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005.
Item 13. Certain Relationships and Related Transactions
The information relating to this Item 13 is incorporated by reference to the Proxy Statement for our 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005.
Item 14. Principal Accountant Fees and Services
The information relating to this Item 14 is incorporated by reference to the Proxy Statement for our 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements — Documents filed as part of this report.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — As of December 31, 2005 and 2004
Consolidated Statements of Operations — For the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders Equity and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

(b)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

3.2	Amended and Restated Bylaws of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1 filed with the SEC on June 14, 2004, File No. 333-113793).

4.2	Form of Registration Rights Agreement between Affirmative Insurance Holdings, Inc. and Vesta Insurance Group, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.1+	Affirmative Insurance Holdings, Inc. 1998 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

10.2+	Affirmative Insurance Holdings, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.3+	Affirmative Insurance Holdings, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to our Information Statement on Form DEF 14-C filed with the SEC on December 30, 2005, File No. 000-50795).

10.4+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 000-50795).

10.5+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 000-50795).

10.6 *+	Separation Agreement and General Release between Affirmative Insurance Holdings, Inc. and Thomas E. Mangold, dated November 13, 2005.

10.7+	Employment Agreement, dated November 23, 2006, between Affirmative Insurance Holdings, Inc. and M. Sean McPadden (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 30, 2005, File No. 000-50795).

10.8+	Employment Agreement, dated November 23, 2006, between Affirmative Insurance Holdings, Inc. and Katherine C. Nolan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 30, 2005, File No. 000-50795).

10.9*+	Separation Agreement and General Release between Affirmative Insurance Holdings, Inc. and Timothy A. Bienek, dated December 31, 2005.

10.10+	Employment Agreement, dated November 30, 2006, between Affirmative Insurance Holdings, Inc. and Mark E. Pape (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 21, 2005, File No. 000-50795).

10.11+	Separation Agreement and General Release, dated October 13, between Affirmative Insurance Holdings, Inc. and George M. Daly (including Supplemental General Release Agreement attached as Exhibit A) (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on October 13, 2005, File No. 000-50795).

10.12+	Description of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2005, File No. 000-50795).

10.13	Quota Share Reinsurance Agreement between Old American County Mutual Fire Insurance Company and Affirmative Insurance Company dated as of January 1, 2005, for the business written through A-Affordable Managing General Agency, Inc. (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2005, File No. 000-50795).

10.14	Quota Share Reinsurance Agreement between Old American County Mutual Fire Insurance Company and Affirmative Insurance Company dated as of January 1, 2005, for the business written through American Agencies General Agency, Inc. (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2005, File No. 000-50795).

10.15	Amended and Restated 100% Quota Share Reinsurance Contract between the Shelby Insurance Company, Affirmative Insurance Company, Insura Property & Casualty Insurance Company and Vesta Fire Insurance Corporation, with Addendum No. 1 thereto, effective December 31, 2003 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

10.16	Addendum No. 2 to the Amended and Restated 100% Quota Share Reinsurance Contract between Affirmative Insurance Company, Insura Property & Casualty Insurance Company and Vesta Fire Insurance Corporation, dated May 10, 2004 (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.17	100% Quota Share Reinsurance Contract between Vesta Fire Insurance Corporation, Vesta Insurance Corporation, Insura Property & Casualty Insurance Company, Shelby Casualty Insurance Company, The Hawaiian Insurance & Guaranty Company, Ltd. and Affirmative Insurance Company, effective December 31, 2003 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

10.18	Private Passenger Automobile Quota Share Reinsurance Contract issued to Affirmative Insurance Company and Insura Property & Casualty Insurance Company, covering Florida business, effective January 1, 2004 (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to our Registration Statement on Form S-1 filed with the SEC on June 14, 2004, File No. 333-113793).

10.19*	Addendum No. 1 to the Private Passenger Automobile Quota Share Reinsurance Contract issued to Affirmative Insurance Company and Insura Property & Casualty Insurance Company, covering Florida business, effective May 1, 2005.

10.20	First Amended and Restated Managing General Agency Agreement between Old American County Mutual Fire Insurance Company and A-Affordable Managing General Agency, Inc. dated as of January 1, 2004 (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.21	First Amended and Restated Managing General Agency Agreement between Old American County Mutual Fire Insurance Company and American

Agencies General Agency, Inc. dated as of January 1, 2004 (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.22	Form of Separation Agreement between Affirmative Insurance Holdings, Inc. and Vesta Insurance Group, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.23+	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 22, 2005, File No. 000-50795)

10.24	First Amendment to Credit Agreement and Waiver of Defaults between Affirmative Insurance Holdings, Inc. and the Frost National Bank dated August 12, 2005 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed with the SEC on August 15, 2005, File No. 000-50795).

10.25	Second Amendment to Credit Agreement and Waiver of Defaults between Affirmative Insurance Holdings, Inc. and the Frost National Bank dated September 30, 2005 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005, File No. 000-50795).

10.26	Third Amendment to Credit Agreement between Affirmative Insurance Holdings, Inc. and the Frost National Bank, dated March 28, 2006 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8K filed with the SEC on March 31, 2006, File No. 000-50795).

21.1*	Subsidiaries of Affirmative Insurance Holdings, Inc.

31.1*	Certification of Kevin R. Callahan, Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark E. Pape, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Kevin R. Callahan, Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Mark E. Pape, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management contract, compensatory plan or arrangement

Signatures
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: April 11, 2006

/s/ Kevin R. Callahan

By: Kevin R. Callahan
Chairman and Interim Chief Executive Officer
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below.

Date: April 11, 2006

/s/ Kevin R. Callahan

Kevin R. Callahan
Chairman and Interim Chief Executive Officer

/s/ Mark E. Pape

Mark E. Pape
Executive Vice President and Chief Financial Officer (and in his capacity as Principal Financial Officer)

/s/ Scott K. Billings

Scott K. Billings
Senior Vice President and Chief Accounting Officer

/s/ Thomas C. Davis

Thomas C. Davis
Director

/s/ Nimrod T. Frazer

Nimrod T. Frazer
Director

/s/ David L. Heller

David L. Heller
Director

/s/ Avshalom Y. Kalichstein

Avshalom Y. Kalichstein
Director

/s/ Suzanne T. Porter

Suzanne T. Porter
Director

/s/ Michael J. Ryan

Michael J. Ryan
Director

/s/ Paul J. Zucconi

Paul J. Zucconi
Director