Form 10-Q
period 2006-03-31
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2006-05-10
CIK 1282543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
The number of shares outstanding of the registrant’s common stock,
$.01 par value, as of May 8, 2006; 15,432,557

Affirmative Insurance Holdings, Inc.
Index

Part I
Item 1. Financial Statements
Affirmative Insurance Holdings, Inc.
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005

	March 31,	December 31,
(dollars in thousands, except share data)	2006	2005
	(unaudited)
Assets
Fixed maturities — available for sale, at fair value (amtortized cost 2006: $230,560; 2005: $ 211,087)	$229,418	$210,273
Short-term investments	—	477

Total invested assets	229,418	210,750

Cash and cash equivalents	26,570	48,037
Fiduciary and restricted cash	35,227	29,689
Accrued investment income	2,231	2,722
Premiums and fees receivable	98,401	81,680
Commissions receivable	4,945	2,144
Receivable from reinsurers	24,345	28,137
Deferred acquisition costs	28,069	24,453
Deferred tax asset	15,264	14,866
Federal income taxes receivable	3,369	6,823
Property and equipment, net	5,064	4,820
Goodwill	64,590	61,009
Other intangible assets, net	19,215	19,607
Other assets	9,701	9,388

Total assets	$566,409	$544,125

Liabilities and Stockholders’ Equity
Liabilities
Reserves for losses and loss adjustment expenses	127,911	126,940
Unearned premium	111,441	97,344
Amounts due reinsurers	12,262	8,715
Deferred revenue	28,152	27,101
Notes payable	56,702	56,702
Consideration due for acquisitions	1,016	1,352
Other liabilities	23,091	26,009

Total liabilities	360,575	344,163

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 17,483,520 shares issued and 15,432,557 shares outstanding	175	175
Additional paid-in capital	159,067	158,904
Treasury stock, at cost; 2,050,963 shares	(28,746)	(28,746)
Accumulated other comprehensive loss	(742)	(529)
Retained earnings	76,080	70,158

Total stockholders’ equity	205,834	199,962

Total liabilities and stockholders’ equity	$566,409	$544,125

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2006 and 2005

	Three months ended
	March 31,
	2006	2005
(dollars in thousands, except per share data)		(Restated)
Revenues
Net premiums earned	$73,038	$67,936
Commission income and fees (includes related parties — 2005: $(189))	17,499	20,995
Net investment income	2,060	1,257
Net realized gains (losses)	(367)	3

Total revenues	92,230	90,191

Expenses
Losses and loss adjustment expenses	47,652	44,567
Selling, general and administrative expenses	32,601	31,926
Depreciation and amortization	1,060	1,029
Interest expense	1,085	579

Total expenses	82,398	78,101

Net income before income taxes and minority interest	9,832	12,090

Income tax expense	3,520	4,284
Minority interest, net of income taxes	81	33

Net income	$6,231	$7,773

Net income per common share — Basic	$0.40	$0.46

Net income per common share — Diluted	$0.40	$0.45

Weighted average shares outstanding
Basic	15,432,557	16,845,934
Diluted	15,463,132	17,119,853
See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)
Three Months Ended March 31, 2006 and 2005

			Additional				Accumulated Other	Total
	Common Stock Issued		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
	(dollars in thousands, except share data)
Balance, December 31, 2004	16,838,519	$168	$151,752	$53,135	—		$251	$205,306

Comprehensive income:
Net income				7,773				7,773
Other comprehensive loss							(1,626)	(1,626)

Total comprehensive income								6,147
Dividends ($.02 per share)				(337)				(337)
Equity based compensation	14,234	1	224					225

Balance, March 31, 2005 - Restated	16,852,753	$169	$151,976	$60,571	—	$—	$(1,375)	$211,341

Balance, December 31, 2005	17,483,520	$175	$158,904	$70,158	2,000,000	$(28,746)	$(529)	$199,962

Comprehensive income:
Net income				6,231				6,231
Other comprehensive loss							(213)	(213)

Total comprehensive income								6,018
Dividends ($.02 per share)				(309)				(309)
Equity based compensation			163					163

Balance, March 31, 2006	17,483,520	$175	$159,067	$76,080	2,000,000	$(28,746)	$(742)	$205,834

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2006 and 2005

	Three months ended
	March 31,
	2006	2005
		(Restated)
	(dollars in thousands)
Cash flows from operating activities
Net income	$6,231	$7,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,060	1,029
Equity based compensation	186	23
Realized (gain) loss on sale of bonds	367	(3)
Amortization of discount of premiums and discounts on investments	366	642
Changes in assets and liabilities:
Fiduciary and restricted cash	(5,538)	(10,963)
Premiums and commissions receivable	(19,522)	(12,705)
Reserves for loss and loss adjustment expenses	971	10,778
Net due to/from reinsurers	7,339	(3,681)
Receivable from affiliates	—	(733)
Deferred revenue	1,051	4,029
Unearned premiums	14,097	28,872
Deferred acquisition costs	(3,616)	(9,862)
Federal income taxes receivable/payable	3,454	(1,139)
Other	(3,047)	(3,151)

Net cash provided by operating activities	3,399	10,909

Cash flows from investing activities
Proceeds from the sale of bonds	163,522	2,746
Cost of bonds acquired	(183,250)	(5,093)
Purchases of property and equipment	(912)	(920)
Net cash paid for acquisitions	(3,917)	(1,133)

Net cash used in investing activities	(24,557)	(4,400)

Cash flows from financing activities
Dividends paid	(309)	(337)

Net cash used in financing activities	(309)	(337)

Net increase (decrease) in cash and cash equivalents	(21,467)	6,172

Cash and cash equivalents, beginning of period	48,037	24,096

Cash and cash equivalents, end of period	$26,570	$30,268

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
1.	General

Affirmative Insurance Holdings, Inc. is an insurance holding company and is engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in highly targeted geographic areas. Our subsidiaries include two insurance companies, four underwriting agencies, five retail agencies with 179 owned and 41 franchise retail store locations as of March 31, 2006. We offer our products and services in 12 states, including Texas, Illinois, California and Florida. Our growth has been achieved principally as a result of the acquisition and integration of six retail and/or underwriting agencies in 2001and 2002. We were formerly known as Instant Insurance Holdings, Inc., and we incorporated in Delaware on June 25, 1998.

All financial information herein gives effect to the restatement described in Note 2 “Restatement”.

We completed our initial public offering of our common stock effective July 9, 2004. We issued 4,420,000 additional shares of our common stock and Vesta Insurance Group, Inc. sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14.00 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from Vesta. On June 1, 2005, we purchased 2,000,000 of our shares of common stock from Vesta at a price of $14.00 per share.

On June 14, 2005, Vesta entered into a Stock Purchase Agreement with New Affirmative LLC, for the sale by Vesta of 5,218,228 shares of our common stock. New Affirmative was formed for the purpose of acquiring, holding, voting and disposing of the shares of our common stock acquired in connection with the Stock Purchase Agreement and any shares of our common stock that New Affirmative may acquire in the future. New Affirmative is (i) 50% owned by DSC AFFM, LLC, an entity controlled by DSC AFFM Manager LLC, the sole managing member of DSC AFFM, and Andrew G. Bluhm, the managing member of DSC Manager, and (ii) 50% owned by Affirmative Investment LLC, an entity owned, in part, by the Enstar Group, Inc., and controlled by Affirmative Associates LLC, the sole managing member of Affirmative Investment, and J. Christopher Flowers, the sole member and manager of Affirmative Associates. Simultaneously with the closing of the transactions contemplated by the Stock Purchase Agreement: (1) DSC AFFM contributed 1,459,699 shares of our common stock which were previously acquired in open market transactions by members of DSC AFFM and subsequently contributed to DSC AFFM, to New Affirmative and (2) Affirmative Investment contributed 1,183,000 shares of our common stock, previously acquired by it in open market transactions, to New Affirmative. Vesta completed the sale to New Affirmative on August 30, 2005. As of March 31, 2006, New Affirmative owned 7,860,927 shares, or approximately 50.9% of our outstanding common stock.

2.	Restatement

We have restated herein the previously issued unaudited interim consolidated financial statements as of and for the quarter ended March 31, 2005. This restatement corrects errors related to the consolidating elimination entries used to prepare the previously filed financial reports. The erroneous consolidating elimination entries had no effect on reported net income, earnings per share, invested assets or stockholders’ equity, but did have the effect of materially understating gross revenues and expenses and misstating assets and liabilities.

The previously issued consolidated balance sheets as of December 31, 2004 and March 31, 2005 have also been restated to reflect the $7.2 million receivable from Vesta as “receivable from affiliates” and an offsetting liability in “amounts due reinsurers”. The restatement had no effect on reported net income, earnings per share, invested assets, stockholders’ equity or the statement of cash flows.

In addition, we determined that we should make a correction to adjust the allocation of commission income and fees among the first three quarterly periods of 2005 to appropriately reflect third party fees earned by our agencies. This restatement resulted in reducing commission income and fees for the first quarter of 2005 by $345,000 before income taxes ($223,000 after income taxes) that is now included in the third quarter of 2005.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
All applicable amounts relating to the restatement have been reflected in the consolidated financial statements and these notes to the consolidated financial statements.

The effect of the restatement on line items of the previously reported unaudited consolidated statements of operations for the quarter ended March 31, 2005 is presented below (dollars in thousands):

	(Unaudited)
	For the Quarter ended
	March 31, 2005
		As Previously
	As Restated	Reported	Difference

Commission income and fees	$20,995	$17,902	$3,093

Selling, general and administrative expenses	31,926	28,488	3,438

Income tax expense	4,284	4,406	(122)

Net income	$7,773	$7,996	$(223)
The effect of the restatement on line items presented in our previously reported audited consolidated balance sheet as of December 31, 2004 is as follows (dollars in thousands):

	December 31, 2004
		As Previously
	As Restated	Reported	Difference

Premiums and fees receivable	$104,361	$107,411	$(3,050)
Commissions receivable	8,429	11,890	(3,461)
Due from affiliates	7,523	310	7,213
Total assets	521,622	520,920	702

Amounts due reinsurers	$42,093	$43,167	$(1,074)
Other liabilities	26,468	24,692	1,776
Total liabilities	316,316	315,614	702

Shareholders’ equity	$205,306	$205,306	$—
The effect of the restatement on line items of the previously reported unaudited consolidated balance sheet as of the period ended March 31, 2005 is presented below (dollars in thousands):

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued

	(Unaudited)
	March 31, 2005
		As Previously
	As Restated	Reported	Difference

Premiums and fees receivable	$119,128	$131,350	$(12,222)
Commissions receivable	6,367	8,678	(2,311)
Due from affiliates	8,256	1,043	7,213
Total assets	544,905	552,225	(7,320)

Amounts due reinsurers	$18,303	$28,673	$(10,370)
Deferred revenue	28,507	28,076	431
Federal income taxes payable	6,387	6,509	(122)
Other liabilities	24,996	22,032	2,964
Total liabilities	333,564	340,661	(7,097)

Shareholders’ equity	$211,341	$211,564	$(223)
3.	Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our accounts and the accounts of our operating subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2005 included in our report on Form 10-K filed with the SEC.

The interim financial data as of March 31, 2006 and 2005 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

Treasury Stock

We record treasury stock purchases under the cost method, whereby the entire cost of the acquired stock is recorded as treasury stock. When reissued, shares of treasury stock will be removed from the treasury stock account at the average purchase price per share of the aggregate treasury shares held.

Stock Based Compensation

We adopted SFAS 123R on January 1, 2006 using the modified prospective method and, accordingly, prior periods have not been restated because of the adoption. As of March 31, 2006, we have recognized $163,000

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
before income taxes ($105,000 after income taxes) in share-based payment expense under the requirements of SFAS 123R (See Note 12).

As permitted by SFAS 123, until December 31, 2005, we accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost on grants of employee stock options. Had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described below.

The following table illustrates the effect on our net income and net income per share if we had applied SFAS 123 to stock-based compensation (in thousands, except per share amounts):

Three months ended
March 31,
2005
Net income, as reported	$7,773
Add: stock-based employee compensation expense included in reported net income, net of related income taxes	—
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related income taxes	(197)

Net income, pro forma	$7,576

Basic earnings per share — as reported	$0.46
Basic earnings per share — pro forma	$0.45

Diluted earnings per share — as reported	$0.45
Diluted earnings per share — pro forma	$0.44
Segment Reporting

Our business is the design, sale, underwriting and servicing of non-standard personal automobile insurance policies. Our parent company is a holding company, with no revenues and only interest expense on corporate debt. Our subsidiaries consist of several types of legal entities: insurance companies, underwriting agencies, retail agencies, and a service company where all employees are paid. Our insurance companies possess the certificates of authority and capital necessary to transact insurance business and issue policies, but they rely on both affiliated and unaffiliated underwriting agencies to design distribute and service those policies. Our underwriting agencies primarily design, distribute and service policies issued or reinsured by our insurance companies and that are distributed by our retail entities and by independent agents.

In November 2005, with a change in controlling ownership, we changed our board of directors and, subsequently, some members of senior management including the Chief Executive Officer and the Chief Financial Officer. The former senior management, with extensive experience in managing underwriting agencies and retail agencies, monitored the business on the basis of several segments consisting of an “agency” segment that was comprised of our underwriting and retail agencies, an “insurance” segment for the two insurance companies and a “corporate” segment. The current senior management has determined that with the significantly increased retention by the insurance companies of the business produced by the underwriting agencies, the company should be analyzed as an integrated insurance company. Given the homogeneity of our products, the regulatory environments in which we operate, the nature of our customers and our distribution channels, we now monitor, control and manage our business lines as an integrated entity offering non-standard personal automobile insurance products through multiple distribution channels. Accordingly, the segment information previously viewed by the former management is no longer used to monitor the company and we have no segment information to disclose. Our previously reported historical consolidated financial results represent the integrated entity currently analyzed by

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
management, so no additional or adjusted historical disclosures are required in order to reflect this change in management’s business analysis.

Recently Issued Accounting Standards

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB 20 and SFAS 3. SFAS 154 applies to all voluntary changes in accounting principles. The statement requires that voluntary changes in accounting principles be applied retrospectively to prior periods unless doing so is impracticable. SFAS 154 is effective for fiscal years beginning after December 15, 2005. We applied SFAS 154 to our presented financial statements resulting in no impact for the quarter ending March 31, 2006 and in Note 2 for our prior year financial statements.

In November 2005, the FASB issued Staff Position (FSP) FAS115-1 and FAS 124-1, which nullifies certain provisions of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, and completely supersedes EITF Topic D-44, “Recognition of Other Than Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. This staff position addresses (1) determining when an investment should be considered impaired, (2) determining whether an impairment should be deemed other than temporary, and (3) measuring impairment loss. We have applied FAS 115-1 and FAS 124-1 to our presented financial statements resulting in no for the quarter ending March 31, 2006.

4.	Reinsurance

The effect of reinsurance on premiums written and earned is as follows (dollars in thousands):

	Three months ended		Three months ended
	March 31, 2006		March 31, 2005
	Written	Earned	Written	Earned
Direct	$53,788	$41,600	$55,168	$45,011
Assumed — affiliate	—	—	11,317	13,603
Assumed — non affiliate	34,961	33,054	38,617	17,195
Ceded — affiliate	—	—	—	(309)
Ceded — non affiliate	(1,691)	(1,616)	(992)	(7,564)

	$87,058	$73,038	$104,110	$67,936

The amount of unpaid loss and loss adjustment expenses and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations are as follows (dollars in thousands):

	As of March 31,	As of December 31,
	2006	2005
Non affiliate
Loss and loss adjustment expense	$17,565	$19,169
Unearned premiums	3,214	3,137

Total	$20,779	$22,306

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
For the three months ended March 31, 2006, we have ceded $2.2 million of paid losses and $700,000 of incurred losses to various reinsurers. For the three months ended March 31, 2005, we ceded $6.8 million of paid losses and $3.5 million of incurred losses to various reinsurers.

At March 31, 2006, we had $24.3 million receivables from reinsurers, including $17.5 million gross recoverable from Vesta Fire. Vesta Fire is currently rated “C++” (Marginal) by A.M. Best. According to our reinsurance agreement, if Vesta Fire’s A.M. Best financial strength rating remained below “B+” we had the right to require Vesta Fire to provide a letter of credit or establish a trust account to collateralize the gross amounts due to us from Vesta Fire under the reinsurance agreement. On July 27, 2004, we notified Vesta to establish a trust account collateralizing the amount due to us, due to the fact that Vesta Fire’s A.M. Best rating was below a “B+” after the consummation of our initial public offering. We have $22.0 million currently in a trust account to collateralize the $17.5 million gross recoverable from Vesta Fire. We also have $7.2 million included in Other Assets that is related to a receivable due from Vesta as part of the transfer of the insurance companies to us at December 31, 2003. The $7.2 million is not included in the previously mentioned $17.5 million gross recoverable. At March 31, 2006, $24.5 million was included in amounts due to reinsurers that reflects the amounts we owe to Vesta. We have $23.3 million in securities to collateralize this payable.

As of December 31, 2005 and March 31, 2006, Affirmative Insurance Company, a wholly-owned subsidiary, had two quota share reinsurance agreements in place for active programs where the cession ranged from 25% to 100%. In Florida, our underwriting agency, Space Coast Underwriters, produces business on behalf of Affirmative Insurance Company, and 25% of the business is ceded to FolksAmerica. In Georgia, Affirmative Insurance Company serves as direct front for an unaffiliated underwriting agency to which 100% of the business is ceded to their insurance company.

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

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
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

Effective August 1, 2005, we entered into novation agreements with several unaffiliated reinsurers who participated in a quota share reinsurance agreement in which we also participated. Pursuant to these agreements, we were substituted in place of these reinsurers assuming all rights, interests, liabilities and obligations related to the original quota share reinsurance agreement. As a result of these novation agreements, our participation in the original reinsurance agreement increased from 5% to 100% effective August 1, 2005. In consideration for our assumption of their liabilities, these reinsurers agreed to pay us an amount equal to their share of the liabilities under the original quota share agreement as of July 31, 2005. We received cash in the amount of $14.2 million in relation to this novation. The terms of this reinsurance agreement did not meet the risk transfer requirements according to FAS 113, therefore, this contract was accounted for as deposits according to the guidelines of SOP 98-7, “Deposit Accounting for Insurance and Reinsurance Contracts that do not Transfer Insurance Risk”. Under deposit accounting, the deposit liability should be adjusted based on the adjusted amount and timing of the cash flows. Changes in the carrying amount of the deposit liability should be reported as income or expense as appropriate. In the first quarter of 2006, we recognized $217,400 in income related to this novation.

Effective August 1, 2005, we entered into novation agreements with several unaffiliated reinsurers related to an assumed aggregate excess of loss reinsurance agreement for business produced in the state of Texas by one of our underwriting agencies, written by Old American and ceded to the reinsurers. These novation agreements eliminated excess of loss coverage that was not necessary so these agreements had no financial impact to us.

5.	Related Party Transactions

We provide various services for Vesta and its subsidiaries, including underwriting, premium processing, and claims processing. For the three months ended March 31, the accompanying unaudited consolidated statements of operations reflect these services as follows (dollars in thousands):

	Three months ended
	March 31,
	2006	2005

Commission income	$—	$(189)

As of August 30, 2005, we and our subsidiaries are no longer affiliated with Vesta (See Note 1).

As part of the terms of the acquisition of Affirmative Insurance Company and Insura Property and Casualty Insurance Company from Vesta, Vesta has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of March 31, 2006, all such unaffiliated reinsurers had A.M. Best ratings of “A” or better.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
6.	Purchase Acquisitions

On March 14, 2006, we completed the acquisition of the 27% minority ownership interest of Space Coast, LLC. We paid approximately $3.2 million to the minority owners and recorded $3.2 million in goodwill. Consequently, our current ownership interest in Space Coast is 100%.

7.	Notes Payable

On December 31, 2004, our newly formed trust subsidiary, Affirmative Insurance Holdings Statutory Trust I (“Trust Subsidiary I”), completed a private placement of $30.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from Trust Subsidiary I and contributed $29.0 million to Affirmative Insurance Company’s policyholders’ surplus. The trust preferred securities, which can be redeemed in whole or in part by the issuer after five years, bear an initial interest rate of 7.545 percent until December 15, 2009, at which time the securities will adjust quarterly to the 90-day LIBOR rate plus 360 basis points. As of March 31, 2006, the note balance was $30.9 million.

On June 1, 2005, our newly formed trust subsidiary, Affirmative Insurance Holdings Statutory Trust II (“Trust Subsidiary II”), completed a private placement of $25.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $25.0 million from Trust Subsidiary II and the net proceeds from this borrowing, along with cash from operations, were used to purchase the 2.0 million shares of our common stock as discussed in Notes 1 and 10. The trust preferred securities, which can be redeemed in whole or in part by the issuer after five years, bear an initial interest rate of 7.792% until June 15, 2010, at which time they will adjust quarterly to the 90-day LIBOR rate plus 355 basis points. As of March 31, 2006, the note balance was $25.8 million.

As of March 31, 2006, the total note balance for Trust Subsidiaries I and II was $56.7 million.

8.	Commitments and Contingent Liabilities

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

From time to time, we and our subsidiaries are subject to random compliance audits from federal and state authorities regarding various operations within our business that involve collecting and remitting taxes in one form or another. Recently, two of our owned underwriting agencies were subject to a sales and use tax audit conducted by the State of Texas. The examiner for the State of Texas has now completed his field work and delivered a summary of tentative audit adjustment to us. The examiner’s report asserts that, for the period from January 2002 to August 2005, we should have collected and remitted approximately $2.5 million in sales tax derived from claims services provided for Old American County Mutual Insurance Company, an unaffiliated insurance company. We believe that these services are not subject to sales tax, are vigorously contesting the assertions made by the state, and are exercising all available rights and remedies available to us; however, the ultimate outcome of this matter is uncertain. We have not made an accrual for this as of March 31, 2006 as we do not believe this meets the requirements of FAS 5, Accounting for Contingencies.

9.	Credit Facility

On August 6, 2004, we entered into a credit agreement (the “Credit Agreement”) with The Frost National Bank that provides us with a senior secured credit facility. Under this credit facility, the maximum amount available to us from time to time is $15.0 million, which may include up to $15.0 million under a two-year

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
revolving line of credit, up to $10.0 million in five-year term loans and up to $10.0 million in five-year stand-by letters of credit. The borrowings under our credit facility will accrue interest based on the 90-day LIBOR rate plus 150 basis points and we will pay letter of credit fees based on an annual rate of 75 basis points. Our obligations under the facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of Affirmative Insurance Company. The facility contains certain financial covenants, which include combined ratio, risk-based capital requirement, fixed charge coverage ratio, consolidated net worth and consolidated net income requirements and other restrictive covenants governing distributions and management changes. The proceeds are available to issue letters of credit securing our obligations under reinsurance agreements, to fund general working capital for our agency operations, capital surplus for our insurance companies and to finance acquisition activities. During 2005, we executed letters of credit under this credit facility of approximately $2.3 million to collateralize an assumed reinsurance contract with certain of our reinsurers, all of which were released on December 1, 2005. Total fees were approximately $13,000.

Our Credit Agreement requires us to provide the bank with written notification and documents related to certain events. On August 12, 2005 we entered into a First Amendment to Credit Agreement and Waiver of Defaults to the credit facility which amended and waived certain notice requirements of the Credit Agreement and waived all existing defaults and all events of default related to written notice requirements related to certain acquisitions of business in December 2004 and January, February, and July 2005, the repurchase of shares in June of 2005, and the issuance of trust preferred securities in December of 2004 and June of 2005. As of March 31, 2006, there were no outstanding loan amounts due under our credit facility, and we are in compliance with all of our financial and other restrictive covenants.

Under the terms of our Credit Agreement, we were required to file our Annual Report on Form 10-K on or before March 31, 2006. Frost Bank waived, for a certain period of time, our compliance with the above covenant of the Credit Agreement, and we filed our Annual Report on Form 10-K within the waiver period. All other terms of the Credit Agreement are unaffected by this waiver.

10.	Stockholders’ Equity

In January 2005, we issued 6,734 shares of restricted common stock to certain members of our Board of Directors, in lieu of cash as their annual retainer. In both February and May 2005, we issued 7,500 shares of restricted common stock to certain members of our Board of Directors for compensation related to services performed. In November 2005, 7,000 shares of restricted common stock that had been issued were cancelled due to the resignation of certain board members. We are expensing the amount to compensation expense over the service period for the remaining issued shares. Total compensation expense in connection with restricted stock recorded for the three months ended March 31, 2006 was approximately $23,000.

On June 1, 2005, we purchased 2,000,000 shares of treasury stock from Vesta for $14.00 per share. We recorded the purchase at cost. The purchase was funded with the proceeds from our new trust preferred securities, as discussed in Note 7, and with cash from operations.

In August and September 2005, we issued 3,657 shares of our common stock upon the exercise of options.

In November 2005, we issued 623,610 shares of our common stock to Thomas E. Mangold upon the exercise of options. In addition, we purchased 50,963 shares of stock from Thomas E. Mangold for $14.63 per share, which was market value on the date of the transaction.

In December 2005, we issued 3,000 shares of restricted common stock to Mark E. Pape, Executive Vice President and Chief Financial Officer, which vested immediately. Total compensation recorded at the date of the grant was $42,480.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
11.	Earnings per Share

The provisions of FASB Statement No. 128 (“SFAS 128”), Earnings per Share require presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128 is presented below:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(dollars in thousands, except number of
	shares and per share amounts)
Three months ended March 31, 2006
Basic Earnings per Share
Net Income	$6,231	15,432,557	$0.40

Diluted Earnings per Share
Net Income	$6,231	15,432,557	$0.40
Effect of Dilutive Securities	—	30,575	—

	$6,231	15,463,132	$0.40

Three months ended March 31, 2005
Basic Earnings per Share
Net Income	$7,773	16,845,934	$0.46

Diluted Earnings per Share
Net Income	$7,773	16,845,934	$0.46
Effect of Dilutive Securities	—	273,919	(0.01)

	$7,773	17,119,853	$0.45

12.	Stock-Based Compensation

We accounted for our stock-based compensation in accordance with FASB Statement No. 123R (“SFAS 123R”), Share-Based Payment, effective January 1, 2006.

In December 2004, the FASB issued Statement No. 123R (“SFAS 123R”), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This standard was effective for public companies at the beginning of the first annual period beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management’s Discussion and Analysis and several other issues. We applied the principles of SAB 107 in conjunction with our adoption of SFAS 123R.

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

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
(b) prior interim periods of the year of adoption.
We adopted SFAS 123R on January 1, 2006 using the modified prospective method.

As of March 31, 2006, we have recognized $163,000 before income taxes ($105,000 after income taxes) in share-based payment expense under the requirements of SFAS 123R resulting in a negligible impact on earnings per share.

As permitted by SFAS 123, until December 31, 2005, we accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost on grants of employee stock options. Had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 3.

In connection with our initial public offering, on May 25, 2004, our board of directors adopted and our stockholders approved the 2004 Stock Incentive Plan, or 2004 Plan, to enable us to attract, retain and motivate eligible employees, directors and consultants through equity-based compensatory awards, including stock options, stock bonus awards, restricted and unrestricted stock awards, performance stock awards, stock appreciation rights and dividend equivalent rights. The maximum number of shares of common stock reserved for issuance under the 2004 Plan is 3,000,000, subject to adjustment to reflect certain corporate transactions or changes in our capital structure.

We have an 1998 Omnibus Incentive Plan (“1998 Plan”) under which we may grant options to employees, directors and consultants for up to 803,169 shares of common stock. The exercise prices are determined by the Board of Directors, but shall not be less than 100% of the fair value on the grant date or, in the case of any employee who is deemed to own more than 10% of the voting power of all classes of our stock, not less than 110% of the fair value. The terms of the options are also determined by the Board of Directors, but shall never exceed ten years or, in the case of any employee who is deemed to own more than 10% of the voting power of all classes of our common stock, shall not exceed five years. We do not expect to grant any further equity awards under the 1998 Plan, but intend to make all future awards under the 2004 Plan. While all awards previously granted under the 1998 Plan will remain outstanding, 1998 Plan shares will not be available for re-grant if these outstanding awards are forfeited or cancelled.

Under the 2004 Plan, the board or committee may fix the term and vesting schedule of each stock option, but no incentive stock option will be exercisable more than ten years after the date of grant. Vested stock options generally remain exercisable for up to three months after a participant’s termination of service or up to 12 months after a participant’s death or disability. Typically, the exercise price of each incentive stock option must not be less than 100% of the fair market value of our common stock on the grant date, and the exercise price of a nonqualified stock option must not be less than 20% of the fair market value of our common stock on the grant date. In the event that an incentive stock option is granted to a 10% stockholder, the term of such stock option may not be more than five years and the exercise price may not be less than 110% of the fair market value on the grant date. The exercise price of each stock option granted under the 2004 Plan may be paid in cash or in other forms of consideration in certain circumstances, including shares of common stock, deferred payment arrangements or pursuant to cashless exercise programs. A stock option award may provide that if shares of our common stock are used to pay the exercise price, an additional option will be granted to the participant to purchase that number of shares used to pay the exercise price. Generally, stock options are not transferable except by will or the laws of descent and distribution, unless the board or committee provides that a nonqualified stock option may be transferred.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued

	2006	2005	2004
Weighted average risk-free interest rate: 1998 Plan	—	4.5%	3.8%
Weighted average risk-free interest rate: 2004 Plan	4.5%	4.1%	4.0%
Expected term of option (in years): 1998 Plan	—	5.0	5.0
Expected term of option (in years): 2004 Plan	3.0	6.25	10.0
Volatility	25%	35%	30%
Dividend yield	0.6%	0.5%	0.4%
A summary of activity under the 1998 and 2004 Plans for the three months ended March 31, 2006 is as follows:

			Weighted	Value of
		Weighted	Average	Unexercised
		Average	Remaining	In-The-
		Exercise	Contractual	Money
	Options	Price	Term (years)	Options (000's)
1998 Plan
Outstanding, beginning of period	94,545	$7.59
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, end of period	94,545	$7.59	1.67	$531

Exercisable, end of period	94,545	$7.59	1.67	$531

2004 Plan
Outstanding, beginning of period	1,493,670	$16.84
Granted	15,000	14.22
Exercised	—	—
Forfeited	(42,090)	14.39

Outstanding, end of period	1,466,580	$13.31	9.24	$—

Exercisable, end of period	342,216	14.89	9.24	$—
Stock option compensation expense is the estimated fair value of options granted and amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted in the three months ended March 31, 2006 was $3.09.
A summary of our nonvested restricted stock grants as of March 31, 2006 is as follows:

	March 31, 2006
		Weighted
		Average
	Restricted	Grant-Date
	Stock	Fair Value
Nonvested, beginning of period	8,000	$14.05
Granted	—
Vested	(4,000)	15.37
Canceled or expired	—

Nonvested, end of period	4,000	$12.73

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
As of March 31, 2006, there was $2.2 million of total unrecognized compensation cost related to nonvested share-based compensation which will be recognized over the remaining requisite service period.

13.	Policy Acquisition Costs

Policy acquisition costs, primarily commissions, premium taxes and underwriting expenses related to issuing a policy are deferred and charged against income ratably over the terms of the related policies.

Our components of deferred acquisition costs and the related policy acquisition cost amortized to expense were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005
Beginning deferred acquisition costs (“DAC”)	$24,453	$19,118
Additions	28,619	33,436
Amortization of DAC	(25,003)	(23,574)

Ending deferred acquisition costs	$28,069	$28,980

Amortization of DAC	$25,003	$23,574
Profit sharing commission expense	1,967	1,584

Total policy acquisition costs	$26,970	$25,158

Other selling, general and adminsistrative expenses	5,631	6,768

Total selling, general and administrative expenses	$32,601	$31,926

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto presented in this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2005. This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated by such forward-looking statements.
Overview
We are an insurance holding company engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in highly targeted geographic areas. Our subsidiaries include two insurance companies, four underwriting agencies and five retail agencies with 179 owned and 41 franchise retail store locations as of March 31, 2006. We offer our products and services in 12 states, including Texas, Illinois, California and Florida. We were formerly known as Instant Insurance Holdings, Inc., and we incorporated in Delaware on June 25, 1998.
We have restated our 2004 audited consolidated financial statements and our 2005 quarterly unaudited consolidated financial statements. The restated consolidated financial statements conform to the current presentation and reflect the correction of an error in the application of consolidating elimination entries and the receivable from Vesta as “receivable from reinsurers” and an offsetting liability in “amounts due reinsurers”. See Note 2 “Restatement” to our consolidated financial statements for a reconciliation of previously reported amounts to the restated amounts.
In addition, we determined that we should make a correction to adjust the allocation of commission income and fees among the first three quarterly periods of 2005 to appropriately reflect third party fees earned by our agencies. This restatement resulted in reducing commission income and fees for the first quarter of 2005 by $345,000 before income taxes ($223,000 after income taxes). (See Note 2).
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
On June 14, 2005, Vesta entered into a Stock Purchase Agreement with New Affirmative LLC, for the sale by Vesta of 5,218,228 shares of our common stock. New Affirmative was formed for the purpose of acquiring, holding, voting and disposing of the shares of our common stock acquired in connection with the Stock Purchase Agreement and any shares of our common stock that New Affirmative may acquire in the future. New Affirmative is (i) 50% owned by DSC AFFM, LLC, an entity controlled by DSC AFFM Manager LLC, the sole managing member of DSC AFFM, and Andrew G. Bluhm, the managing member of DSC Manager, and (ii) 50% owned by Affirmative Investment LLC, an entity owned, in part, by the Enstar Group, Inc., and controlled by Affirmative Associates LLC, the sole managing member of Affirmative Investment, and J. Christopher Flowers, the sole member and manager of Affirmative Associates. Simultaneously with the closing of the transactions contemplated by the Stock Purchase Agreement: (1) DSC AFFM contributed 1,459,699 shares of our common stock which were previously acquired in open market transactions by members of DSC AFFM and subsequently contributed to DSC AFFM, to New Affirmative and (2) Affirmative Investment contributed 1,183,000 shares of our common stock, previously acquired by it in open market transactions, to New Affirmative. Vesta completed the sale to New Affirmative on August 30, 2005. As of March 31, 2006, New Affirmative owned 7,860,927 shares, or approximately 50.9% of our outstanding common stock.
Our insurance companies, underwriting agencies and retail agencies primarily function as a vertically integrated unit, capturing the premium (and associated risk) and commission and fee revenue generated from the sale of each insurance policy. However, each of these operations also works with unaffiliated entities on an unbundled basis, either functioning independently or with one or both of the other two operations. We believe that our ability to enter into a variety of business relationships with third parties allows us to maximize sales penetration and profitability through industry cycles better than if we employed a single, vertically exclusive operating structure.

A measurement of our performance is based on gross premiums written. The following table displays our gross premiums written by distribution channel for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Gross Premiums
	Written
	2006	2005
Our underwriting agencies:
Our retail agencies	$33,086	$42,363
Independent agencies	43,502	49,602

Subtotal	76,588	91,965

Unaffiliated underwriting agencies	12,150	13,067
Other	11	70

Total	$88,749	$105,102

Gross premiums written for the three months ended March 31, 2006 were $88.7 million, a decrease of $16.4 million, or 15.6%, as compared to $105.1 million for the same period in 2005. In our retail distribution channel, gross premiums written of $33.1 million decreased by $9.3 million, or 21.9%, as compared to $42.4 million in the prior year, primarily due to continued increased competition in our Texas and Midwest markets. In our independent agency distribution channel, gross premiums written were $43.5 million, a decrease of $6.1 million, or 12.3%, as compared to $49.6 million for the same period in 2005, principally due to decreased production in our Texas and Florida underwriting agencies, partially offset by production in our Michigan operation that was acquired in July 2005. Gross premiums written for our unaffiliated agencies were $12.2 million, a decrease of $917,000, or 7.0%, as compared to $13.1 million in the prior year. The decrease was primarily due to run-off of two of our programs in California, and programs in Alabama, Georgia and Utah, offset by $4.2 million in gross premiums written on a new program in California.
The following table displays our gross premiums written by state for the three months ended March 31, 2006 (dollars in thousands):

	Three Months Ended
	March 31, 2006
Texas	$24,427	27.5%
Illinois	23,245	26.2%
California	11,883	13.4%
Florida	6,018	6.8%
Indiana	6,612	7.5%
South Carolina	5,865	6.6%
New Mexico	3,415	3.8%
Michigan	4,559	5.1%
Missouri	2,447	2.8%
Other	278	0.3%
Total	$88,749	100.0%

Results of Operations
The following table summarizes our consolidated results of operations.

	Three months ended March 31,
	2006	2005	% Change
		Restated
Revenues
Net premiums earned	$73,038	$67,936	7.5%
Commission income and fees	17,499	20,995	-16.7%
Net investment income	2,060	1,257	63.9%
Net realized gains (losses)	(367)	3	NM

Total revenues	92,230	90,191	2.3%

Expenses
Losses and loss adjustment expenses	47,652	44,567	6.9%
Selling, general and administrative expenses	32,601	31,926	2.1%
Depreciation and amortization	1,060	1,029	3.0%
Interest expense	1,085	579	87.4%

Total expenses	82,398	78,101	5.5%

Net income before income taxes and minority interest	9,832	12,090	-18.7%
Income tax expense	3,520	4,284	-17.8%
Minority interest, net of income taxes	81	33	145.5%

Net income	$6,231	$7,773	-19.8%

Net income per common share — Basic	$0.40	$0.46	-13.0%

Net income per common share — Diluted	$0.40	$0.45	-11.1%

Weighted average shares outstanding — Basic	15,432,557	16,845,934	-8.4%
Weighted average shares outstanding — Diluted	15,463,132	17,119,853	-9.7%

Operational Information
Gross premiums written	$88,749	$105,102	-15.6%
Net premiums written	$87,058	$104,110	-16.4%
Percentage retained	98.1%	99.1%

Loss Ratio	65.2%	65.6%
Expense Ratio	22.1%	17.6%

Combined Ratio	87.4%	83.2%

Comparison of the Three Month Periods Ended March 31, 2006 and March 31, 2005
Total revenues for the three months ended March 31, 2006 were $92.2 million, an increase of $2.0 million, or 2.3%, as compared to total revenues of $90.2 million for the same period in 2005. The increase in revenues was primarily due to increased earned premium resulting from increases in our retention on certain business we produced starting in January 2004. The increase in earned premiums was offset by a decrease in commission income and fees of 16.7%. As our insurance companies retain more premiums generated by our underwriting agencies, a larger amount of commission income and fees recognized by our agencies is eliminated in consolidation, leaving commission income and fees earned by our underwriting agencies on business that is not written or retained by us and commissions earned on sales of unaffiliated insurance companies’ products by our retail agencies.
For the three months ended March 31, 2006, we ceded to non-affiliates 1.9% ($1.7 million) of gross premiums written (direct and assumed premiums written) of $88.7 million, as compared to 0.9% ($1.0 million) of the $105.1 million gross premiums written in the prior year.

Net premiums earned for the three months ended March 31, 2006 were $73.0 million, an increase of $5.1 million, or 7.5%, as compared to $67.9 million in the prior year. The increased earned premium is due to the earning of premiums over the life of the policy. Even though our gross premiums written are currently decreasing due to increased competition, we earned premiums in the current period for premiums written both in prior periods and the current period.
For the three months ended March 31, 2006, our consolidated financial statements reflect $17.5 million in commission income and fees, a decrease of $3.5 million, or 16.7%, as compared to $21.0 million in the three months ended March 31, 2005. This decrease on a reported consolidated basis is directly related to our increased retention of business written and assumed by our insurance companies. In our agencies, we earn commission income and fees that are based on written premiums. In consolidation, we eliminate our agencies’ commission income and fees based on business that our insurance companies retain against our agencies’ expenses. Therefore, when we retain a higher percentage of our written premiums, we eliminate a greater portion of our agencies’ commission income and fees. The remaining commission income and fees is commissions earned by our underwriting agencies on business that is not written or retained by us and commissions earned on sales of unaffiliated insurance companies’ products sold by our retail agencies. The table below displays the components of consolidated commission income and fees earned by our agencies and insurance companies for the three months ended March 31:

	Three Months Ended
	March 31,
	2006	2005	Variance	Variance
			($)	(%)
Income on non-retained business
— MGA commissions	913	1,403	(490)	-35%
— Claims service fee income	892	3,653	(2,761)	-76%

Policyholder fee income	11,702	11,822	(120)	-1%
Retail — third party fees	3,992	4,117	(125)	-3%

Total commission income and fees	17,499	20,995	(3,496)	-17%

For the three months ended March 31, 2006, our consolidated net investment income was $2.1 million, an increase of $803,000, or 63.9%, compared to $1.3 million in the same period in 2005. The increase was primarily a result of a 44.4% increase in total invested assets to $229.4 million at March 31, 2006 from $158.9 million at March 31, 2005. The increase in invested assets is primarily the result of increased cash flows from insurance operations. The average investment yield was 3.5% (5.0% on a taxable equivalent basis) in the first quarter of 2006.
For the three months ended March 31, 2006, losses and loss adjustment expenses were $47.7 million, an increase of $3.1 million, or 6.9%, as compared to $44.6 million for the same period in 2005. The increase was primarily due to our increased retention of business written and assumed by our insurance companies as discussed above. Our first quarter loss and loss adjustment expense ratio was 65.2% as compared to 65.6% in the prior year. This improvement reflects decreases in our overall loss and loss adjustment expense ratio for both our owned and non-owned programs due to favorable claims development in the current period as compared to loss estimates made in previous periods. The impact from the favorable loss ratio development on our loss and loss adjustment expense ratio was 3.3% for the three months ended March 31, 2006 as compared to 2.4% in the prior year.
Selling, general and administrative expenses for the three months ended March 31, 2006 were $32.6 million, an increase of $675,000, or 2.1%, as compared to $31.9 million for the same period in 2005. Our expense ratio for the three months ended March 31, 2006 was 22.1%, as compared to 17.6% in the prior year. Our expense ratio is calculated based on consolidated results and treats all commission income and fees as a reduction in the dividend, with the divisor consisting of earned premium only. The increase in selling, general and administrative expenses as well as our expense ratio was due to the fact that sales and support related expenses were not reduced in order to match our reduced premium production through the first quarter of 2006 as compared to the prior year and our planned 2006 premium production. We are taking steps to reduce overhead and make our operations more efficient, and we expect to see the benefits of those cost efficiencies in the second half of 2006. Our expenses and our expense ratio were also unfavorably impacted by increases in non-sales related expenses such as increased legal and professional fees of $563,000 attributable to increased Sarbanes – Oxley Act of 2002 related accruals, as well as increased litigation costs associated with our pursuit of recoverable damages related to a systems project as compared to the prior year, which is also discussed in legal proceedings in this report.
Depreciation and amortization expenses for the three months ended March 31, 2006 were $1.1 million, an increase of $31,000, or 3.0% compared to $1.0 million for the same period in 2005. Depreciation expense decreased by $177,000 for the three months ended March 31, 2006 as compared to the prior year. This decrease was offset by $208,000 increase in amortization expense primarily due to non-competition agreements with two former executives.
Interest expense for the three months ended March 31, 2006 was $1.1 million, an increase of $506,000, or 87.4%, as compared to $579,000 for the same period in the prior year. Interest expense is primarily related to our $56.7 million notes payable, which were issued in December 2004 and June 2005 following our private placement of $30.0 million and $25.0 million, respectively, of trust preferred securities. Our weighted average interest cost was 7.66%.
Pretax income for the three months ended March 31, 2006 was $9.8 million, a decrease of $2.3 million, or 18.7%, as compared to $12.1 million for the same period in 2005.
Income tax expense for the three months ended March 31, 2006 was $3.5 million, or an effective rate of 35.8%, as compared to income tax expense of $4.3 million, or an effective rate of 35.4%, for the same period in 2005. The increase in our effective rate is primarily related to increases in state income taxes. This is caused by a higher percentage of our taxable income being sourced to states with higher tax rates based on our current geographic mix of business.
For the three months ended March 31, 2006, minority interest, net of income taxes, was $81,000 as compared to $33,000 for the same period in 2005 due to an increase in pre-tax net income from our 73.0% owned Florida underwriting agency. In March 2006, we purchased the remaining 27.0% from the minority holders and now currently own 100% of this underwriting agency.
Liquidity and Capital Resources
Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries, including our insurance company subsidiaries.
There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of March 31, 2006, we had $7.8 million of cash at the holding company level and $6.7 million of cash and cash equivalents at our non-insurance company subsidiaries.
State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. An extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding December 31 or the insurance company’s net income for the 12-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurance company’s remaining surplus after payment of a dividend or other distribution to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. In 2005, our insurance companies may pay up to $7.2 million in ordinary dividends without prior regulatory approval. We intend to maintain our current retention level of gross premiums written by our insurance companies and seek stronger financial strength ratings for our insurance company subsidiaries, however, our insurance companies may pay us dividends if we determine that their policyholders surplus is greater than is required based on the volume of business they write. Our insurance companies’ statutory surplus as of March 31, 2006 was $130.0 million.
The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At March 31, 2006, the capital ratios of both of our insurance companies substantially exceeded the risk-based capital requirements. As of March 31, 2006, the capital ratios of both of our insurance companies exceeded the highest level for regulatory action under the risk-based capital guidelines.
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
Net cash provided by operating activities was $3.4 million for the three months ended March 31, 2006, as compared to net cash provided by operating activities of $10.9 million for the same period in 2005. The change in the operating cash flow was principally due to a decrease in restricted cash for our agencies of $5.4 million and a net increase in insurance related items of $17.4 million such as collections of premiums and commissions receivable, payments of losses and loss adjustment expenses and unearned premiums, as well as a decrease in federal income tax payments of $4.6 million.
Net cash used in investing activities was $24.6 million for the three months ended March 31, 2006, as compared to net cash used in investing activities of $4.4 million for the same period in 2005. The increase in cash used in investing activities was primarily due to an increase in bonds acquired of $17.4 million and cash paid to the previous minority shareholders of Space Coast for the buyout of the minority interest for $3.5 million.
We invest our insurance portfolio funds in highly rated fixed income securities. Our portfolio is managed by an outside investment advisor in compliance with investment policies provided by us. Information about our investment portfolio is as follows:

	As of	As of
	March 31,	December 31,
	2006	2005
Total invested assets ($ in thousands)	$229,418	$210,750
Tax equivalent book yield	5.02%	4.77%
Average duration in years	0.6	3.8
Average S&P rating	AA+	AA+
Net cash used in financing activities was $309,000 for the three months ended March 31, 2006, as compared to net cash used in financing activities of $337,000 for the same period in 2005. Cash used in financing activities for the three months ended March 31, 2006 and 2005 was for dividends paid to shareholders.
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
Special Note Regarding Forward-Looking Statements
Any statement contained in this report that is not a historical fact, or that might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in our filings with the Securities and Exchange Commission. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We believe that interest rate risk and credit risk are the two types of market risk to which we are principally exposed.
Interest rate risk. Our investment portfolio consists of investment-grade, fixed income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general the fair market value of a portfolio of fixed income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of less than three years. The fair value of our fixed income securities as of March 31, 2006 was $229.4 million. The effective duration of the portfolio as of March 31, 2006 was 0.6 years. Should the market interest rates increase 1.0%, our fixed income investment portfolio would be expected to decline in market value by 0.6%, or $1.4 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 0.6%, or $1.4 million, increase in the market value of our fixed income investment portfolio.
Credit risk. An additional exposure to our fixed income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment grade securities and limiting our exposure to a single issuer. As of March 31, 2006, our fixed income investments were invested in the following: U.S. Treasury securities — 2.3%, corporate securities —5.1%, and tax-exempt securities — 92.6%. As of March 31, 2006, all of our fixed income securities were rated “A-” or better by nationally recognized statistical rating organizations. The average quality of our portfolio was “AA+” as of March 31, 2006.
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
At March 31, 2006, we had $24.3 million receivables from reinsurers, including $17.5 million gross recoverable from Vesta Fire. Vesta Fire is currently rated “C++” (Marginal) by A.M. Best. According to our reinsurance agreement, if Vesta Fire’s A.M. Best financial strength rating remained below “B+” we had the right to require Vesta Fire to provide a letter of credit or establish a trust account to collateralize the gross amounts due to us from Vesta Fire under the reinsurance agreement. On July 27, 2004, we notified Vesta to establish a trust account collateralizing the amount due to us, due to the fact that Vesta Fire’s A.M. Best rating was below a “B+” after the consummation of our initial public offering. We have $22.0 million currently in a trust account to collateralize the $17.5 million gross recoverable from Vesta Fire. We also have $7.2 million included in Other Assets that is related to a receivable due from Vesta as part of the transfer of the insurance companies to us at December 31, 2003. The $7.2 million is not included in the previously mentioned $17.5 million gross recoverable. At March 31, 2006, $24.5 million was included in amounts due to reinsurers that reflects the amounts we owe to Vesta. We have $23.3 million in securities to collateralize this payable.
As part of the terms of the acquisition of Affirmative Insurance Company and Insura, Vesta has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of March 31, 2006, all such unaffiliated reinsurers had A.M. Best ratings of “A” or better.
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
As of the end of the period, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2006, because as previously disclosed in our Annual Report on form 10-K for the year ended December 31, 2005, management identified the material weaknesses further discussed below, which continued to exist at March 31, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
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
(c) We did not maintain effective controls over the accuracy and completeness of the reconciliation of certain balance sheet accounts. Specifically, reconciling items were not timely and adequately resolved for premiums and fees receivable. In addition, reconciliations to underlying detail of other liability accounts were not adequately performed. This control deficiency resulted in audit adjustments to the Company’s 2004 and 2003 annual consolidated financial statements to correct receivables from affiliates and amounts due reinsurers. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts, premiums and fees receivable, the related provision for uncollectible accounts, and other liabilities that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Notwithstanding the material weaknesses described above, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report of Form 10-Q. The disclosures set forth in the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting, referred to in the certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.
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
(b) To remediate the control deficiency in the review and approval of consolidating eliminations entry procedures, we have implemented additional supervisory procedures. The unaudited consolidated financial statements as of March 31, 2006 were produced using the additional review and approval procedures.
(c) To remediate the ineffective controls over reconciliations, we have implemented enhanced monitoring and other appropriate supervisory procedures over the reconciliation process.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In December 2003 and in February 2004 we brought actions in the Circuit Court of Cook County, Illinois and the District Court for the Eastern District of Missouri, respectively, to enforce non-compete and non-solicitation agreements entered into with James Hallberg, the former president of InsureOne, a wholly-owned subsidiary, and eight former employees of InsureOne and two of Hallberg’s family trusts. Both courts entered interim orders prohibiting all defendants, including Hallberg, from hiring any employees of InsureOne or one of our other underwriting agencies. The order expired in the Missouri action in November of 2004, but is still in effect in the Illinois action until the conclusion of the trial of the Illinois action, which began August 9, 2005. On May 17, 2004, Hallberg filed a counterclaim in the Illinois case seeking unspecified compensatory damages, specific performance, attorneys’ fees and court costs based on causes of action for breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty in connection with Vesta’s original acquisition of the InsureOne business in 2002, the claimant’s employment with InsureOne and our purchase of the 20% minority interest in InsureOne in 2003. We filed a motion to dismiss these counterclaims, which was granted in part and denied in part. James Hallberg subsequently filed amended counterclaims based on causes of action for breach of contract, fraud, and breach of fiduciary duty, which were most recently amended on July 12, 2005. The Hallberg family trusts have also asserted a single counterclaim that alleges fraud and breach of fiduciary duty in relation to the purchase of that same 20% minority interest in InsureOne in 2003. This claim had previously been brought by the Hallberg family trusts in the United States District Court for the Northern District of Illinois pursuant to Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Hallberg family trusts voluntarily dismissed that federal action, after the court granted our motion to dismiss, and asserted their claim in the Illinois state court litigation as a counterclaim. We have answered those counterclaims, and believe the counterclaims are without merit. We are vigorously contesting the counterclaims and are exercising all rights and remedies available to us. On November 9, 2005 upon the close of InsureOne’s side of the case in the Illinois state action, the court ruled that the following counts would remain to be considered until the close of trial: 1) breach of contract by James P. Hallberg; 2) breach of contract by James P. Hallberg Gift Trust and Patricia L. Hallberg Gift Trust; and 3) breach of contract by William Hallberg. Trial resumed in March, 2006. In the Missouri action, the parties filed a joint motion for voluntary dismissal which was granted by the Court without prejudice and provided for the right of each party to re-file.
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
We brought action against Business Risk Technology, Inc. and Steven M. Repetti (“BRT”) in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida on January 6, 2006 for fraudulent inducement, breach of contract, breach of the covenant of good faith and fair dealing, and for declaratory and supplemental relief arising from the defendant’s wrongful conduct and contractual breaches. The details of such allegations are set forth in our petition. This action involves our enforcement of certain rights under a software license agreement we entered with BRT wherein BRT promised to develop and provide us with a complete, turnkey software system for use by our various affiliates. Among the requested relief, we are seeking declaratory relief, a return of confidential and proprietary information, monetary damages, attorneys’ fees, and reasonable pre-judgment and post-judgment interest, and any other relief the Court deems just. No substantive proceedings have occurred in the case. We are vigorously prosecuting the claims against the defendants and are exercising all available rights and remedies against them.
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
One of our insurance subsidiaries, Affirmative Insurance Company, is the subject of a purported class action in the Circuit Court of the 3rd Judicial Circuit, Madison County, Illinois in a second-amended complaint wherein Plaintiff alleges that we committed fraud and misrepresentation by 1) falsely stating “it would pay only a stated fee for a rental car when, in fact, it would pay more than the stated fee;” 2) falsely stating “that a car could be rented for this stated fee when, in fact, a car was not available for rental at this amount;” 3) falsely stating “the facts of the obligation of it and its insureds when one of its insureds was involved in an accident with a third party such as plaintiff and the members of the Class in that it stated that its obligation with respect to a rental car was limited to the stated fee per day it said it would pay when, in fact, its insured might be liable for a greater amount;” and 4) falsely stating “that it would not pay an amount for rental that would allow Illinois consumers to rent a car of the same or similar kind and quality as that which was damaged, when, in fact, it sometimes did pay such an amount.” The plaintiff seeks declaratory relief as to the underlying action, specific relief concerning the class action in the form of various court orders; reasonable attorneys’ fees, compensatory damages in an amount less than $75,000 per class member, and pre-judgment and post-judgment interest. This matter is still in the early procedural stages and as of the date hereof the class had not been certified. We believe these allegations are without merit, are vigorously contesting the claims alleged, and are exercising all available rights and remedies in the defense of this matter; however, the ultimate outcome of this matter is uncertain.

Item 1A. Risk Factors
None.
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
Date: May 10, 2006
/s/ Mark E. Pape
By: Mark E. Pape
Executive Vice President and Chief Financial Officer
(and in his capacity as Principal Financial Officer)