Form 10-Q
period 2006-06-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2006-08-09
CIK 1282543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
The number of shares outstanding of the registrant’s common stock,
$.01 par value, as of August 8, 2006; 15,138,382

Affirmative Insurance Holdings, Inc.
Index

Part I
Item 1. Financial Statements
Affirmative Insurance Holdings, Inc.
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005

	June 30,	December 31,
(dollars in thousands, except share data)	2006	2005
	(unaudited)
Assets
Fixed maturities — available for sale, at fair value (amortized cost 2006: $234,719; 2005: $211,087)	$233,493	$210,273
Short-term investments	251	477

Total invested assets	233,744	210,750

Cash and cash equivalents	25,095	48,037
Fiduciary and restricted cash	32,955	29,689
Accrued investment income	1,716	2,722
Premiums and fees receivable	85,597	81,680
Commissions receivable	5,147	2,144
Receivable from reinsurers	24,312	28,137
Deferred acquisition costs	26,944	24,453
Deferred tax asset	13,695	14,866
Federal income taxes receivable	3,772	6,823
Property and equipment, net	4,980	4,820
Goodwill	64,832	61,009
Other intangible assets, net	18,862	19,607
Other assets	13,662	9,388

Total assets	$555,313	$544,125

Liabilities and Stockholders’ Equity
Liabilities
Reserves for losses and loss adjustment expenses	136,417	126,940
Unearned premium	102,766	97,344
Amounts due reinsurers	359	8,715
Deferred revenue	27,120	27,101
Notes payable	56,702	56,702
Consideration due for acquisitions	1,016	1,352
Other liabilities	24,456	26,009

Total liabilities	348,836	344,163

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 17,491,745 shares issued and 15,138,382 shares outstanding at June 30, 2006; 17,483,520 issued and 15,432,557 shares outstanding at December 31, 2005	175	175
Additional paid-in capital	159,318	158,904
Treasury stock, at cost; 2,353,363 shares at June 30, 2006; 2,050,963 shares at December 31, 2005	(32,880)	(28,746)
Accumulated other comprehensive loss	(797)	(529)
Retained earnings	80,661	70,158

Total stockholders’ equity	206,477	199,962

Total liabilities and stockholders’ equity	$555,313	$544,125

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Operations (Unaudited)
Three and Six Months Ended June 30, 2006 and 2005

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues
Net premiums earned	$73,753	$77,441	$146,791	$145,377
Commission income and fees (includes related parties - 2005: $(189))	14,552	21,707	32,051	42,702
Net investment income	2,154	1,353	4,214	2,610
Net realized gains (losses)	1	3	(366)	6

Total revenues	90,460	100,504	182,690	190,695

Expenses
Losses and loss adjustment expenses	47,081	51,217	94,733	95,784
Selling, general and administrative expenses	34,194	37,896	66,795	69,822
Depreciation and amortization	1,059	993	2,119	2,022
Interest expense	1,086	796	2,171	1,375

Total expenses	83,420	90,902	165,818	169,003

Net income before income taxes and minority interest	7,040	9,602	16,872	21,692

Income tax expense	2,156	3,403	5,676	7,687
Minority interest, net of income taxes	—	326	81	359

Net income	$4,884	$5,873	$11,115	$13,646

Net income per common share — Basic	$0.32	$0.36	$0.72	$0.83

Net income per common share — Diluted	$0.32	$0.36	$0.72	$0.81

Weighted average shares outstanding
Basic	15,321,771	16,218,769	15,376,858	16,530,619
Diluted	15,359,004	16,434,411	15,414,733	16,774,473
See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)
Six Months Ended June 30, 2006 and 2005

							Accumulated
			Additional				Other	Total
	Common Stock Issued		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
Balance, December 31, 2004	16,838,519	$168	$151,752	$53,135	—		$251	$205,306

Comprehensive income:
Net income				13,646				13,646
Other comprehensive loss							(477)	(477)

Total comprehensive income								13,169
Purchase of treasury stock					2,000,000	(28,000)		(28,000)
Dividends declared ($.02 per share)				(674)				(674)
Initial public offering costs			(22)					(22)
Equity based compensation	21,734	1	319					320

Balance, June 30, 2005 - Restated	16,860,253	$169	$152,049	$66,107	2,000,000	$(28,000)	$(226)	$190,099

Balance, December 31, 2005	17,483,520	$175	$158,904	$70,158	2,050,963	$(28,746)	$(529)	$199,962

Comprehensive income:
Net income				11,115				11,115
Other comprehensive loss							(268)	(268)

Total comprehensive income								10,847
Purchase of treasury stock					302,400	(4,134)		(4,134)
Dividends declared ($.02 per share)				(612)				(612)
Issuance of common stock	8,225		100					100
Equity based compensation			314					314

Balance, June 30, 2006	17,491,745	$175	$159,318	$80,661	2,353,363	$(32,880)	$(797)	$206,477

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2006 and 2005

	Six months ended
	June 30,
(dollars in thousands)	2006	2005
		(Restated)
Cash flows from operating activities
Net income	$11,115	$13,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,119	2,022
Equity based compensation	346	73
Realized (gain) loss on sale of bonds	366	(6)
Amortization of premiums and discounts on investments	725	1,274
Changes in assets and liabilities:
Fiduciary and restricted cash	(3,266)	(8,203)
Premiums and commissions receivable	(6,920)	3,848
Reserves for loss and loss adjustment expenses	9,477	20,038
Net due to/from reinsurers	(4,531)	(5,257)
Receivable from affiliates	—	307
Deferred revenue	19	4,040
Unearned premiums	5,422	21,547
Deferred acquisition costs	(2,491)	(8,678)
Federal income taxes receivable/payable	3,051	(7,526)
Other	(3,841)	(7,249)

Net cash provided by operating activities	11,591	29,876

Cash flows from investing activities
Proceeds from the sale of bonds	229,661	3,170
Cost of bonds acquired	(254,158)	(7,806)
Purchases of property and equipment	(1,533)	(2,507)
Net cash paid for acquisitions	(4,160)	(1,142)

Net cash used in investing activities	(30,190)	(8,285)

Cash flows from financing activities
Proceeds from borrowings	—	24,369
Cost of equity financing	—	(22)
Acquisition of treasury stock	(4,134)	(28,000)
Proceeds from issuance of common stock	100	—
Dividends paid	(309)	(674)

Net cash used in financing activities	(4,343)	(4,327)

Net increase (decrease) in cash and cash equivalents	(22,942)	17,264

Cash and cash equivalents, beginning of period	48,037	24,096

Cash and cash equivalents, end of period	$25,095	$41,360

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
1.	General

Affirmative Insurance Holdings, Inc. is an insurance holding company and is engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in highly targeted geographic areas. Our subsidiaries include three insurance companies, four underwriting agencies, five retail agencies with 170 owned stores (seven of which are located in leased space within supermarkets owned by a major supermarket chain under an agreement signed in late 2005) and 38 franchise retail store locations as of June 30, 2006. We offer our products and services in 12 states, including Texas, Illinois, California and Florida. Our growth has been achieved principally as a result of the acquisition of six retail and/or underwriting agencies in 2001 and 2002. We were formerly known as Instant Insurance Holdings, Inc., and we incorporated in Delaware on June 25, 1998.

All financial information herein gives effect to the restatement described in Note 2 “Restatement”.

We completed our initial public offering of our common stock effective July 9, 2004. We issued 4,420,000 additional shares of our common stock and Vesta Insurance Group, Inc. sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14.00 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from Vesta. On June 1, 2005, we purchased 2,000,000 of our shares of common stock from Vesta at a price of $14.00 per share. In May and June, 2006, we purchased 302,400 shares of our common stock in open market purchases at an average price of $13.67 per share.

On June 14, 2005, Vesta entered into a Stock Purchase Agreement with New Affirmative LLC, for the sale by Vesta of 5,218,228 shares of our common stock. New Affirmative was formed for the purpose of acquiring, holding, voting and disposing of the shares of our common stock acquired in connection with the Stock Purchase Agreement and any shares of our common stock that New Affirmative may acquire in the future. New Affirmative is (i) 50% owned by DSC AFFM, LLC, an entity controlled by DSC AFFM Manager LLC, the sole managing member of DSC AFFM, and Andrew G. Bluhm, the managing member of DSC Manager, and (ii) 50% owned by Affirmative Investment LLC, an entity owned, in part, by the Enstar Group, Inc., and controlled by Affirmative Associates LLC, the sole managing member of Affirmative Investment, and J. Christopher Flowers, the sole member and manager of Affirmative Associates. Simultaneously with the closing of the transactions contemplated by the Stock Purchase Agreement: (1) DSC AFFM contributed 1,459,699 shares of our common stock which were previously acquired in open market transactions by members of DSC AFFM and subsequently contributed to DSC AFFM, to New Affirmative and (2) Affirmative Investment contributed 1,183,000 shares of our common stock, previously acquired by it in open market transactions, to New Affirmative. Vesta completed the sale to New Affirmative on August 30, 2005. As of June 30, 2006, New Affirmative owned 7,860,927 shares, or approximately 52.0% of our outstanding common stock.

2.	Restatement

As previously disclosed in our Form 10-K for the year ended December 31, 2005, we determined that we should restate certain previously issued financial statements. Accordingly, the consolidated financial statements herein reflect the following, previously disclosed restatements:
(A)	The previously issued unaudited interim consolidated financial statements as of and for the quarter and six months ended June 30, 2005 were restated to correct errors related to the consolidating elimination entries used to prepare those previously filed financial reports. The erroneous consolidating elimination entries had no effect on reported net income, earnings per share, invested assets or stockholders’ equity, but did have the effect of materially understating gross revenues and expenses and misstating assets and liabilities.

(B)	The previously issued consolidated balance sheets as of December 31, 2004 and June 30, 2005 were restated to reflect the $7.2 million receivable from Vesta as “receivable from affiliates” and an offsetting liability in “amounts due reinsurers”. The restatement had no effect on reported net income, earnings per share, invested assets, stockholders’ equity or the statement of cash flows.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued)
(C)	We made a correction to adjust the allocation of commission income and fees among the first three quarterly periods of 2005 to appropriately reflect the timing of third party fees earned by our agencies. This restatement resulted in reducing commission income and fees by $138,000 before income taxes ($89,000 after income taxes) for the second quarter of 2005 and $483,000 before income taxes ($312,000 after income taxes) for the six months ending June 30, 2005, resulting in an increase to commission income and fees in the third quarter of 2005.
All applicable amounts relating to the previously disclosed restatement have been reflected in the consolidated financial statements and these notes to the consolidated financial statements.
The effect of the previously disclosed restatement on line items of the previously reported unaudited consolidated statements of operations for the three and six months ended June 30, 2005 are presented below (dollars in thousands):

	(Unaudited)			(Unaudited)
	For the Quarter ended			For the Six Months ended
	June 30, 2005			June 30, 2005
		As Previously			As Previously
	As Restated	Reported	Difference	As Restated	Reported	Difference

Commission income and fees	$21,707	$19,990	$1,717	$42,702	$37,892	$4,810

Selling, general and administrative expenses	37,896	36,041	1,855	69,822	64,529	5,293

Income tax expense	3,403	3,452	(49)	7,687	7,858	(171)

Net income	$5,873	$5,962	$(89)	$13,646	$13,958	$(312)
The effect of the previously disclosed restatement on line items presented in our previously reported audited consolidated balance sheet as of December 31, 2004 is as follows (dollars in thousands):

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

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued)
The effect of the previously disclosed restatement on line items presented in our previously reported unaudited consolidated balance sheet as of June 30, 2005 is presented below (dollars in thousands):

	(Unaudited)
	June 30, 2005
		As Previously
	As Restated	Reported	Difference

Premiums and fees receivable	$101,383	$114,345	$(12,962)
Commissions receivable	7,559	9,964	(2,405)
Federal income taxes receivable	351	180	171
Due from affiliates	7,216	3	7,213
Total assets	528,695	536,678	(7,983)

Amounts due reinsurers	$7,481	$15,187	$(7,706)
Deferred revenue	28,518	27,948	570
Other liabilities	19,529	20,064	(535)
Total liabilities	338,596	346,267	(7,671)

Shareholders’ equity	$190,099	$190,411	$(312)
3.	Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our operating subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2005 included in our report on Form 10-K filed with the SEC.

The interim financial data as of June 30, 2006 and 2005 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued)
Stock Based Compensation

We adopted SFAS 123R on January 1, 2006 using the modified prospective method and, accordingly, prior periods have not been restated because of the adoption. For the three and six months ended June 30, 2006, we have recognized $150,500 before income taxes ($97,000 after income taxes) and $313,500 before income taxes ($201,000 after income taxes), respectively, in share-based payment expense under the requirements of SFAS 123R (See Note 12).

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

The following table illustrates the effect on our net income and net income per share if we had applied SFAS 123 to stock-based compensation (in thousands, except per share amounts):

	Three months ended	Six months ended
	June 30,	June 30,
	2005	2005
Net income, as reported	$5,873	$13,646
Add: stock-based employee compensation expense included in reported net income, net of related income taxes	97	201
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related income taxes	(193)	(385)

Net income, pro forma	$5,777	$13,462

Basic earnings per share — as reported	$0.36	$0.83
Basic earnings per share — pro forma	$0.36	$0.81

Diluted earnings per share — as reported	$0.36	$0.81
Diluted earnings per share — pro forma	$0.35	$0.80
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

In November 2005, with a change in controlling ownership, we changed our board of directors and, subsequently, some members of senior management including the Chief Executive Officer and the Chief Financial Officer. The former senior management, with extensive experience in managing underwriting agencies and retail agencies, monitored the business on the basis of several segments consisting of an “agency” segment that was comprised of our underwriting and retail agencies, an “insurance” segment for the two insurance companies and a “corporate” segment. The current senior management has determined that with the significantly increased retention by the insurance companies of the business produced by the underwriting agencies, the Company should be analyzed as an integrated insurance company beginning January 1, 2006. Given the homogeneity of our products, the regulatory environments in which we operate, the nature of our customers and our distribution channels, we now monitor, control and manage our business lines as an integrated entity offering non-standard personal automobile insurance products through multiple distribution channels.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued)
Accordingly, the segment information previously viewed by the former management is no longer used to monitor the company and we have no segment information to disclose. Our previously reported historical consolidated financial results represent the integrated entity currently analyzed by management, so no additional or adjusted historical disclosures are required in order to reflect this change in management’s business analysis.

Recently Issued Accounting Standards

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB 20 and SFAS 3. SFAS 154 applies to all voluntary changes in accounting principles. The statement requires that voluntary changes in accounting principles be applied retrospectively to prior periods unless doing so is impracticable. SFAS 154 is effective for fiscal years beginning after December 15, 2005. We applied SFAS 154 to our presented financial statements resulting in no impact.

In November 2005, the FASB issued Staff Position (FSP) FAS115-1 and FAS 124-1, which nullifies certain provisions of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, and completely supersedes EITF Topic D-44, “Recognition of Other Than Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. This staff position addresses (1) determining when an investment should be considered impaired, (2) determining whether an impairment should be deemed other than temporary, and (3) measuring impairment loss. We have applied FAS 115-1 and FAS 124-1 to our presented financial statements resulting in no impact.

In July 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (‘FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements with FASB Statement No. 109, Accounting for Income Taxes. Fin 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as providing guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier application permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. We have not yet evaluated the requirements of FIN 48 and have not yet determined if FIN 48 will have a material impact on our future financial statements.

4.	Reinsurance

The effect of reinsurance on premiums written and earned is as follows (dollars in thousands):

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued)

	Three months ended		Three months ended
	June 30, 2006		June 30, 2005
	Written	Earned	Written	Earned
Direct	$45,581	$45,232	$39,277	$45,622
Assumed — affiliate	—	—	11,481	12,686
Assumed — non affiliate	20,150	29,174	23,443	23,638
Ceded — affiliate	—	—	(162)	(301)
Ceded — non affiliate	2,389	(653)	(1,350)	(4,204)

	$68,120	$73,753	$72,689	$77,441

	Six months ended		Six months ended
	June 30, 2006		June 30, 2005
	Written	Earned	Written	Earned
Direct	$99,369	$86,832	$94,445	$90,633
Assumed — affiliate	—	—	22,798	26,289
Assumed — non affiliate	55,111	62,228	62,060	40,832
Ceded — affiliate	—	—	(162)	(610)
Ceded — non affiliate	698	(2,269)	(2,342)	(11,767)

	$155,178	$146,791	$176,799	$145,377

Effective May 1, 2006, our quota-share reinsurance agreement with FolksAmerica where we ceded 25% of business produced by Space Coast, our Florida underwriting agency, was terminated. As a result, we have negative ceded premiums written for the three and six months ended June 30, 2006.
The amount of unpaid loss and loss adjustment expenses and unearned premium we would remain liable for in the event our reinsurers were unable to meet their obligations are as follows (dollars in thousands):

	As of June 30,	As of December 31,
	2006	2005
Non affiliate
Loss and loss adjustment expense	$22,074	$19,169
Unearned premiums	171	3,137

Total	$22,245	$22,306

For the three and six months ended June 30, 2006, we have ceded $1.9 million and $4.1 million of paid losses and $4.8 million and $5.5 million of incurred losses to various reinsurers. For the three and six months ended June 30, 2005, we ceded $4.4 million and $11.2 million of paid losses and $14.5 million and $23.4 million of incurred losses to various reinsurers, respectively.
At June 30, 2006, we had $24.3 million receivables from reinsurers, including $21.2 million gross recoverable from Vesta Fire. The Texas Department of Insurance placed all of Vesta’s insurance companies into rehabilitation, as discussed below, including Vesta Fire, which was subsequently placed into liquidation and is currently rated “E” (Under Regulatory Supervision) by A.M. Best. According to our reinsurance agreement, if Vesta Fire’s A.M. Best financial

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued)
strength rating remained below “B+” we had the right to require Vesta Fire to provide a letter of credit or establish a trust account to collateralize the gross amounts due to us from Vesta Fire under the reinsurance agreement. On July 27, 2004, we notified Vesta to establish a trust account collateralizing the amount due to us, due to the fact that Vesta Fire’s A.M. Best rating was below a “B+” after the consummation of our initial public offering. We have $22.4 million currently in a trust account to collateralize the $21.2 million gross recoverable from Vesta Fire. We also have $7.2 million included in Other Assets that is related to a receivable due from Vesta as part of the transfer of the insurance companies to us at December 31, 2003. The $7.2 million is not included in the previously mentioned $21.2 million gross recoverable. Vesta’s management has indicated that they believe that this amount has been settled, although they are unable to demonstrate any such payment, and that they will need additional supporting documentation from us to verify that they have not previously paid this amount in connection with settlements for other subsequent treaty periods. We have consulted with Vesta’s management and agreed to provide them with the supporting reconciliations for all inception-to-date payments from December 31, 2003 through December 31, 2005 in order to help satisfy Vesta that this amount has not been settled and is still outstanding. We believe that our documentation will definitively support our position and that, as a result, Vesta will ultimately pay this liability. Should payment not be forthcoming, we are confident that we will prevail upon pursuing our other available options.

At June 30, 2006, $23.9 million was included in reserves for losses and loss adjustment expenses that reflects the amounts we owe to Vesta. We have $23.1 million in securities to collateralize this payable.

In May of 2006, certain of Vesta’s insurance companies, including Vesta Fire, redomesticated to the state of Texas. Subsequently on June 28, 2006, an Agreed Order Appointing Rehabilitator and Permanent Injunction was issued by the Texas Department of Insurance (“Department”) whereby based upon the Department’s findings, a rehabilitator was appointed, the company and certain of their officers were enjoined from various actions, and actions against the Vesta companies were stayed. On July 18, 2006, the Department then filed an Application for Order of Liquidation and Requested for Expedited Hearing which remains pending. Such order was granted on August 1, 2006 as to Vesta Fire.

As of December 31, 2005, Affirmative Insurance Company, a wholly-owned subsidiary, had two quota share reinsurance agreements in place for active programs where the cession ranged from 25% to 100%. In Florida, our underwriting agency, Space Coast Underwriters, produces business on behalf of Affirmative Insurance Company, and 25% of the business was ceded to FolksAmerica. Effective May 1, 2006, this agreement with FolksAmerica was terminated. In Georgia, Affirmative Insurance Company serves as direct front for an unaffiliated underwriting agency to which 100% of the business is ceded to their insurance company.

Effective January 1, 2005, we entered into two quota share reinsurance agreements with Old American County Mutual Fire Insurance Company, where we assume 100% of the business written through our underwriting agencies in the state of Texas.

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

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued)
On August 8, 2005, we were served a copy of plaintiff’s Second Amended Complaint, which added a cause of action for fraud and deceit against all defendants, and a cause of action for negligent misrepresentation against Hawaiian and SCJ Insurance Services.

On January 31, 2006, Judge Bigelow absolved Hawaiian and SCJ Insurance Services of all counts plaintiff filed against them in this litigation on the trial court level by virtue of court order on motions for summary judgment that were submitted by both Hawaiian and SCJ Insurance Services. The trial judge denied a request by plaintiff for an interlocutory appeal of the judge’s ruling on the motions for summary judgment for both Hawaiian and SCJ Insurance Services. A partial dismissal without prejudice was entered as to defendant Paul Ruelas. The outcome as to Prompt Insurance Services and David Median is uncertain. Plaintiff filed a notice of appeal on April 18, 2006. Hawaiian and the other defendants thereto believe plaintiff’s allegations in this lawsuit are without merit and will continue to vigorously contest the claims brought by the plaintiff, and intend to exercise all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain.

Effective August 1, 2005, we entered into novation agreements with several unaffiliated reinsurers who participated in a quota share reinsurance agreement in which we also participated. Pursuant to these agreements, we were substituted in place of these reinsurers assuming all rights, interests, liabilities and obligations related to the original quota share reinsurance agreement. As a result of these novation agreements, our participation in the original reinsurance agreement increased from 5% to 100% effective August 1, 2005. In consideration for our assumption of their liabilities, these reinsurers agreed to pay us an amount equal to their share of the liabilities under the original quota share agreement as of July 31, 2005. We received cash in the amount of $14.2 million in relation to this novation. The terms of this reinsurance agreement did not meet the risk transfer requirements according to FAS 113, therefore, this contract was accounted for as deposits according to the guidelines of SOP 98-7, “Deposit Accounting for Insurance and Reinsurance Contracts that do not Transfer Insurance Risk”. Under deposit accounting, the deposit liability should be adjusted based on the adjusted amount and timing of the cash flows. Changes in the carrying amount of the deposit liability should be reported as income or expense as appropriate. In the second quarter and first half of 2006, we recognized $175,000 and $392,000 respectively, in income related to this novation.

Effective August 1, 2005, we entered into novation agreements with several unaffiliated reinsurers related to an assumed aggregate excess of loss reinsurance agreement for business produced in the state of Texas by one of our underwriting agencies, written by Old American and ceded to the reinsurers. These novation agreements eliminated excess of loss coverage that was not necessary so these agreements had no financial impact on us.

5.	Related Party Transactions

We provide various services for Vesta and its subsidiaries, including underwriting, premium processing, and claims processing. For the three and six months ended June 30, the accompanying unaudited consolidated statements of operations reflect these services as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Commission income	$—	$310	$—	$121

Effective August 30, 2005, we and our subsidiaries are no longer affiliated with Vesta (See Note 1).
As part of the terms of the acquisition of Affirmative Insurance Company and Insura Property and Casualty Insurance Company from Vesta, Vesta has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of June 30, 2006, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued)
6.	Purchase Acquisitions

On March 14, 2006, we completed the acquisition of the 27% minority ownership interest of Space Coast, LLC. We paid approximately $3.2 million to the minority owners and recorded $3.2 million in goodwill. Consequently, our current ownership interest in Space Coast is 100%.

For the first half of 2006, we paid $721,000 in contingent purchase price adjustments related to prior acquisitions and $225,000 for the acquisition of two retail stores.

7.	Notes Payable

On December 31, 2004, a newly formed trust entity, Affirmative Insurance Holdings Statutory Trust I (“Trust Entity I”), completed a private placement of $30.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from Trust Entity I and contributed $29.0 million to Affirmative Insurance Company’s policyholders’ surplus. The trust preferred securities, which can be redeemed in whole or in part by the issuer after five years, bear an initial interest rate of 7.545 percent until December 15, 2009, at which time the securities will adjust quarterly to the 90-day LIBOR rate plus 360 basis points. As of June 30, 2006, the note balance was $30.9 million.

On June 1, 2005, a newly formed trust entity, Affirmative Insurance Holdings Statutory Trust II (“Trust Entity II”), completed a private placement of $25.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $25.0 million from Trust Entity II and the net proceeds from this borrowing, along with cash from operations, were used to purchase the 2.0 million shares of our common stock as discussed in Notes 1 and 10. The trust preferred securities, which can be redeemed in whole or in part by the issuer after five years, bear an initial interest rate of 7.792% until June 15, 2010, at which time they will adjust quarterly to the 90-day LIBOR rate plus 355 basis points. As of June 30, 2006, the note balance was $25.8 million.

As of June 30, 2006, the total note balance for Trust Subsidiaries I and II was $56.7 million.

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

From time to time, we and our subsidiaries are subject to random compliance audits from federal and state authorities regarding various operations within our business that involve collecting and remitting taxes in one form or another. Recently, two of our owned underwriting agencies were subject to a sales and use tax audit conducted by the State of Texas. The examiner for the State of Texas has now completed his field work and delivered a summary of tentative audit adjustment to us. The examiner’s report asserts that, for the period from January 2002 to August 2005, we should have collected and remitted approximately $2.5 million in sales tax derived from claims services provided for Old American County Mutual Insurance Company, an unaffiliated insurance company. We believe that these services are not subject to sales tax, are vigorously contesting the assertions made by the state, and are exercising all available rights and remedies available to us; however, the ultimate outcome of this matter is uncertain. We have not made an accrual for this as of June 30, 2006 as we do not believe this meets the requirements of FAS 5, Accounting for Contingencies.

9.	Credit Facility

On August 6, 2004, we entered into a credit agreement (the “Credit Agreement”) with The Frost National Bank that provides us with a senior secured credit facility. Under this credit facility, the maximum amount

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued)
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

On August 7, 2006 we entered into a Fourth Amendment to our Credit Agreement dated July 30, 2004, as amended (“Credit Agreement”) with Frost National Bank which amended certain provisions of the Credit Agreement. The Fourth Amendment extended the term to July 30, 2008, modified certain affirmative and negative covenants, and increased the revolving commitment to $20,000,000. This description of the terms of the Fourth Amendment does not purport to be exhaustive and is qualified in its entirety by reference to Exhibit 10.1 to this Form 10-Q, which is incorporated by reference.

As of June 30, 2006, there were no outstanding loan amounts due under our credit facility, and we are in compliance with all of our financial and other restrictive covenants.

10.	Stockholders’ Equity

In January 2005, we issued 6,734 shares of restricted common stock to certain members of our Board of Directors, in lieu of cash as their annual retainer. In both February and May 2005, we issued 7,500 shares of restricted common stock to certain members of our Board of Directors for compensation related to services performed. In November 2005, 7,000 shares of restricted common stock that had been issued were cancelled due to the resignation of certain board members. We are expensing the amount to compensation expense over the service period for the remaining issued shares. Total compensation expense in connection with restricted stock recorded for the three and six months ended June 30, 2006 was approximately $9,000 and $32,000, respectively.

On June 1, 2005, we purchased 2,000,000 shares of treasury stock from Vesta for $14.00 per share. We recorded the purchase at cost. The purchase was funded with the proceeds from our new trust preferred securities, as discussed in Note 7, and with cash from operations.

In August and September 2005, we issued 3,657 shares of our common stock upon the exercise of options.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued)
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

In May 2006, we issued 2,925 shares of our common stock upon the exercise of options.

On May 9, 2006, the board of directors approved a share repurchase program for up to $15 million of our common stock over the subsequent 12 months. From time to time, repurchases may be made in the open market or through privately negotiated transactions at the discretion of management based on management’s assessment of market conditions and other relevant factors. We expect to fund the purchases initially through internally available funds. In May and June 2006, we repurchased a total of 302,400 shares of our common stock at an average cost of $13.67 per share.

In June 2006, we issued 5,300 shares of our common stock upon the exercise of options.

On June 30, 2006, our board of directors agreed to pay holders of our common stock $.02 per share to be paid on July 28, 2006. We recorded a dividend payable in the amount of $303,000.

11.	Earnings per Share

The provisions of FASB Statement No. 128 (“SFAS 128”), Earnings per Share require presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128 is presented below:

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued)

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(dollars in thousands, except number of
	shares and per share amounts)
Three months ended June 30, 2006
Basic Earnings per Share
Net Income	$4,884	15,321,771	$0.32

Diluted Earnings per Share
Net Income	$4,884	15,321,771	$0.32
Effect of Dilutive Securities	—	37,234	—

	$4,884	15,359,005	$0.32

Three months ended June 30, 2005
Basic Earnings per Share
Net Income	$5,873	16,218,769	$0.36

Diluted Earnings per Share
Net Income	$5,873	16,218,769	$0.36
Effect of Dilutive Securities	—	215,641	—

	$5,873	16,434,410	$0.36

Six months ended June 30, 2006
Basic Earnings per Share
Net Income	$11,115	15,376,858	$0.72

Diluted Earnings per Share
Net Income	$11,115	15,376,858	$0.72
Effect of Dilutive Securities	—	37,875	—

	$11,115	15,414,733	$0.72

Six months ended June 30, 2005
Basic Earnings per Share
Net Income	$13,646	16,530,619	$0.83

Diluted Earnings per Share
Net Income	$13,646	16,530,619	$0.83
Effect of Dilutive Securities	—	243,854	(0.02)

	$13,646	16,774,473	$0.81

12.	Stock-Based Compensation

Effective January 1, 2006, we account for our stock-based compensation in accordance with FASB Statement No. 123R (“SFAS 123R”), Share-Based Compensation.

In December 2004, the FASB issued SFAS 123R, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 (“APB25”), Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This standard was effective for public companies at the beginning of the first annual period beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management’s Discussion and Analysis and several other issues. We applied the principles of SAB 107 in conjunction with our adoption of SFAS 123R.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued)
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
For the three and six months ended June 30, 2006, we have recognized $150,500 before income taxes ($97,000 after income taxes) and $313,500 before income taxes ($201,000 after income taxes), respectively, in share-based compensation expense under the requirements of SFAS 123R resulting in a negligible impact on earnings per share.
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
In connection with our initial public offering, on May 25, 2004, our board of directors adopted and our stockholders approved the 2004 Stock Incentive Plan, or 2004 Plan, to enable us to attract, retain and motivate eligible employees, directors and consultants through equity-based compensatory awards, including stock options, stock bonus awards, restricted and unrestricted stock awards, performance stock awards, stock appreciation rights and dividend equivalent rights. The maximum number of shares of common stock reserved for issuance under the 2004 Plan as amended is 3,000,000, subject to adjustment to reflect certain corporate transactions or changes in our capital structure.
We have an 1998 Omnibus Incentive Plan (“1998 Plan”) under which we may grant options to employees, directors and consultants for up to 803,169 shares of common stock. The exercise prices are determined by the Board of Directors, but shall not be less than 100% of the fair market value on the grant date or, in the case of any employee who is deemed to own more than 10% of the voting power of all classes of our stock, not less than 110% of the fair market value. The terms of the options are also determined by the Board of Directors, but shall never exceed ten years or, in the case of any employee who is deemed to own more than 10% of the voting power of all classes of our common stock, shall not exceed five years. We do not expect to grant any further equity awards under the 1998 Plan, but intend to make all future awards under the 2004 Plan. While all awards previously granted under the 1998 Plan will remain outstanding, 1998 Plan shares will not be available for re-grant if these outstanding awards are forfeited or cancelled.
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

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued)
not transferable except by will or the laws of descent and distribution, unless the board or committee provides that a nonqualified stock option may be transferred.
The fair market value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	2006	2005	2004
Weighted average risk-free interest rate: 1998 Plan	—	4.5%	3.8%
Weighted average risk-free interest rate: 2004 Plan	4.5%	4.1%	4.0%
Expected term of option (in years): 1998 Plan	—	—	5.0
Expected term of option (in years): 2004 Plan	3.00	6.25	10.0
Volatility	25%	35%	30%
Dividend yield	0.6%	0.5%	0.4%
A summary of activity under the 1998 and 2004 Plans for the three and six months ended June 30, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Three months ended June 30, 2006	Options	Price	Term (years)	(000’s)
1998 Plan
Outstanding, beginning of period	94,675	$7.59
Granted	—	—
Exercised	(2,925)	7.59
Forfeited	—	—

Outstanding, end of period	91,750	$7.59	1.48	$744

Exercisable, end of period	91,750	$7.59	1.48	$744

2004 Plan
Outstanding, beginning of period	1,449,180	$16.91
Granted	—	—
Exercised	(5,300)	14.64
Forfeited	(82,820)	15.36

Outstanding, end of period	1,361,060	$17.01	9.02	$959

Exercisable, end of period	333,616	$14.90	9.01	$274

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued)

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Six months ended June 30, 2006	Options	Price	Term (years)	(000’s)
1998 Plan
Outstanding, beginning of period	94,675	$7.59
Granted	—	—
Exercised	(2,925)	7.59
Forfeited	—	—

Outstanding, end of period	91,750	$7.59	1.48	$744

Exercisable, end of period	91,750	$7.59	1.48	$744

2004 Plan
Outstanding, beginning of period	1,493,670	$16.84
Granted	15,000	14.22
Exercised	(5,300)	14.64
Forfeited	(142,310)	14.96

Outstanding, end of period	1,361,060	$17.01	9.02	$959

Exercisable, end of period	333,616	$14.90	9.01	$274
Stock option compensation expense is the estimated fair market value of options granted and amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted during the six month periods ended June 30, 2006 was $3.09. Stock options were not granted in the three months ended June 30, 2006.
A summary of activity for our nonvested restricted stock grants for the six months ended June 30, 2006 is as follows:

Weighted
Average
	Restricted	Grant-Date
Three months ended June 30, 2006	Stock	Fair Value
Nonvested, beginning of period	4,000	$12.73
Granted	—
Vested	(4,000)	12.73
Canceled or expired	—

Nonvested, end of period	—	$—

Weighted
Average
	Restricted	Grant-Date
Six months ended June 30, 2006	Stock	Fair Value
Nonvested, beginning of period	8,000	$14.05
Granted	—
Vested	(8,000)	14.05
Canceled or expired	—

Nonvested, end of period	—	$—

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued)
As of June 30, 2006, there was $1.9 million of total unrecognized compensation cost related to nonvested share-based compensation that will be recognized over the remaining requisite service periods.

13.	Policy Acquisition Costs

Policy acquisition costs, primarily commissions, premium taxes and underwriting expenses related to issuing a policy, are deferred and charged against income ratably over the terms of the related policy.

Our components of deferred acquisition costs and the related policy acquisition cost amortized to expense were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Beginning deferred acquisition costs (“DAC”)	$28,069	$28,980	$24,453	$19,118
Additions	17,536	18,305	40,048	45,304
Amortization of DAC	(18,661)	(19,489)	(37,557)	(36,626)

Ending deferred acquisition costs	$26,944	$27,796	$26,944	$27,796

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

Overview

We are an insurance holding company engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in highly targeted geographic areas. Our subsidiaries include three insurance companies, four underwriting agencies and five retail agencies with 170 owned stores (seven of which are located in leased space within supermarkets owned by a major supermarket chain under an agreement signed in late 2005) and 38 franchise retail store locations as of June 30, 2006. We offer our products and services in 12 states, including Texas, Illinois, California and Florida. We were formerly known as Instant Insurance Holdings, Inc., and we incorporated in Delaware on June 25, 1998.

We restated our 2004 audited consolidated financial statements and our 2005 quarterly unaudited consolidated financial statements. The restated consolidated financial statements conform to the current presentation and reflect the correction of an error in the application of consolidating elimination entries and the receivable from Vesta as “receivable from reinsurers” and an offsetting liability in “amounts due reinsurers”. See Note 2 “Restatement” to our consolidated financial statements for a reconciliation of previously reported amounts to the restated amounts.

In addition, as previously disclosed in our Form 10-K for the year ended December 31, 2005, we made a correction to adjust the allocation of commission income and fees among the first three quarterly periods of 2005 to appropriately reflect the timing of third party fees earned by our agencies. This restatement resulted in reducing commission income and fees by $138,000 before income taxes ($89,000 after income taxes) for the second quarter of 2005 and $483,000 before income taxes ($312,000 after income taxes) for the six months ending June 30, 2005, resulting in an increase to commission income and fees in the third quarter of 2005.

We completed our initial public offering of our common stock effective July 9, 2004. We issued 4,420,000 additional shares of our common stock and Vesta sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14.00 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from Vesta. On June 1, 2005, we purchased 2,000,000 of our shares of common stock from Vesta at a price of $14.00 per share. In May and June 2006, we repurchased a total of 302,400 shares of our common stock in open market purchases.

On June 14, 2005, Vesta entered into a Stock Purchase Agreement with New Affirmative LLC, for the sale by Vesta of 5,218,228 shares of our common stock. New Affirmative was formed for the purpose of acquiring, holding, voting and disposing of the shares of our common stock acquired in connection with the Stock Purchase Agreement and any shares of our common stock that New Affirmative may acquire in the future. New Affirmative is (i) 50% owned by DSC AFFM, LLC, an entity controlled by DSC AFFM Manager LLC, the sole managing member of DSC AFFM, and Andrew G. Bluhm, the managing member of DSC Manager, and (ii) 50% owned by Affirmative Investment LLC, an entity owned, in part, by the Enstar Group, Inc., and controlled by Affirmative Associates LLC, the sole managing member of Affirmative Investment, and J. Christopher Flowers, the sole member and manager of Affirmative Associates. Simultaneously with the closing of the transactions contemplated by the Stock Purchase Agreement: (1) DSC AFFM contributed 1,459,699 shares of our common stock which were previously acquired in open market transactions by members of DSC AFFM and subsequently contributed to DSC AFFM, to New Affirmative and (2) Affirmative Investment contributed 1,183,000 shares of our common stock, previously acquired by it in open market transactions, to New Affirmative. Vesta completed the sale to New Affirmative on August 30, 2005. As of June 30, 2006, New Affirmative owned 7,860,927 shares, or approximately 52.0% of our outstanding common stock.

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

One measurement of our performance is the level of gross premiums written. The following table displays our gross premiums written by distribution channel for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Our underwriting agencies:
Our retail agencies	$18,699	$24,648	$51,785	$67,011
Independent agencies	36,903	36,258	80,405	85,860

Subtotal	55,602	60,906	132,190	152,871

Unaffiliated underwriting agencies	10,111	13,203	22,261	26,270
Other	18	92	29	162

Total	$65,731	$74,201	$154,480	$179,303

Gross premiums written for the three months ended June 30, 2006 were $65.7 million, a decrease of $8.5 million, or 11.4%, as compared to $74.2 million for the same period in 2005. In our retail distribution channel, gross premiums written of $18.7 million decreased by $5.9 million, or 24.1%, as compared to $24.6 million in the prior year, primarily due to continued increased competition in our Texas, Florida and Midwest markets. In our independent agency distribution channel, gross premiums written were $36.9 million, an increase of $645,000, or 1.8%, as compared to $36.3 million for the same period in 2005, principally due to production in our Michigan operation that was acquired in July 2005, partially offset by decreased production in our Texas and Florida underwriting agencies. Gross premiums written for our unaffiliated agencies were $10.1 million, a decrease of $3.1 million, or 23.4%, as compared to $13.2 million in the prior year. The decrease was primarily due to run-off of two of our programs in California, and programs in Alabama, Georgia and Utah, offset by $2.5 million in gross premiums written on a new program in California.
Gross premiums written for the six months ended June 30, 2006 were $154.5 million, a decrease of $24.8 million, or 13.8%, as compared to $179.3 million for the same period in 2005. In our retail distribution channel, gross premiums written of $51.8 million decreased by $15.2 million, or 22.7%, as compared to $67.0 million in the prior year, primarily due to continued increased competition in our Texas, Florida and Midwest markets. In our independent agency distribution channel, gross premiums written were $80.4 million, a decrease of $5.5 million, or 6.4%, as compared to $85.9 million for the same period in 2005, principally due to decreased production in our Texas and Florida underwriting agencies, partially offset by production in our Michigan operation that was acquired in July 2005. Gross premiums written for our unaffiliated agencies were $22.3 million, a decrease of $4.0, or 15.3%, as compared to $26.3 million in the prior year. The decrease was primarily due to run-off of two of our programs in California, and programs in Alabama, Georgia and Utah, offset by $6.6 million in gross premiums written on a new program in California.

The following table displays our gross premiums written by state for the three and six months ended June 30, 2006 and June 30, 2005 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Texas	$19,273	$23,441	$(4,168)	-17.8%	$43,700	$62,697	$(18,997)	-30.3%
Illinois	15,377	16,940	(1,563)	-9.2%	38,622	42,447	(3,825)	-9.0%
California	9,834	10,396	(562)	-5.4%	21,717	21,612	105	0.5%
Florida	3,630	6,249	(2,619)	-41.9%	9,648	13,735	(4,087)	-29.8%
Indiana	4,114	5,555	(1,441)	-25.9%	10,726	13,308	(2,582)	-19.4%
South Carolina	4,802	4,753	49	1.0%	10,667	11,138	(471)	-4.2%
New Mexico	2,380	3,165	(785)	-24.8%	5,795	6,780	(985)	-14.5%
Michigan	3,295	—	3,295	NM	7,854	—	7,854	NM
Missouri	2,731	802	1,929	240.5%	5,178	2,765	2,413	87.3%
Utah	—	2,581	(2,581)	NM	—	5,814	(5,814)	NM
Other	295	319	(24)	-7.5%	573	(993)	1,566	-157.7%

Total	$65,731	$74,201	$(8,470)	-11.4%	$154,480	$179,303	$(24,823)	-13.8%

Results of Operations
The following table summarizes our consolidated results of operations (dollars in thousands except share data and ratio computations).

	Three months ended June 30,			Six months ended June 30,
	2006	2005	% Change	2006	2005	% Change
		Restated			Restated
Revenues
Net premiums earned	$73,753	$77,441	-4.8%	$146,791	$145,377	1.0%
Commission income and fees	14,552	21,707	-33.0%	32,051	42,702	-24.9%
Net investment income	2,154	1,353	59.2%	4,214	2,610	61.5%
Net realized gains (losses)	1	3	-66.7%	(366)	6	NM

Total revenues	90,460	100,504	-10.0%	182,690	190,695	-4.2%

Expenses
Losses and loss adjustment expenses	47,081	51,217	-8.1%	94,733	95,784	-1.1%
Selling, general and administrative expenses	34,194	37,896	-9.8%	66,795	69,822	-4.3%
Depreciation and amortization	1,059	993	6.6%	2,119	2,022	4.8%
Interest expense	1,086	796	36.4%	2,171	1,375	57.9%

Total expenses	83,420	90,902	-8.2%	165,818	169,003	-1.9%

Net income before income taxes and minority interest	7,040	9,602	-26.7%	16,872	21,692	-22.2%
Income tax expense	2,156	3,403	-36.6%	5,676	7,687	-26.2%
Minority interest, net of income taxes	—	326	NM	81	359	-77.4%

Net income	$4,884	$5,873	-16.8%	$11,115	$13,646	-18.5%

Net income per common share — Basic	$0.32	$0.36	-11.1%	$0.72	$0.83	-12.2%

Net income per common share — Diluted	$0.32	$0.36	-11.1%	$0.72	$0.81	-11.1%

Weighted average shares outstanding — Basic	15,321,771	16,218,769	-5.5%	15,376,858	16,530,619	-7.0%
Weighted average shares outstanding — Diluted	15,359,004	16,434,411	-6.5%	15,414,733	16,774,473	-8.1%

Operational Information
Gross premiums written	$65,731	$74,201	-11.4%	$154,480	$179,303	-13.8%
Net premiums written (1)	$68,120	$72,689	-6.3%	$155,178	$176,799	-12.2%
Percentage retained	103.6%	98.0%		100.5%	98.6%

Loss Ratio	63.8%	66.1%		64.5%	65.9%
Expense Ratio	28.1%	22.2%		25.1%	20.0%

Combined Ratio	91.9%	88.3%		89.6%	85.9%

(1)	Includes reversal of premiums previously ceded resulting from termination of 25% quota share reinsurance agreement with FolksAmerica for business produced by our Florida underwriting agency, Space Coast, effective May 1, 2006.
Comparison of the Three Month Periods Ended June 30, 2006 and June 30, 2005
Total revenues for the three months ended June 30, 2006 were $90.5 million, a decrease of $10.0 million, or 10.0%, as compared to total revenues of $100.5 million for the same period in 2005. The decrease in revenues was primarily due to a 4.8% decrease in earned premium as well as a 33.0% decrease in commission income and fees. Earned premium decreased due to the 11.4% decrease in gross premiums written. The decrease in commission income and fees is due to our insurance companies retaining more premiums as well as a change in our fees charged. In connection with our strategic plan in our retail distribution channel of operating our retail stores as independent agencies, we made a decision in many of our markets to reduce or eliminate the agency fee charged to a customer when a policy is written. This allows us to offer our customers an affordable down payment on the insurance product that best meets their needs. By foregoing these fees, we expect to gain new customers and increase premiums written. This decision resulted in $1.0 million reduction in agency fees for both affiliated and non-affiliated business compared to the prior period.

For the three months ended June 30, 2006, net premiums written exceeded gross premiums written. This was primarily the result of $2.4 million of negative ceded premiums written resulting from the termination of a 25% quota-share reinsurance agreement effective May 1, 2006 for business produced by Space Coast, our Florida underwriting agency.
Net premiums earned for the three months ended June 30, 2006 were $73.8 million, a decrease of $3.7 million, or 4.8%, as compared to $77.4 million in the prior year. The decreased earned premium reflects the decrease in gross premiums written both in the current period and previous periods due to increased competition.
Commission income and fees for the three months ended June 30, 2006 were $14.6 million, a decrease of $7.2 million, or 33.0%, as compared to $21.7 million in the prior year. This decrease is primarily related to an overall decrease in business written due to increased competition, as discussed above, and our increased retention of business written and assumed by our insurance companies. In our agencies, we earn commission income and fees that are based on premiums earned in the current period but written in both current and prior periods. In consolidation, we eliminate our agencies’ commission income and fees based on business that our insurance companies retain against our agencies’ expenses. Therefore, when we retain a higher percentage of our written premiums, we eliminate a greater portion of our agencies’ commission income and fees. The remaining commission income and fees is only (a) the commission income and fees earned by our underwriting agencies on business that is not written or retained by us, (b) policy and agency fees earned for business written or assumed by our insurance companies (affiliated) both through independent agents and our retail agencies and (c) the commissions and agency fees earned on sales of unaffiliated (third-party) insurance companies’ products sold by our retail agencies.
In connection with our strategic plan in our retail distribution channel of operating our retail stores as independent agencies, we made a decision in many of our markets to reduce or eliminate the agency fee charged to a customer when a policy is written. This allows us to offer our customers an affordable down payment on the insurance product that best meets their needs. By foregoing these fees, we expect to gain new customers and increase premiums written. As a result of both of these operational changes, agency fees decreased $1.0 million for both affiliated and non-affiliated business in the current period as compared to the comparable period in 2005. The table below displays the components of consolidated commission income and fees earned by our agencies and insurance companies for the three months ended June 30 (dollars in thousands):

	Three Months Ended
	June 30,
	2006	2005	Variance	Variance
			($)	(%)
Income on non-retained business
- MGA commissions	340	2,444	(2,104)	-86%
- Claims service fee income	650	3,077	(2,427)	-79%

Affiliated
- Policyholder fee income	9,459	11,208	(1,749)	-16%
- Agency fees	406	1,180	(774)	-66%

Non-affiliated income — third party
- Commissions and fees	3,589	3,443	146	4%
- Agency fees	108	355	(247)	-70%

Total commission income and fees	14,552	21,707	(7,155)	-33%

Net investment income for the three months ended June 30, 2006 was $2.2 million, an increase of $801,000, or 59.2%, compared to $1.4 million for the same period in 2005. The increase was primarily a result of a 44.0% increase in total invested assets to $233.7 million at June 30, 2006 from $162.3 million at June 30, 2005. The increase in invested assets is primarily the result of increased cash flows from insurance operations. The average investment yield was 3.9% (5.6% on a taxable equivalent basis) in the second quarter of 2006.
Losses and loss adjustment expenses for the three months ended June 30, 2006 were $47.1 million, a decrease of $4.1 million, or 8.1%, as compared to $51.2 million for the same period in 2005. The decrease was primarily due to favorable loss development in the current period as compared to loss estimates made in previous periods. Our second quarter of 2006 loss and loss adjustment expense ratio was 63.8% as compared to 66.1% for the second quarter of 2005. This improvement reflects decreases in our overall loss and loss adjustment expense ratio for both our owned and non-owned programs. The impact from the favorable loss ratio development on our loss and loss adjustment expense ratio was 4.4% for the three months ended June 30, 2006 as compared to 2.9% for the same period in the prior year.
Selling, general and administrative expenses for the three months ended June 30, 2006 were $34.2 million, a decrease of $3.7 million, or 9.8%, as compared to $37.9 million for the same period in 2005. As shown in the table below, expenses consist primarily of policy acquisition costs, (amortization of deferred policy acquisition costs). Policy acquisition costs, primarily commissions, premium taxes and underwriting expenses related to issuing a policy, are deferred and charged against income ratably over the remaining service periods. Accordingly, amortization of deferred policy acquisition costs is correlated with earned premium. Earned premiums are down 4.8% for the second quarter of 2006 as compared to the prior year, so amortization of deferred policy acquisition costs is down commensurately.

	Three Months Ended
	June 30,
	2006	2005
	(dollars in thousands)
Beginning deferred acquisition costs (“DAC”)	$28,069	$28,980
Additions	17,536	18,305
Amortization of DAC	(18,661)	(19,489)

Ending deferred acquisition costs	$26,944	$27,796

Amortization of DAC as % of Earned Premium	25.3%	25.2%

Total policy acquisition costs (amortization of DAC)	$18,661	$19,489
Other selling, general and administrative expenses	15,533	18,407

Total selling, general and administrative expenses	$34,194	$37,896

Total SG&A expenses as % of Earned Premium	46.4%	48.9%
As of June 30, 2006, we employed 1,040 employees as compared to 1,202 as of June 30, 2005.
Our expense ratio for the three months ended June 30, 2006 increased to 28.1%, as compared to 22.2% for the same period in 2005 even though our total selling, general and administrative expenses declined in the period because the expense ratio calculation treats all commission income and fees as a reduction in the dividend, with the divisor consisting of earned premium only. Therefore, the increase in our expense ratio is primarily due to the reduction in our total commission income and fees, as described above.
Depreciation and amortization expenses for the three months ended June 30, 2006 were $1.1 million, an increase of $66,000, or 6.6% compared to $1.0 million for the same period in 2005. Depreciation expense decreased by $87,000 for the three months ended June 30, 2006 as compared the same period in 2005. This decrease was offset by $153,000 increase in amortization expense primarily due to non-competition agreements with two former executives.
Interest expense for the three months ended June 30, 2006 was $1.1 million, an increase of $290,000, or 36.4%, as compared to $796,000 for the same period in 2005. Interest expense is primarily related to our $56.7 million notes payable, which were issued in December 2004 and June 2005 following our private placement of $30.0 million and $25.0 million, respectively, of trust preferred securities. Our weighted average interest cost was 7.66%.
Pretax income for the three months ended June 30, 2006 was $7.0 million, a decrease of $2.6 million, or 26.7%, as compared to $9.6 million for the same period in 2005.
Income tax expense for the three months ended June 30, 2006 was $2.2 million , or an effective rate of 30.6%, as compared to income tax expense of $3.4 million, or an effective rate of 35.4%, for the same period in 2005. The decrease in our effective rate is due to the increased level of tax exempt income, which has a favorable tax impact. Our effective tax rate for the six months ended June 30, 2006 is 33.6%.

Minority interest, net of income taxes, for the three months ended June 30, 2006 was zero as compared to $326,000 for the same period in 2005. We no longer recognize minority interest due to the purchase of the remaining 27.0% of our Florida underwriting agency from the minority holders in March 2006. We currently own 100% of this underwriting agency.
Comparison of the Six Month Periods Ended June 30, 2006 and June 30, 2005
Total revenues for the six months ended June 30, 2006 were $182.7 million, a decrease of $8.0 million, or 4.2%, as compared to total revenues of $190.7 million for the same period in 2005. The decrease in revenues was primarily due to the decrease in commission income and fees of 24.9%. The decrease in commission income and fees is due to our insurance companies retaining more premiums as well as a change in our fees charged. In connection with our strategic plan in our retail distribution channel of operating our retail stores as independent agencies, we made a decision in many of our markets to reduce or eliminate the agency fee charged to a customer when a policy is written. This allows us to offer our customers an affordable down payment on the insurance product that best meets their needs. By foregoing these fees, we expect to gain new customers and increase premiums written. This decision resulted in a $1.4 million reduction in fees compared to the prior year.
For the six months ended June 30, 2006, net premiums written exceeded gross premiums written. This was primarily the result of $2.4 million of negative ceded premiums written resulting from the termination of a 25% quota-share reinsurance agreement effective May 1, 2006 for business produced by Space Coast, our Florida underwriting agency.
Net premiums earned for the six months ended June 30, 2006 were $146.8 million, an increase of $1.4 million, or 1.0%, as compared to $145.4 million in the prior year. The increased earned premium is due to the earning of premiums over the life of the policy. Even though our gross premiums written are currently decreasing due to increased competition, we earned premiums in the current period related to the gross premiums written both in prior periods and the current period.
Commission income and fees for the six months ended June 30, 2006 were $32.1 million, a decrease of $10.7 million, or 24.9%, as compared to $42.7 million for the same period in 2005. This decrease is primarily related to an overall decrease in business written due to increased competition and our increased retention of business written and assumed by our insurance companies. In our agencies, we earn commission income and fees that are based on premiums earned in the current period but written in both current and prior periods. In consolidation, we eliminate our agencies’ commission income and fees based on business that our insurance companies retain against our agencies’ expenses. Therefore, when we retain a higher percentage of our written premiums, we eliminate a greater portion of our agencies’ commission income and fees. The remaining commission income and fees is only (a) the commission income and fees earned by our underwriting agencies on business that is not written or retained by us, (b) policy and agency fees earned for business written or assumed by our insurance companies (affiliated) both through independent agents and our retail agencies and (c) the commissions and agency fees earned on sales of (third-party) unaffiliated insurance companies’ products sold by our retail agencies.
In connection with our strategic plan in our retail distribution channel of operating our retail stores as independent agencies, we made a decision in many of our markets to reduce or eliminate the agency fee charged to a customer when a policy is written. This allows us to offer our customers an affordable down payment on the insurance product that best meets their needs. By foregoing these fees, we expect to gain new customers and increase premiums written. As a result of both of these operational changes, agency fees decreased $1.4 million in the current period as compared to the comparable period in 2005. The table below displays the components of consolidated commission income and fees earned by our agencies and insurance companies for the six months ended June 30 (dollars in thousands):

	Six Months Ended
	June 30,
	2006	2005	Variance	Variance
			($)	(%)
Income on non-retained business
- MGA commissions	1,253	3,847	(2,594)	-67%
- Claims service fee income	1,542	6,730	(5,188)	-77%

Affiliated
- Policyholder fee income	20,011	21,584	(1,573)	-7%
- Agency fees	1,556	2,626	(1,070)	-41%

Non-affiliated income — third party
- Commissions and fees	7,262	7,199	(63)	1%
- Agency fees	427	716	(289)	-40%

Total commission income and fees	32,051	42,702	(10,651)	-25%

Net investment income for the six months ended June 30, 2006 was $4.2 million, an increase of $1.6 million, or 61.5%, compared to $2.6 million in the same period in 2005. The increase was primarily a result of a 43.9% increase in total invested assets to $233.7 million at June 30, 2006 from $162.3 million at June 30, 2005. The increase in invested assets is primarily the result of increased cash flows from insurance operations. The average investment yield was 3.9% (5.6% on a taxable equivalent basis) in the first half of 2006.
Losses and loss adjustment expenses for the six months ended June 30, 2006 were $94.7 million, a decrease of $1.1 million, or 1.1%, as compared to $95.8 million for the same period in 2005. The decrease was primarily due to favorable loss development in the current period as compared to loss estimates made in previous periods. Our loss and loss adjustment expense ratio for the first half of 2006 was 64.5% as compared to 65.9% for the same period in 2005. This improvement reflects decreases in our overall loss and loss adjustment expense ratio for both our owned and non-owned programs. The impact from the favorable loss ratio development on our loss and loss adjustment expense ratio was 3.9% for the six months ended June 30, 2006 as compared to 2.7% in the prior year.
Selling, general and administrative expenses for the six months ended June 30, 2006 were $66.8 million, a decrease of $3.0 million, or 4.3%, as compared to $69.8 million for the same period in 2005. As shown in the table below, expenses consist primarily of policy acquisition costs, (amortization of deferred policy acquisition costs). Policy acquisition costs, primarily commissions, premium taxes and underwriting expenses related to issuing a policy, are deferred and charged against income ratably over the remaining service periods. Accordingly, amortization of deferred policy acquisition costs is correlated with earned premium. Earned premiums are up 1.0% for the first six months of 2006 as compared to the same period in 2005, so amortization of deferred policy acquisition costs is up commensurately.

	Six Months Ended
	June 30,
	2006	2005
	(dollars in thousands)
Beginning deferred acquisition costs (“DAC”)	$24,453	$19,118
Additions	40,048	45,304
Amortization of DAC	(37,557)	(36,626)

Ending deferred acquisition costs	$26,944	$27,796

Amortization of DAC as % of Earned Premium	25.6%	25.2%

Total policy acquisition costs (amortization of DAC)	$37,557	$36,626
Other selling, general and administrative expenses	29,238	33,196

Total selling, general and administrative expenses	$66,795	$69,822

Total SG&A expenses as % of Earned Premium	45.5%	48.0%

Our expense ratio for the six months ended June 30, 2006 increased to 25.1%, as compared to 20.0% in the prior year even though our total selling, general and administrative expenses declined in the period because the expense ratio calculation treats all commission income and fees as a reduction in the dividend, with the divisor consisting of earned premium only. So, the increase in our expense ratio is primarily due to the decision to reduce or eliminate agency fees for policies sold in our retail locations as discussed above. Agency fees are a direct component of commission income and fees.
Depreciation and amortization expenses for the six months ended June 30, 2006 were $2.1 million, an increase of $97,000, or 4.8% compared to $2.0 million for the same period in 2005. Depreciation expense decreased by $264,000 for the six months ended June 30, 2006 as compared to the same period in 2005. This decrease was offset by $361,000 increase in amortization expense primarily due to non-competition agreements with two former executives.
Interest expense for the six months ended June 30, 2006 was $2.2 million, an increase of $796,000, or 57.9%, as compared to $1.4 million for the same period in 2005. Interest expense is primarily related to our $56.7 million notes payable, which were issued in December 2004 and June 2005 following our private placement of $30.0 million and $25.0 million, respectively, of trust preferred securities. Our weighted average interest cost was 7.66%.
Pretax income for the six months ended June 30, 2006 was $16.9 million, a decrease of $4.8 million, or 22.2%, as compared to $21.7 million for the same period in 2005.
Income tax expense for the six months ended June 30, 2006 was $5.7 million, or an effective rate of 33.6%, as compared to income tax expense of $7.7 million, or an effective rate of 35.4%, for the same period in 2005. The decrease in our effective tax rate is primarily related to the increased level of tax exempt investment income, which has a favorable tax impact. Net investment income represented 25% of our income before income taxes in 2006 as compared to 12% in 2005.
Minority interest, net of income taxes, for the six months ended June 30, 2006 was $81,000 as compared to $359,000 for the same period in 2005. The decrease is due to the purchase of the remaining 27.0% of our Florida underwriting agency from the minority holders in March 2006. We now own 100% of this underwriting agency.
Liquidity and Capital Resources
Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries, including our insurance company subsidiaries.
There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of June 30, 2006, we had $7.0 million of cash at the holding company level and $1.0 million of cash and cash equivalents at our non-insurance company subsidiaries.
State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. An extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding December 31 or the insurance company’s net income for the 12-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurance company’s remaining surplus after payment of a dividend or other distribution to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. In 2006, our insurance companies may pay up to $7.2 million in ordinary dividends without prior regulatory approval. We intend to maintain our current retention level of gross premiums written by our insurance companies and seek stronger financial strength ratings for our insurance company subsidiaries, however, our insurance companies may pay us dividends if we determine that their policyholders surplus is greater than is required based on the volume of business they write. Our insurance companies’ statutory surplus as of June 30, 2006 was $133.9 million, as compared to $130.0 million at March 31, 2006 and $129.5 million at December 31, 2005.
The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At June 30, 2006, the capital ratios of both of our insurance companies substantially exceeded the risk-based capital requirements. As of June 30, 2006, the capital ratios of both of our insurance companies exceeded the highest level for regulatory action under the risk-based capital guidelines.
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
Net cash provided by operating activities was $11.6 million for the six months ended June 30, 2006, as compared to net cash provided by operating activities of $29.9 million for the same period in 2005. The change in the operating cash flow was principally due to a decrease in restricted cash for our agencies of $4.9 million and a net increase in insurance related items of $35.1 million such as collections of premiums and commissions receivable, payments of losses and loss adjustment expenses and unearned premiums, as well as a decrease in federal income tax payments of $10.6 million.
Net cash used in investing activities was $30.2 million for the six months ended June 30, 2006, as compared to net cash used in investing activities of $8.3 million for the same period in 2005. The increase in cash used in investing activities was primarily due to bonds acquired of $19.9 million and cash paid to the previous minority shareholders of Space Coast for the buyout of the minority interest for $3.5 million. These increases were offset by a decrease in purchases of property and equipment of $1.5 million.
We invest our insurance portfolio funds in highly rated fixed income securities, generally tax exempt municipal securities. Our portfolio is managed by an outside investment advisor in compliance with investment policies provided by us. Information about our investment portfolio is as follows:

	As of	As of
	June 30,	December 31,
	2006	2005
Total invested assets ($ in thousands)	$233,744	$210,750
Tax equivalent book yield	5.58%	4.77%
Average duration in years	0.6	3.8
Average S&P rating	AA +	AA +
Net cash used in financing activities was $4.3 million for the six months ended June 30, 2006 and is primarily related to cash of $4.1 million used to repurchase our common stock in connection with our stock repurchase program and $309,000 to pay dividends. Net cash used in financing activities was $4.3 million for the six months ended June 30, 2005 and is primarily related to cash used of $28.0 million to purchase our common stock from Vesta, offset by $24.4 million received from the private placement of trust preferred securities, net of fees, in June 2005, to fund this purchase. In addition $674,000 was used to pay dividends in the first half of 2005.
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
Interest rate risk. Our investment portfolio consists of investment-grade, fixed income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general the fair market value of a portfolio of fixed income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of less than three years. The fair value of our fixed income securities as of June 30, 2006 was $233.7 million. The effective duration of the portfolio as of June 30, 2006 was 0.6 years. Should the market interest rates increase 1.0%, our fixed income investment portfolio would be expected to decline in market value by 0.6%, or $1.4 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 0.6%, or $1.4 million, increase in the market value of our fixed income investment portfolio.
Credit risk. An additional exposure to our fixed income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment grade securities and limiting our exposure to a single issuer. As of June 30, 2006, our fixed income investments were invested in the following: U.S. Treasury securities — 2.6%, corporate securities — 4.8%, and tax-exempt securities — 92.6%. As of June 30, 2006, all of our fixed income securities were rated “A-” or better by nationally recognized statistical rating organizations. The average quality of our portfolio was “AA+” as of June 30, 2006.
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
At June 30, 2006, we had $24.3 million receivables from reinsurers, including $21.2 million gross recoverable from Vesta Fire. The Texas Department of Insurance placed all of Vesta’s insurance companies into rehabilitation, as discussed below, including Vesta Fire, which was subsequently placed into liquidation and is currently rated “E” (Under Regulatory Supervision) by A.M. Best. According to our reinsurance agreement, if Vesta Fire’s A.M. Best financial strength rating remained below “B+” we had the right to require Vesta Fire to provide a letter of credit or establish a trust account to collateralize the gross amounts due to us from Vesta Fire under the reinsurance agreement. On July 27, 2004, we notified Vesta to establish a trust account collateralizing the amount due to us, due to the fact that Vesta Fire’s A.M. Best rating was below a “B+” after the consummation of our initial public offering. We have $22.4 million currently in a trust account to collateralize the $21.2 million gross recoverable from Vesta Fire. We also have $7.2 million included in

Other Assets that is related to a receivable due from Vesta as part of the transfer of the insurance companies to us at December 31, 2003. The $7.2 million is not included in the previously mentioned $21.2 million gross recoverable. Vesta’s management has indicated that they believe that this amount has been settled, although they are unable to demonstrate any such payment, and that they will need additional supporting documentation from us to verify that they have not previously paid this amount in connection with settlements for other subsequent treaty periods. We have consulted with Vesta’s management and agreed to provide them with the supporting reconciliations for all inception-to-date payments from December 31, 2003 through December 31, 2005 in order to help satisfy Vesta that this amount has not been settled and is still outstanding. We believe that our documentation will definitively support our position and that, as a result, Vesta will ultimately pay this liability. Should payment not be forthcoming, we are confident that we will prevail upon pursuing our other available options.
At June 30, 2006, $23.9 million was included in reserves for losses and loss adjustment expenses that reflects the amounts we owe to Vesta. We have $23.1 million in securities to collateralize this payable.
In May of 2006, certain of Vesta’s insurance companies, including Vesta Fire, redomesticated to the state of Texas. Subsequently on June 28, 2006, an Agreed Order Appointing Rehabilitator and Permanent Injunction was issued by the Texas Department of Insurance (“Department”) whereby based upon the Department’s findings, a rehabilitator was appointed, the company and certain of their officers were enjoined from various actions, and actions against the Vesta companies were stayed. On July 18, 2006, the Department then filed an Application for Order of Liquidation and Requested for Expedited Hearing which remains pending. Such Order was granted on August 1, 2006 as to Vesta Fire.
As part of the terms of the acquisition of Affirmative Insurance Company and Insura, Vesta has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of June 30, 2006, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.
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
As of the end of the period, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2006, because, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2006, management identified the material weaknesses further discussed below, which continued to exist at June 30, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following control deficiencies that continued to represent material weaknesses in our internal control over financial reporting as of June 30, 2006:
(a) We did not maintain effective controls over access to, and changes in, our information technology systems’ operational and financial applications and underlying financial data. Specifically, we lacked adequate controls over: (i) the design, documentation and enforcement of internal access security policies and procedures, and (ii) changes to masterfile or standing data to prevent errors and irregularities in financial information. Changes to tables and standing data did not follow the approved change management process and lacked user approval and/or testing. Furthermore, access to financial applications and underlying financial data was not adequately restricted or monitored to ensure unauthorized individuals do not have access to add, change or delete the underlying premiums, commissions and fee income, claims, commission expense, accounts payable, or general accounting data. This control deficiency did not result in any adjustments to our 2005 annual, 2005 interim or 2006 interim consolidated financial statements. However, this deficiency could result in a material misstatement to significant accounts and disclosures including premium revenue, claims expense and the related receivables and reserves that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
(b) We did not maintain effective controls over the accuracy and completeness of the reconciliation of certain balance sheet accounts. Specifically, reconciling items were not timely and adequately resolved for premiums and fees receivable. In addition, reconciliations to underlying detail of other liability accounts were not adequately performed. This control deficiency resulted in audit adjustments to our 2004 and 2003 annual consolidated financial statements to correct receivables from affiliates and amounts due reinsurers. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts, premiums and fees receivable, the related provision for uncollectible accounts, and other liabilities that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Notwithstanding the material weaknesses described above, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report of Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting, referred to in the certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.
Management’s Remediation Initiatives
Management, with the oversight of the Audit Committee, has been aggressively addressing all of the above material weaknesses in our internal control over financial reporting and is committed to effectively remediate them as expeditiously as possible. Notwithstanding the remediation initiatives described below, the control deficiencies will not be considered remediated until new controls are implemented and operational for a sufficient period of time and are tested, and management concludes the new controls are operating effectively. Generally, formal training has been implemented to train the appropriate personnel on the responsibilities and importance of performing the controls to comply with corporate policies and procedures. Specifically, the following actions have been taken as part of the remediation initiatives:
(a) To remediate the information technology material weakness described above, we have initiated plans to upgrade system access, and change controls including: enhancing supervisory control over the Information Technology (IT) department including system access and change controls; improving adherence to, and enhancing and/or developing policies and procedures to ensure proper access controls and change controls are maintained and monitored; and incorporating and/or utilizing software tools where appropriate to limit and restrict the ability of IT users to enter, change and view data and/or to provide a detailed history of changes to the applications and data.

(b) To remediate the ineffective controls over reconciliations, we have implemented enhanced monitoring and other appropriate supervisory procedures over the reconciliation process.
As noted above, as of the end of the period, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Resulting from this evaluation it is noted that the previously reported material weakness over controls surrounding the elimination of inter-company transactions has been remediated. Management implemented additional supervisory procedures over the elimination of inter-company transactions including a detailed review by the chief financial officer and chief accounting officer ensuring that the elimination process is proper. The chief financial officer and chief accounting officer will perform the detailed review as needed if additional entities are purchased causing additional inter-company elimination transactions. The unaudited consolidated financial statements as of March 31, 2006 and June 30, 2006 were produced using the additional review and approval procedures; therefore we conclude that this material weakness has been remediated.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (except as noted in this Item 4) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
We and our subsidiaries are named from time to time as defendants in various legal actions arising in the ordinary course of our business and arising out of or related to claims made in connection with our insurance policies, claims handling and employment related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. However, the ultimate outcome of these matters is uncertain.
For a description of the legal matters, in addition to the information provided below, please refer to the caption ‘Legal Proceedings’ included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on April 11, 2006 and our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 10, 2006.
On April 27, 2006, Business Risk Technology, Inc. (“BRT”) counterclaimed for breach of contract, unjust enrichment, fraud, unfair and deceptive trade practices and libel. Subsequently, the Circuit Court of the 17th Judicial Circuit, Broward County, Florida, dismissed the unfair and deceptive trade practices and libel claims without prejudice and provided BRT with leave to amend its complaint in ten (10) days; however, BRT opted not to amend. The case is in the early stages of discovery at this time.
On April 24, 2006, we motioned to dismiss the lawsuit by Clarendon National Insurance Company and we are awaiting hearing on such motion.

Item 1A. Risk Factors
There were no material changes from risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2005, in response to Item 1A to Part 1 for the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchase of shares of our common stock during the three months ended June 30, 2006:

				Maximum number of shares (or approximate dollar value)
			Total number of shares	that may yet be purchased
	Total number of	Average price paid	purchased as part of publicly	under the plans or programs
Period	shares purchased (1)	per share	announced plans of programs (2)	(2)
5/1/2006 – 5/31/2006	235,500	$13.29	235,500
6/1/2006 – 6/30/2006	66,900	$15.00	66,900

Total	302,400	$13.67	302,400	$10,865,971

(1)	The shares were repurchased in open-market transactions.

(2)	The share repurchase program was publicly announced on May 10, 2006. On May 9, 2006, our board of directors approved a share repurchase program for up to $15.0 million of our common stock over twelve months. Approximately $4.1 million has been expended since the board approval of the repurchase plan.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On June 2, 2006, our annual meeting of stockholders was held at our corporate headquarters in Addison, Texas. A total of 12,306,993 of our shares of common stock were present or represented by proxy at the annual meeting. This represented more 79.75% of our shares outstanding on the record date. Two management proposals were voted upon at our annual meeting and each was approved. Each of Kevin R. Callahan, Nimrod T. Frazer, David L. Heller, Avshalom Y. Kalichstein and Michael J. Ryan was elected and Thomas C. Davis, Suzanne T. Porter and Paul J. Zucconi was re-elected as a director to serve until our next annual meeting of stockholders and until his or her successor is duly elected and qualified, and the amendment to our Amended and Restated 2004 Stock Incentive Plan was approved and adopted by the stockholders.
The following table shows the number of votes cast for, against or withheld, as well as the number of abstentions and nonvotes.

Description of Matter	For	Against	Withheld	Abstentions	Nonvotes
1. Election of Directors:
Kevin R. Callahan	9,475,288	n/a	2,828,205	n/a	n/a
Thomas C. Davis	11,425,160	n/a	878,333	n/a	n/a
Nimrod T. Frazer	11,804,594	n/a	498,899	n/a	n/a
David L. Heller	9,594,713	n/a	2,708,780	n/a	n/a
Avshalom Y. Kalichstein	9,471,431	n/a	2,832,062	n/a	n/a
Suzanne T. Porter	11,425,160	n/a	878,333	n/a	n/a
Michael J. Ryan	9,471,431	n/a	2,832,062	n/a	n/a
Paul J. Zucconi	11,425,160	n/a	878,333	n/a	n/a

2. Amendment to 2004 Stock Incentive Plan	10,309,186	315,154	n/a	1,825	n/a

Item 5. Other information
None.
Item 6. Exhibits
a) EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

3.2	Amended and Restated Bylaws of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1 filed with the SEC on June 14, 2004, File No. 333-113793).

4.2	Form of Registration Rights Agreement between Affirmative Insurance Holdings, Inc. and Vesta Insurance Group, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.1*	Fourth Amendment to Credit Facility.

31.1*	Certification of Kevin R. Callahan, Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark E. Pape, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Kevin R. Callahan, Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Mark E. Pape, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: August 9, 2006
/s/ Mark E. Pape

By: Mark E. Pape Executive Vice President and Chief Financial Officer (and in his capacity as Principal Financial Officer)