Form 10-Q
period 2006-09-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2006-11-09
CIK 1282543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
The number of shares outstanding of the registrant’s common stock,
$.01 par value, as of November 6, 2006; 15,177,771

Affirmative Insurance Holdings, Inc.
Index

Part I
Item 1. Financial Statements
Affirmative Insurance Holdings, Inc.
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005

	September 30,	December 31,
	2006	2005
(dollars in thousands, except share data)	(unaudited)
Assets
Fixed maturities — available for sale, at fair value (amortized cost 2006: $227,077; 2005: $211,087)	$226,414	$210,273
Short-term investments	251	477

Total invested assets	226,665	210,750

Cash and cash equivalents	57,267	48,037
Fiduciary and restricted cash	32,138	29,689
Accrued investment income	2,378	2,722
Premiums and fees receivable	85,611	81,680
Commissions receivable	5,154	2,144
Receivable from reinsurers	23,152	28,137
Deferred acquisition costs	26,005	24,453
Deferred tax asset	9,918	14,866
Federal income taxes receivable	—	6,823
Property and equipment, net	6,307	4,820
Goodwill	64,959	61,009
Other intangible assets, net	18,508	19,607
Other assets	14,575	9,388

Total assets	$572,637	$544,125

Liabilities and Stockholders’ Equity
Liabilities
Reserves for losses and loss adjustment expenses	139,859	126,940
Unearned premium	99,221	97,344
Amounts due reinsurers	8,081	8,715
Deferred revenue	25,893	27,101
Federal income taxes payable	437	—
Notes payable	56,702	56,702
Consideration due for acquisitions	1,016	1,352
Other liabilities	29,818	26,009

Total liabilities	361,027	344,163

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 17,493,849 shares issued and 15,140,486 shares outstanding at September 30, 2006; 17,483,520 issued and 15,432,557 shares outstanding at December 31, 2005	175	175
Additional paid-in capital	159,416	158,904
Treasury stock, at cost; 2,353,363 shares at September 30, 2006; 2,050,963 shares at December 31, 2005	(32,880)	(28,746)
Accumulated other comprehensive loss	(431)	(529)
Retained earnings	85,330	70,158

Total stockholders’ equity	211,610	199,962

Total liabilities and stockholders’ equity	$572,637	$544,125

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Operations (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
(dollars in thousands, except per share data)		(Restated)		(Restated)
Revenues
Net premiums earned	$71,877	$77,544	$218,668	$222,921
Commission income and fees (includes related parties - 2005: $(189))	14,420	19,721	46,471	62,423
Net investment income	2,233	1,447	6,447	4,057
Net realized gains (losses)	(78)	5	(444)	11

Total revenues	88,452	98,717	271,142	289,412

Expenses
Losses and loss adjustment expenses	46,044	47,350	140,777	143,134
Selling, general and administrative expenses	32,979	40,097	99,774	109,919
Depreciation and amortization	1,094	912	3,213	2,934
Interest expense	1,085	1,124	3,256	2,499

Total expenses	81,202	89,483	247,020	258,486

Net income before income taxes and minority interest	7,250	9,234	24,122	30,926

Income tax expense	2,278	3,274	7,954	10,961
Minority interest, net of income taxes	—	217	81	576

Net income	$4,972	$5,743	$16,087	$19,389

Net income per common share — Basic	$0.33	$0.39	$1.05	$1.21

Net income per common share — Diluted	$0.33	$0.38	$1.05	$1.19

Weighted average shares outstanding
Basic	15,139,571	14,893,310	15,296,893	15,978,852
Diluted	15,186,777	15,165,677	15,327,137	16,231,333
See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)
Nine Months Ended September 30, 2006 and 2005

							Accumulated
			Additional				Other	Total
	Common Stock Issued		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
Balance, December 31, 2004	16,838,519	$168	$151,752	$53,135	—		$251	$205,306

Comprehensive income:
Net income				19,389				19,389
Other comprehensive loss							(1,472)	(1,472)

Total comprehensive income								17,917
Purchase of treasury stock					2,000,000	(28,000)		(28,000)
Dividends paid ($.02 per share)				(971)				(971)
Initial public offering costs			6					6
Equity based compensation	65,391	1	1,015					1,016

Balance, September 30, 2005 — Restated	16,903,910	$169	$152,773	$71,553	2,000,000	$(28,000)	$(1,221)	$195,274

Balance, December 31, 2005	17,483,520	$175	$158,904	$70,158	2,050,963	$(28,746)	$(529)	$199,962

Comprehensive income:
Net income				16,087				16,087
Other comprehensive loss							98	98

Total comprehensive income								16,185
Purchase of treasury stock					302,400	(4,134)		(4,134)
Dividends paid ($.02 per share)				(915)				(915)
Issuance of common stock	10,329		116					116
Equity based compensation			396					396

Balance, September 30, 2006	17,493,849	$175	$159,416	$85,330	2,353,363	$(32,880)	$(431)	$211,610

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2006 and 2005

	Nine months ended
	September 30,
	2006	2005
(dollars in thousands)		(Restated)
Cash flows from operating activities
Net income	$16,087	$19,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,213	2,934
Equity based compensation	428	165
Realized (gain) loss on sale of bonds	367	(11)
Amortization of premiums and discounts on investments	1,062	1,920
Changes in assets and liabilities:
Fiduciary and restricted cash	(2,449)	(7,796)
Premiums and commissions receivable	(6,941)	3,386
Reserves for loss and loss adjustment expenses	12,919	31,675
Net due to/from reinsurers	4,351	6,137
Receivable from affiliates	—	7,523
Deferred revenue	(1,208)	3,623
Unearned premiums	1,877	16,300
Deferred acquisition costs	(1,552)	(7,639)
Deferred tax asset/liability	4,895	662
Federal income taxes receivable/payable	7,260	(7,348)
Other	(8,972)	(13,784)

Net cash provided by operating activities	31,337	57,136

Cash flows from investing activities
Proceeds from the sale of bonds	290,794	4,393
Cost of bonds acquired	(300,081)	(30,001)
Purchases of property and equipment	(3,601)	(3,381)
Net cash paid for acquisitions	(4,286)	(2,548)

Net cash used in investing activities	(17,174)	(31,537)

Cash flows from financing activities
Proceeds from borrowings	—	24,369
Acquisition of treasury stock	(4,134)	(28,000)
Proceeds from issuance of common stock	116	6
Dividends paid	(915)	(971)

Net cash used in financing activities	(4,933)	(4,596)

Net increase in cash and cash equivalents	9,230	21,003

Cash and cash equivalents, beginning of period	48,037	24,096

Cash and cash equivalents, end of period	$57,267	$45,099

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
1.	General

Affirmative Insurance Holdings, Inc. is an insurance holding company and is engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in highly targeted geographic areas. Our subsidiaries include three insurance companies, four underwriting agencies, five retail agencies with 166 owned stores (twelve of which are located in leased space within supermarkets owned by a major supermarket chain under an agreement signed in late 2005) and 35 franchise store locations as of September 30, 2006. Our underwriting agencies utilize approximately 3,200 independent agencies to sell the policies that they administer. In addition, we have three unaffiliated underwriting agencies producing business for our insurance companies through approximately 4,300 independent agencies. We offer our products and services in 12 states, including Texas, Illinois, California and Florida. Our growth has been achieved principally as a result of the acquisition of six retail and/or underwriting agencies in 2001 and 2002. We were formerly known as Instant Insurance Holdings, Inc., and we incorporated in Delaware on June 25, 1998.

All financial information herein gives effect to the restatement described in Note 2 “Restatement”.

We completed our initial public offering of our common stock effective July 9, 2004. We issued 4,420,000 additional shares of our common stock and Vesta Insurance Group, Inc. (“VIG”) sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14.00 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from VIG. On June 1, 2005, we purchased 2,000,000 of our shares of common stock from VIG at a price of $14.00 per share. In May and June, 2006, we purchased 302,400 shares of our common stock in open market purchases at an average price of $13.67 per share.

On June 14, 2005, VIG and Vesta Fire Insurance Corporation (“VFIC”) entered into a stock purchase agreement with New Affirmative LLC (“New Affirmative”), J.C. Flowers I LP and Delaware Street Capital Master Fund for the sale by VIG and VFIC of 5,218,228 shares of our common stock (“Stock Purchase Agreement”). New Affirmative was formed for the purpose of acquiring, holding, voting and disposing of the shares of our common stock acquired in connection with the Stock Purchase Agreement and any shares of our common stock that New Affirmative may acquire in the future. At the time of the agreement, New Affirmative was (i) 50% owned by DSC AFFM, LLC (“DSC AFFM”), an entity controlled by DSC AFFM Manager LLC (“DSC Manager”), the sole managing member of DSC AFFM, and Andrew G. Bluhm, the managing member of DSC Manager, and (ii) 50% owned by Affirmative Investment LLC (“Affirmative Investment”), an entity owned, in part, by the Enstar Group, Inc., and controlled by Affirmative Associates LLC (“Affirmative Associates”), the sole managing member of Affirmative Investment, and J. Christopher Flowers, the sole member and manager of Affirmative Associates. Simultaneously with the closing of the transactions contemplated by the Stock Purchase Agreement: (1) DSC AFFM contributed 1,459,699 shares of our common stock which were previously acquired in open market transactions by members of DSC AFFM and subsequently contributed to DSC AFFM, to New Affirmative and (2) Affirmative Investment contributed 1,183,000 shares of our common stock, previously acquired by it in open market transactions, to New Affirmative. Vesta completed the sale to New Affirmative on August 30, 2005.

On August 31, 2006, DSC AFFM and Affirmative Investment consummated the transactions contemplated by a purchase agreement, dated August 4, 2006, pursuant to which DSC AFFM sold to Affirmative Investment all of the membership units of New Affirmative owned by DSM AFFM. As a result, Affirmative Investment now owns 100% of New Affirmative. As of September 30, 2006, New Affirmative owned 7,860,927 shares, or approximately 51.9% of our outstanding common stock.

2.	Restatement

As previously disclosed in our Form 10-K for the year ended December 31, 2005, we determined that we should restate certain previously issued financial statements. Accordingly, the consolidated financial statements herein reflect the following, previously disclosed restatements:

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(A)	The previously issued unaudited interim consolidated financial statements as of and for the quarter and nine months ended September 30, 2005 were restated to correct errors related to the consolidating elimination entries used to prepare those previously filed financial reports. The erroneous consolidating elimination entries had no effect on reported net income, earnings per share, invested assets or stockholders’ equity, but did have the effect of materially understating gross revenues and expenses and misstating assets and liabilities.

(B)	The previously issued consolidated balance sheets as of December 31, 2004 and September 30, 2005 were restated to reflect the $7.2 million receivable from Vesta as “receivable from affiliates” and an offsetting liability in “amounts due reinsurers”. The restatement had no effect on reported net income, earnings per share, invested assets, stockholders’ equity or the statement of cash flows.

(C)	We made a correction to adjust the allocation of commission income and fees among the first three quarterly periods of 2005 to appropriately reflect the timing of third party fees earned by our agencies. This restatement resulted in increasing commission income and fees by $482,000 before income taxes ($311,000 after income taxes) for the third quarter of 2005 and reducing commission income and fees for the first and second quarters of 2005 by $344,000 before income taxes ($222,000 after income taxes) and $138,000 before income taxes ($89,000 after income taxes), respectively. The correction resulted in no net impact to commission income and fees for the nine months ended September 30, 2005.

(D)	The previously issued unaudited interim consolidated financial statements as of and for the quarter and nine months ended September 30, 2005 were restated to correct an error in recording a reduction in losses and loss adjustment expenses of $1.0 million that were related to the August 1, 2005 novation agreements with several unaffiliated reinsurers as described in more detail in Note 4 “Reinsurance”. In the third quarter of 2005, we recorded a reduction in losses and loss adjustment expenses related to profit-sharing. This is the amount that would have increased net income before taxes in the third quarter of 2005 if we had not completed the novation agreements. However, subsequent to the reporting of our third quarter 2005 financial results, we determined that the novation agreements did not meet the appropriate risk transfer requirements of reinsurance accounting, which necessitated the application of deposit accounting to those agreements. The required accounting treatment for the novation agreements provides that the deposit liability should be adjusted based on the adjusted amount and timing of the cash flows. Changes in the carrying amount of the deposit liability should be reported as income or expense as appropriate. Based on the actual losses settled under these agreements in the third quarter of 2005 subsequent to the date of the novation, the adjustment to the deposit liability (representing an increase in net income before tax) was $143,000 in the quarter, with the remaining $859,000 previously booked remaining as a component of the deposit liability included in reserves for losses on the September 30, 2005 consolidated balance sheet until future periods as losses are settled.
All applicable amounts relating to the previously disclosed restatement have been reflected in the consolidated financial statements and these notes to the consolidated financial statements.
The effect of the previously disclosed restatement on line items of the previously reported unaudited consolidated statements of operations for the three and nine months ended September 30, 2005 are presented below (dollars in thousands):

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

	(Unaudited)			(Unaudited)
	For the Quarter ended			For the Nine Months ended
	September 30, 2005			September 30, 2005
		As Previously			As Previously
	As Restated	Reported	Difference	As Restated	Reported	Difference

Commission income and fees	$19,721	$16,819	$2,902	$62,423	$54,711	$7,712

Losses and loss adjustment expenses	47,350	46,347	1,003	143,134	142,131	1,003

Selling, general and administrative expenses	40,097	37,820	2,277	109,919	102,349	7,570

Income tax expense	3,274	3,408	(134)	10,961	11,266	(305)

Net income	$5,743	$5,987	$(244)	$19,389	$19,945	$(556)
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
The effect of the previously disclosed restatement on line items presented in our previously reported unaudited consolidated balance sheet as of September 30, 2005 is presented below (dollars in thousands):

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

	(Unaudited)
	September 30, 2005
		As Previously
	As Restated	Reported	Difference

Premiums and fees receivable	$105,219	$126,143	$(20,924)
Commissions receivable	4,185	7,925	(3,740)
Other assets	15,285	8,072	7,213
Total assets	544,033	561,484	(17,451)

Reserves for losses, LAE and deposits	$124,705	$123,845	$860
Amounts due reinsurers	12,716	27,804	(15,088)
Federal income taxes payable	178	483	(305)
Other liabilities	18,323	20,685	(2,362)
Total liabilities	348,759	365,654	(16,895)

Shareholders’ equity	$195,274	$195,830	$(556)
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

The interim financial data as of September 30, 2006 and 2005 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

Stock Based Compensation

We adopted SFAS 123R on January 1, 2006 using the modified prospective method and, accordingly, prior periods have not been restated because of the adoption. For the three and nine months ended September 30, 2006, we have recognized approximately $82,000 before income taxes ($54,000 after income taxes) and

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
approximately $396,000 before income taxes ($255,000 after income taxes), respectively, in share-based payment expense under the requirements of SFAS 123R (See Note 12).
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
The following table illustrates the effect on our net income and net income per share if we had applied SFAS 123 to stock-based compensation (in thousands, except per share amounts):

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$5,743	$19,389
Add: stock-based employee compensation expense included in reported net income, net of related income taxes	54	255
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related income taxes	(206)	(592)

Net income, pro forma	$5,591	$19,052

Basic earnings per share — as reported	$0.39	$1.21
Basic earnings per share — pro forma	$0.38	$1.19

Diluted earnings per share — as reported	$0.38	$1.19
Diluted earnings per share — pro forma	$0.37	$1.17
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

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
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

4.	Reinsurance

The effect of reinsurance on premiums written and earned is as follows (dollars in thousands):

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

	Three months ended		Three months ended
	September 30, 2006		September 30, 2005
	Written	Earned	Written	Earned
Direct	$53,695	$51,666	$42,983	$43,845
Assumed — affiliate	—	—	4,638	7,557
Assumed — non affiliate	14,788	20,362	27,200	28,664
Ceded — affiliate	—	—	(77)	(77)
Ceded — non affiliate	(126)	(151)	(1,967)	(2,445)

	$68,357	$71,877	$72,777	$77,544

	Nine months ended		Nine months ended
	September 30, 2006		September 30, 2005
	Written	Earned	Written	Earned
Direct	$153,064	$138,498	$137,428	$134,478
Assumed — affiliate	—	—	27,436	33,846
Assumed — non affiliate	69,899	82,590	89,257	69,496
Ceded — affiliate	—	—	(239)	(687)
Ceded — non affiliate	572	(2,420)	(4,306)	(14,212)

	$223,535	$218,668	$249,576	$222,921

Effective May 1, 2006, our quota-share reinsurance agreement with FolksAmerica where we ceded 25% of business produced by Space Coast, our Florida underwriting agency, was terminated. As a result, we have negative ceded premiums written for the nine months ended September 30, 2006.
The amount of unpaid loss and loss adjustment expenses and unearned premium we would remain liable for in the event our reinsurers were unable to meet their obligations are as follows (dollars in thousands):

	As of September 30,	As of December 31,
	2006	2005
Non affiliate
Loss and loss adjustment expense	$20,696	$19,169
Unearned premiums	145	3,137

Total	$20,841	$22,306

For the three and nine months ended September 30, 2006, we ceded $1.0 million and $5.1 million of paid losses and ($300,000) and $5.2 million of incurred losses to various reinsurers, respectively. For the three and nine months ended September 30, 2005, we ceded $3.8 million and $15.0 million of paid losses and $14.5 million and $23.4 million of incurred losses to various reinsurers, respectively.
At September 30, 2006, we had $23.2 million receivables from reinsurers, including $20.4 million gross recoverable from VFIC. In June 2006, the Texas Department of Insurance placed most of Vesta’s insurance companies into rehabilitation, as discussed below. VFIC, which was subsequently placed into liquidation, is currently rated “F” (In Liquidation) by A.M. Best. According to our reinsurance agreement, if VFIC’s A.M.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
Best financial strength rating remained below “B+” we had the right to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amounts due to us from VFIC under the reinsurance agreement. Accordingly, on July 27, 2004, we notified Vesta to establish a trust account collateralizing the amount due to us, due to the fact that VFIC’s A.M. Best rating was below a “B+” after the consummation of our initial public offering. We have $22.8 million currently in a trust account to collateralize the $20.4 million gross recoverable from VFIC. Separately, we include $7.2 million included in Other Assets that is related to a receivable due from Vesta as part of the transfer of the insurance companies to us at December 31, 2003. The $7.2 million is not included in the previously mentioned $20.4 million gross recoverable. Vesta’s management has indicated that they believe that this amount has been settled, although they are unable to demonstrate any such payment, and that they will need additional supporting documentation from us to verify that they have not previously paid this amount in connection with settlements for other subsequent treaty periods. We consulted with Vesta’s management and provided them with the supporting reconciliations for all inception-to-date payments from December 31, 2003 through December 31, 2005 in order to help satisfy Vesta that this amount has not been settled and is still outstanding. We believe that our documentation will support our position and that, as a result, Vesta will ultimately pay this liability. Should payment not be forthcoming, we are confident that we will prevail upon pursuing our other available options.

At September 30, 2006, $19.8 million was included in reserves for losses and loss adjustment expenses that reflect the amounts we owe to Vesta including Hawaiian Insurance and Guaranty, LTD. We have $23.1 million in securities to collateralize this payable.

In May of 2006, certain of Vesta’s insurance companies, including VFIC, redomesticated to the State of Texas. Subsequently on June 28, 2006, an Agreed Order Appointing Rehabilitator and Permanent Injunction was issued by the Texas Department of Insurance (“Department”) whereby based upon the Department’s findings, a rehabilitator was appointed, the company and certain of their officers were enjoined from various actions, and actions against the Vesta companies were stayed. On July 18, 2006, the Department then filed an Application for Order of Liquidation and Requested for Expedited Hearing. Such Order was granted on August 1, 2006 as to VFIC.

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

Affirmative Insurance Company is a party to a 100% quota share reinsurance agreement with The Hawaiian Insurance & Guaranty Company, Ltd. (“Hawaiian”), which is ultimately a wholly-owned subsidiary of Vesta. On November 4, 2004, Hawaiian was named among a group of four other named defendants and twenty unnamed defendants in a complaint filed in the Superior Court of the State of California for the County of Los Angeles alleging causes of action as follows: enforcement of coverage under Hawaiian’s policy of an underlying default judgment plaintiff obtained against Hawaiian’s former insured, who was denied a defense in the underlying lawsuit due to his failure to timely pay the Hawaiian policy premium; ratification and waiver of policy lapse and declaratory relief against Hawaiian; breach of implied covenant of good faith and fair dealing against Hawaiian with the plaintiff as the assignee of the insured; intentional misconduct as to the defendant SCJ Insurance Services; and professional negligence as to the defendants Prompt Insurance Services, Paul Ruelas, and Anthony David Medina. SCJ Insurance Services, Prompt Insurance Services, Paul Ruelas, and Anthony David Medina are not affiliated with Affirmative. The plaintiff sought to enforce an underlying default judgment obtained against Hawaiian’s insured on September 24, 2004 in the amount of $35,000,643 and additional bad faith damages including punitive damages in the amount of $35,000,000. Affirmative Insurance Company, as a party to a 100% quota share reinsurance agreement, is sharing in the defense of this matter.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
On August 8, 2005, we were served a copy of plaintiff’s Second Amended Complaint, which added a cause of action for fraud and deceit against all defendants, and a cause of action for negligent misrepresentation against Hawaiian and SCJ Insurance Services.

On January 31, 2006, Judge Bigelow absolved Hawaiian and SCJ Insurance Services of all counts plaintiff filed against them in this litigation on the trial court level by virtue of court order on motions for summary judgment that were submitted by both Hawaiian and SCJ Insurance Services. A partial dismissal without prejudice was entered as to defendant Paul Ruelas. Plaintiff filed a notice of appeal on April 18, 2006. On September 22, 2006, Hawaiian moved to stay appellate proceedings pursuant to an Order of Liquidation entered on August 21, 2006, in the Circuit Court for the State of Hawaii. Hawaiian and the other defendants thereto believe plaintiff’s allegations in this lawsuit are without merit and will continue to vigorously contest the claims brought by the plaintiff, and intend to exercise all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain.

Effective August 1, 2005, we entered into novation agreements with several unaffiliated reinsurers who participated in a quota share reinsurance agreement in which we also participated. Pursuant to these agreements, we were substituted in place of these reinsurers assuming all rights, interests, liabilities and obligations related to the original quota share reinsurance agreement. As a result of these novation agreements, our participation in the original reinsurance agreement increased from 5% to 100% effective August 1, 2005. In consideration for our assumption of their liabilities, these reinsurers agreed to pay us an amount equal to their share of the liabilities under the original quota share agreement as of July 31, 2005. We received cash in the amount of $14.2 million in relation to this novation. The terms of this reinsurance agreement did not meet the risk transfer requirements according to FAS 113; therefore, this contract was accounted for as deposits according to the guidelines of SOP 98-7, “Deposit Accounting for Insurance and Reinsurance Contracts that do not Transfer Insurance Risk”. Under deposit accounting, the deposit liability should be adjusted based on the adjusted amount and timing of the cash flows. Changes in the carrying amount of the deposit liability should be reported as income or expense as appropriate. In the three and nine months ended September 30, 2006, we recognized $169,000 and $561,000 respectively, in income related to this novation.

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

We provide various services for Vesta and its subsidiaries, including underwriting, premium processing, and claims processing. For the three and nine months ended September 30, the accompanying unaudited consolidated statements of operations reflect these services as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Commission income	$—	$473	$—	$594

Effective August 30, 2005, we and our subsidiaries are no longer affiliated with Vesta (See Note 1).
As part of the terms of the acquisition of Affirmative Insurance Company and Insura Property and Casualty Insurance Company from Vesta, Vesta indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of September 30, 2006, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
We lease six of our Insure One retail stores in Chicago, Illinois from ATR Investments, LLC or entities controlled by ATR Investments. Our newly appointed president of our retail division, Alan T. Rasof, is the sole owner and manager of ATR Investments. These six leases have terms ranging from 3 to 4 years and expiration dates ranging from 2007 to 2011. The leases relate to properties with square footage ranging from approximately 1,200 to 1,800 square feet and provide for monthly rental ranging from $2,400 to $4,750. The total rent due under the leases during their term is approximately $860,000. In some instances, we also have engaged Captain Management Services, Ltd. to remodel our retail store locations. Captain Management is wholly owned by Mr. Rasof. Through the date of this filing, we have paid Captain Management approximately $352,000 relating to remodeling and build out services performed for 15 of our retail locations in Illinois and Indiana. We were party to a consulting agreement with ATR Investments from June 1, 2006 through October 8, 2006 pursuant to which ATR Investments provided us with certain consulting services, including, without limitation, marketing, management and operational services relating to new and existing and competitor retail store locations and developing retail location site selection criteria. Through the date of this filing, we have paid ATR Investments and Captain Management Services an aggregate amount of $135,000 for consulting services.

6.	Purchase Acquisitions

On March 14, 2006, we completed the acquisition of the 27% minority ownership interest of Space Coast Holdings, Inc. We paid approximately $3.2 million to the minority owners and recorded $3.2 million in goodwill. Consequently, our current ownership interest in Space Coast is 100%.

For the nine months ended September 30, 2006, we have paid $779,000 in contingent purchase price adjustments related to prior acquisitions, $225,000 for the acquisition of two retail stores and $63,800 for the purchase of a franchise.

7.	Notes Payable

On December 31, 2004, our newly formed Trust Entity, Affirmative Insurance Holdings Statutory Trust I (“Trust Entity I”), completed a private placement of $30.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from Trust Entity I and contributed $29.0 million to Affirmative Insurance Company’s policyholders’ surplus. The trust preferred securities, which can be redeemed in whole or in part by the issuer after five years, bear an initial interest rate of 7.545 percent until December 15, 2009, at which time the securities will adjust quarterly to the 90-day LIBOR rate plus 360 basis points. As of September 30, 2006, the note balance was $30.9 million.

On June 1, 2005, our newly formed Trust Entity, Affirmative Insurance Holdings Statutory Trust II (“Trust Entity II”), completed a private placement of $25.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $25.8 million from Trust Entity II and the net proceeds from this borrowing, along with cash from operations, were used to purchase the 2.0 million shares of our common stock as discussed in Notes 1 and 10. The trust preferred securities, which can be redeemed in whole or in part by the issuer after five years, bear an initial interest rate of 7.792% until June 15, 2010, at which time they will adjust quarterly to the 90-day LIBOR rate plus 355 basis points. As of September 30, 2006, the note balance was $25.8 million.

As of September 30, 2006, the total note balance for Trust Entities I and II was $56.7 million.

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

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
operations. For detailed information concerning legal actions, please refer to “Legal Proceedings” contained elsewhere in this report.

Recently, two of our owned underwriting agencies were subject to a routine sales and use tax audit conducted by the State of Texas. The examiner for the State of Texas has now completed his audit report and delivered an audit assessment to us. The examiner’s report asserts that, for the period from January 2002 to December 2005, we should have collected and remitted approximately $2.9 million in sales tax derived from claims services performed by our underwriting agencies for policies sold by these underwriting agencies and issued by Old American County Mutual Insurance Company, an unaffiliated insurance company, through a fronting arrangement. The assessment includes an additional $412,000 for accrued interest and penalty for a total assessment of $3.3 million. We believe that these services are not subject to sales tax, are vigorously contesting the assertions made by the state, and are exercising all available rights and remedies available to us. On October 19, 2006, we responded to the assessment by filing petitions with the Comptroller of Public Accounts for the State of Texas requesting a redetermination of the tax due and a hearing to present written and oral evidence and legal arguments to contest the imposition of the asserted taxes. As a result of the timely filing of these petitions, an administrative appeal process has commenced and the date for payment is delayed until the completion of the appeal process. Such appeals routinely take up to three years and much longer for complex cases. As such, the outcome of this tax assessment will not be known for a commensurate amount of time. At this time, we are uncertain of the probability of the outcome of our appeal. Additionally, we cannot reasonably estimate the ultimate liability at this time. We have not made an accrual for this as of September 30, 2006 as we do not believe this meets the requirements of FAS 5, Accounting for Contingencies.

9.	Credit Facility

On August 6, 2004, we entered into a credit agreement (the “Credit Agreement”) with The Frost National Bank, effective July 30, 2004, which provides us with a senior secured credit facility. On August 7, 2006 we entered into a Fourth Amendment to our Credit Agreement dated July 30, 2004, which amended certain provisions of the Credit Agreement. The Fourth Amendment extended the term to July 30, 2008, modified certain affirmative and negative covenants, and increased the revolving commitment to $20,000,000. The description of the terms of the Fourth Amendment does not purport to be exhaustive and is qualified in its entirety by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 9, 2006. Under this credit facility, the maximum amount available to us from time to time is $20.0 million, which may include up to $20.0 million under a two-year revolving line of credit, up to $10.0 million in five-year term loans and up to $10.0 million in five-year stand-by letters of credit. The borrowings under our credit facility will accrue interest based on the 90-day LIBOR rate plus 150 basis points and we will pay letter of credit fees based on an annual rate of 75 basis points. Our obligations under the credit facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of Affirmative Insurance Company. The credit facility contains certain financial covenants, which include combined ratio, risk-based capital requirement, fixed charge coverage ratio, consolidated net worth and consolidated net income requirements and other restrictive covenants governing distributions and management changes. The proceeds are available to issue letters of credit securing our obligations under reinsurance agreements, to fund general working capital for our agency operations, capital surplus for our insurance companies and to finance acquisition activities. During 2005, we executed letters of credit under this credit facility of approximately $2.3 million to collateralize an assumed reinsurance contract with certain of our reinsurers, all of which were released on December 1, 2005. Total fees were approximately $13,000.

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

As of September 30, 2006, there were no outstanding loan amounts due under our credit facility, and we are in compliance with all of our financial and other restrictive covenants.

10.	Stockholders’ Equity

In January 2005, we issued 6,734 shares of restricted common stock to certain members of our board of directors, in lieu of cash as their annual retainer. In both February and May 2005, we issued 7,500 shares of restricted common stock to certain members of our board of directors for compensation related to services performed. In November 2005, 7,000 shares of restricted common stock that had been issued were cancelled due to the resignation of certain board members. We are expensing the amount to compensation expense over the service period for the remaining issued shares. Total compensation expense in connection with restricted stock recorded for the three and nine months ended September 30, 2006 was zero and approximately $32,000, respectively.

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

In August 2006, we issued 2,104 share of our common stock upon the exercise of options.

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
	(dollars in thousands, except number of
	shares and per share amounts)
Three months ended September 30, 2006
Basic Earnings per Share
Net Income	$4,972	15,139,571	$0.33

Diluted Earnings per Share
Net Income	$4,972	15,139,571	$0.33
Effect of Dilutive Securities	—	47,206	—

	$4,972	15,186,777	$0.33

Three months ended September 30, 2005
Basic Earnings per Share
Net Income	$5,743	14,893,310	$0.39

Diluted Earnings per Share
Net Income	$5,743	14,893,310	$0.39
Effect of Dilutive Securities	—	272,367	(0.01)

	$5,743	15,165,677	$0.38

Nine months ended September 30, 2006
Basic Earnings per Share
Net Income	$16,087	15,296,893	$1.05

Diluted Earnings per Share
Net Income	$16,087	15,296,893	$1.05
Effect of Dilutive Securities	—	30,244	—

	$16,087	15,327,137	$1.05

Nine months ended September 30, 2005
Basic Earnings per Share
Net Income	$19,389	15,978,852	$1.21

Diluted Earnings per Share
Net Income	$19,389	15,978,852	$1.21
Effect of Dilutive Securities	—	252,481	(0.02)

	$19,389	16,231,333	$1.19

12.	Stock-Based Compensation

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

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
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
For the three and nine months ended September 30, 2006, we have recognized approximately $82,000 before income taxes ($54,000 after income taxes) and approximately $396,000 before income taxes ($255,000 after income taxes), respectively, in share-based compensation expense under the requirements of SFAS 123R resulting in a negligible impact on earnings per share.
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
In connection with our initial public offering, on May 25, 2004, our board of directors adopted and our stockholders approved the 2004 Stock Incentive Plan (“2004 Plan”) to enable us to attract, retain and motivate eligible employees, directors and consultants through equity-based compensatory awards, including stock options, stock bonus awards, restricted and unrestricted stock awards, performance stock awards, stock appreciation rights and dividend equivalent rights. The maximum number of shares of common stock reserved for issuance under the 2004 Plan, as amended, is 3,000,000, subject to adjustment to reflect certain corporate transactions or changes in our capital structure.
We have a 1998 Omnibus Incentive Plan (“1998 Plan”) under which we may grant options to employees, directors and consultants for up to 803,169 shares of common stock. The exercise prices are determined by the board of directors, but shall not be less than 100% of the fair market value on the grant date or, in the case of any employee who is deemed to own more than 10% of the voting power of all classes of our stock, not less than 110% of the fair market value. The terms of the options are also determined by the board of directors, but shall never exceed ten years or, in the case of any employee who is deemed to own more than 10% of the voting power of all classes of our common stock, shall not exceed five years. We do not expect to grant any further equity awards under the 1998 Plan, but intend to make all future awards under the 2004 Plan. While all awards previously granted under the 1998 Plan will remain outstanding, 1998 Plan shares will not be available for re-grant if these outstanding awards are forfeited or cancelled.
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

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
not transferable except by will or the laws of descent and distribution, unless the board or committee provides that a nonqualified stock option may be transferred.
The fair market value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	2006	2005	2004
Weighted average risk-free interest rate: 1998 Plan	—	4.5%	3.8%
Weighted average risk-free interest rate: 2004 Plan	4.5%	4.1%	4.0%
Expected term of option (in years): 1998 Plan	—	—	5.0
Expected term of option (in years): 2004 Plan	3.00	6.25	10.0
Volatility	25%	35%	30%
Dividend yield	0.6%	0.5%	0.4%
A summary of activity under the 1998 and 2004 Plans for the three and nine months ended September 30, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Three months ended September 30, 2006	Options	Price	Term (years)	(000’s)
1998 Plan
Outstanding, beginning of period	91,774	$7.59
Granted	—	—
Exercised	(2,104)	7.59
Forfeited	—	—

Outstanding, end of period	89,670	$7.59	1.22	$633

Exercisable, end of period	89,670	$7.59	1.22	$633

2004 Plan
Outstanding, beginning of period	1,335,102	$17.08
Granted	—	—
Exercised	—	—
Forfeited	(12,980)	14.96

Outstanding, end of period	1,322,122	$17.10	8.77	$202

Exercisable, end of period	387,336	$14.77	8.62	$78

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Nine months ended September 30, 2006	Options	Price	Term (years)	(000’s)
1998 Plan
Outstanding, beginning of period	94,699	$7.59
Granted	—	—
Exercised	(5,029)	7.59
Forfeited	—	—

Outstanding, end of period	89,670	$7.59	1.22	$633

Exercisable, end of period	89,670	$7.59	1.22	$633

2004 Plan
Outstanding, beginning of period	1,453,428	$16.92
Granted	15,000	14.22
Exercised	(5,300)	14.64
Forfeited	(141,006)	15.06

Outstanding, end of period	1,322,122	$17.10	8.77	$202

Exercisable, end of period	387,336	$14.77	8.62	$78
Stock option compensation expense is the estimated fair market value of options granted and amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted during the nine month period ended September 30, 2006 was $3.09. Stock options were not granted in the three months ended September 30, 2006.
A summary of activity for our nonvested restricted stock grants for the nine months ended September 30, 2006 is as follows:

Weighted
Average
	Restricted	Grant-Date
Three months ended September 30, 2006	Stock	Fair Value
Nonvested, beginning of period	—	$—
Granted	—	—
Vested	—	—
Canceled or expired	—	—

Nonvested, end of period	—	$—

Weighted
Average
	Restricted	Grant-Date
Nine months ended September 30, 2006	Stock	Fair Value
Nonvested, beginning of period	8,000	$14.05
Granted	—
Vested	(8,000)	14.05
Canceled or expired	—

Nonvested, end of period	—	$—

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
As of September 30, 2006, there was $1.8 million of total unrecognized compensation cost related to nonvested share-based compensation that will be recognized over the remaining requisite service periods.

13.	Policy Acquisition Costs

Policy acquisition costs, primarily commissions, premium taxes and underwriting expenses related to issuing a policy, are deferred and charged against income ratably over the terms of the related policy.

Our components of deferred acquisition costs and the related policy acquisition cost amortized to expense were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Beginning deferred acquisition costs (“DAC”)	$26,944	$27,796	$24,453	$19,118
Additions	17,625	18,241	57,672	63,546
Amortization of DAC	(18,564)	(19,280)	(56,120)	(55,907)

Ending deferred acquisition costs	$26,005	$26,757	$26,005	$26,757

14.	Subsequent Events

On October 10, 2006, we announced that Kevin R. Callahan was appointed chief executive officer. Mr. Callahan has served as interim chief executive officer since November 2005. On October 5, 2006, we entered into an employment agreement with Mr. Callahan. The employment agreement has been filed as Exhibit 10.1 to the report on Form 8K filed with the SEC on October 10, 2006.

On October 10, 2006, we announced that Alan T. Rasof has joined the company as president of our retail division effective October 10, 2006. Mr. Rasof replaces Katherine C. Nolan who has resigned from the Company.

On October 10, 2006, we announced that Charlene Barnard has been appointed to the newly created position of Chief Marketing Officer effective October 10, 2006.

On October 10, 2006, we announced that Joseph Fisher has joined the company as general counsel effective November 1, 2006. Mr. Fisher replaces David Snyder, who has resigned from the Company.

On October 17, 2006, we announced a definitive agreement under which we will acquire 100% of the membership units of USAgencies, L.L.C., in a fully-financed all cash transaction valued at approximately $200 million. The transaction is subject to regulatory approval and other usual closing conditions associated with similar transactions. As a result of this announcement, A.M. Best has placed the financial strength rating (FSR) of B+ (Very Good) and the issuer credit ratings (ICR) of “bbb-” of Affirmative Insurance Group, as well as the ICR of “bb-” of our parent company, Affirmative Insurance Holdings, Inc. (“Affirmative Holdings”) under review with negative implications. While it is anticipated that subsequent to the completion of the acquisition, our combined entities will maintain favorable risk-adjusted capitalization and operating performance relative to our current rating level, A.M. Best will need to consider the projected high intangible financial leverage position of Affirmative Holdings.

On October 16, 2006, we entered into a master services agreement with Accenture LLP under which we will outsource substantially all of our IT operations to Accenture, including our data center, field support and application management. The initial term of the agreement is ten years, although it may be terminated for convenience by us at any time upon six month’s notice after the first two years, subject to the payment of certain stranded costs and other termination fees.

In October 2006, we issued 37,285 shares of our common stock upon the exercise of options.

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
Overview
We are an insurance holding company engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in highly targeted geographic areas. Our subsidiaries include three insurance companies, four underwriting agencies, five retail agencies with 166 owned stores (twelve of which are located in leased space within supermarkets owned by a major supermarket chain under an agreement signed in late 2005) and 35 franchise retail store locations as of September 30, 2006. Our underwriting agencies utilize approximately 3,200 independent agencies to sell the policies that they administer. In addition, we have three unaffiliated underwriting agencies producing business for our insurance companies through approximately 4,300 independent agencies. We offer our products and services in 12 states, including Texas, Illinois, California and Florida. We were formerly known as Instant Insurance Holdings, Inc., and we incorporated in Delaware on June 25, 1998.
We completed our initial public offering of our common stock effective July 9, 2004. We issued 4,420,000 additional shares of our common stock and Vesta Insurance Group, Inc. (“VIG”) sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14.00 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from Vesta. On June 1, 2005, we purchased 2,000,000 of our shares of common stock from VIG at a price of $14.00 per share. In May and June, 2006, we purchased 302,400 shares of our common stock in open market purchases at an average price of $13.67 per share.
On June 14, 2005, VIG and Vesta Fire Insurance Corporation (“VFIC”) entered into a stock purchase agreement with New Affirmative LLC (“New Affirmative”), J.C. Flowers I LP and Delaware Street Capital Master Fund for the sale by VIG and VFIC of 5,218,228 shares of our common stock (“Stock Purchase Agreement”). New Affirmative was formed for the purpose of acquiring, holding, voting and disposing of the shares of our common stock acquired in connection with the Stock Purchase Agreement and any shares of our common stock that New Affirmative may acquire in the future. At the time of the agreement, New Affirmative was (i) 50% owned by DSC AFFM, LLC (“DSC AFFM”), an entity controlled by DSC AFFM Manager LLC (“DSC Manager”), the sole managing member of DSC AFFM, and Andrew G. Bluhm, the managing member of DSC Manager, and (ii) 50% owned by Affirmative Investment LLC (“Affirmative Investment”), an entity owned, in part, by the Enstar Group, Inc., and controlled by Affirmative Associates LLC (“Affirmative Associates”), the sole managing member of Affirmative Investment, and J. Christopher Flowers, the sole member and manager of Affirmative Associates. Simultaneously with the closing of the transactions contemplated by the Stock Purchase Agreement: (1) DSC AFFM contributed 1,459,699 shares of our common stock which were previously acquired in open market transactions by members of DSC AFFM and subsequently contributed to DSC AFFM, to New Affirmative and (2) Affirmative Investment contributed 1,183,000 shares of our common stock, previously acquired by it in open market transactions, to New Affirmative. Vesta completed the sale to New Affirmative on August 30, 2005.
On August 31, 2006, DSC AFFM and Affirmative Investment consummated the transactions contemplated by a purchase agreement, dated August 4, 2006, pursuant to which DSC AFFM sold to Affirmative Investment all of the membership units of New Affirmative owned by DSC AFFM. As a result, Affirmative Investment now owns 100% of New Affirmative. As of September 30, 2006, New Affirmative owned 7,860,927 shares, or approximately 51.9% of our outstanding common stock.
Restatement
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
In addition, as previously disclosed in our Form 10-K for the year ended December 31, 2005, we made a correction to adjust the allocation of commission income and fees among the first three quarterly periods of 2005 to appropriately reflect the timing of third party fees earned by our agencies. This restatement resulted in an increase to commission income and fees of $482,000 before income taxes ($311,000 after income taxes) for the third quarter of 2005, resulting in no net impact to commission income and fees for the nine months ended September 30, 2005.
The previously issued unaudited interim consolidated financial statements as of and for the quarter and nine months ended September 30, 2005 were restated to record a reduction in losses and loss adjustment expenses of $1.0 million that were related to the August 1, 2005 novation agreements with several unaffiliated reinsurers as described in more detail in Note 4 “Reinsurance”. In the third quarter of 2005, we recorded a reduction in losses and loss adjustment expenses related to profit-sharing. This is the amount that would have increased net income before taxes in the third quarter of 2005 if we had not completed the novation agreements. However, subsequent to the reporting of our third quarter 2005 financial results, we determined that the novation agreements did not meet the appropriate risk transfer requirements of reinsurance accounting, which necessitated the application of deposit accounting to those agreements. The required accounting treatment for the novation agreements provides that the deposit liability should be adjusted based on the adjusted amount and timing of the cash flows. Changes in the carrying amount of the deposit liability should be reported as income or expense as appropriate. Based on the actual losses settled under these agreements in the third quarter of 2005 subsequent to the date of the novation, the adjustment to the deposit liability (representing an increase in net income before tax) was $143,000 in the quarter, with the remaining $859,000 previously booked remaining as a component of the deposit liability included in reserves for losses on the September 30, 2005 consolidated balance sheet until future periods as losses are settled.
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
Measurement of Performance
The Sales Process. Affirmative is an insurance holding company engaged in the underwriting, servicing and distributing of personal non-standard automobile insurance policies and related products and services. We distribute our products through three distinct distribution channels: our owned retail stores, independent agents and unaffiliated managing general agencies. We generate earned premiums and fees from policyholders through the sale of our insurance products. In addition, through our owned retail stores, we sell insurance policies of third party insurers and thereby earn commission income from those third party insurers and fees from the customers. As part of our corporate strategy, we treat our owned retail stores as though they are independent agents, encouraging them to sell to their individual customers whatever products are most appropriate for and affordable by those customers. We believe that this offers our retail customers the best combination of service and value, developing stronger customer loyalty and improving customer retention.
In practice, this means that in our owned retail stores, the relative proportion of the sales of our own insurance products as compared to the sales of the third party policies will vary depending upon the competitiveness of our insurance products in the marketplace during the period. Recently, we have experienced a significant shift in this ratio towards third party insurance carriers as we have enhanced our technology making it easier for our retail stores to sell third party products. Overall, applications for third party carriers represented 39% of our retail applications in the third quarter of 2006 as compared to 34% in the second quarter of 2006 and 26% in the third quarter of the prior year. This reflects our intention of maintaining the margins in our owned insurance carriers, even at the cost of business lost to other third party carriers.

In response to the market conditions that have existed for the past several years, our owned insurance carriers have been developing and introducing new and better segmented products to serve our target markets, resulting in a slightly lower overall aggregate rate level and improving the competitiveness of our insurance products offered through our distribution channels. Management of our insurance carriers is responsible for developing and pricing our products, while maintaining and improving our insurance margins.
In the independent agency distribution channel and the unaffiliated MGA distribution channel, the effect of competitive conditions is the same as in our owned retail store distribution channel. As in our retail stores, independent agents (either working directly with us or through unaffiliated MGAs) not only offer our products but also offer their customers a selection of products by third party carriers, therefore, our insurance products must be competitive in pricing, features, commission rates and ease of sale or the independent agents will sell the products of those third parties instead of our products. We believe that we are generally competitive in the markets we serve and we constantly evaluate our products relative to those of other carriers. As shown below, sales of our products through independent agencies are below the levels of the prior year largely due to the relative competitiveness of our insurance products with third party products during the period.
As an insurance holding company, one measurement of our performance is the level of gross premiums written by our insurance carriers and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written by distribution channel for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Our underwriting agencies:
Our retail agencies	$19,416	$25,520	$71,201	$92,531
Independent agencies	40,441	41,184	120,846	127,044

Subtotal	59,857	66,704	192,047	219,575

Unaffiliated underwriting agencies	8,614	8,029	30,875	34,299
Other	12	88	41	247

Total	$68,483	$74,821	$222,963	$254,121

Total gross premiums written for the three months ended September 30, 2006 were $68.5 million, a decrease of $6.3 million, or 8.5%, as compared to $74.8 million for the same period in 2005. In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance products only and do not include premiums written for third party products. Gross premiums written in our retail distribution channel were $19.4 million, a decrease of $6.1 million, or 23.9%, as compared to $25.5 million in the same period of the prior year primarily due to the decrease in premiums written for our affiliated insurance products. Our retail strategy is to operate our owned stores as an independent agency, allowing us to provide customers with the choice of the best combination of pricing and features from among both our own insurance products and those of third party insurers. Under current market conditions, gross premiums written by our insurance companies have decreased while premiums written through third parties have increased. The impact can be seen in the increase in our third party commissions as discussed below. In our independent agency distribution channel, gross premiums written were $40.4 million, a decrease of $743,000, or 1.8%, as compared to $41.2 million for the same period in 2005, principally due to decreased production in our Texas, Illinois and Florida underwriting agencies. Gross premiums written for our unaffiliated agencies were $8.6 million, an increase of $585,000, or 7.3%, as compared to $8.0 million in the prior year. The change was primarily due to $3.6 million in gross premiums written on new programs in California and Arizona, offset by the run-off of two of our programs in California, and programs in Utah, Alabama and Georgia.
Gross premiums written for the nine months ended September 30, 2006 were $223.0 million, a decrease of $31.2 million, or 12.3%, as compared to $254.1 million for the same period in 2005. In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance products only and do not include premiums written for third party products. Gross premiums written in our retail distribution channel of $71.2 million decreased by $21.3 million, or 23.1%, as compared to $92.5 million in the prior year, primarily due to continued increased competition in our Texas, Florida and Midwest markets as well as the decrease in premiums written for our affiliated insurance products as discussed above. In our independent agency distribution channel, gross premiums written were $120.8 million, a decrease of $6.2 million, or 4.9%, as compared to $127.0 million for the same period in 2005, principally due to decreased production in our Texas, Illinois and Florida underwriting agencies, partially offset by production in our Michigan operation that was acquired in July 2005. Gross premiums written for our unaffiliated agencies were $30.9 million, a decrease of $3.4, or 10.0%, as compared to $34.3 million in the prior year. The decrease was primarily due to run-off of two of our programs in California, and programs in Alabama, Georgia and Utah, partially offset by $10.4 million in gross premiums written on new programs in California and Arizona.
The following table displays our gross premiums written by state for the three and nine months ended September 30, 2006 and September 30, 2005 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Texas	$18,777	$20,974	$(2,197)	-10.5%	$62,477	$83,671	$(21,194)	-25.3%
Illinois	15,682	19,726	(4,044)	-20.5%	54,304	62,173	(7,869)	-12.7%
California	7,354	6,388	966	15.1%	29,071	28,000	1,071	3.8%
Florida	5,490	7,613	(2,123)	-27.9%	15,138	21,348	(6,210)	-29.1%
Indiana	3,773	5,294	(1,521)	-28.7%	14,499	18,602	(4,103)	-22.1%
South Carolina	4,714	4,928	(214)	-4.3%	15,381	16,066	(685)	-4.3%
New Mexico	2,500	3,242	(742)	-22.9%	8,295	10,022	(1,727)	-17.2%
Michigan	5,282	4,111	1,171	28.5%	13,136	4,111	9,025	219.5%
Missouri	3,639	817	2,822	345.4%	8,817	3,582	5,235	146.1%
Utah	277	1,435	(1,158)	-80.7%	277	7,249	(6,972)	-96.2%
Other	995	293	702	239.6%	1,568	(703)	2,271	-323.0%

Total	$68,483	$74,821	$(6,338)	-8.5%	$222,963	$254,121	$(31,158)	-12.3%

Commission and Fee Income. Another measurement of our performance is the relative level of production of commission income and fees. Commission income and fees consists of three principal types, including (a) the commission income and fees earned by our underwriting agencies on business that is not written or retained by us, (b) policy and agency fees earned for business written or assumed by our insurance companies both through independent agents and our retail agencies and (c) the commissions earned on sales of unaffiliated (third-party) insurance companies’ products sold by our retail agencies. These various types of commissions and fees are impacted in different ways by the corporate decisions we make in pursuing our corporate strategy.
Commission income and fees earned by our underwriting agencies on business that is not written or retained by us. We only earn this income when we reinsure a portion of our insurance business to other parties. Over the past several years we have substantially eliminated our reinsurance contracts and, as a result, this income source has been almost eliminated. Instead, we generate additional premium on the retained business, providing one of the sources of the increase in our written premiums as discussed above. Had we continued to utilize reinsurance, our earned premiums would have been reduced but we would have earned greater commission income and fees for servicing the policies.
Policy and agency fees earned for business written or assumed by our insurance companies both through independent agents and our retail agencies. These policy fees and agency fees are small fees charged to the customers in connection with their purchase of coverage from our insurance carriers. We can increase or decrease agency fees at will, but policy fees must be approved by the applicable department of insurance. In mid-year 2006, we reduced or eliminated the agency fees in our retail stores to reduce the cost to the customer of purchasing coverage from us. Our expectation is that this will increase the overall level of sales and thereby increase our commission income (if the product sold is a third party carrier’s coverage) and earned premiums (if the product sold is our own insurance carrier’s coverage). This change in our agency fee implementation reduces our near-term commission and fee income but should increase our long-term profitability as those incremental commissions from third party carriers and earned premiums at our own insurance carriers are earned into revenue over the service life of the incremental policies sold.
The commissions earned on sales of unaffiliated (third-party) insurance companies’ products sold by our retail agencies. As described above, in our owned retail stores, there has been a shift in the relative proportion of the sales of third party products relative to sales of our own carriers’ products due to the relative competitiveness of our insurance products. This has resulted in an increase in our commissions and fees income from non-affiliated third party insurers. We negotiate commission rates with the various third party carriers whose products we agree to sell in our retail stores. As a result, the level of third party commissions will also vary depending upon the mix by carrier of third party products that are sold.
Loss and Loss Adjustment Expense. Since the single largest expense of an insurance company is the loss and loss adjustment expense, another measurement of our performance is the level of such expense, specifically as a ratio to earned premiums. Our loss and loss adjustment expense is a blend of the specific estimated and actual cost of providing the coverage contracted by the purchasers of our insurance policies. We maintain reserves to cover our estimated ultimate liability for losses and related loss adjustment expenses for both reported and unreported claims on the insurance policies issued by our insurance companies. The establishment of appropriate reserves is an inherently uncertain process, involving actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of claims based on historical claims information, estimates of future trends in claims severity and other variable factors such as inflation. Due to the inherent uncertainty of estimating reserves, reserve estimates can be expected to vary from period to period. To the extent that our reserves prove to be inadequate in the future, we would be required to increase our reserves for losses and loss adjustment expenses and incur a charge to earnings in the period during which such reserves are increase. We have a limited history in establishing reserves and the historic development of our reserves for losses and loss adjustment expenses is not necessarily indicative of future trends in the development of these amounts.
If existing estimates of the ultimate liability for losses and related loss adjustment expenses are lowered, then that favorable development is recognized in the subsequent period in which the reserves are reduced. This has the effect of benefiting that subsequent period, when the aggregate loss and loss adjustment expenses (reflecting the favorable development related to previously reported earned premiums) are reduced relative to that period’s earned premium. Although the favorable development must be included in that subsequent period’s financial statements, it is appropriate for measurement purposes to compare only the loss and loss adjustment expenses related to the period’s earned premiums in evaluating performance during that particular period.
Overall, we continue to see favorable frequency trends and moderating severity trends on an aggregate basis. In a period of stable premium rates, these trends would have resulted in generally stable loss ratios (the ratio of loss and loss adjustment expense to earned premiums). However, the current competitive environment has lead management of our insurance carrier to selectively reduce rates in certain markets and on certain products. Such rate decreases constrict our insurance margins and increase our loss ratios.
Selling, General and Administrative Expenses. Another measurement of performance that addresses the efficiency of the company is the level of selling, general and administrative expenses. Our selling, general and administrative expenses include not only the cost of acquiring the policies (the amortization of the deferred acquisition cost) and managing our insurance carriers and the retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs. We recognize that our customers are primarily motivated by low prices. As a result, we need to keep our costs as low as possible to be able to keep our prices affordable to maximize our sales while still maintaining profitability.
Deferred policy acquisition costs represent the deferral of expenses that we incur acquiring new business or renewing existing business. Policy acquisition costs, consisting of primarily commission, premium taxes, underwriting and agency expenses, are deferred and then charged against income ratably over the terms of the related policies through amortization of the deferred policy acquisition cost. Thus, the amortization of deferred acquisition cost is correlated with earned premium and the ratio of amortization of deferred acquisition costs to earned premium in an accounting period is another measurement of performance.

Results of Operations
The following table summarizes our consolidated results of operations (dollars in thousands except share data and ratio computations).

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
		Restated			Restated
Revenues
Net premiums earned	$71,877	$77,544	-7.3%	$218,668	$222,921	-1.9%
Commission income and fees	14,420	19,721	-26.9%	46,471	62,423	-25.6%
Net investment income	2,233	1,447	54.3%	6,447	4,057	58.9%
Net realized gains (losses)	(78)	5	NM	(444)	11	NM

Total revenues	88,452	98,717	-10.4%	271,142	289,412	-6.3%

Expenses
Losses and loss adjustment expenses	46,044	47,350	-2.8%	140,777	143,134	-1.6%
Selling, general and administrative expenses	32,979	40,097	-17.8%	99,774	109,919	-9.2%
Depreciation and amortization	1,094	912	20.0%	3,213	2,934	9.5%
Interest expense	1,085	1,124	-3.5%	3,256	2,499	30.3%

Total expenses	81,202	89,483	-9.3%	247,020	258,486	-4.4%

Net income before income taxes and minority interest	7,250	9,234	-21.5%	24,122	30,926	-22.0%
Income tax expense	2,278	3,274	-30.4%	7,954	10,961	-27.4%
Minority interest, net of income taxes	—	217	NM	81	576	-85.9%

Net income	$4,972	$5,743	-13.4%	$16,087	$19,389	-17.0%

Net income per common share — Basic	$0.33	$0.39	-15.4%	$1.05	$1.21	-13.2%

Net income per common share — Diluted	$0.33	$0.38	-13.2%	$1.05	$1.19	-11.8%

Weighted average shares outstanding — Basic	15,139,571	14,893,310	1.7%	15,296,893	15,978,852	-4.3%
Weighted average shares outstanding — Diluted	15,186,777	15,165,677	0.1%	15,327,137	16,231,333	-5.6%

Operational Information
Gross premiums written	$68,483	$74,821	-8.5%	$222,963	$254,121	-12.3%
Net premiums written (1)	$68,357	$72,777	-6.1%	$223,535	$249,576	-10.4%
Percentage retained (1)	99.8%	97.3%		100.3%	98.2%

Loss Ratio	64.1%	61.1%		64.4%	64.2%
Expense Ratio	27.3%	27.5%		25.8%	22.6%

Combined Ratio	91.4%	88.5%		90.2%	86.8%

(1)	Includes reversal of premiums previously ceded resulting from termination of 25% quota share reinsurance agreement with FolksAmerica for business produced by our Florida underwriting agency, Space Coast, effective May 1, 2006.
Comparison of the Three Month Periods Ended September 30, 2006 and September 30, 2005
Total revenues for the three months ended September 30, 2006 were $88.5 million, a decrease of $10.3 million, or 10.4%, as compared to total revenues of $98.7 million for the same period in 2005. The decrease in revenues was primarily due to a 7.3% decrease in earned premium as well as a 26.9% decrease in commission income and fees. Earned premium decreased due to the 8.5% decrease in gross premiums written in the current period as well as decreases in previous periods. The decrease in commission income and fees is due to our insurance companies retaining more premiums as well as a change in our fees charged.

The largest component of our revenues is net premiums earned on insurance policies issued by our three affiliated insurance carriers. Net premiums earned for the three months ended September 30, 2006 were $71.9 million, a decrease of $5.7 million, or 7.3%, as compared to $77.5 million in the same period of the prior year. Since insurance premiums are earned over the service period of the policies, our revenue in the current period includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. As shown in the table below, net premiums earned on insurance products sold through the unaffiliated MGA distribution channel decreased by $3.6 million, or 26.8% as compared to the prior year period while net premiums earned on policies sold through our affiliated distribution channels (retail and independent agency) decreased by or $2.1 million, or 3.3%. As previously disclosed, for strategic reasons we have chosen to reduce our emphasis on the unaffiliated MGA distribution channel. In our retail distribution channel, our strategy of operating our owned stores as independent agencies has resulted in a greater proportion of premiums to be written through third party carriers (for which we earn commission income rather than premium revenue) due to the more favorable pricing offered to customers by the third party carriers in the current competitive market.

	Three Months Ended
	September 30,
	2006	2005	% Change
Our underwriting agencies	$62,163	$64,270	-3.3%
Unaffiliated underwriting agencies	9,714	13,274	-26.8%

Total net premiums earned	$71,877	$77,544	-7.3%

Commission income and fees consists of (a) the commission income and fees earned by our underwriting agencies on business that is not written or retained by us, (b) policy and agency fees earned for business written or assumed by our insurance companies (affiliated) both through independent agents and our retail agencies and (c) the commissions and agency fees earned on sales of unaffiliated (third-party) insurance companies’ products sold by our retail agencies. The table below displays the components of consolidated commission income and fees earned for the three months ended September 30 (dollars in thousands):

	Three Months Ended September 30,
	2006	2005	Variance	Variance
			($)	(%)
Income on non-retained business
- MGA commissions	$195	$2,370	$(2,175)	-92%
- Claims service fee income	428	1,601	(1,173)	-73%

Affiliated
- Policyholder fee income	10,237	11,772	(1,535)	-13%
- Agency fees	211	1,102	(891)	-81%

Non-affiliated income — third party
-Commissions and fees	3,305	2,607	698	27%
- Agency fees	44	269	(225)	-84%

Total commission income and fees	$14,420	$19,721	$(5,301)	-27%

Commission income and fees for the three months ended September 30, 2006 were $14.4 million, a decrease of $5.3 million, or 26.9%, as compared to $19.7 million in the same period of the prior year. This decrease is primarily related to our increased retention of business written and assumed by our insurance companies. In our agencies, we earn commission income and fees that are based on premiums earned in the current period but written in both current and prior periods. In consolidation, we eliminate our agencies’ commission income and fees based on business that our insurance companies retain against our agencies’ expenses. Therefore, when we retain a higher percentage of our written premiums, we eliminate a greater portion of our agencies’ commission income and fees.
In connection with our strategy of operating our retail stores as independent agencies, in many of our markets we reduced or eliminated the agency fee charged to a customer when a policy is written. This allows us to offer our customers a more affordable down payment on the insurance product that best meets their needs. By foregoing these fees, we expect to gain new customers and increase premiums written. This resulted in approximately $1.1 million reduction in agency fees for both affiliated and non-affiliated business compared to the prior period in 2005. We believe that this reduction will be offset by an increase in the commission income earned on incremental sales of third party products and earned premiums on incremental sales of our own insurance products. Commission income from sales of third party business is earned over time as the customers pay their premiums to the third party carriers. For the three months ended September 30, 2006, commission income and fees for sales of third party products were $3.3 million, an increase of $698,000 or 26.8%, compared to $2.6 million in the same period of the prior year.
Net investment income for the three months ended September 30, 2006 was $2.2 million, an increase of $786,000, or 54.3%, compared to $1.4 million for the same period in 2005. The increase was primarily a result of a 26.6% increase in total invested assets to $226.7 million at September 30, 2006 from $179.3 million at September 30, 2005.

The increase in invested assets is primarily the result of increased cash flows from insurance operations. The average investment yield was 3.3% (4.6% on a taxable equivalent basis) in the third quarter of 2006.
Losses and loss adjustment expenses for the three months ended September 30, 2006 were $46.0 million, a decrease of $1.3 million, or 2.8%, as compared to $47.4 million for the same period in 2005. The decrease was primarily due to favorable loss development in the current period as compared to loss estimates made in previous periods. Our third quarter of 2006 loss and loss adjustment expense ratio was 64.1% as compared to 61.1% for the third quarter of 2005. The increase in our overall loss and loss adjustment expense ratio is primarily due to less favorable loss development on prior years’ business than we experienced in the prior year. The impact from the favorable loss ratio development on our loss and loss adjustment expense ratio was 4.1% for the three months ended September 30, 2006 as compared to 8.5% for the same period in the prior year. The following table displays the impact of favorable loss development on prior years’ business on our loss and loss adjustment expense ratio for the three months ended September 30, 2006:

	Three Months Ended
	September 30,
	2006	2005
Loss and loss adjustment expense ratio — current period	68.2%	69.6%
Favorable loss ratio development — prior period business	–4.1%	–8.5%

Reported loss and loss adjustment expense ratio	64.1%	61.1%

Selling, general and administrative expenses for the three months ended September 30, 2006 were $33.0 million, a decrease of $7.1 million, or 17.8%, as compared to $40.1 million for the same period in 2005. As shown in the table below, expenses consist primarily of policy acquisition costs (amortization of deferred policy acquisition costs). Policy acquisition costs, primarily commissions, premium taxes and underwriting expenses related to issuing a policy, are deferred and charged against income ratably over the remaining service periods of the policies produced. Accordingly, amortization of deferred policy acquisition costs is correlated with earned premium. Earned premiums are down 7.3% for the third quarter of 2006 as compared to the prior year, so amortization of deferred policy acquisition costs is down commensurately. The following table displays the change in capitalized deferred acquisition costs as well as the impact that amortization of the deferred acquisition costs has on selling, general and administrative expenses:

	Three Months Ended
	September 30,
	2006	2005
	(dollars in thousands)
Beginning deferred acquisition costs (“DAC”)	$26,944	$27,796
Additions	17,625	18,241
Amortization of DAC	(18,564)	(19,280)

Ending deferred acquisition costs	$26,005	$26,757

Amortization of DAC as % of Earned Premium	25.8%	24.9%

Policy acquisition costs (amortization of DAC)	$18,564	$19,280
Other selling, general and administrative expenses	14,415	20,817

Total selling, general and administrative expenses	$32,979	$40,097

Total SG&A expenses as % of Earned Premium	45.9%	51.7%

As of September 30, 2006, we employed 986 employees as compared to 1,221 as of September 30, 2005.
Our expense ratio for the three months ended September 30, 2006 decreased to 27.3%, as compared to 27.5% for the same period in 2005. The decrease is primarily due to a decrease in policy acquisition costs and other selling, general and administrative expenses due to decreased production as discussed above. The expense ratio calculation treats all commission income and fees as a reduction in the dividend, with the divisor consisting of earned premium only. Therefore, the improvement in our expense ratio (reflecting the reduced level of selling, general and administrative expenses) would have been greater but was largely offset by the reduction in our total commission income and fees, as described above.
Depreciation and amortization expenses for the three months ended September 30, 2006 were $1.1 million, an increase of $182,000, or 16.6% compared to $912,000 for the same period in 2005. Depreciation expense increased by $14,000 for the three months ended September 30, 2006 as compared the same period in 2005. In addition, there was an increase of $168,000 in amortization expense primarily due to non-competition agreements with two former executives.
Interest expense for the three months ended September 30, 2006 was $1.1 million, a decrease of $39,000 or 3.4%, as compared to $1.1 million for the same period in 2005. Interest expense is primarily related to our $56.7 million notes payable, which were issued in December 2004 and June 2005 following our private placement of $30.0 million and $25.0 million, respectively, of trust preferred securities. Our weighted average interest cost during the three months ended September 30, 2006 was 7.66%.
Pretax income for the three months ended September 30, 2006 was $7.3 million, a decrease of $2.0 million, or 21.5%, as compared to $9.2 million for the same period in 2005.
Income tax expense for the three months ended September 30, 2006 was $2.3 million, or an effective rate of 31.4%, as compared to income tax expense of $3.3 million, or an effective rate of 35.5%, for the same period in 2005. The decrease in our effective rate is due to the increased level of tax exempt income, which has a favorable tax impact. Net investment income represented 30.8% of our income before income taxes in 2006 as compared to 15.7% in 2005.
Minority interest, net of income taxes, for the three months ended September 30, 2006 was zero as compared to $217,000 for the same period in 2005. We no longer recognize minority interest due to our purchase of the remaining 27.0% interest in our Florida underwriting agency from the minority holders in March 2006. We currently own 100% of this underwriting agency.
Comparison of the Nine Month Periods Ended September 30, 2006 and September 30, 2005
Total revenues for the nine months ended September 30, 2006 were $271.1 million, a decrease of $18.3 million, or 6.3%, as compared to total revenues of $289.4 million for the same period in 2005. The decrease in revenues was primarily due to the decrease in commission income and fees of 25.6%. The decrease in commission income and fees is due to our insurance companies retaining more premiums as well as a change in our fees charged.
For the nine months ended September 30, 2006, net premiums written exceeded gross premiums written. This was primarily the result of $2.4 million of negative ceded premiums written resulting from the termination of a 25% quota-share reinsurance agreement effective May 1, 2006 for business produced by Space Coast, our Florida underwriting agency.
The largest component of our revenues is net premiums earned on insurance policies issued by our three affiliated insurance carriers. Net premiums earned for the nine months ended September 30, 2006 were $218.7 million, a decrease of $4.3 million, or 1.9%, as compared to $222.9 million in the same period of the prior year. Since insurance premiums are earned over the service period of the policies, our revenue in the current period includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. As shown in the table below, net premiums earned on insurance products sold through the unaffiliated MGA distribution channel decreased by $12.8 million, or 29.5% as compared to the prior year period. As previously disclosed, for strategic reasons we have chosen to reduce our emphasis on the unaffiliated MGA distribution channel. Net premiums earned on policies sold through our affiliated distribution channels (retail and independent agency) increased by $8.5 million, or 4.7%, for the nine months ended September 20, 2006 as compared the comparable period in the prior year. This increase reflects our increased retention of policies written by our insurance carriers in the last year, as compared to the higher level of reinsurance used in prior periods.

	Nine Months Ended
	September 30,
	2006	2005	% Change

Our underwriting agencies	$188,201	$179,679	4.7%
Unaffiliated underwriting agencies	30,467	43,242	-29.5%

Total net premiums earned	$218,668	$222,921	-1.9%

Commission income and fees consists of (a) the commission income and fees earned by our underwriting agencies on business that is not written or retained by us, (b) policy fees earned for business written or assumed by our insurance companies (affiliated) both through independent agents and our retail agencies and (c) the commissions earned on sales of unaffiliated (third-party) insurance companies’ products sold by our retail agencies. The table below displays the components of consolidated commission income and fees earned for the nine months ended September 30 (dollars in thousands):

	Nine Months Ended
	September 30,
	2006	2005	Variance	Variance
			($)	(%)
Income on non-retained business
- MGA commissions	$1,448	$6,217	$(4,769)	-77%
- Claims service fee income	1,970	8,331	(6,361)	-76%

Affiliated
- Policyholder fee income	30,238	33,356	(3,118)	-9%
- Agency fees	1,771	3,728	(1,957)	-52%

Non-affiliated income — third party
-Commissions and fees	10,573	9,806	767	8%
- Agency fees	471	985	(514)	-52%

Total commission income and fees	$46,471	$62,423	$(15,952)	-26%

Commission income and fees for the nine months ended September 30, 2006 were $46.5 million, a decrease of $16.0 million, or 25.6%, as compared to $62.4 million for the same period in 2005. This decrease is primarily related to an overall decrease in business written due to increased competition and our increased retention of business written and assumed by our insurance companies. In our agencies, we earn commission income and fees that are based on premiums earned in the current period but written in both current and prior periods. In consolidation, we eliminate our agencies’ commission income and fees based on business that our insurance companies retain against our agencies’ expenses. Therefore, when we retain a higher percentage of our written premiums, we eliminate a greater portion of our agencies’ commission income and fees.
In connection with our strategy of operating our retail distribution channel of operating our retail stores as independent agencies, in many of our markets we reduced or eliminated the agency fee charged to a customer when a policy is written. This allows us to offer our customers a more affordable down payment on the insurance product that best meets their needs. By foregoing these fees, we expect to gain new customers and increase premiums written. This resulted in approximately $2.5 million reduction for agency fees for both affiliated and non-affiliated business in the current period as compared to the prior period in 2005. We believe that this reduction will be offset by an increase in the commission income earned on incremental sales of third party products and earned premiums on incremental sales of our own insurance products. Commission income from sales of third party business is earned over time as the customers pay their premiums to the third party carriers. For the nine months ended September 30, 2006, commission income and fees for sales of third party products were $10.6 million, an increase of $767,000 or 7.8%, compared to $9.8 million in the same period of the prior year.
Net investment income for the nine months ended September 30, 2006 was $6.4 million, an increase of $2.4 million, or 58.9%, compared to $4.1 million in the same period in 2005. The increase was primarily a result of a 26.4% increase in total invested assets to $226.7 million at September 30, 2006 from $179.3 million at September 30, 2005. The increase in invested assets is primarily the result of increased cash flows from insurance operations. The average investment yield was 3.4% (4.8% on a taxable equivalent basis) the nine months ended September 30, 2006.
Losses and loss adjustment expenses for the nine months ended September 30, 2006 were $140.8 million, a decrease of $2.4 million, or 1.6%, as compared to $143.1 million for the same period in 2005. The decrease was primarily due to favorable loss development in the current period as compared to loss estimates made in previous periods.

Our loss and loss adjustment expense ratio for the nine months ended September 30, 2006 was 64.4% as compared to 64.2% for the same period in 2005. The increase in our overall loss and loss adjustment expense ratio is primarily due to less favorable loss development on prior years’ business than we experienced in the prior year. The impact from the favorable loss ratio development on our loss and loss adjustment expense ratio was 3.9% for the nine months ended September 30, 2006 as compared to 4.7% in the prior year. The following table displays the impact of favorable loss development on prior years’ business on our loss and loss adjustment expense ratio for the three months ended September 30, 2006:

	Nine Months Ended
	September 30,
	2006	2005
Loss and loss adjustment expense ratio — current period	68.3%	68.9%
Favorable loss ratio development — prior period business	–3.9%	–4.7%

Reported loss and loss adjustment expense ratio	64.4%	64.2%

Selling, general and administrative expenses for the nine months ended September 30, 2006 were $99.8 million, a decrease of $10.1 million, or 9.2%, as compared to $109.9 million for the same period in 2005. As shown in the table below, expenses consist primarily of policy acquisition costs (amortization of deferred policy acquisition costs). Policy acquisition costs, primarily commissions, premium taxes and underwriting expenses related to issuing a policy, are deferred and charged against income ratably over the remaining service periods of the policies produced. Accordingly, amortization of deferred policy acquisition costs is correlated with earned premium. Earned premiums are down 1.9% for the nine months ended September, 2006 as compared to the same period in 2005, so amortization of deferred policy acquisition costs is down commensurately. The following table displays the change in capitalized deferred acquisition costs as well as the impact that amortization of the deferred acquisition costs has on selling, general and administrative expenses:

	Nine Months Ended
	September 30,
	2006	2005
	(dollars in thousands)
Beginning deferred acquisition costs (“DAC”)	$24,453	$19,118
Additions	57,672	63,546
Amortization of DAC	(56,120)	(55,907)

Ending deferred acquisition costs	$26,005	$26,757

Amortization of DAC as % of Earned Premium	25.7%	25.1%

Policy acquisition costs (amortization of DAC)	$56,120	$55,907
Other selling, general and administrative expenses	43,654	54,012

Total selling, general and administrative expenses	$99,774	$109,919

Total SG&A expenses as % of Earned Premium	45.6%	49.3%
Our expense ratio for the nine months ended September 30, 2006 increased to 25.8%, as compared to 22.6% in the prior year even though our total selling, general and administrative expenses declined in the period. The expense ratio calculation treats all commission income and fees as a reduction in the dividend, with the divisor consisting of earned premium only. Therefore, the increase in our expense ratio is due, in part, to the decision to reduce or eliminate agency fees for policies sold in our retail locations as discussed above. Agency fees are a direct component of commission income and fees.

Depreciation and amortization expenses for the nine months ended September 30, 2006 were $3.2 million, an increase of $279,000, or 9.5% compared to $2.9 million for the same period in 2005. Depreciation expense decreased by $250,000 for the nine months ended September 30, 2006 as compared to the same period in 2005. This decrease was offset by an increase of $529,000 in amortization expense primarily due to non-competition agreements with two former executives.
Interest expense for the nine months ended September 30, 2006 was $3.3 million, an increase of $757,000, or 30.3%, as compared to $2.5 million for the same period in 2005. Interest expense is primarily related to our $56.7 million notes payable, which were issued in December 2004 and June 2005 following our private placement of $30.0 million and $25.0 million, respectively, of trust preferred securities. Our weighted average interest cost during the nine months ended September 30, 2006 was 7.66%.
Pretax income for the nine months ended September 30, 2006 was $24.1 million, a decrease of $6.8 million, or 22.0%, as compared to $30.9 million for the same period in 2005.
Income tax expense for the nine months ended September 30, 2006 was $8.0 million, or an effective rate of 33.0%, as compared to income tax expense of $11.0 million, or an effective rate of 35.4%, for the same period in 2005. The decrease in our effective tax rate is primarily related to the increased level of tax exempt investment income, which has a favorable tax impact. Net investment income represented 26.7% of our income before income taxes in 2006 as compared to 13.1% in 2005.
Minority interest, net of income taxes, for the nine months ended September 30, 2006 was $81,000 as compared to $576,000 for the same period in 2005. The decrease is due to our purchase of the remaining 27.0% interest in our Florida underwriting agency from the minority holders in March 2006. We now own 100% of this underwriting agency.
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
There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of September 30, 2006, we had $14.3 million of cash at the holding company level and $1.1 million of cash and cash equivalents at our non-insurance company subsidiaries. Of the remaining cash and cash equivalents, $22.0 million in our insurance company is invested in money market funds and $8.0 million was held for purchases of securities that were purchased in September 2006 but settled in October 2006.
State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. An extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s as of the preceding December 31 or the insurance company’s net income for the 12-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurance company’s remaining surplus after payment of a dividend or other distribution to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. In 2006, our insurance companies may pay up to $13.0 million in ordinary dividends without prior regulatory approval. We intend to maintain our current retention level of gross premiums written by our insurance companies, however, our insurance companies may pay us dividends if we determine that their policyholders’ surplus is greater than is required based on the volume of business they write. Our insurance companies’ statutory surplus as of September 30, 2006 was $136.1 million, as compared to $133.9 million at June 30, 2006, $130.0 million at March 31, 2006 and $129.5 million at December 31, 2005.
The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At September 30, 2006, the capital ratios of our three insurance companies substantially exceeded the risk-based capital requirements. As of September 30, 2006, the capital ratios of our three insurance companies exceeded the highest level for regulatory action under the risk-based capital guidelines.
On October 11, 2005, A.M. Best affirmed the financial strength rating of B+ (Very Good) of our insurance subsidiaries, Affirmative Insurance Company and Insura. All rating outlooks of our insurance companies have been changed from stable to positive. Our rating of B+ (Very Good) is the sixth highest of 15 rating levels. However, following our announcement on October 17, 2006 of a definitive agreement under which we will acquire 100% of the membership units of USAgencies, A.M. Best placed the financial strength rating (FSR) of B+ (Very Good) and the issuer credit ratings (ICR) of “bbb-” of Affirmative Insurance Group, as well as the ICR of “bb-” of our parent company, Affirmative Insurance Holdings, Inc., or Affirmative Holdings, under review with negative implications. While it is anticipated that subsequent to the completion of the acquisition, our combined entities will maintain favorable risk-adjusted capitalization and operating performance relative to our current rating level, A.M. Best will need to consider the projected high intangible financial leverage position of Affirmative Holdings.
Net cash provided by operating activities was $31.3 million for the nine months ended September 30, 2006, as compared to $57.1 million in the same period of 2005. The decrease in operating cash flow is primarily due to loss payments in 2006 of $16.8 million related to the novation that was accounted for in the third quarter of 2005 and the commutation that was accounted for in the fourth quarter of 2005, as well as the receipt of $14.2 million in 2005 for the novation.
Net cash used in investing activities was $17.2 million for the nine months ended September 30, 2006, as compared to net cash used in investing activities of $31.5 million for the same period in 2005. The decrease in cash used in investing activities was primarily due to the $16.3 million net decrease in bonds acquired as compared to the previous year’s period, offset by $220,000 increase in cash used for property, plant and equipment in 2006 as compared to the same period in 2005, and an increase in payments for acquisitions in 2006. In 2006 $3.2 million was paid for the minority interest buyout of Space Coast, $779,000 in contingent purchase price adjustments related to prior acquisitions and $289,000 for retail store and franchise purchases. In 2005, $1.1 million was paid for retail store purchases, $1.0 was paid for the acquisition of IPA and approximately $500,000 was paid in contingent purchase price adjustments.
Net cash used in financing activities was $4.9 million for the nine months ended September 30, 2006 and is primarily related to cash of $4.1 million used to repurchase our common stock in connection with our stock repurchase program and $915,000 to pay dividends. Net cash used in financing activities was $4.6 million for the nine months ended September 30, 2005 and is primarily related to cash used of $28.0 million to purchase our common stock from Vesta, offset by $24.4 million received from the private placement of trust preferred securities, net of fees, in September 2005, to fund this purchase. In addition, $971,000 was used to pay dividends for the nine months ended September 30, 2005.
We believe that existing cash and investment balances, as well as new cash flows generated from operations and available borrowings under our credit facility, will be adequate to meet our capital and liquidity needs during the 12-month period following the date of this report at both the holding company and insurance company levels.
Effective October 12, 2006, we entered into a Purchase and Sale Agreement with the unit holders of USAgencies, L.L.C. Under the agreement, we agreed to acquire from the sellers all of the issued and outstanding membership interests of USAgencies for $200 million. The purchase price is subject to adjustment at the closing based on the estimated amount of indebtedness, the estimated transaction expenses and the estimated adjustment to the Book Value as defined in the agreement. Additionally, the purchase price may be subject to a post-closing adjustment based on the actual indebtedness of USAgencies, the actual expenses of the transaction and the actual Book Value of the Target. The transaction is subject to regulatory approval and other usual closing conditions associated with similar transactions. We believe that following this transaction we will still be able to meet our capital and liquidity needs.

Special Note Regarding Forward-Looking Statements
Any statement contained in this report that is not a historical fact, or that might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in our filings with the Securities and Exchange Commission. If any of these assumptions or opinions proves incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe that interest rate risk and credit risk are the two types of market risk to which we are principally exposed.
Interest rate risk. Our investment portfolio consists of investment-grade, fixed income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general the fair market value of a portfolio of fixed income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of less than three years. The fair value of our fixed income securities as of September 30, 2006 was $226.7 million. The effective duration of the portfolio as of September 30, 2006 was 0.8 years. Should the market interest rates increase 1.0%, our fixed income investment portfolio would be expected to decline in market value by 0.8%, or $1.8 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 0.8%, or $1.8 million, increase in the market value of our fixed income investment portfolio.
Credit risk. An additional exposure to our fixed income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment grade securities and limiting our exposure to any single issuer. As of September 30, 2006, our fixed income investments were invested in the following: U.S. Treasury securities — 2.5%, corporate securities — 4.2% and tax-exempt securities — 93.3%. As of September 30, 2006, all of our fixed income securities were rated “A-” or better by nationally recognized statistical rating organizations. The average quality of our portfolio was “AA+” as of September 30, 2006.
We invest our insurance portfolio funds in highly rated fixed income securities, generally tax exempt municipal securities. Our portfolio is managed by an outside investment advisor in compliance with investment policies provided by us. Information about our investment portfolio is as follows:

	As of	As of
	September 30,	December 31,
	2006	2005
Total invested assets ($ in thousands)	$226,665	$210,750
Tax equivalent book yield	4.76%	4.77%
Average duration in years	0.8	3.8
Average S&P rating	AA+	AA+

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
At September 30, 2006, we had $23.2 million receivables from reinsurers, including $20.4 million gross recoverable from VFIC. In June 2006, the Texas Department of Insurance placed most of Vesta’s insurance companies into rehabilitation, as discussed below. VFIC, which was subsequently placed into liquidation, is currently rated “F” (In Liquidation) by A.M. Best. According to our reinsurance agreement, if VFIC’s A.M. Best financial strength rating remained below “B+” we had the right to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amounts due to us from VFIC under the reinsurance agreement. Accordingly, on July 27, 2004, we notified Vesta to establish a trust account collateralizing the amount due to us, due to the fact that VFIC’s A.M. Best rating was below a “B+” after the consummation of our initial public offering. We have $22.8 million currently in a trust account to collateralize the $20.4 million gross recoverable from VFIC. Separately, we include $7.2 million included in Other Assets that is related to a receivable due from Vesta as part of the transfer of the insurance companies to us at December 31, 2003. The $7.2 million is not included in the previously mentioned $20.4 million gross recoverable. Vesta’s management has indicated that they believe that this amount has been settled, although they are unable to demonstrate any such payment, and that they will need additional supporting documentation from us to verify that they have not previously paid this amount in connection with settlements for other subsequent treaty periods. We consulted with Vesta’s management and provided them with the supporting reconciliations for all inception-to-date payments from December 31, 2003 through December 31, 2005 in order to help satisfy Vesta that this amount has not been settled and is still outstanding. We believe that our documentation will definitively support our position and that, as a result, Vesta will ultimately pay this liability. Should payment not be forthcoming, we are confident that we will prevail upon pursuing our other available options.
At September 30, 2006, $19.8 million was included in reserves for losses and loss adjustment expenses that reflect the amounts we owe to Vesta. We have $23.1 million in securities to collateralize this payable.
In May of 2006, certain of Vesta’s insurance companies, including VFIC, redomesticated to the state of Texas. Subsequently on June 28, 2006, an Agreed Order Appointing Rehabilitator and Permanent Injunction was issued by the Texas Department of Insurance (“Department”) whereby, based upon the Department’s findings, a rehabilitator was appointed, the company and certain of their officers were enjoined from various actions, and actions against the Vesta companies were stayed. On July 18, 2006, the Department then filed an Application for Order of Liquidation and Requested for Expedited Hearing that remains pending. Such Order was granted on August 1, 2006 as to VFIC.
As part of the terms of the acquisition of Affirmative Insurance Company and Insura, Vesta has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of September 30, 2006, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.
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
As of the end of the period, we carried out an evaluation, under the supervision and with the participation of our disclosure committee and management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2006, because, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the three month periods ended March 31, 2006 and June 30, 2006, management identified the material weakness further discussed below, which continued to exist at September 30, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Management identified the following control deficiency that continued to represent a material weakness in our internal control over financial reporting as of September 30, 2006:
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
Notwithstanding the material weakness described above, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
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
Management’s Remediation Initiatives
Management, with the oversight of the Audit Committee, has been aggressively addressing the above material weakness in our internal control over financial reporting and is committed to effectively remediating it as expeditiously as possible. Notwithstanding the remediation initiatives described below, the control deficiencies will not be considered remediated until new controls are implemented and operational for a sufficient period of time and are tested, and management concludes the new controls are operating effectively. Generally, formal training has been implemented to train the appropriate personnel on the responsibilities and importance of performing the controls to comply with corporate policies and procedures. Specifically, the following actions have been taken as part of the remediation initiatives:
To remediate the information technology material weakness described above, we have initiated plans to upgrade system access, and change controls including: enhancing supervisory control over the Information Technology (IT) department including system access and change controls; improving adherence to, and enhancing and/or developing policies and procedures to ensure proper access controls and change controls are maintained and monitored; and incorporating and/or utilizing software tools where appropriate to limit and restrict the ability of IT users to enter, change and view data and/or to provide a detailed history of changes to the applications and data. Management has entered into an agreement with Accenture to provide support for our day to day IT operations, as well as basic maintenance of our applications. Accenture is a global management consulting, technology services, and outsourcing company providing these services to some of the world’s leading companies, and are well qualified to leverage those skills and experiences at Affirmative.
As noted above, as of the end of the period, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Resulting from this evaluation it is noted that the previously reported material weaknesses over controls surrounding the elimination of inter-company transactions and over the accuracy and completeness of the reconciliation of certain balance sheet accounts have been remediated.
Management implemented additional supervisory procedures over the elimination of inter-company transactions including a detailed review by the chief financial officer and chief accounting officer ensuring that the elimination process is proper. The chief financial officer and chief accounting officer will perform the detailed review as needed if additional entities are purchased causing additional inter-company elimination transactions. The unaudited consolidated financial statements as of March 31, 2006, June 30, 2006 and September 30, 2006 were produced using the additional review and approval procedures; therefore we conclude that this material weakness has been remediated.
Management implemented enhanced monitoring and other appropriate supervisory procedures over the reconciliation process to ensure reconciling items are timely and adequately resolved for premium and fee receivables, as well as the other liability accounts. As a result of management’s testing and review, we conclude that this material weakness has also been remediated. The unaudited consolidated financial statements as of June 30, 2006 and September 30, 2006 were produced using the additional review and approval procedures; therefore we conclude that this material weakness has been remediated.
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
On September 6, 2006, an agreed order of dismissal was filed with the court to dismiss the lawsuit by Clarendon National Insurance Company against Affirmative Insurance Holdings, Inc.
With respect to the case of Hallberg, et al, in the state court action occurring in the Circuit Court of Cook County, Illinois, briefs in lieu of oral argument have been submitted and a final court ruling is forthcoming.
Item 1A. Risk Factors
There were no material changes from risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2005, in response to Item 1A to Part 1 of the Form 10-K
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
No repurchases were made by the Company during the three months ended September 30, 2006.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other information
None.

Item 6. Exhibits
a)	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

3.2	Amended and Restated Bylaws of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1 filed with the SEC on June 14, 2004, File No. 333-113793).

4.2	Form of Registration Rights Agreement between Affirmative Insurance Holdings, Inc. and Vesta Insurance Group, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.1	Fourth Amendment to Credit Facility (incorporated by reference to Exhibit 10.1 to Form 10Q filed with the SEC on August 9, 2006, File No. 000-50795).

10.2+	Employment Agreement, dated October 5, 2006, between Affirmative Insurance Holdings, Inc. and Kevin R. Callahan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8K filed with the SEC on October 10, 2006).

10.3	Purchase and Sale Agreement, dated October 3, 2006, by and among The Equityholders of USAgencies, L.L.C. and Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8K filed with the SEC on October 18, 2006).

10.4	Master Services Agreement, dated October 16, 2006, between Affirmative Insurance Holdings, Inc. and Accenture LLP (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8K filed with the SEC on October 20, 2006).

31.1*	Certification of Kevin R. Callahan, Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark E. Pape, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Kevin R. Callahan, Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Mark E. Pape, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management contract, compensatory plan or arrangement

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: November 9, 2006
/s/ Mark E. Pape

By: Mark E. Pape
Executive Vice President and Chief Financial Officer (and in his capacity as Principal Financial Officer)