Form 10-K
period 2006-12-31
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2007-03-16
CIK 1282543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50795

AFFIRMATIVE INSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2770432
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4450 Sojourn Drive, Suite 500 Addison, Texas	75001 (Zip Code)
(Address of principal executive offices)

(972) 728-6300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
The NASDAQ Stock Market LLC

Common Stock, par value $0.01 per share
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐ Yes     ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2006), based on the price at which the common equity was last sold on such date ($15.65): $113,892,171.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: the number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 6, 2007 was 15,361,848.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2007 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days from December 31, 2006.

Affirmative Insurance Holdings, Inc.

Index to Annual Report
on Form 10-K

Part I

Item 1.	Business

Affirmative Insurance Holdings, Inc., formerly known as Instant Insurance Holdings, Inc., was incorporated in Delaware on June 25, 1998 and completed an initial public offering of its common stock in July 2004. We are a distributor and producer of non-standard personal automobile insurance policies for individual consumers in targeted geographic markets. Non-standard personal automobile insurance policies provide coverage to drivers who find it difficult to obtain insurance from standard automobile insurance companies due to their lack of prior insurance, age, driving record, limited financial resources or other factors. Non-standard personal automobile insurance policies generally require higher premiums than standard automobile insurance policies for comparable coverage.

Our subsidiaries include three insurance companies, four underwriting agencies, five retail agencies with 158 owned stores (16 of which are located in leased space within supermarkets owned by a major supermarket chain under an agreement signed in late 2005) and 33 franchise store locations as of December 31, 2006. Our underwriting agencies utilize approximately 3,200 independent agencies to sell the policies that they administer. In addition, we have two unaffiliated underwriting agencies producing business for our insurance companies through approximately 4,200 independent agencies. We are currently active in offering insurance (both our own and insurance underwritten by other insurance carriers) directly to individual consumers through our owned retail stores in 8 states (Illinois, Texas, Missouri, Indiana, South Carolina, Florida, Kansas and Wisconsin) and distributing our own insurance policies through independent agents in 9 states (Illinois, Texas, Missouri, Indiana, South Carolina, Florida, California, Michigan and New Mexico). Today, the 11 states in which we operate collectively represent approximately 51% of the non-standard personal automobile insurance market. These combined states accounted for $14.6 billion in direct written premium in 2005, based on information from A.M. Best and our company analysis. We believe the states in which we operate are among the most attractive non-standard personal automobile insurance markets due to a number of factors, including size of market and existing regulatory and competitive environments.

On January 31, 2007, we completed the acquisition of USAgencies L.L.C. (“USAgencies”) in a fully-financed all cash transaction valued at approximately $200.0 million. USAgencies is a non-standard automobile insurance provider headquartered in Baton Rouge, Louisiana. It has 92 sales offices in Louisiana, Illinois and Alabama selling its products directly to consumers through its owned retail stores, virtual call centers and internet site. In 2006, USAgencies had gross written premium of approximately $177.1 million, an increase of 12.6% from 2005 gross written premiums of $157.3 million. The purchase of USAgencies was financed through $200.0 million in borrowings under a $220.0 million senior secured credit facility that was entered into concurrently with the completion of the acquisition. The acquisition gives us a leading market position in Louisiana, the 12th largest non-standard automobile insurance market. The transaction is effective as of January 1, 2007 for accounting purposes.

In May 2006, we received our insurance license for Affirmative Insurance Company of Michigan (“AIC — Michigan”) and we funded that company with an initial capital contribution of $9.0 million from Affirmative Insurance Company (“AIC”).

Between 2001 and 2003, our operations consisted of underwriting and retail agencies that produced non-standard personal automobile insurance policies for various insurance companies, including those of our then largest stockholder, Vesta Insurance Group, Inc. (“VIG”). During this period, our total revenues grew from $6.2 million to $146.5 million, and our total pretax income grew from a loss of $3.1 million to pretax income of $20.9 million. Substantially all of this growth was achieved through the acquisition of six regionally-branded underwriting agencies and/or retail agencies in 2001 and 2002, coupled with our subsequent implementation of disciplined underwriting, pricing and claims practices.

For periods prior to December 31, 2003, we also managed VIG’s non-standard personal automobile insurance business and VIG reported the financial results of this business in a separate financial reporting segment. As discussed below, as of December 31, 2003, VIG transferred to us two insurance companies and all future economic interest in VIG’s non-standard personal automobile insurance business. From 2000 to 2003, VIG reported that the total revenues for their non-standard personal automobile insurance business grew from $14.6 million to

$192.3 million, earned premium grew from $10.2 million to $167.4 million and pretax income grew from $3.9 million to $9.2 million.

Our historical revenues, prior to January 1, 2004, consisted primarily of commission income and fees earned by our agencies for premiums they produced. Beginning January 1, 2004, our revenues also included net premiums and investment income earned by our insurance companies resulting from the retention of the premiums produced by our underwriting agencies and other unaffiliated underwriting agencies that previously had been ceded to VIG. For the year ended December 31, 2006, our insurance companies recorded net premiums written of $284.8 million, or 99.5% of our gross premiums written, as compared to $315.5 million for the year ended December 31, 2005, representing 98.2% of gross premiums written in that year. Our insurance companies’ statutory surplus as of December 31, 2006 was $133.4 million as compared to $129.5 million as of December 31, 2005. Our increase in surplus was primarily due to statutory net income of $10.0 million and a decrease in nonadmitted assets of $5.3 million, offset by $11.5 million in dividends paid to us.

On June 14, 2005, VIG and Vesta Fire Insurance Corporation (“VFIC”) entered into a stock purchase agreement with New Affirmative LLC (“New Affirmative”), J.C. Flowers I LP and Delaware Street Capital Master Fund for the sale by VIG and VFIC of 5,218,228 shares of our common stock (“Stock Purchase Agreement”). New Affirmative was formed for the purpose of acquiring, holding, voting and disposing of the shares of our common stock acquired in connection with the Stock Purchase Agreement and any shares of our common stock that New Affirmative may acquire in the future. At the time of the agreement, New Affirmative was (i) 50% owned by DSC AFFM, LLC (“DSC AFFM”), an entity controlled by DSC AFFM Manager LLC (“DSC Manager”), the sole managing member of DSC AFFM, and Andrew G. Bluhm, the managing member of DSC Manager, and (ii) 50% owned by Affirmative Investment LLC (“Affirmative Investment”), an entity owned, in part, by the Enstar Group, Inc., and controlled by Affirmative Associates LLC (“Affirmative Associates”), the sole managing member of Affirmative Investment, and J. Christopher Flowers, the sole member and manager of Affirmative Associates. Simultaneously with the closing of the transactions contemplated by the Stock Purchase Agreement: (1) DSC AFFM contributed 1,459,699 shares of our common stock which were previously acquired in open market transactions by members of DSC AFFM and subsequently contributed to DSC AFFM, to New Affirmative and (2) Affirmative Investment contributed 1,183,000 shares of our common stock, previously acquired by it in open market transactions, to New Affirmative. VIG completed the sale to New Affirmative on August 30, 2005.

On August 31, 2006, DSC AFFM and Affirmative Investment consummated the transactions contemplated by a purchase agreement, dated August 4, 2006, pursuant to which DSC AFFM sold to Affirmative Investment all of the membership units of New Affirmative owned by DSM AFFM. As a result, Affirmative Investment now owns 100% of New Affirmative. As of December 31, 2006, New Affirmative owned 7,860,927 shares, or approximately 51.2% of our outstanding common stock.

Our Operating Structure

We believe that the delivery of non-standard personal automobile insurance policies to individual consumers requires the interaction of three basic operations, each with a specialized function:

•	Insurance companies, which possess the regulatory authority and capital necessary to issue insurance policies;

•	Underwriting agencies, which supply centralized infrastructure and personnel required to design and service insurance policies that are distributed through retail agencies; and

•	Retail agencies, which provide multiple points of sale under established local brands with personnel licensed and trained to sell insurance policies and ancillary products to individual consumers.

As of December 31, 2006, our subsidiaries included three insurance companies licensed to write insurance policies in 36 states, four underwriting agencies and five retail agencies with 158 owned retail store locations and 33 franchised retail store locations serving 11 states. The acquisition of USAgencies, effective January 1, 2007, will increase our operations by two insurance companies, 92 additional owned retail stores and a premium finance company.

Our three operating components often function as a vertically integrated unit, capturing the premium and associated risk and the commission income and fees generated from the sale of an insurance policy. There are other instances, however, when each of our operations functions with unaffiliated entities on an unbundled basis, either independently or with one or both of the other two operations. For example, our retail stores earn commission income and fees from sales of non-standard automobile insurance policies issued by third-party insurance carriers. Our owned underwriting agencies distributed our insurance policies through approximately 3,200 independent agencies in addition to our 158 owned and 33 franchised retail stores. In addition, as of December 31, 2006, our insurance companies had relationships with two unaffiliated underwriting agencies that design, distribute and service our policies through approximately 4,200 independent agencies.

We believe the ability to unbundle our operations and enter into a variety of business relationships with unaffiliated parties allows us to maximize sales penetration while managing growth strategies and industry cycles better than if we employed a single, vertically integrated operating structure.

Measurement of Performance

The Sales Process.  We are an insurance holding company engaged in the underwriting, servicing and distributing of personal non-standard automobile insurance policies and related products and services. We distribute insurance products through three distinct distribution channels: our owned retail stores, independent agents and unaffiliated underwriting agencies. We generate earned premiums and fees from policyholders through the sale of our insurance products. In addition, through our owned retail stores, we sell insurance policies of third-party insurers and thereby earn commission income from those third-party insurers and fees from the customers.

As part of our corporate strategy, we treat our owned retail stores as though they are independent agents, encouraging them to sell to their individual customers whatever products are most appropriate and affordable for those customers. We believe that this offers our retail customers the best combination of service and value, developing stronger customer loyalty and improving customer retention. In practice, this means that in our owned retail stores, the relative proportion of the sales of our own insurance products as compared to the sales of the third-party policies will vary depending upon the competitiveness of our own insurance products in the marketplace during the period. Recently, we have experienced a significant shift in this ratio towards third-party insurance carriers as we have enhanced our technology making it easier for our owned retail stores to sell third-party insurance products. Overall, applications for insurance provided by third-party carriers represented 41% of our retail applications for the year ended December 31, 2006 as compared to 30% in the prior year. This reflects our intention of maintaining the margins in our owned insurance carriers, even at the cost of business lost to other third-party carriers.

In response to the market conditions that have existed for the past several years, our owned insurance carriers have been developing and introducing new and better segmented products to serve our target markets, resulting in a slightly lower overall aggregate rate level and improving the competitiveness of our insurance products offered through our distribution channels. Management of our owned insurance carriers is responsible for developing and pricing our products, while maintaining and improving our insurance margins.

In the independent agency distribution channel and the unaffiliated underwriting agencies distribution channel, the effect of competitive conditions is the same as in our owned retail store distribution channel. As in our retail stores, independent agents (either working directly with us or through unaffiliated underwriting agencies) not only offer our products but also offer their customers a selection of products by third-party carriers. Therefore our insurance products must be competitive in pricing, features, commission rates and ease of sale or the independent agents will sell the products of those third-party insurance carriers instead of our products.

We believe that we are generally competitive in the markets we serve and we constantly evaluate our products relative to those of other carriers. As shown below, sales of our products through independent agencies have remained at the level of the prior year despite competitive market conditions largely due to the incremental business in Michigan during 2006 resulting from an acquisition in mid-2005.

For our owned insurance carriers, one measurement of our performance is the overall level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written by distribution channel for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004

Gross Premiums Written By:
Our underwriting agencies:
Our retail agencies	$86,760	$116,425	$102,414
Independent agencies	158,790	159,823	96,409

Subtotal	245,550	276,248	198,823
Unaffiliated underwriting agencies	40,588	44,654	82,962
Other	42	302	(60)

Total	$286,180	$321,204	$281,725

Commission Income and Fees.  Another measurement of our performance is the relative level of production of commission income and fees. Commission income and fees consists of three principal types, including (a) the commission income and fees earned by our underwriting agencies on insurance business that is not written or retained by us, (b) policy and agency fees earned for business written or assumed by our insurance companies both through independent agents and our retail agencies and (c) the commission income earned on sales of unaffiliated (third-party) insurance companies’ products sold by our retail agencies. These various types of commission income and fees are impacted in different ways by the corporate decisions we make in pursuing our corporate strategy.

Commission income and fees earned by our underwriting agencies on business that is not written or retained by us.  We only earn this income when we reinsure a portion of our insurance business to other parties. Over the past several years we have substantially eliminated our reinsurance contracts and, as a result, this income source has been almost eliminated. Instead, we generate additional premium on the retained business, increasing our earned premiums. Had we continued to utilize reinsurance, our earned premiums would have been reduced but we would have earned greater commission income and fees for servicing the policies. In the future, we may choose to increase the use of reinsurance, which could result in an increase in this type of commission income and fees.

Policy, installment and agency fees earned for business written or assumed by our insurance companies both through independent agents and our retail agencies.  These policy, installment and agency fees are small fees charged to the customers in connection with their purchase of coverage from our insurance carriers. We can increase or decrease agency and installment fees at will, but policy fees must be approved by the applicable department of insurance. In the second quarter of 2006, we reduced or eliminated our agency fees in our retail stores to reduce the cost to the customer of purchasing coverage from us. This increased the overall level of sales and thereby increased our commission income (when the product sold is a third-party carrier’s coverage) and earned premiums (when the product sold is our own insurance carrier’s coverage). We believe that this change in our agency fee implementation reduced our near-term commission income and fees but increased our long-term profitability as those incremental commissions from third-party carriers and earned premiums at our own insurance carriers are earned into revenue over the service life of the incremental policies sold. In the fourth quarter of 2006, we reinstituted certain agency fees but at a moderate level as compared to the first half of the year.

The commissions earned on sales of unaffiliated (third-party) insurance companies’ products sold by our retail agencies.  As described above, in our owned retail stores, there has been a shift in the relative proportion of the sales of third-party insurance products as compared to sales of our own carriers’ products due to the relative competitiveness of our insurance products. This has resulted in an increase in our commission income and fees from non-affiliated third-party insurers. We negotiate commission rates with the various third-party carriers whose products we agree to sell in our retail stores. As a result, the level of third-party commission income will also vary depending upon the mix by carrier of third-party products that are sold.

Losses and Loss Adjustment Expenses.  Since the single largest expense of an insurance company are the losses and loss adjustment expenses, another measurement of our insurance carriers’ performance is the level of such expense, specifically as a ratio to earned premiums. Our losses and loss adjustment expenses are a blend of the specific estimated and actual costs of providing the coverage contracted by the purchasers of our insurance policies. We maintain reserves to cover our estimated ultimate liability for losses and related loss adjustment expenses for both reported and unreported claims on the insurance policies issued by our insurance companies. The establishment of appropriate reserves is an inherently uncertain process, involving actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of claims based on historical claims information, estimates of future trends in claims severity and other variable factors such as inflation. Due to the inherent uncertainty of estimating reserves, reserve estimates can be expected to vary from period to period. To the extent that our reserves prove to be inadequate in the future, we would be required to increase our reserves for losses and loss adjustment expenses and incur a charge to earnings in the period during which such reserves are increased. We have a limited history in establishing reserves and the historic development of our reserves for losses and loss adjustment expenses is not necessarily indicative of future trends in the development of these amounts.

If existing estimates of the ultimate liability for losses and related loss adjustment expenses are lowered, then that favorable development is recognized in the subsequent period in which the reserves are reduced. This has the effect of benefiting that subsequent period, when the aggregate losses and loss adjustment expenses (reflecting the favorable development related to previously reported earned premiums) are reduced relative to that period’s earned premium. Although the favorable development must be included in that subsequent period’s financial statements, it is appropriate for measurement purposes to compare only the losses and loss adjustment expenses related to any specific period’s earned premiums in evaluating performance during that particular period.

Overall, we continue to see favorable frequency trends and moderating severity trends on an aggregate basis. In a period of stable premium rates, these trends would have resulted in generally stable loss ratios (the ratio of losses and loss adjustment expenses to earned premiums). However, the current competitive environment has led management of our insurance carriers to selectively reduce rates in certain markets and on certain products. Such rate decreases constrict our insurance margins and increase our loss ratios.

Selling, General and Administrative Expenses.  Another measurement of performance that addresses the efficiency of the company is the level of selling, general and administrative expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and the retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs.

Deferred policy acquisition costs represent the deferral of expenses that we incur in acquiring new business or renewing existing business. Policy acquisition costs, consisting of primarily commission, premium taxes, underwriting and retail agency expenses, are initially deferred and then charged against income ratably over the terms of the related policies through amortization of the deferred policy acquisition costs. Thus, the amortization of deferred acquisition costs is correlated with earned premium and the ratio of amortization of deferred acquisition costs to earned premium in an accounting period is another measurement of performance.

Consolidation Process.  Our agencies sell non-standard automobile insurance policies that are issued by our own insurance carriers as well as third-party carriers. For the policies issued by our own insurance carriers, our insurance companies pay our agencies a commission. Our insurance companies recognize earned premium and related commission expense associated with these policies, while our agencies recognize commission income and fees. The amount of commission that our insurance companies pay our agencies is recorded as insurance — level commission expense that becomes part of the insurance companies’ deferred acquisition costs. In addition, the agencies record agency — level policy acquisition expenses such as independent agent commissions, workforce and operating expenses. Our agencies incur policy acquisition expenses because our underwriting operation is accounted for as a function of our agencies.

Since both the insurance companies and the agencies have recorded revenue and expenses related to selling our own insurance policies, we eliminate the internal commission income and fees and policy acquisition expenses recorded on our agencies.

Our Strengths

Our mission is to create and sustain superior returns for our stockholders through both soft and hard markets. We believe that we have developed certain strengths that may help us achieve our mission, including:

•	Flexible operating model. We believe that our ability to deploy and manage multiple distribution channels and our relationships with unaffiliated third-parties will enable us to operate more profitably through both soft and hard markets. During hard markets, we believe our operating model of managing multiple distribution channels allows us to maximize the distribution of our own insurance companies’ policies at underwriting margins that we believe to be attractive. In soft markets, we believe our retail stores’ relationships with unaffiliated third-party insurance companies will allow us to generate increased commission income and fees from the increased sales of third-party policies. For example, for the year ended December 31, 2006, 36.2% of our retail stores’ commission income and fees, or $15.6 million, was generated through the sales of non-standard personal automobile insurance polices issued by unaffiliated third-party insurance companies as well as through the sales of certain other complementary insurance products and ancillary non-insurance products and services. For the year ended December 31, 2005, the comparable numbers were 29.1% of our retail stores’ commission income and fees or $14.2 million. In softer markets, the ratio between unaffiliated commissions to affiliated commissions will increase. We believe this flexible operating model is unique in the non-standard personal automobile insurance marketplace and differentiates us from our competitors.

•	Established retail network. We have operated our owned retail stores in their respective market areas for a number of years, which we believe provides us with a competitive advantage in attracting and retaining customers. Our largest retail market areas are Illinois and Texas, which have been served by our retail stores for 18 years and 16 years, respectively. We have established the designated market area, or DMA, as the fundamental marketing focus in our retail operations. The DMA concept was developed by A.C. Nielsen & Co., to define groupings of mutually exclusive television marketing areas for advertising purposes. For the 2006-2007 season, Nielsen has recognized 210 DMAs in the United States, ranked in size according to estimated television households in each market. Managing our retail agencies on a DMA-by-DMA basis, in contrast to the traditional state-by-state marketing approach that is common practice in our industry, facilitates the concentration of our advertising and marketing support activities, giving us the opportunity to more cost-effectively leverage our marketing and management resources.

•	Underwriting discipline. We are committed to pricing and underwriting standards at our insurance carriers that are designed to meet or exceed our targeted underwriting profit margins. We couple analysis of information from our databases with continuous competitive market review to respond appropriately with changes in our pricing, product structures and underwriting guidelines. We implemented 17 rate level or product changes in seven states during the year ended December 31, 2006. Our strategy utilizes focused adjustments to rate levels and underwriting guidelines that make our products more attractive to producers and customers in market segments where we desire growth. In addition, we employ proprietary pricing segmentation and product differentiation methods. For example, we successfully launched tiered, insurance-scored products in Texas in February 2006 and in Indiana and Florida in June 2006, which considerably increased our competitive position and production as compared to the periods prior to the credit product release. In May 2006, we introduced a driver record discount in Illinois to segment liability rates for customers with favorable risk profiles. We plan to continue the rollout of product enhancements in all states to improve segmentation of risk, rating factors, sales channel efficiencies, customer retention and payment and financing options throughout 2007.

•	Effective claims handling techniques. We believe that a significant key to our success is the implementation of uniform “best practices” claims handling processes that are regularly measured, audited and upgraded. For example, all of our new claims employees are trained to handle claims according to our claims

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

•	Acquisition expertise. We believe our industry includes a large number of small-and medium-size companies, which presents an opportunity and potential for industry-wide consolidation. Our management team has significant expertise in identifying and acquiring non-standard personal automobile insurance retail and underwriting agency operations. Since 2001, we have acquired ten retail and/or underwriting agencies, including the acquisition of USAgencies that was completed in January 2007.

Our Growth Strategy

Our growth strategy, which includes a strong commitment to organic growth coupled with acquisition activity, is comprised of the following elements:

•	Increase sales through existing retail agencies. We intend to expand market awareness and increase sales within our DMAs primarily through the extension of our advertising initiatives and grass roots marketing efforts. We believe that strengthening the market recognition of our retail network will result in increased prospect calls to and walk-in traffic in our retail stores, ultimately leading to sales growth. In the year ended December 31, 2006, our total media expenditures were $6.2 million, a decrease of 13.9% over our total media expenditures in 2005. We also intend to grow our sales volume by implementing targeted advertising initiatives based on the demographics of certain of our DMAs. In 2006, we intend to invest in marketing research and development to help us better understand, target and market to our key demographic groups. In the fourth quarter of 2006, we hired a chief marketing officer who will lead these initiatives, among others.

•	Open new retail stores. Our management team monitors each of our DMAs to identify attractive locations to open new retail stores. In addition, we may seek to enter new DMAs by opening new retail stores. We regularly evaluate the profitability of individual retail stores and eliminate those locations that do not meet our profit expectations

•	Leverage and develop independent agency relationships. We believe that by maintaining strong product positioning and service standards, our underwriting agencies have the ability to create significant independent agency loyalty, which results in increased sales by our existing independent agency force. Further, we are committed to building new relationships with other independent agencies in order to expand our overall distribution network in the most cost-effective manner. As of December 31, 2006, our underwriting agencies had distribution contracts with approximately 3,200 independent agencies, compared with approximately 3,000 independent agencies as of December 31, 2005 and approximately 2,500 independent agencies as of December 31, 2004. Additionally, with the significant network of independent agency relationships that we already have established, we are focused on achieving an increased level of production per producing agency.

•	Continue selected relationships with unaffiliated underwriting agencies. We do not intend to cultivate new relationships with unaffiliated underwriting agencies that desire to distribute our non-standard personal automobile insurance products through their distributor relationships with independent agencies. However, although we do not consider it significant to our growth strategy, we may consider opportunities to increase our premium volume by establishing new relationships with unaffiliated underwriting agencies with established customer bases. We did not contract with any new unaffiliated underwriting agencies in 2006 and terminated two existing relationships.

•	Offer new complementary and ancillary products. In order to generate additional revenues in our retail stores, we offer certain complementary third-party insurance and ancillary non-insurance products that appeal to our existing customers. Our retail managers monitor customer preferences and feedback within each of our DMAs in order to adjust or expand our complementary and ancillary product offerings.

•	Engage in acquisitions. We will continue to identify and evaluate acquisition prospects in new DMAs or that help us cost-effectively strengthen our geographic presence or market awareness within our existing

DMAs. In markets where we currently own a large retail network, we will look for opportunities to acquire and re-brand competing retail locations, as this may be a more efficient alternative to opening new retail stores.

Acquisition History

In January 2007, we completed the acquisition of USAgencies, effective as of January 1, 2007. USAgencies is a distributor and producer of non-standard automobile insurance, headquartered in Baton Rouge, Louisiana. It has 92 sales offices in Louisiana, Illinois and Alabama selling its products directly to consumers through its retail stores, virtual call centers and internet site. In 2006, USAgencies had gross written premium of approximately $177.1 million, an increase of 12.6% from 2005 gross written premiums of $157.3 million. The acquisition of USAgencies gives us a leading market position in Louisiana, the 12th largest non-standard automobile insurance market.

In 2001, 2002, 2004 and 2005 we acquired seven underwriting and/or retail agencies operating in eight states that we believed possessed the characteristics that enhanced our growth. We believe that it is important to manage the integration of the underwriting agency operations of each of these acquisitions, consolidating underwriting, policy administration, claims handling and related functions and systems. The sales strategy, operating policies, marketing initiatives and performance targets of each of our acquired retail operations are coordinated under the direction of our centralized retail management team. We manage our underwriting agencies and retail operations of acquired properties to facilitate this centralization and have imposed more disciplined underwriting, pricing and claims handling practices. In addition to the acquisition of seven underwriting and/or retail agencies, we acquired two insurance companies. The following describes each of these acquisitions:

•	Space Coast. In October 2001, we purchased a 74.5% interest in Space Coast Holdings, Inc., the parent company of a Melbourne, Florida-based underwriting agency that underwrites and services non-standard personal automobile insurance policies sold by independent agencies located in Florida. In March 2006, we completed the acquisition of the minority ownership interest of Space Coast increasing our ownership interest in Space Coast to 100%.

•	A-Affordable. In October 2001, we acquired substantially all of the assets of A-Affordable Insurance Agency, Inc. A-Affordable’s Dallas-based underwriting and retail agencies underwrite and service non-standard personal automobile insurance policies sold exclusively through branded retail stores located in the Dallas-Fort Worth, Houston and two smaller DMAs.

•	InsureOne. In January 2002, VIG acquired substantially all of the assets of InsureOne Independent Insurance Agency, Inc. and certain related entities, which VIG transferred to us as of December 31, 2002. The Chicago-based InsureOne underwriting and retail agencies underwrite and service non-standard personal automobile insurance policies sold in Illinois, Missouri and Indiana by independent agencies as well as by its own branded retail stores. InsureOne’s retail business operates under the InsureOne retail brand in the Chicago, Kansas City, Indianapolis and Rockford DMAs, as well as in four smaller DMAs in Illinois, and under the Yellow Key® retail brand in the St. Louis DMA.

•	American Agencies and Harbor. In January 2002, we acquired American Agencies General Agency, Inc., as well as certain non-standard personal automobile insurance assets of Harbor Insurance Group, Inc. and certain of its subsidiaries. The assets of Harbor Insurance Group, Inc. were subsequently merged into American Agencies General Agency, Inc., now Affirmative Insurance Services — Texas (“AIS — Texas”). This combined operation is a Dallas-based underwriting agency that underwrites and services non-standard personal automobile insurance policies sold by independent agencies located in Texas and New Mexico.

•	Driver’s Choice. In August 2002, we acquired Driver’s Choice Insurance Services, LLC, which owns underwriting and retail agencies that underwrite and service non-standard personal automobile policies sold in South Carolina by owned retail stores as well as by independent agencies in three DMAs.

•	Affirmative Insurance Company and Insura Property and Casualty Company. Effective December 31, 2003, we acquired AIC and Insura Property and Casualty Company (“Insura”) from VIG. We accounted for our acquisition of the insurance companies at VIG’s historical carrying amounts as transfers of net assets between entities under common control in accordance with SFAS No. 141. The acquisitions were accounted for as a pooling of interests, and all historical financial statements presented reflect our results of operations on a combined basis with those of AIC and Insura.

•	Fed USA. In December 2004, we acquired certain assets of Fed USA Retail, Inc., which owns retail agencies that produce and service non-standard personal automobile policies sold in Florida by owned retail stores in three DMAs. We also acquired certain assets of Fed USA Franchising, Inc., which produces and services policies sold in Florida through franchised retail stores in four DMAs.

•	IPA. In July 2005, we acquired the assets of IPA, LLC, an underwriting agency, which underwrites and services non-standard personal automobile insurance policies sold by independent agencies located in Michigan.

Insurance Products

Our insurance company products.  We issue non-standard personal automobile insurance policies through AIC and Insura, our two Illinois-domiciled insurance company subsidiaries, and AIC — Michigan. Our insurance companies are licensed to write business in 36 states, although we are concentrating our business during 2007 in 9 states. During 2007, although we will continue to have earned premium in two additional states (Arizona and Utah), we are no longer writing new business in those states, other than renewal policies. Our insurance companies possess the certificates of authority and capital necessary to transact insurance business and issue policies, but they rely on both our underwriting agencies and unaffiliated underwriting agencies to design, distribute and service those policies.

Our non-standard personal automobile insurance policies, which generally are issued for the minimum limits of liability coverage mandated by state laws, provide coverage to drivers who find it difficult to obtain insurance from standard insurance companies due to a number of factors, including lack of prior coverage, failure to maintain continuous coverage, age, prior accidents, driving violations, type of vehicle or limited financial resources. We believe that the majority of customers who purchase our non-standard personal automobile insurance policies do not qualify for standard policies because of financial reasons, such as the failure to maintain continuous coverage or the lack of flexible payment options in the standard market. Over 70% of the drivers who purchased our policies in 2006 had no at-fault accidents, moving violations or tickets in the 36 months preceding the date of the quote. In general, customers in the non-standard market have higher average premiums for a comparable amount of coverage than customers who qualify for the standard market resulting from increased loss costs and transaction expenses, partially offset by the lower severity of losses resulting from lower limits of coverage.

We offer a wide range of coverage options to meet our policyholders’ needs. We offer both liability-only policies, as well as full coverage policies, which include first-party coverage for the insured’s vehicle. Our liability-only policies generally include:

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

Third-party non-standard personal automobile insurance policies.  Our owned retail stores also sell non-standard personal automobile insurance policies issued by unaffiliated insurance companies, for which we receive commission income and fees. We do not bear insurance underwriting risk with respect to these policies. Our retail stores offer these insurance policies underwritten by unaffiliated third-party insurance companies in addition to our own insurance policies primarily to provide a range of products and pricing to meet our customers’ needs, which we believe increases our chances of making a sale. Additionally, should sales of our policies decline in favor of lower-priced non-standard personal automobile insurance products offered by the third-party insurance carriers, we believe that our ability to generate increased commission and fee revenue from sales of third-party insurance policies will help us preserve underwriting profitability and offset decreases in premium volume while maintaining control of our customers’ business until acceptable underwriting margins are again achievable.

Complementary insurance products.  Our retail stores also sell a small amount of standard and preferred personal automobile insurance and certain other personal lines insurance products underwritten by unaffiliated third-party insurance companies. Our complementary insurance products are designed to appeal to purchasers of our non-standard personal automobile insurance policies and currently include such products as motorcycle and recreational vehicle coverage, motor club memberships, vehicle protection, travel protection and hospital indemnity, as well as certain life, health and disability insurance policies. We offer these products to complement our core offering of non-standard personal automobile insurance policies and to take advantage of our largely fixed cost retail stores, which enables us to generate additional commission income and fees with minimal incremental cost. Unaffiliated insurance companies that underwrite these products bear the insurance risk associated with these policies.

Ancillary non-insurance products and services.  Our retail stores may offer non-insurance products and services designed to appeal to our customers, including prepaid cellular telephones and prepaid local telephone, long distance calling card services and income tax services. While commission and fee revenues from sales of these products and services have not been meaningful, we believe that these products and services will attract additional customers to our stores and will provide an additional means of generating commission income and fees with minimal incremental cost to us.

Distribution and Marketing

Most of the policies issued by our owned insurance carriers utilize the services of our underwriting agencies, which perform or supervise all of the administrative functions associated with the design, sale and subsequent servicing of a non-standard personal automobile insurance policy. Our underwriting agencies provide the following services, in part, in exchange for internal commission income and fees:

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

Our owned insurance carriers also issue insurance policies that are designed, distributed and serviced by unaffiliated underwriting agencies. We issue insurance policies sold through unaffiliated underwriting agencies with established customer bases in order to capture business in markets other than those targeted by our own underwriting agencies. In these instances, we collect fees to compensate us both for the use of our certificates of authority to transact insurance business in selected markets as well as for assuming the risk that the unaffiliated underwriting agency will continuously and effectively administer these policies.

As of December 31, 2006, two unaffiliated underwriting agencies that distributed policies through an aggregate of approximately 4,200 independent agencies, produced business for our owned insurance carriers. In the year ended December 31, 2006, these two unaffiliated underwriting agencies produced $40.6 million of gross premiums written by our owned insurance carriers. This is significantly less than produced for us in the year ended December 31, 2005, when seven unaffiliated underwriting agencies produced $44.7 million of gross premiums written by our insurance companies or by VIG insurance companies and reinsured 100% by us. This reduction is primarily due to run-off of two of our programs in California and programs in Alabama, Georgia and Utah. In June 2005, the unaffiliated underwriting agencies we contracted with in Alabama, Georgia and Utah received regulatory approval for licensing of their insurance companies from these states and have been transitioning policies to their own insurance companies.

Our owned retail stores.  Our owned retail stores serve as direct sales and customer service outlets for insurance companies and other vendors. As of December 31, 2006, we employed approximately 290 licensed sales personnel who sell products and services directly to individual consumers through our 158 owned retail stores. In addition we distribute products through 33 franchised retail stores located in Florida. In contrast to the traditional state-by-state marketing approach that is a common practice in our industry, we have established the DMA as the fundamental marketing focus in our retail operations. As of December 31, 2006, our retail stores were located in 27 DMAs in eight states. The following charts list the geographic locations of our owned retail stores by DMA and by state as of December 31, 2006:

	Retail		Retail
DMA	Stores	State	Stores

Chicago	56	Illinois	57
Dallas/Fort Worth	22	Texas	52
Houston	15	Florida	19
Miami / Ft. Lauderdale	11	Missouri	9
Kansas City	6	Indiana	11
Orlando	6	South Carolina	7
St. Louis	5	Kansas	2
San Antonio	5	Wisconsin	1

Other	32	Total	158

Total	158

We operate our retail stores under five names — A-Affordable, Driver’s Choice, Fed USA®, InsureOne and Yellow Key — that are well established in their respective DMAs. Previous owners of our retail stores invested significant time and resources creating and developing these brands. In addition, we continue to extend market awareness through yellow pages advertisements, television and radio advertising campaigns and print advertisements that emphasize our down payments, flexible payment plans, convenient neighborhood locations and customer service, all of which are designed to generate walk-in traffic in, or telephone inquiries to, our retail stores. Since our retail business is highly dependent on advertising, segmenting our geographic markets into DMAs allows us to more efficiently concentrate these advertising and marketing support activities.

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

Our retail stores predominantly sell non-standard personal automobile insurance policies issued by our insurance companies. For the year ended December 31, 2006, the total commission income and fees earned by our retail agencies were $43.1 million, of which $15.6 million, or 36.2%, was generated through the sales of non-standard personal automobile policies issued by unaffiliated third-party insurance carriers as well as through the sales of certain other complementary insurance products and ancillary non-insurance products and services.

Independent agencies.  Our underwriting agencies also appoint independent retail agencies to sell our insurance policies to individual customers. We believe that selling our insurance policies through the independent agency distribution channel, in addition to selling through our owned retail stores, helps us to better leverage our resources to maximize sales of our insurance companies’ policies when underwriting conditions are favorable. In 2006, our underwriting agencies utilized approximately 3,200 independent agencies to sell the policies that they administer and these independent agencies were responsible for 70.9% of the gross written premiums produced by our underwriting agencies. In 2006, no one independent agency accounted for more than 3.1% of the gross premiums written by our underwriting agencies, and only two independent agencies accounted for more than 1.0% of the gross premiums written. The ability of our underwriting agencies to develop strong and mutually beneficial relationships with independent agencies is important to the success of our multiple distribution strategy. We believe that strong product positioning and high service standards are key to independent agency loyalty. We foster our independent agency relationships by providing them our agency interface software applications designed to strengthen and expand their sales and service capabilities for our products. These software applications provide independent agencies with the ability to service their customers’ accounts and access their own commission information. We maintain strict and high standards for call answering and abandonment rate service levels in our customer service call centers. We believe the level and array of services that we offer to independent agencies creates value in their businesses.

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

Pricing and Product Management

We believe that our insurance product management approach to risk analysis and segmentation is a driving factor in maximizing underwriting performance. We employ an insurance product management approach that requires the extensive involvement of product managers who are responsible for the profitability of a specific state or region, with the direct oversight of rate-level structure by our most senior managers. Our product managers are experienced insurance professionals with backgrounds in the major functional areas of the insurance business — accounting, actuarial, claims, information technology, operations, pricing, product development and underwriting. In addition to broad insurance industry knowledge, all our product managers have extensive experience in the non-standard personal automobile insurance market, enabling them to develop products to meet the distinctive needs of non-standard customers. On average our product managers have 23 years of experience in the insurance industry and 14 years of experience in the non-standard personal automobile insurance market.

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

Premium Finance

We believe that the amount of down payment and the availability of flexible payment plans are two of the primary factors that our customers consider when purchasing non-standard personal automobile insurance. Down payments and payment plans typically are offered by insurers and agents in the form of either installment billing or premium financing arrangements. Premium finance involves making a loan to the customer that is backed by the unearned portion of the insurance premiums being financed. We offer our customers a variety of payment plans that allow for low down payments. Insurers typically use installment billing arrangements to bill for the premium of a single policy. Independent agents, who may offer policies from multiple insurers, use premium financing to finance multiple policies through one premium finance agreement.

In periods prior to December 31, 2006, we elected to use installment billing arrangements rather than premium financing. Moreover, with the acquisition of USAgencies in 2007, we will continue their practice of using premium financing for their customers. In the second quarter of 2007, we intend to begin using premium financing whenever possible for all of our subsidiaries because we believe it offers several advantages, including:

•	the ability to finance multiple policies through a single premium finance agreement;

•	a greater flexibility of payment plan structure and down payment;

•	a more defined regulatory framework for financing premiums;

•	the ability to generate revenues in our non-insurance subsidiaries; and

•	returns comparable to or exceeding those of installment billing.

In a typical premium finance arrangement, the premium finance company lends the amount of the premium (minus the insured’s down payment) to the insured and pays it to the insurance company on behalf of the insured. The insured makes periodic payments to the premium finance company over the term of the finance agreement. Payment plans and down payments will be developed giving consideration to expected default rates and their timing and the amount of the unearned portion of the insurance premiums being financed, since that provides security for the loan.

If an insurance policy is cancelled before its term expires, the policyholder has a right to receive a return of the unearned premium. Under a premium finance agreement, however, the policyholder assigns this right to the premium finance company to secure his or her obligations under the loan. If the policyholder defaults on a payment and, after being notified of the default fails, to cure the default within the prescribed time period, the premium finance company has the right to order the insurance company to cancel the policy and pay to the premium finance company the amount of any unearned premium on the policy. If the amount of unearned premium exceeds the balance due on the loan plus any interest and applicable fees owed by the policyholder to the premium finance company, then the premium finance company returns the excess amount to the policyholder in accordance with applicable law.

The regulatory framework under which premium finance procedures are established is generally set forth in the premium finance statutes of the states in which we operate. Among other restrictions, the interest rate we may charge our customers for financing their premiums is limited by these state statutes. See “Regulatory

Environment — Premium Finance Regulation” for additional information about state usury and other regulatory restrictions applicable to our premium finance operations.

We intend to mitigate the risk to us of potential losses from the insured’s default under the premium finance agreement by designing payment plans that give consideration to the principal amount of the loan that is outstanding and the unearned premium securing the loan (as noted above). In addition, whenever a policyholder fails to timely cure a default on his or her premium finance loan, we will act promptly to order the insurance company to cancel the insurance policy and return to us any unearned premium.

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

As of December 31, 2006, our claims management operation consisted of a staff of 234 employees, including adjusters, appraisers, special investigators, auditors and claims administrative personnel. We conduct our claims management operations out of three major regional claims centers in Chicago, Illinois, Melbourne, Florida and Addison, Texas that are responsible for handling claims in their region. Our national claims practices group manages certain claims management functions, such as litigation management, total loss, salvage, subrogation and audit, on a national basis, which we believe produces greater efficiencies than can be achieved at the regional or local levels.

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

Each claims center maintains a fully-staffed field operations team, which we believe allows us to control loss severity while improving customer service by shortening the time it takes to complete vehicle repairs. Through the utilization of well-trained field appraisal and reinspection personnel, we are able to maintain tighter control of the vehicle repair process, thereby reducing the amount we pay for repairs, storage costs and auto rental costs. In addition to field appraisals and reinspections, we audit vehicle damage appraisal through the use of industry-recognized vehicle damage appraisal software programs.

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

Our national quality assurance team, a team of four full-time auditors reporting directly to our chief claims officer, continually reviews claims files, assessing each of our claims employees and particular units or teams against specific performance metric standards, evaluating the performance in investigations, file documentation, reasonableness of settlements and other relevant areas. This team, along with members of our senior claims management team, establishes standards for and audits the practices of the claims management operations of the unaffiliated underwriting agencies producing business for our insurance companies.

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

Losses and Loss Adjustment Expenses

Automobile accidents generally result in insurance companies paying settlements resulting from physical damage to an automobile or other property and injury to a person. Because our insureds and claimants typically notify us within a short time frame after an accident has occurred, our ultimate liability for losses and loss adjustment expenses on our policies generally emerges in a relatively short period of time. In some cases, however, the period of time between the occurrence of an insured event and the final settlement of a claim may be several months or years, and during this period it often becomes necessary to adjust the loss reserve estimates either upward or downward.

We record loss reserves to cover our estimated ultimate liability for reported and incurred but not reported losses under insurance policies that we write and for losses and loss adjustment expenses relating to the investigation and settlement of claims. We estimate liabilities for the cost of losses and loss adjustment expenses for both reported and unreported claims based on historical trends adjusted for changes in loss costs, underwriting standards, policy provisions and other factors. Estimating the liability for unpaid losses and loss adjustment expenses is inherently a matter of judgment and is influenced by factors that are subject to significant variation. We monitor items such as the effect of inflation on medical, hospitalization, material repair and replacement costs, general economic trends and the legal environment. While the ultimate liability may be higher or lower than recorded loss reserves, the loss reserves for personal auto coverage can be established with a greater degree of certainty in a shorter period of time than that associated with many other property and casualty coverages which, due to the nature of the coverage being provided, take a longer period of time to establish a similar level of certainty.

VIG transferred our Illinois domiciled insurance company subsidiaries to us on December 31, 2003. Before this time, these insurance companies had ceded 100% of the business that they wrote to VFIC as part of an intercompany reinsurance agreement. In connection with a reinsurance restructuring agreement, VFIC retained all liability with respect to any losses and allocated loss adjustment expenses occurring on or prior to December 31, 2003 on policies issued by our insurance companies, and retained all corresponding losses and loss adjustment expense reserves as of December 31, 2003. As a result, as of December 31, 2003, our insurance companies had no net losses or loss adjustment expense reserves. In connection with the acquisition of our insurance companies from VIG, this reinsurance agreement was terminated as of December 31, 2003, and our insurance companies began accruing losses and loss adjustment expenses, subject only to third-party reinsurance arrangements, for reported and incurred but not reported losses for insurance policies issued or assumed by our insurance companies after December 31, 2003. Therefore, due to the termination of this 100% reinsurance agreement as of December 31, 2003, our insurance companies have recorded losses and loss adjustment expenses in their respective statements of operations beginning January 1, 2004. Although VFIC remains liable as a reinsurer for all of our insurance companies’ losses and loss adjustment expenses associated with these policies occurring on or prior to December 31, 2003, we are subject to primary liability with respect to these policies. Consequently, we face exposure to credit risk with respect to VFIC’s ability to satisfy its obligations to us.

VFIC is currently rated “F” (In Liquidation) by A.M. Best. Under the reinsurance agreement with VFIC, AIC had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 1, 2004. On August 30, 2005 AIC received a letter from VFIC’s president that irrevocably confirmed VFIC’s duty and obligations under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the “VFIC Trust”). Currently the VFIC Trust holds $23.102 million to collateralize the $20.2 million gross recoverable from VFIC. In June 2006, the Texas Department of Insurance placed VFIC, along with several of its affiliates, into rehabilitation and subsequently into liquidation. Due to VFIC’s liquidation status, AIC is working through certain procedures to affect its right to withdraw funds from the VFIC Trust. AIC has been working with the Special Deputy Receiver (the “SDR”) and his staff on this matter since VFIC was placed into liquidation. To date, the SDR has not taken issue with the validity of the VFIC Trust; however, we currently are negotiating with the SDR the manner in which the funds will be withdrawn from the VFIC Trust, which must then be approved by the Special Master of the Receivership Court.

As of December 31, 2005, we separately included $7.2 million in other assets that was related to a receivable due from VIG as part of the transfer of the insurance companies to us at December 31, 2003. The $7.2 million was not included in the gross recoverable at December 31, 2005. We continue to believe that this receivable is due from VIG and have instituted appropriate legal proceedings to recover the full amount thereof. However, a loss for $7.2 million was included in selling, general and administrative expenses in the fourth quarter of 2006 when we set up a reserve equal to the full amount of the receivable. We established this reserve due to our uncertainty as to the collectibility of the receivable in light of the significant amount of claims made against VIG and VFIC as of December 31, 2006 in their bankruptcy and liquidation proceeding, respectively, and our creditor status in those proceedings.

At December 31, 2006, $18.4 million was included in reserves for losses and loss adjustment expenses that reflect the amounts owed from AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd. (“Hawaiian”). AIC established a trust account to collateralize this payable, which currently holds $23.054 million in securities (the “AFIC Trust”). The AFIC Trust has not been drawn upon the SDR in Texas or the SDR in Hawaii. The SDRs will likely negotiate similar terms for withdrawal of funds from the AFIC trust as those agreed to in regards to the VFIC Trust.

The following table provides a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses, presented in conformity with generally accepted accounting principles, or GAAP, for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Balance at the beginning of the period	$142,977	$98,863	$58,507
Less: Reinsurance recoverable	19,169	43,363	58,507
Less: Deposits	7,699	—	—

Net balance as of the beginning of the period	116,109	55,500	—
Incurred related to:
Current year	190,580	199,953	128,969
Prior years	(5,234)	(8,745)	—
Paid related to:
Current year	100,320	113,203	73,469
Prior years	62,714	17,396	—

Net balance as of the end of the period	138,421	116,109	55,500
Plus: Reinsurance recoverable	21,590	19,169	43,363
Plus: Deposits	2,558	7,699	—

Balance at the end of the period including deposits	$162,569	$142,977	$98,863

In the fourth quarter of 2006, management determined that a reclassification would provide improved presentation for the liability for reserves for loss adjustment expenses that had previously been classified as deferred revenue liability. We reduced our consolidated deferred revenue liability for the year ended December 31, 2005 while increasing our reserve for losses, loss adjustment expenses and deposits. This reclassification resulted in an adjustment to our statements of cash flows for the years ended December 31, 2005 and 2004. However, the reclassification does not affect “net cash provided by operating activities” because the reclassification was between two components of “net cash provided by operating activities”. The reclassification as of December 31, 2005 and December 31, 2004 was $16.0 million and $5.8 million, respectively and has been reflected in the table above.

Our losses, loss adjustment expense reserves and deposit liabilities of $162.6 million on a gross basis and $138.4 million on a net basis are our best estimates as of December 31, 2006. The analysis provided by our independent opining actuaries indicated that their expected range for the ultimate liability for our losses and loss adjustment expense reserves, as of December 31, 2006, was between $139.1 million and $168.8 million on a gross basis and between $121.1 million and $145.9 million on a net basis.

The following table presents, on a GAAP basis, the development of reserves for unpaid losses and loss adjustment expenses from 1996 through 2006 for our insurance company subsidiaries, net of reinsurance recoveries or recoverables. The first line of the table presents the reserves at December 31 for each indicated year. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to us. The upper portion of the table presents the cumulative amounts subsequently paid as of successive years with respect to those claims. The lower portion of the table presents the reestimated amount of the previously recorded reserves based upon the experience as of the end of each succeeding year. The estimates are revised as more information becomes known about the payments, frequency and severity of claims for individual years. A redundancy (deficiency) exists when the reestimated reserves at each December 31 is less (greater) than the prior reserve estimate. The cumulative redundancy (deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Our historical net liabilities for losses and loss adjustment expenses are impacted by our 100% quota share reinsurance contract with VFIC. Beginning in 1997, our insurance companies reinsured 100% of the business they wrote to VFIC. During 1999 and 2000, one of our insurance companies retained a small book of business, but continued ceding a majority of its business to VFIC. For the years 2001, 2002 and 2003 we reinsured 100% of business written or assumed by our insurance companies to VFIC. The reclassification in 2004 and 2005 that is discussed above is reflected in the tables below.

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(Dollars in thousands)

Net liability for unpaid losses and LAE:
Originally estimated	$28,350	$—	$—	$1,215	$3,493	$—	$—	$—	$55,500	$116,109	$138,421
Cumulative paid as of December 31,
One year later	25,385	—	—	1,210	3,493	—	—	—	17,396	62,714
Two years later	25,239	—	—	1,339	3,493	—	—	—	31,193
Three years later	25,239	—	—	1,339	3,493	—	—	—
Four years later	25,239	—	—	1,339	3,493	—	—
Five years later	25,239	—	—	1,339	3,493	—
Six years later	25,239	—	—	1,339	3,493
Seven years later	25,239	—	—	1,339
Eight years later	25,239	—	—
Nine years later	25,239	—
Ten years later	25,239
Liability reestimated as of December 31,
One year later	25,385	—	—	1,339	3,493	—	—	—	46,948	110,875	N/A
Two years later	25,239	—	—	1,339	3,493	—	—	—	47,417
Three years later	25,239	—	—	1,339	3,493	—	—	—
Four years later	25,239	—	—	1,339	3,493	—	—
Five years later	25,239	—	—	1,339	3,493	—
Six years later	25,239	—	—	1,339	3,493
Seven years later	25,239	—	—	1,339
Eight years later	25,239	—	—
Nine years later	25,239	—
Ten years later	25,239
Net cumulative redundancy/ (deficiency)	$3,111	$—	$—	$(124)	$—	$—	$—	$—	$8,083	$5,234	N/A

The following table is a reconciliation of our net liability to our gross liability for losses and loss adjustment expenses:

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(Dollars in thousands)

As originally estimated:
Net liability shown above	$28,350	$—	$—	$1,215	$3,493	$—	$—	$—	$55,500	$116,109	$138,421
Add reinsurance recoverable	3,854	73,674	71,338	65,693	46,818	43,345	64,677	58,507	43,363	19,169	21,590
Gross liability	32,204	73,674	71,338	66,908	50,311	43,345	64,677	58,507	98,863	135,278	160,011
As re-estimated as of December 31, 2006
Net liability shown above	25,239	—	—	1,339	3,493	—	—	—	47,417	110,875
Add reinsurance recoverable	(256)	59,217	62,185	62,036	55,661	49,942	71,269	55,322	43,654	18,630
Gross liability	24,983	59,217	62,185	63,375	59,154	49,942	71,269	55,322	91,071	129,505
Gross cumulative redundancy/(deficiency)	$7,221	$14,457	$9,153	$3,533	$(8,843)	$(6,597)	$(6,592)	$3,185	$7,792	$5,773

As a result of the 100% quota share reinsurance contract with VFIC, all losses and loss adjustment expense reserves of our insurance companies as of December 31, 2003 were reinsured by VFIC. In addition, VFIC remains liable for all losses and loss adjustment expenses for losses occurring on or prior to December 31, 2003.

Investments

As of December 31, 2006, we had total invested assets of $221.8 million, which are summarized in the following table:

		% of Total
	Fair Value	at Fair Value
	(Dollars in millions)

Fixed Maturities, available for sale	$220.0	99.2%
Short term investments	1.8	0.8%

Total	$221.8	100.0%

As of December 31, 2006, our fixed income investments were invested in the following: U.S. Treasury securities — 2.6%, corporate bonds — 4.1% and municipal securities — 93.3%. As of December 31, 2006, all of our fixed income securities were rated “A” or better by nationally recognized statistical rating organizations. We attempt to mitigate interest rate risk by managing the duration of our fixed income portfolio to a target range of less than three years. As of December 31, 2006, the effective duration of our fixed income investment portfolio was 1.01 years.

Our investment strategy is to conservatively manage our investment portfolio by investing in readily marketable, investment grade fixed income securities. We currently do not invest in common equity securities or mortgage-backed securities and we have no exposure to foreign currency risk. At December 31, 2006, our investment portfolio was managed by UBS Financial Services. The investment committee of our board of directors has established investment guidelines and periodically reviews portfolio performance for compliance with our guidelines.

In December 2005, our investment committee reviewed our investment portfolio and decided to realign a portion of our investment portfolio in order to better match our portfolio with our historical claims life. We determined that the identified securities would not fully recover prior to the expected sale date, therefore the securities were deemed other-than-temporarily impaired in December 2005 when the decision to sell was made. The identified securities were in compliance with our investment guidelines prior to the review by the investment committee. As of December 31, 2005, the $210.3 million in fixed maturities included $135.2 million in securities that had been identified by the investment committee of the board of directors as securities to be sold. The $135.2 million reflected the fair market value of such securities after the $1.7 million in losses recognized in December 2005.

Reinsurance

Overview.  We may selectively utilize the reinsurance markets to increase our underwriting capacity and to reduce our exposure to losses. Reinsurance refers to an arrangement in which a reinsurer agrees in a contract to assume specified risks written by an insurance company, commonly referred to as the “ceding” company, by paying the insurance company all or a portion of the insurance company’s losses arising under specified classes of insurance policies. Generally, we cede premium and losses to reinsurers under quota share reinsurance arrangements, pursuant to which our reinsurers agree to assume a specified percentage of our losses in exchange for a corresponding portion of the policy premiums we receive.

As of December 31, 2006, AIC had one quota share reinsurance agreement in place in Georgia where AIC serves as direct front for an unaffiliated underwriting agency under a contract that provides that 100% of the business is ceded to their insurance company.

Although our reinsurers are liable for loss to the extent of the coverage they assume, our reinsurance contracts do not discharge our insurance company subsidiaries from primary liability for the full amount of policies issued. In order to mitigate the credit risk of reinsurance companies, we select financially strong reinsurers with an A.M. Best rating of “A−” or better and continue to evaluate their financial condition.

VIG’s Non-Standard Automobile Insurance Business.  Prior to December 31, 2003, all of VIG’s direct and assumed non-standard personal automobile insurance policies were issued by various insurance company subsidiaries of VIG and by Old American County Mutual Fire Insurance Company (“Old American”) and were reinsured by VFIC pursuant to 100% quota share reinsurance contracts. As a result of this reinsurance, the historical financial statements prior to January 1, 2004 of AIC and Insura include only certain revenues, primarily policy fees that were not ceded to VFIC.

Effective December 31, 2003, our Illinois-domiciled insurance company subsidiaries, AIC and Insura, entered into a series of reinsurance transactions with the insurance company subsidiaries of VIG that effectively transferred to us all future economic interest in VIG’s non-standard automobile insurance business. VIG restructured its internal reinsurance to effectively cede to AIC and Insura all of the premiums, losses and loss adjustment expenses earned or incurred after December 31, 2003 on VIG’s non-standard personal automobile insurance policies previously reinsured by VFIC. With respect to policies that were originally issued by AIC or Insura, representing approximately $108.8 million of gross premiums written in 2003, this involved a termination of the internal reinsurance on a cut-off basis, meaning that VFIC as reinsurer retained its losses and loss adjustment expense reserves as of December 31, 2003 and remains liable for any losses incurred on or prior to December 31, 2003 on policies issued by AIC and Insura as well as any subsequent development of loss and loss adjustment reserves related to those losses. The unearned premium liability related to the in-force policies originally issued on AIC and Insura as of December 31, 2003 was transferred back to AIC and Insura and a ceding commission refund was paid to VFIC in the form of 812,404 shares of our common stock.

With respect to non-standard personal automobile policies issued by other insurance company subsidiaries of VIG and reinsured by VFIC, representing the remaining $216.0 million of gross premiums written in 2003, the transaction involved the termination of the internal reinsurance with VFIC on a cut-off basis, meaning that VFIC as reinsurer retained its losses and loss adjustment expense reserves as of December 31, 2003 and remains liable for any losses incurred on or prior to December 31, 2003 on policies issued by the other VIG affiliated insurance companies as well as any subsequent development of loss and loss adjustment reserves related to those losses. The unearned premium liability related to the in-force policies originally issued on the other insurance company subsidiaries of VIG as of December 31, 2003 was transferred back to those companies and a ceding commission refund was paid to VFIC. The other insurance company subsidiaries of VIG entered into reinsurance agreements with AIC to cede to AIC the unearned premium liability related to their in-force non-standard personal automobile policies as of December 31, 2003 and AIC paid a ceding commission to the other insurance company subsidiaries of VIG in the form of 659,580 shares of our common stock.

The following table reflects the premiums ceded and assumed under reinsurance agreements in our consolidated financial statements:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Direct premiums written	$201,132	$173,776	$182,562
Assumed premiums	85,048	147,428	99,163

Gross premiums written	286,180	321,204	281,725
Ceded premiums written	(1,373)	(5,706)	(66,469)

Net premiums written	$284,807	$315,498	$215,256

The amounts included in our balance sheets for the unpaid losses and loss adjustment expenses and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations are as follows:

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)

Loss and loss adjustment expense	$21,590	$19,169
Unearned premiums	1,221	3,137

Total	$22,811	$22,306

For the year ended December 31, 2006, we have ceded $5.9 million of paid losses and $6.8 million of incurred losses and loss adjustment expenses to various reinsurers. For the year ended December 31, 2005, we ceded $29.2 million of paid losses and $6.1 million of incurred losses and loss adjustment expenses to various reinsurers. These amounts are included as loss and loss adjustment expenses in our statements of operations for the years ended December 31, 2006 and 2005.

2006 Reinsurance Program.  Effective May 1, 2006, our quota-share reinsurance agreement with FolksAmerica where we ceded 25% of business produced by our Florida underwriting agency (Affirmative Insurance of Florida, formerly known as Space Coast) was terminated.

We have ceded premium to the Michigan Catastrophic Claims Association (“MCCA”), a mandatory facility in that state. In 2006, we ceded $1.8 million in written premiums and $735,000 in earned premium to MCCA.

Effective August 1, 2005, we entered into novation agreements with several unaffiliated reinsurers who participated in a quota share reinsurance agreement in which we also participated. Pursuant to these agreements, we were substituted in place of these reinsurers assuming all rights, interests, liabilities and obligations related to the original quota share reinsurance agreement. As a result of these novation agreements, our participation in the original reinsurance agreement increased from 5% to 100%. In consideration for our assumption of their liabilities, these reinsurers agreed to pay us an amount equal to their share of the liabilities of the original quota share agreement as of July 31, 2005. We received cash in the amount of $14.2 million in relation to this novation. The terms of this reinsurance agreement did not meet the risk transfer requirements according to FAS 113, therefore, this contract was accounted for using deposit accounting according to the guidelines of SOP 98-7, “Deposit Accounting for Insurance and Reinsurance Contracts that do not Transfer Insurance Risk”. Under deposit accounting, the deposit liability should be adjusted based on the adjusted amount and timing of the cash flows. Changes in the carrying amount of the deposit liability should be reported as income or expense as appropriate. For the years ended December 31, 2006 and 2005, we recognized $683,000 and $477,000, respectively in our insurance companies related to this novation. As of December 31, 2006, $635,000 is included in deferred revenue.

Effective August 1, 2005, we entered into novation agreements with several unaffiliated reinsurers related to an assumed aggregate excess of loss reinsurance agreement for business produced in Texas by one of our underwriting agencies, written by Old American and ceded to the reinsurers. During 2005, we had executed letters of credit under our credit facility of approximately $2.3 million with these reinsurers, all of which were released on December 1, 2005 (See Note 6 to our consolidated financial statements contained elsewhere in this report).

Quota share reinsurance for business produced through unaffiliated underwriting agencies is specific to each unaffiliated underwriting agency. We maintain control on the selection of reinsurers and the terms and conditions of reinsurance contracts.

Historically, all of our initial quota share reinsurance agreements contained provisions for sliding scale commissions, under which the commission paid to us varies with the loss ratio results under each contract. The effect of this feature in the quota share reinsurance agreements is to limit the reinsurers’ aggregate exposure to loss and thereby reduce the ultimate cost to us as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by us. Before entering into these reinsurance agreements, and based on our prior operating history, we concluded that each agreement met the risk transfer test of SFAS No. 113 as the reinsurers assume significant risk and have a reasonable possibility of a significant loss.

AIC is a party to a 100% quota share reinsurance agreement with Hawaiian, which is ultimately a wholly-owned subsidiary of VIG. On November 4, 2004, Hawaiian was named among a group of four other named defendants and twenty unnamed defendants in a complaint filed in the Superior Court of the State of California for the County of Los Angeles alleging causes of action as follows: enforcement of coverage under Hawaiian’s policy of an underlying default judgment plaintiff obtained against Hawaiian’s former insured, who was denied a defense in the underlying lawsuit due to his failure to timely pay the Hawaiian policy premium; ratification and waiver of policy lapse and declaratory relief against Hawaiian; breach of implied covenant of good faith and fair dealing against Hawaiian with the plaintiff as the assignee of the insured; intentional misconduct as to the defendant SCJ Insurance Services (“SCJ”); and professional negligence as to the defendants Prompt Insurance Services, Paul

Ruelas, and Anthony David Medina. SCJ, Prompt Insurance Services, Paul Ruelas, and Anthony David Medina are not affiliated with AIC. The plaintiff sought to enforce an underlying default judgment obtained against Hawaiian’s insured on September 24, 2004 in the amount of $35,000,643 and additional bad faith damages including punitive damages in the amount of $35,000,000. AIC, as a party to a 100% quota share reinsurance agreement, is sharing in the defense of this matter.

On August 8, 2005, we were served a copy of plaintiff’s Second Amended Complaint, which added a cause of action for fraud and deceit against all defendants, and a cause of action for negligent misrepresentation against Hawaiian and SCJ.

On January 31, 2006, Judge Bigelow absolved Hawaiian and SCJ of all counts plaintiff filed against them in this litigation on the trial court level by virtue of court order on motions for summary judgment that were submitted by both Hawaiian and SCJ. A partial dismissal without prejudice was entered as to defendant Paul Ruelas. Plaintiff filed a notice of appeal on April 18, 2006. On September 22, 2006, Hawaiian moved to stay appellate proceedings pursuant to an Order of Liquidation entered on August 21, 2006, in the Circuit Court for the State of Hawaii. Hawaiian and the other defendants thereto believe plaintiff’s allegations in this lawsuit are without merit and will continue to vigorously contest the claims brought by the plaintiff, and intend to exercise all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain.

On October 2, 2006, The Court of Appeal of the State of California, Second Appellate District, Division Five, granted the stay order requested by Hawaiian, which effectively stayed the entire litigation proceeding. On December 11, 2006, the court modified its October 2, 2006 stay order by lifting it as to SCJ, causing the suit to proceed with SCJ as the sole defendant. Hawaiian filed a status update with the court on March 7, 2007 indicating that the liquidation proceeding for Hawaiian remains pending and that the August 21, 2006 Order of Liquidation entered by the Circuit Court of the State of Hawaii remains in full force and effect.

Information Technology

We have grown through acquisitions of significant, branded non-standard retail agencies and underwriting agency operations, and in doing so have inherited a number of disparate legacy policy and claim systems. In 2003, we retired one policy and claim system by successfully migrating that book of business to our most fully integrated functional system. We now operate six policy and three claims systems with the bulk of our business written on two core systems.

For the long term, we believe that an enterprise platform for policy and claims administration would allow us to operate more efficiently while at the same time effectively absorbing the business of potential new acquisitions. However, in the shorter-term, our current technology, which is spread across various platforms, does support and enable our business model by providing sharing of information between our retail stores, independent agents, underwriting, back-office operations and claims. Examples of our current proprietary systems are as follows:

•	Claims administration. ACT II is our primary claims administration system. This system was internally developed with significant user input into the design. The system offers integrated imaging for workflow, data storage and retrieval purposes. ACT II allows us to offer real time claims handling at each desktop and enables us to investigate and promptly resolve all valid claims. This claims system is integrated with the policy system providing coverage verification and policy status. The system maintains all notes, diaries and provides automated on-line management reports on claims features and service levels. In September 2005, we began the migration of four of our existing claims systems to ACT II. The conversions and transitions were successfully completed in November 2005. We believe that the integration of all of our claims systems to ACT II will enable us to improve efficiencies, consolidate claims functions and ease our transition to one enterprise system. Over time, we hope to replace this system with an enterprise platform for policy and claims administration to be developed or acquired.

•	Sales office automation. All of our retail agencies have desktop systems that provide point of sale quoting and application generation. When a policy is written with one of our insurance companies, our policyholders leave our retail agencies with a completed application, declarations page and insurance identification card along with their policy. We believe this “once and done” point of sale process allows us to provide enhanced service to our customers.

•	Payment processing. Since our retail stores are located in convenient neighborhood locations, many of our customers will stop at their local store to make their premium payments. To streamline this process we internally developed a proprietary system, Maestro, that is tied in with our policy system that receipts and tracks payments taken in our retail stores, effectively streamlining cash handling. Maestro also offers real-time reporting from the retail store locations.

•	AffirmativeInsurance.com. This Web site was internally developed for our independent agent partners to provide them with an efficient way to quote, generate and upload applications, upload payments and view policy status online. We believe this tool allows our independent agencies to better service our insurance customers in real time and provides them with the ability to better manage their business written with us.

During 2006, we made significant forward progress in our information technology (“IT”) agenda. In July 2006, we brought in a new chief information officer with extensive industry experience. Prior to joining Affirmative, our new chief information officer was a partner at Accenture LLC (“Accenture”), a global management consulting, technology services and outsourcing company, where he spent 13 years assisting insurance companies in achieving greater performance through transformation of their technology and business operations.

Sarbanes-Oxley Remediation.  Our IT systems are decentralized with many diverse applications throughout the Company. This decentralization has historically created challenges in creating and maintaining a consistent and effective IT control environment. During our evaluation of our IT systems’ operational and financial applications as part of management’s assessment of our internal control over financial reporting as of December 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we identified control deficiencies that represented a material weakness in our internal control over financial reporting. Specifically, the deficiencies included (i) the inadequate design, documentation and enforcement of internal access security policies and procedures, and (ii) ineffective change management controls designed to prevent errors and irregularities with our primary operational applications. Access was not adequately restricted to ensure that unauthorized individuals would not have access to add, change or delete the underlying premiums, claims, or accounting data. To remediate this material weakness, we have implemented new policies and procedures to ensure that proper access controls are maintained and monitored. We have increased the supervisory control over access controls, centralizing it for more direct monitoring. In some instances, we have adjusted system configurations and incorporated software tools where appropriate to limit and restrict the ability of system users to enter, change and view data and that to provide a detailed history of changes to key elements of the data. We have also implemented more stringent change management processes and established accountabilities for system testing, migration and monitoring. As a result of our IT remediation efforts, our assessment of our internal control over financial reporting as of December 31, 2006 has concluded that no material weaknesses remain in our IT internal control.

Outsourcing Initiative.  On October 16, 2006, we entered into a 10-year outsourcing agreement with Accenture under which we will outsource substantially all of our IT operations to Accenture, including our data center, field support and application management. With Accenture as our IT outsourcing partner, we expect to achieve over time our goals of creating a technology platform to improve support of our business, consolidation of our data centers, and improvement in our overall IT infrastructure.

Data Center Consolidation.  In connection with our outsourcing transition to Accenture, in the fourth quarter of 2006, we migrated our largest IT data center from Bedford Park, Illinois to the Accenture managed data center in Omaha, Nebraska. As part of our data center migrations, we are upgrading substantially all of our IT server infrastructure to new standardized and more capable hardware with up-to-date versions of system software. This upgrade has resulted in significant improvements in the reliability and performance of our IT systems. In the first quarter of 2007, we migrated our second largest IT data center from Addison, Texas to the Accenture managed data center in Omaha, Nebraska. As with the first data center migration, this has also resulted in improvements in the reliability and performance of our IT systems that were previously maintained in our Texas data center. In 2007, we expect to migrate our last remaining IT data center (excluding our most recent acquisition, USAgencies) from Melbourne, Florida to the data center in Omaha.

Network and Telephony Upgrade.  To improve the performance of our network and telephony infrastructure and provide enhanced capabilities to our business, we developed an implementation plan to upgrade our networks and deploy a company-wide Voice-over-Internet-Protocol (“VoIP”) phone system. Our new MPLS-based network will provide us with enhanced flexibility, resiliency and performance of our network. This network also positions us to support future technologies that require Quality-of-Service (“QoS”) network management, such as our new VoIP phone system. In 2006, we upgraded our Wide Area Network (“WAN”) between our primary corporate centers in Illinois and Texas, and our new data center in Omaha to our new network architecture. Throughout 2007, we plan to upgrade the rest of our WAN, including all retail locations, to this new network. This will enable us to deploy our VoIP phone system across all locations during 2007. Our new phone system, once deployed across all company locations, will provide us with enhanced capabilities that we believe will lead to a competitive advantage. Specifically, we will be positioned to perform skills-based routing in our claims, underwriting and retail support operations, as well as to implement a virtual call center across all of our retail locations, which will enhance our telephone-based sales and service capabilities. In late 2006, we successfully deployed our new VoIP phone system to our corporate, claims, underwriting and retail operations in our Chicago facility.

Strategic Systems Consolidation and Transformation.  During 2006, we developed a comprehensive implementation plan and supporting business case to consolidate and transform our primary business applications onto a new strategic platform. This plan encompasses consolidating and migrating our multiple claims, point-of-sale and policy administration systems onto single strategic platforms, as well as deploying new premium finance, reporting and business analytics capabilities. With the reporting and business analytics capabilities, we will equip our business managers with electronic dashboards showing the key performance metrics of their respective business units. This component of our plan will also provide us enhanced information reporting and data analysis capabilities to better understand and manage the performance of our business.

For all five components of this systems transformation plan, we have or are in the process of selecting a software package that we will configure and integrate to meet our unique needs. We believe this systems transformation will position us to realize significant strategic benefits including: systemic pricing advantage in our marketplace via consolidated and streamlined systems and operations; faster product time to market; additional retail revenue via premium financing; improved claims and underwriting performance via increased automated application of best practice processing rules; a platform to simplify and hasten post-merger and acquisition integration — reducing integration costs and accelerating synergies realization; and improved customer focus and retention. In November 2006, we received approval from our board of directors to commence with the first phase of this transformation, the implementation of premium finance. We plan to implement a wholly-owned premium finance company and supporting technology early in the second quarter of 2007. In addition, during 2007, with board of director’s approval, we plan to commence the remaining phases of the systems transformation.

Competition

The non-standard personal automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete based on factors such as the convenience of retail store locations, price, coverages offered, availability of flexible down payment arrangements and billing plans, customer service, claims handling and agent commission. We compete with other insurance companies that sell non-standard personal automobile insurance policies through independent agencies as well as with insurance companies that sell such policies directly to their customers. Our retail agencies and the independent agencies that sell our insurance products compete both with these direct writers and with other independent agencies. Therefore, our competitors are not only large national insurance companies, such as The Progressive Corporation, The Allstate Corporation, State Farm Mutual Automobile Insurance Company, GEICO, Farmers Insurance Group and American International Group, Inc. but also smaller regional insurance companies and independent agencies, such as Infinity Property & Casualty Corporation, Direct General Corporation, First Acceptance Corporation and Bristol West Holdings, Inc., that operate in a specific region or single state in which we operate. Based upon data compiled from A.M. Best, we believe that, as of December 31, 2005, the top ten insurance groups accounted for approximately 66% of the approximate $29.3 billion non-standard market segment, measured in annual direct premiums written.

The non-standard personal automobile insurance industry historically has been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. In the late 1990s, many non-standard personal automobile insurers attempted to capture more business by reducing rates. We believe that these industry-wide rate reductions, combined with increased costs per claim during the period, contributed to the deterioration of industry loss ratios in the years 1999 through 2001. We believe that in 2002 through 2004, the underwriting results in the non-standard personal automobile insurance business improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers, including us. In late 2004, and continuing through 2006, increased price competition and excess underwriting capacity produced a softening market. These fluctuations in the non-standard personal automobile insurance business cycle may negatively impact our profitability.

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

In addition to selling policies for our own insurance companies, our retail stores offer and sell non-standard personal automobile insurance policies for unaffiliated insurance companies. As a result, our insurance companies compete with these unaffiliated insurance companies for sales to the customers of our retail stores. If the competing insurance products offered by an unaffiliated insurance company are priced lower or have more attractive features than the insurance policies offered by our insurance companies, customers of our owned retail stores may decide not to purchase insurance policies from our insurance companies and may instead purchase policies from the unaffiliated insurance company. A loss of business by our insurance companies resulting from our retail stores selling relatively more policies of unaffiliated insurance companies and fewer policies of our insurance companies would negatively affect our earned premiums. However, instead we would earn commission income and fees from the unaffiliated insurance companies.

Ratings

The A.M. Best Company rates insurance companies based on factors of concern to policyholders, including a company’s financial strength and ability to meet its obligations to policyholders. A.M. Best has currently assigned our insurance company subsidiaries ratings of “B” (Fair), which is the seventh highest of the fifteen rating categories ranging from “A++” (Superior) to “F” (In Liquidation). Publications of A.M. Best indicate that the “B” rating is assigned to those companies that in A.M. Best’s opinion have a fair ability to meet their current obligations to policyholders but are financially vulnerable to adverse changes in underwriting or economic conditions. This rating reflects A.M. Best’s opinion of our ability to pay claims and is not an evaluation directed to investors regarding an investment in our common stock. In evaluating an insurance company’s financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. In addition, A.M. Best evaluates the insurance company’s ownership and the capital structure of the parent company. Our insurance companies’ ratings are subject to change at any time and may be revised downward or revoked at the sole discretion of A.M. Best.

Following the completion of our acquisition of USAgencies on January 31, 2007, A.M. Best downgraded our rating from “B+” (Good) to “B” (Fair) due, in part, to our high tangible financial leverage resulting from the additional $200.0 million in debt that was utilized to finance the acquisition and to certain execution risks that A.M. Best believes exists relative to the overall infrastructure resulting from the combination of the two companies.

Regulatory Environment

We are subject to comprehensive regulation and supervision by government agencies in Illinois, the state in which two of our insurance company subsidiaries are domiciled, and Michigan, the state in which one of our insurance companies is domiciled, as well as in the states where our subsidiaries sell insurance products, issue policies and handle claims. In 2007, we will become subject to the regulations and supervision of government agencies in Louisiana and New York, where the insurance subsidiaries of USAgencies are domiciled. State insurance laws and regulations are complex, and each jurisdiction’s requirements are different. Certain states impose restrictions or require prior regulatory approval of certain corporate actions. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary.

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

Transactions between insurance companies and their affiliates.  We are a holding company and are subject to regulation in the jurisdictions in which our insurance company subsidiaries conduct business. Our insurance company subsidiaries are organized and domiciled under the insurance statutes of Illinois, Michigan, Louisiana and New York. The insurance laws in those states provide that all transactions among members of an insurance holding company system must be fair and reasonable. Transactions between our insurance company subsidiaries and their affiliates generally must be disclosed to state regulators, and prior regulatory approval generally is required before any material or extraordinary transaction may be consummated or any management agreement, services agreement, expense sharing arrangement or other contract providing for the rendering of services on a regular, systematic basis is entered into. State regulators may refuse to approve or delay approval of such a transaction, which may impact our ability to innovate or operate efficiently.

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

Capital requirements.  Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the NAIC, require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At December 31, 2006, each of our insurance subsidiaries maintained an RBC level that is in excess of an amount that would require any corrective actions on our part. As of December 31, 2006, our insurance companies had total adjusted capital of $133.4 (AIC), $24.6 (Insura) and $9.2 million (AIC — Michigan) and exceeded their respective authorized control level risk-based capital by a multiple of 3.5 to 1 (AIC), 37.3 to 1 (Insura) and 52.6 to 1 (AIC — Michigan), respectively. Since Insura and AIC — Michigan are wholly owned subsidiaries of AIC, their total adjusted capital is included in AIC’s total adjusted capital of $133.4 million.

IRIS Ratios.  The NAIC Insurance Regulatory Information System or IRIS is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall outside of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. As of December 31, 2006, AIC — Michigan, newly formed in 2006, had three IRIS ratios outside of the usual range. Two of these unusual ratios were primarily due to changes in policyholders’ surplus resulting from the capitalization of this newly formed insurance company. AIC had two IRIS ratios outside of the usual range and Insura had one IRIS ratio outside of the usual range. Each of our three insurance companies had the same IRIS ratio (“gross agents’ balances to policyholders’ surplus”) that was outside of the usual range. Because our insurance companies write exclusively non-standard personal automobile insurance policies, they maintain a higher than usual balance of premiums receivable compared to the overall industry. Non-standard personal automobile insurance customers often have limited financial resources and pay their premiums on monthly installments significantly more often than customers reported by the broader industry index, which includes all personal and commercial insurance customers who more often elect or are required to pay premiums up front when their policies are issued.

Regulation of dividends.  We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations is largely dependent on dividends or other payments from our operating subsidiaries, which include our agency subsidiaries and our insurance company subsidiaries. State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. Our insurance companies may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s surplus as of the preceding December 31, or the insurance company’s net income for the 12-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurance company’s remaining surplus after payment of a cash dividend to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.

Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. Our insurance companies paid $11.5 million in dividends during 2006. Without regulatory approval, the aggregate maximum amount of dividends that can be paid in 2007 to us by our insurance company subsidiaries is approximately $11.1 million. However, due to the dividend payment of $11.5 million in December 2006, our maximum dividend capacity of $11.1 million is not immediately available to us in 2007.

Acquisitions of control.  The acquisition of control of our insurance company subsidiaries requires the prior approval of their applicable insurance regulators. Generally, any person who directly or indirectly through one or more affiliates acquires 10% or more of the outstanding securities of an insurance company or its parent company is presumed to have acquired control of the insurance company. In addition, certain state insurance laws contain provisions that require pre-acquisition notification to state agencies of a change in control with respect to a non-

domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of our common stock.

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

Premium finance regulation.  As part of the acquisition of USAgencies, we acquired the premium finance company that finances USAgencies’ policyholders. We are in the initial stages of forming a second premium finance company to finance the sales of insurance policies sold through our owned retail stores. Our premium finance subsidiaries will be regulated by governmental agencies in states in which they conduct business. The agency responsible for such regulation varies by state, but generally is the banking department or the insurance department of the applicable state. These regulations, which generally are designed to protect the interests of policyholders who elect to finance their insurance premiums, vary by jurisdiction, but, among other matters, usually involve:

•	requiring our premium finance companies to qualify for and obtain a license and to renew the license each year;

•	regulating the interest rates, fees and service charges we may charge our customers;

•	establishing standards for filing annual financial reports of our premium finance companies;

•	imposing minimum capital requirements for our premium finance subsidiaries or requiring surety bonds in addition to or as an alternative to such capital requirements;

•	prescribing minimum notice and cure periods before we may cancel a customer’s policy for non-payment under the terms of the financing agreement;

•	governing the form and content of our financing agreements;

•	prescribing timing and notice procedures for collecting unearned premium from the insurance company, applying the unearned premium to our customer’s premium finance account, and, if applicable, returning any refund due to our customer;

•	conducting periodic financial and market conduct examinations and investigations of our premium finance companies and its operations; and

•	requiring prior notice to the regulating agency of any change of control of our premium finance companies.

The following table sets forth the maximum permissible interest rate in the states listed below:

	Permissible
State	Interest Rate

Florida	12.0	%(1)
Illinois	10.0	%(1)
Indiana	21.0	%(3)
Louisiana	36.0	%(2)
Missouri	15.0	%(1)
South Carolina	12.0	%(1)
Texas	18.0	%(1)

(1)	In these states, the maximum permissible interest rate is calculated on an “add-on” basis, meaning that the annual interest rate is applied to the initial amount financed.

(2)	In this state, the maximum permissible interest rate is calculated on an “actuarial” basis, meaning that the interest is calculated to apply to the average of balances outstanding throughout the period of indebtedness.

(3)	In this state, the maximum permissible interest rate, calculated using the actuarial method, is not to exceed 21% per year on the unpaid balances of the principal. However, the applicable regulation does not limit or restrict the manner of contracting for the loan finance charge, whether by way of add-on, discount or otherwise, so long as the rate of the loan finance charge does not exceed that permitted.

Some of these states may require our premium finance subsidiaries to maintain a specified minimum net worth, post a surety bond or deposit securities with the state regulator.

In addition, our premium finance business will be subject to the federal Truth-in-Lending Act (“TILA”) and Regulation Z promulgated pursuant to the TILA and similar state statutes.

Privacy Regulations.  In 1999, the United States Congress enacted the Gramm-Leach-Bliley Act, which protects consumers from the unauthorized dissemination of certain personal information. Subsequently, the majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition.

Regulation of Our Ancillary Product Vendors.  The vendors of the ancillary products and services we offer to our customers are also subject to various federal and state laws and regulations. The failure of any vendor to comply with such laws and regulations could affect our ability to sell the ancillary products or services of that particular vendor. However, we believe that there are adequate alternative vendors of all the material ancillary products and services sold by us.

Trade practices.  The manner in which we conduct the business of insurance is regulated by state statutes in an effort to prohibit practices that constitute unfair methods of competition or unfair or deceptive acts or practices. Prohibited practices include disseminating false information or advertising; defamation; boycotting, coercion and intimidation; false statements or entries; unfair discrimination; rebating; improper tie-ins with lenders and the extension of credit; failure to maintain proper records; improper use of proprietary information; sliding, packaging or other deceptive sales conduct; failure to maintain proper complaint handling procedures; and making false statements in connection with insurance applications for the purpose of obtaining a fee, commission or other benefit. We set business conduct policies for our employees and we require them, among other things, to conduct their activities in compliance with these statutes.

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

Financial reporting.  We are required to file quarterly and annual financial reports with states using statutory accounting practices that are different from generally accepted accounting principles, which reflect our insurance company subsidiaries on a going concern basis. The statutory accounting practices used by state regulators, in keeping with the intent to assure policyholder protection, are generally based on a liquidation concept. For a summary of significant differences for our insurance companies between statutory accounting practices and GAAP, see Note 2 to our consolidated financial statements included in this report.

Periodic financial and market conduct examinations.  The state insurance departments that have jurisdiction over our insurance company subsidiaries may conduct on-site visits and examinations of the insurance companies’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurance companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination or assessing fines or other penalties against that company. In 2006, two of our insurance subsidiaries completed a routine financial examination by the Illinois Department of

Insurance. The examination findings were based on financial statements for the year ended December 31, 2004. We have taken all corrective action indicated by the examination findings and all necessary adjustments were recorded in 2006.

Recent regulatory developments.  In 2003, legislation was passed in Texas that has been described as comprehensive insurance reform affecting the homeowners and automobile insurance business. With respect to non-standard personal automobile insurance, the most significant provisions provide for additional rate regulation and limitations on the use of credit scoring and territorial distinctions in underwriting and rating risks. In the fiscal year ended December 31, 2006, approximately 27.6% of our gross premiums written from non-standard personal automobile insurance policies produced on behalf of our insurance companies and other unaffiliated insurance companies we represent were issued to customers in Texas. Currently, 83% of these policies were written by Old American, an unaffiliated insurance company, and 100% assumed by our insurance companies. The remaining 17% were written directly by our insurance companies. We and many of our competitors contract with Texas county mutual insurance companies such as Old American primarily because these entities are allowed the flexibility of multiple rate plans. Even though the Texas Commissioner of Insurance has been given broader rulemaking authority under the 2003 law, to date we have experienced little impact in the design and pricing flexibility of our products. The county mutual system remains flexible and continues to meet our needs.

Employees

As of December 31, 2006, we employed 942 employees. Our employees are not covered by any collective bargaining agreements. Of the 942 total employees, 392 were directly engaged in our retail distribution channel.

Special Note Regarding Forward-Looking Statements

Any statement contained in this report that is not a historical fact, or that might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in our filings with the Securities and Exchange Commission. If any of these assumptions or opinions prove incorrect, any forward-
looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

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

We face risks in connection with any material weakness resulting from our Sarbanes-Oxley Section 404 management report and any related remedial measures that we undertake.

In conjunction with (i) our ongoing reporting obligations as a public company and (ii) the requirements of Section 404 of the Sarbanes-Oxley Act that management report as of December 31, 2006 on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting, we engaged in a process to document, evaluate and test our internal controls and procedures, including corrections to existing controls and additional controls and procedures that we may implement. As a result of this evaluation and testing process, our management concluded that, as of December 31, 2006, we maintained effective internal control over financial reporting. See Item 9A. “Controls and Procedures” for additional disclosure about management’s assessment of the effectiveness of our internal control over financial reporting.

In response to the material weaknesses in our internal control over financial reporting identified as a result of our assessment of our internal control over financial reporting as of the end of the prior fiscal year, December 31, 2005, we have implemented additional controls and procedures, including modifying many of our controls and financial reporting processes, and standardizing our IT policies and procedures. These efforts have increased cost and diverted management attention away from operating our business.

In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals material weaknesses or significant deficiencies, the correction of any such material weaknesses or significant deficiencies could require remedial measures that could be costly and time-consuming. In addition, the discovery of material weaknesses could also require the restatement of prior period operating results. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end as to the effectiveness of our control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our independent auditors are unable to express an opinion on the effectiveness of our internal controls), or if we experience material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price and potentially subject us to litigation.

If we fail to effectively upgrade our information technology system, we may not be able to accurately report our financial results or prevent fraud.

As part of our efforts to continue improving our internal control over financial reporting, we plan to upgrade and transform our existing information technology system. We may experience difficulties in transitioning to new or upgraded systems, including loss of data and decreases in productivity until personnel become familiar with new systems. In addition, our management information systems will require modification and refinement as we grow and as our business needs change, which could prolong difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems and respond to changes in our business needs, our operating results could be harmed or we may fail to meet our reporting obligations.

Our largest stockholder controls a significant percentage of our common stock and its interests may conflict with those of our other stockholders.

New Affirmative beneficially owns approximately 51.2% of our outstanding common stock. As a result, New Affirmative exercises significant influence over matters requiring stockholder approval, including the election of directors, changes to our charter documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of New Affirmative with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. New Affirmative’s continued

concentrated ownership may have the effect of delaying or preventing a change of control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Future issuances or sales of our common stock, including under our equity incentive plan or in connection with future acquisition activities, may adversely affect our common stock price.

As of the date of this filing, we had an aggregate of 54,292,062 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 3,000,000 shares of our common stock for issuance under our equity incentive plan, of which 1,936,080 shares are issuable upon vesting and exercise of options granted as of the date of this filing, including options to purchase approximately 473,793 shares exercisable as of December 31, 2006. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the percentage ownership held by our stockholders.

New Affirmative, our largest stockholder, beneficially owns approximately 51.2% of our common stock. New Affirmative has certain demand and piggyback registration rights with respect to the shares of our common stock it beneficially owns. Sales of a substantial number of shares of common stock by our largest stockholder, New Affirmative, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock.

Our inability to refinance our lines of credit or obtain additional financing could have an adverse effect on our premium finance revenue.

Through the premium finance subsidiary that we are in the process of forming, we will finance many of the insurance policies we sell. Our working capital needs will be substantially dependent on bank lines of credit that include covenants requiring us to pass specified financial tests and to refrain from certain kinds of actions. Such actions include incurring or guaranteeing additional indebtedness; granting mortgages or liens on our and certain of our subsidiaries’ assets; selling our premium finance subsidiary receivables; merging into, consolidating with, or acquiring the assets of another business corporation outside defined limitations; disposing of all or a substantial portion of our assets; making loans or investments other than to our subsidiaries; or entering into a new line of business not related to insurance, financial and related services. In the event we fail to meet our covenants or are unable to refinance, replace or increase our bank line of credit on economically feasible terms, our income and the marketability of our insurance products could be adversely affected. An alternative to financing our policies through our premium finance subsidiary would be to finance or installment bill the policies through our insurance subsidiaries as we have done historically, which would eliminate the requirement for outside working capital.

Since we are a “controlled company” for purposes of The NASDAQ Global Select Market’s corporate governance requirements, our stockholders will not have, and may never have, the protections that these corporate governance requirements are intended to provide.

Since we are a “controlled company” for purposes of The NASDAQ Global Select Market’s corporate governance requirements, we are not required to comply with the provisions requiring that a majority of our directors be independent, the compensation of our executives be determined by independent directors or nominees for election to our board of directors be selected by independent directors. As a result, our stockholders will not have, and may never have, the protections that these rules are intended to provide. The board of directors has determined that Paul J. Zucconi, Suzanne T. Porter, Thomas C. Davis and Nimrod T. Frazer are independent under The NASDAQ Global Select Market’s listing standards.

Because of our significant concentration in non-standard personal automobile insurance, our profitability may be adversely affected by negative developments and cyclical changes in the industry.

Substantially all of our gross premiums written and our commission income and fees is generated from sales of non-standard personal automobile insurance policies. As a result of our concentration in this line of business, negative developments in the business, economic, competitive or regulatory conditions affecting the non-standard personal automobile insurance industry could have a negative effect on our profitability and would have a more pronounced effect on us as compared to more diversified companies. Examples of such negative developments would be increasing trends in automobile repair costs, automobile parts costs, used car prices and medical care expenses, increased regulation, as well as increased litigation of claims and higher levels of fraudulent claims. All of these events can result in reduced profitability.

In addition, the non-standard personal automobile insurance industry historically has been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. In the late 1990s, many non-standard personal automobile insurers attempted to capture more business by reducing rates. We believe that these industry-wide rate reductions, combined with increased costs per claim during the period, contributed to the deterioration of industry loss ratios in the years 1999 through 2001. We believe that in 2002 through 2004, the underwriting results in the non-standard personal automobile insurance business improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers, including us. In late 2004, and continuing through 2006, increased price competition and excess underwriting capacity produced a softening market. These fluctuations in the non-standard personal automobile insurance business cycle may negatively impact our profitability.

Intense competition could adversely affect our profitability.

The non-standard personal automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Our insurance companies compete with other insurance companies that sell non-standard personal automobile insurance policies through independent agencies as well as with insurance companies that sell such policies directly to their customers. Our retail agencies and the independent agencies that sell our insurance products compete both with these direct writers and with other independent agencies. Therefore, our competitors are not only large national insurance companies, but also smaller regional insurance companies and independent agencies. Some of our competitors have substantially greater financial and other resources than we have and may offer a broader range of products or competing products at lower prices. In addition, existing competitors may attempt to increase market share by lowering rates and new competitors may enter this market, particularly larger insurance companies that do not presently write non-standard personal automobile insurance. In this environment, we may experience a reduction in our underwriting margins or sales of our insurance policies may decrease as individuals purchase lower-priced products from other insurance companies. A loss of business to competitors offering similar insurance products at lower prices or having other competitive advantages could negatively affect our revenues and net income.

In addition to selling policies for our own insurance companies, our retail stores offer and sell non-standard personal automobile insurance policies for unaffiliated insurance companies. As a result, our insurance companies compete with these unaffiliated insurance companies for sales to the customers of our owned retail stores. If the competing insurance products offered by an unaffiliated insurance company are priced lower or have more attractive features than the insurance policies offered by our insurance companies, customers of our retail stores may decide not to purchase insurance policies from our insurance companies and may instead purchase policies from the unaffiliated insurance company. A loss of business by our insurance companies resulting from our retail stores selling relatively more policies of unaffiliated insurance companies and fewer policies of our insurance companies could negatively affect our revenues and profitability. Our retail stores would, however, earn commission income and fees from the unaffiliated insurance companies for the sales of their policies.

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

We maintain reserves to cover our estimated ultimate liability for losses and the related loss adjustment expenses for both reported and unreported claims on insurance policies issued by our insurance companies. The establishment of appropriate reserves is an inherently uncertain process, involving actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of claims based on historical claims information, estimates of future trends in claims severity and other variable factors such as inflation. Due to the inherent uncertainty of estimating reserves, it has been necessary, and will continue to be necessary, to revise estimated future liabilities as reflected in our reserves for claims and related expenses.

We cannot be sure that our ultimate losses and loss adjustment expenses will not materially exceed our reserves. To the extent that our reserves prove to be inadequate in the future, we would be required to increase our reserves for losses and the related loss adjustment expenses and incur a charge to earnings in the subsequent period during which such reserves are increased, which could have a material and adverse impact on our financial condition and results of operations in the subsequent period. In addition, we have a limited history in establishing reserves, and the historic development of our reserves for losses and loss adjustment expenses may not necessarily reflect future trends in the development of these amounts.

We may not be successful in reducing our risk and increasing our underwriting capacity through reinsurance arrangements, which could adversely affect our business, financial condition and results of operations.

In order to reduce our underwriting risk and increase our underwriting capacity, we may choose to transfer portions of our insurance risk to other insurers through reinsurance contracts. Historically, we have ceded a portion of our non-standard automobile insurance premiums and losses to unaffiliated reinsurers in accordance with these contracts. The availability, cost and structure of reinsurance protection is subject to changing market conditions that are outside of our control. In order for these contracts to qualify for reinsurance accounting and thereby provide the additional underwriting capacity that we might need, the reinsurer generally must assume significant risk and have a reasonable possibility of a significant loss.

Although the reinsurer is liable to us to the extent we transfer, or “cede,” risk to the reinsurer, we remain ultimately liable to the policyholder on all risks reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that our reinsurers may dispute their obligations to pay our claims. As a result, we may not recover claims made to our reinsurers in a timely manner, if at all. In addition, if insurance departments deem that under our existing or future reinsurance contracts the reinsurer does not assume significant risk and has a reasonable possibility of significant loss, we may not be able to increase our ability to write business based on this reinsurance. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We may incur significant losses if VFIC, which currently has an A.M. Best financial strength rating of “F” (In Liquidation) or any of our other reinsurers, do not pay our claims in a timely manner.

Although our reinsurers are liable to us to the extent we transfer risk to the reinsurers, we remain ultimately liable to our policyholders on all risks reinsured. Consequently, if any of our reinsurers cannot pay their reinsurance obligations, or dispute these obligations, we remain liable to pay the claims of our policyholders. In addition, our reinsurance agreements are subject to specified contractual limits on the amounts and types of losses covered, and we do not have reinsurance coverage to the extent our losses exceed those limits or are not of the type reinsured. As of December 31, 2006, we had a total of $24.8 million of receivables from reinsurers, including $20.2 million gross recoverable from VFIC. We have $23.1 million currently in a trust account to collateralize the $20.2 million gross recoverable from VFIC. VFIC currently has been assigned a financial strength rating of “F” (In Liquidation) from A.M. Best. According to A.M. Best, “F” ratings are assigned to companies that have been placed under an order or liquidation by a court of law or whose owners have voluntarily agreed to liquidate the company. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss, which would have a material adverse effect on our business and results of operations.

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

We have reduced our use of quota share reinsurance. As a result, we retain and earn more of the premiums we write, but we also retain more of the related losses. We generally enter into quota share reinsurance agreements that cover business written through our underwriting agencies in specified states or regions. Reducing our use of quota share reinsurance increases our risk and exposure to such losses, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to comprehensive regulation that may restrict our ability to earn profits.

We are subject to comprehensive regulation and supervision by government agencies in the states in which our insurance company subsidiaries are domiciled, as well as in the states where our subsidiaries sell insurance products, issue policies and handle claims. Certain states impose restrictions or require prior regulatory approval of certain corporate actions, which may adversely affect our ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow our business profitably. These regulations provide safeguards for policy owners and are not intended to protect the interests of stockholders. Our ability to comply with these laws and regulations and to obtain necessary regulatory action in a timely manner is and will continue to be critical to our success.

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

•	Other regulations. We must also comply with state and federal regulations involving, among other things:

—	the use of non-public consumer information and related privacy issues;

—	the use of credit history in underwriting and rating;

—	limitations on the ability to charge policy fees;

—	limitations on types and amounts of investments;

—	the payment of dividends;

—	the acquisition or disposition of an insurance company or of any company controlling an insurance company;

—	involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental charges;

—	the Sarbanes-Oxley Act of 2002;

—	SEC reporting;

—	reporting with respect to financial condition; and

—	periodic financial and market conduct examinations performed by state insurance department examiners.

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

We cannot assure you that states will not make existing insurance-related laws and regulations more restrictive in the future or enact new restrictive laws. New or more restrictive regulation in any state in which we conduct business could make it more expensive for us to conduct our business, restrict the premiums we are able to charge or otherwise change the way we do business. In such events, we may seek to reduce our writings in, or to withdraw entirely from these states. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. We are unable to predict whether and to what extent new laws and regulations that would affect our business will be adopted in the future, the timing of any such adoption and what effects, if any, they may have on our operations, profitability and financial condition.

For example, in 2003, legislation was passed in Texas that has been described as comprehensive insurance reform affecting the homeowners and automobile insurance business. With respect to non-standard personal automobile insurance, the most significant provisions provide for additional rate regulation and limitations on the use of credit scoring and territorial distinctions in underwriting and rating risks. In the fiscal year ended December 31, 2006, approximately 27.6% of our gross premiums written from non-standard personal automobile policies produced on behalf of our insurance companies were from policies issued to customers in Texas. Currently, 83% of these policies are written by Old American, a Texas county mutual insurance company and 100% assumed by our insurance companies. The remaining 17% were written directly by our insurance companies. We and many of our competitors contract with Texas county mutual insurance companies primarily because these entities historically have not been subject to state rate regulation applicable to other insurance companies. Although the new reforms are significant, the primary rate regulation provisions do not apply directly to our business in Texas due to an exemption that applies to certain county mutual insurance companies, including Old American. However, because the Texas Commissioner of Insurance has been given broader rulemaking authority under the new law, we cannot determine the ultimate impact this legislation will have on our business until certain rules are developed by the Commissioner. Any rule changes that would bring the regulation of county mutual insurance companies more closely in line with the regulation of other property and casualty insurance companies conducting business in Texas would likely increase our regulatory costs and reduce our rate flexibility, which could make our relationship with Old American less profitable and prompt us to change the way we underwrite risk in Texas.

New pricing, claim, coverage and financing issues and class action litigation are continually emerging in the automobile insurance industry, and these new issues could adversely impact our revenues or our methods of doing business.

As automobile insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverages, business practices and premium financing plans may emerge. These issues can have an adverse effect on our business by changing the way we price our products, by extending coverage beyond our underwriting intent, or by increasing the size of claims. Recent examples of some emerging issues include:

•	concerns over the use of an applicant’s credit score and zip code as a factor in making risk selections and pricing decisions;

•	a growing trend of plaintiffs targeting automobile insurers, including us, in purported class action litigation relating to claims-handling practices, such as the permitted use of aftermarket (non-original equipment manufacturer) parts, total loss evaluation methodology and the alleged diminution in value to insureds’ vehicles involved in accidents;

•	a relatively new trend of plaintiffs targeting insurers, including automobile insurers, in purported class action litigation which seek to recharacterize installment fees and other allowed charges related to insurers’ installment billing programs as interest that violates state usury laws or other interest rate restrictions; and

•	attempts by plaintiffs to initiate purported class action litigation targeting premium finance operations relating to unearned interest rebates and the collection of service and finance charges.

The effects and costs of these and other unforeseen emerging issues could negatively affect our revenues, income or our methods of business.

Our insurance companies are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Our insurance companies are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require our insurance companies to report their results of risk-based capital calculations to state departments of insurance and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital. Authorized control level risk-based capital is the number determined by applying the NAIC’s risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.

Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At December 31, 2006, each of our insurance subsidiaries maintained an RBC level that is in excess of an amount that would require any corrective actions on our part. As of December 31, 2006, our insurance companies had total adjusted capital of $133.4 (AIC), $24.6 (Insura) and $9.2 million (AIC — Michigan) and exceeded their respective authorized control level risk-based capital by a multiple of 3.5 to 1 (AIC), 37.3 to 1 (Insura) and 52.6 to 1 (AIC —

Michigan), respectively. Since Insura and AIC — Michigan are wholly owned subsidiaries of AIC, their total adjusted capital is included in AIC’s total adjusted capital of $133.4 million.

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

We may encounter difficulties in implementing our strategies of expanding into new markets and acquiring agencies.

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

Our business is concentrated in a limited number of states. For the year ended December 31, 2006, approximately 27.6% of our gross premiums written related to policies issued to customers in Texas, 23.4% to customers in Illinois and 13.3% to customers in California. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it less attractive for us to do business in these states and could have an adverse effect on our financial results.

Our underwriting operations are vulnerable to a reduction in the amount of business written by independent agencies.

For the year ended December 31, 2006, independent agencies were responsible for approximately 64.7% of the gross premiums produced by our underwriting agencies. As a result, our business depends in part on the marketing efforts of independent agencies and on our ability to offer insurance products and services that meet the requirements of these independent agencies and their customers. Independent agencies are not obligated to sell or promote our products, and since many of our competitors rely significantly on the independent agency market, we must compete with other insurance companies and underwriting agencies for independent agencies’ business. Some of our competitors offer a larger variety of products, lower prices for insurance coverage or higher commissions, and we therefore may not be able to continue to attract and retain independent agencies to sell our insurance products. A material reduction in the amount of business our independent agencies sell would negatively impact our revenues.

If we are unable to establish and maintain relationships with unaffiliated insurance companies to sell their non-standard personal automobile policies through our owned retail stores, our sales volume and profitability may suffer.

Our owned retail stores sell non-standard personal automobile insurance policies for our insurance companies and also for unaffiliated insurance companies. Particularly in soft markets, our commitment to underwriting discipline may result in declining sales of our insurance companies’ policies in favor of lower-priced products from other insurance companies willing to accept less attractive underwriting margins. Consequently, part of our strategy in a soft market is to generate increased commission income and fees from sales of third-party policies through our retail stores’ relationships with unaffiliated underwriting agencies and insurance companies. If our retail stores are unable to establish and maintain these relationships, they would have a more limited selection of non-standard personal automobile insurance policies to sell. In such an event, our retail stores might experience a net decline in overall sales volume of non-standard personal automobile insurance policies, which would decrease our profitability.

Our largely fixed cost structure with respect to our owned retail stores would work to our disadvantage if our sales volume at our retail stores were to decline significantly.

We estimate that, for the year ended December 31, 2006, 77.6% of the costs related to our retail store operations were largely fixed, including the leasing costs for our retail space and employee compensation expenses for our sales personnel in the retail stores. If we are unable to maintain our sales volume of non-standard personal automobile policies at our retail stores, we may be forced to close some of our retail store locations or lay off store personnel to manage our fixed expenses. These actions in turn could harm our profitability and likely would detract from our future growth potential.

If our insurance companies, which currently have A.M. Best financial strength ratings of “B”, fail to maintain commercially acceptable financial strength ratings, our ability to implement our business strategies successfully could be significantly and negatively affected.

Financial strength ratings are important in establishing the competitive position of insurance companies and could have an effect on an insurance company’s sales. A.M. Best, generally considered to be a leading authority on insurance company ratings and information, has currently assigned our insurance companies ratings of “B” (Fair). The “B” rating is the seventh highest of 15 rating categories that A.M. Best assigns to insurance companies, ranging from “A++” (Superior) to “F” (In Liquidation). According to A.M. Best, “B” ratings are assigned to insurers that have a fair ability to meet their current obligations to policyholders but are financially vulnerable to adverse changes in underwriting or economic conditions. This rating reflects A.M. Best’s opinion of our ability to pay claims and is not an evaluation directed to investors regarding an investment in our common stock. In evaluating an insurance company’s financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. In addition, A.M. Best evaluated the insurance company’s ownership and the capital structure of any parent company. Our insurance companies’ ratings are subject to change at any time and may be revised downward or revoked at the sole discretion of A.M. Best.

Following the completion of our acquisition of USAgencies on January 31, 2007, A.M. Best downgraded our financial strength rating (“FSR”) from “B+” (Very Good) to “B” (Fair). While our combined entities maintain favorable risk-adjusted capitalization and operating performance relative to our previous rating level, A.M. Best determined that the high intangible financial leverage position resulting from the additional $200.0 million in debt that was utilized to finance the acquisition of USAgencies merited a reduced FSR. This, along with certain risks that A.M. Best believes exists relative to the overall infrastructure resulting from the combination of the two companies, led to this downgrade.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2006, $221.8 million, or 100%, of our investment portfolio was invested in fixed income securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities. We attempt to mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. If market interest rates were to change 1.0% (for example, the difference between 5.0% and 6.0%), the fair value of our fixed income securities would change approximately $2.2 million. The change in fair value was determined using duration modeling assuming no prepayments.

We rely on our information technology and telecommunications systems, and the failure of these systems could disrupt our operations.

Our business is highly dependent upon the successful and uninterrupted functioning of our current information technology and telecommunications systems as well as our future integrated policy and claims system. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations, as well as to perform actuarial and other analytical functions necessary for pricing and product development. As a result, the failure of these systems could interrupt our operations and adversely affect our financial results. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner. This could result in a material adverse effect on our business.

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

State insurance laws limit the ability of our insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. In addition, for competitive reasons, our insurance companies need to maintain financial strength ratings which require us to maintain certain levels of capital and surplus in those subsidiaries. The need to maintain these capital and surplus levels may affect the ability of our insurance company subsidiaries to pay dividends to us. Under state insurance laws, dividends from our insurance companies, which must be paid from earned surplus, are subject to restrictions relating to statutory surplus and earnings. Prior approval from state insurance regulatory authorities is generally required in order for our insurance companies to declare and pay extraordinary dividends. In most states, an extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s statutory surplus as of the preceding December 31, or the insurance company’s statutory net income for the 12-month period ending the preceding December 31. Without regulatory approval, the aggregate maximum amount of dividends that can be paid in 2007 to us by our insurance company subsidiaries is approximately $11.1 million. In December 2006, our insurance company subsidiaries paid a dividend of $11.5 million and as a result, the maximum dividend capacity of $11.1 million is not immediately available. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily indicate an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurance company’s ratings, competitive position, amount of premiums that can be written, and ability to pay future dividends. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies and our rights to participate in any distribution of assets of our insurance company subsidiaries are subject to prior claims of policyholders and creditors, except to the extent that our rights, if any, as a creditor are recognized. As a result, a prolonged, significant decline in the profits of our insurance company subsidiaries or regulatory action limiting dividends could subject us to shortages of cash because our insurance company subsidiaries would not be able to pay us dividends.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of the year ended December 31, 2006, we leased an aggregate of approximately 543,851 square feet of office space for our agencies, insurance companies and retail stores in various locations throughout the United States.

The office space of approximately 543,851 square feet includes a new lease that was entered into in 2006 for approximately 56,875 square feet of office space in Burr Ridge, Illinois. We officially occupied the office space on January 1, 2007, while simultaneously moving from our Bedford Park, Illinois location, where we leased approximately 96,722 square feet of office space. The Burr Ridge lease has a term of 10 years and provides for escalating rents during the lease term. The lease for the office space in Bedford Park was terminated on January 1, 2007. We continue to lease approximately 56,888 square feet of office space in Addison, Texas with three years remaining in the lease term.

Item 3.	Legal Proceedings

We and our subsidiaries are named from time to time as defendants in various legal actions arising in the ordinary course of our business and arising out of or related to claims made in connection with our insurance policies, claims handling and employment related disputes. Though we believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations, the ultimate outcome of these matters is uncertain.

In December 2003, InsureOne Independent Agency, LLC (“InsureOne”), American Agencies General Agency, Inc. and Affirmative Insurance Holdings, Inc. (collectively “Affirmative”) brought action in the Circuit Court of Cook County, Illinois to enforce non-compete and non-solicitation agreements entered into with James Hallberg, the former president of InsureOne, a wholly-owned subsidiary, and eight former employees of InsureOne and two of Hallberg’s family trusts. The court entered interim orders prohibiting all defendants, including Hallberg, from hiring any employees of InsureOne or of plaintiffs’ other underwriting agencies. On November 9, 2005 upon the close of Affirmative’s case, the court ruled that the following counts from our 5th Amended Verified Complaint would remain in the case to be considered until the close of trial: 1) breach of contract by James P. Hallberg; 2) breach of contract by James P. Hallberg Gift Trust and Patricia L. Hallberg Gift Trust; and 3) breach of contract by William Hallberg. James Hallberg’s currently pending counterclaims include breach of contract, fraud, and breach of fiduciary duty. The Hallberg family gift trusts have also asserted a single counterclaim that alleges fraud and breach of fiduciary duty in relation to the purchase of that same 20% minority interest in InsureOne in 2003. We are seeking between $15 and $23 million in damages for lost profits and diminution in value. James Hallberg and the Hallberg family gift trust are seeking combined damages of at least $4,530,482. The trial and post-trial briefing of this matter are complete. The court is expected to render judgment in the case in the first half of 2007.

Affirmative Insurance Holdings, Inc. and Affirmative Property Holdings, Inc. brought action against Business Risk Technology, Inc. and Steven M. Repetti (“BRT”) in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida on January 6, 2006 for fraudulent inducement, breach of contract, breach of the covenant of good faith and fair dealing, and for declaratory and supplemental relief arising from the defendant’s wrongful conduct and contractual breaches. The details of such allegations are set forth in the petition. This action involves our enforcement of certain rights under a software license agreement we entered with BRT wherein BRT agreed to develop and provide us with a complete, turnkey software system for use by our various affiliates. Among the requested relief, we are seeking declaratory relief, a return of confidential and proprietary information, monetary damages, attorneys’ fees, reasonable pre-judgment and post-judgment interest, and any other relief the court deems just. On April 27, 2006, BRT counterclaimed for breach of contract, unjust enrichment, fraud, unfair and deceptive trade practices and libel. Subsequently, the court dismissed the unfair and deceptive trade practices and libel claims without prejudice and provided BRT with leave to amend its complaint in ten (10) days; however, BRT did not amend. The case is in discovery at this time. We are vigorously prosecuting the claims against the defendants and are exercising all available rights and remedies against them.

One of our insurance subsidiaries, AIC, was the subject of a purported class action in the Circuit Court of the 3rd Judicial Circuit, Madison County, Illinois in a second-amended complaint wherein Plaintiff alleged that AIC committed fraud and misrepresentation by 1) falsely stating “it would pay only a stated fee for a rental car when, in fact, it would pay more than the stated fee;” 2) falsely stating “that a car could be rented for this stated fee when, in fact, a car was not available for rental at this amount;” 3) falsely stating “the facts of the obligation of it and its insureds when one of its insureds was involved in an accident with a third-party such as plaintiff and the members of the Class in that it stated that its obligation with respect to a rental car was limited to the stated fee per day it said it would pay when, in fact, its insured might be liable for a greater amount;” and 4) falsely stating “that it would not pay an amount for rental that would allow Illinois consumers to rent a car of the same or similar kind and quality as that which was damaged, when, in fact, it sometimes did pay such an amount.” The plaintiff sought declaratory relief as to the underlying action, specific relief concerning the class action in the form of various court orders; reasonable attorneys’ fees, compensatory damages in an amount less than $75,000 per class member, and pre-judgment and post-judgment interest. The case concluded on December 18, 2006 when AIC obtained a motion for summary judgment in its favor on the grounds of mootness. Plaintiff did not appeal.

Affirmative Insurance Holdings, Inc. and Affirmative Insurance Company v. Nance, Meadows, Saeger, Wright and Does 1-10: Affirmative Insurance Holdings, Inc. and Affirmative Insurance Company (referred to herein collectively as “Affirmative”) brought action against certain officers and directors of Vesta Fire Insurance Corporation and its parents and/or subsidiaries, including, Hopson B. Nance, E. Murray Meadows, Paul H. Saeger, Jr., Fred H. Wright, and Does 1-10 in the United States District Court of the Northern District of Alabama, Southern Division, on December 28, 2006 for negligent misrepresentation, fraud, tortuous interference with contractual relations, breach of fiduciary duty, negligence and conversion. The details of such allegations are set forth in the petition. The case involves an action by Affirmative to recover $7.2 million of Affirmative’s funds used improperly by Defendants to satisfy a debt of one of Vesta Insurance Group, Inc.’s subsidiaries. Among the requested relief, Affirmative seeks judgment against the Defendants for $7.2 million, plus prejudgment interest and punitive damages. This matter subsequently was transferred to the U.S. Bankruptcy Court for the Northern District of Alabama for pre-trial proceedings in connection with the bankruptcy proceeding of Vesta Insurance Group, Inc. We are vigorously prosecuting the claims against the defendants and are exercising all available rights and remedies against them.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Global Select Market (formerly known as the NASDAQ National Market) under the symbol “AFFM” since our initial public offering on July 9, 2004. The following table sets forth, for the periods indicated, the high, low and closing sales prices for our common stock as reported on the NASDAQ Global Select Market:

				Dividends
				Declared
				and Paid
	High	Low	Close	Per Share

For the quarter ended:
March 31, 2005	16.95	13.98	14.75	0.02
June 30, 2005	16.28	12.07	15.85	0.02
September 30, 2005	17.68	14.08	14.56	0.02
December 31, 2005	15.39	12.89	14.59	0.02
March 31, 2006	14.75	12.87	13.21	0.02
June 30, 2006	15.86	11.28	15.65	0.02
September 30, 2006	17.03	14.10	14.65	0.02
December 31, 2006	17.15	14.40	16.27	0.02

Holders

On March 9, 2007, the last quoted sales price of our common stock as reported by the NASDAQ Global Select Market was $17.52 per share, there were 15,361,848 shares of our common stock issued and outstanding and there were 10 known holders of record of our common stock and approximately 1,250 beneficial owners.

Dividends

We declared and paid quarterly dividends of $0.02 per common share to stockholders of record for each quarter of 2006 and 2005. We declared a quarterly dividend of $0.02 per common share on March 6, 2007 for stockholders of record on March 23, 2007 and the dividend will be paid on March 30, 2007. We presently anticipate continuing the payment of quarterly cash dividends.

The declaration and payment of dividends is subject to the discretion of our board of directors and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our subsidiaries, and other factors deemed relevant by our board of directors. Further, we may enter into new agreements or incur additional indebtedness in the future which may further prohibit or restrict the payment of dividends. There is no requirement that we must, and we cannot assure you that we will, declare and pay any dividends in the future. Our board of directors may determine to retain such capital for repayment of indebtedness, general corporate or other purposes. For a discussion of our cash resources and needs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources”.

We are a holding company and a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, our principal sources of funds are dividends and other payments from our operating subsidiaries. The ability of our insurance subsidiaries to pay dividends is subject to limits under insurance laws of the states in which they are domiciled. Furthermore, there are no restrictions on payment of dividends from our agency, administrative, and consumer products subsidiaries, other than typical state corporation law requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006 about all of our equity compensation plans. All plans have been approved by our stockholders.

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plan
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
1998 Omnibus Incentive Plan	58,461	$7.59	—
2004 Stock Incentive Plan	1,936,080	$19.01	990,716

Total	1,994,541	$18.67	990,716

During the fourth quarter of 2006, there were no repurchases of our common stock.

Performance Graph

The following graph shows the percentage change in our cumulative total stockholder return on our common stock since our initial public offering measured by dividing the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between our share price at the end and the beginning of the periods presented; by the share price at the beginning of the periods presented. The graph demonstrates cumulative total returns for us, NASDAQ and the NASDAQ Insurance Index from the date of our initial public offering, July 9, 2004, through December 31, 2006.

Item 6.	Selected Financial Data

The following tables provide selected historical consolidated financial and operating data of Affirmative Insurance Holdings, Inc. as of the dates and for the periods indicated.

In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. We derived our selected financial data as of December 31, 2006, 2005, 2004, 2003 and 2002 and for the years then ended from our audited consolidated financial statements. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share and per share data)

Statement of Operations Data:(1)
Premiums earned	$288,110	$297,799	$194,341	$—	$—
Commission income and fees	60,995	79,615	126,679	103,344	84,907
Net investment income	8,829	5,730	2,327	189	484
Realized gains (losses)	(822)	(1,665)	(8)	451	—

Total revenues	357,112	381,479	323,339	103,984	85,391

Losses and loss adjustment expenses	185,346	191,208	128,969	—	—
Selling, general and administrative expenses	150,540	153,805	148,095	68,755	58,991
Depreciation and amortization	4,398	4,207	4,218	3,575	2,360
Interest expense	4,342	3,515	588	821	1,012

Total expenses	344,626	352,735	281,870	73,151	62,363

Net income before income taxes, minority interest and equity interest in unconsolidated subsidiaries	12,486	28,744	41,469	30,833	23,028
Income tax expense	2,661	9,767	15,319	11,025	8,610
Minority interest, net of income taxes	81	672	804	403	703
Equity interest in unconsolidated subsidiaries, net of income taxes	—	—	913	348	—

Net income	$9,744	$18,305	$24,433	$19,057	$13,715

Operating Data:
Gross premiums written	$286,180	$321,204	$281,725	$150,895	$175,294
Net premiums written	284,807	315,498	215,256	55,595	—
Balance Sheet Data:
Cash, cash equivalents and total investments	$274,254	$258,787	$183,757	$22,896	$9,039
Total assets	557,267	544,125	521,622	315,208	297,664
Total liabilities	350,874	344,163	316,316	201,831	219,317
Total stockholders’ equity	206,393	199,962	205,306	113,377	78,347

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share and per share data)

Per Share Data:
Earnings per common share:
Basic	$0.64	$1.16	$1.74	$1.89	$3.87
Diluted	0.63	1.14	1.72	1.88	2.09
Book value per common share	13.44	12.96	12.19	9.81	7.81
Weighted average shares outstanding
Basic	15,295,022	15,774,387	14,018,530	10,082,794	3,543,928
Diluted	15,344,984	15,993,073	14,213,682	10,112,585	6,565,535
Common Shares outstanding	15,354,575	15,432,557	16,838,519	11,557,214	10,031,615

(1)	Prior to acquiring our insurance companies effective December 31, 2003, our operations were comprised of our non-standard personal automobile insurance underwriting and retail agency operations. The business written by the insurance companies we acquired from VIG was 100% reinsured by VFIC in accordance with a quota share reinsurance agreement. As a result of this internal reinsurance, the historical financial statements of AIC and Insura included only certain revenues, primarily policy fees that were not ceded to VFIC, and excluded the underwriting results of the business ceded.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Affirmative Insurance Holdings, Inc. was incorporated in 1998 and completed an initial public offering of its common stock in July 2004. We are a distributor and producer of non-standard personal automobile insurance policies for individual consumers in targeted geographic markets. Non-standard personal automobile insurance policies provide coverage to drivers who find it difficult to obtain insurance from standard insurance companies due to their lack of prior insurance, age, driving record, limited financial resources or other factors. Non-standard personal automobile insurance policies generally require higher premiums than standard automobile insurance policies for comparable coverage.

We are currently active in offering insurance directly to individual consumers through retail stores in 8 states, (Illinois, Texas, Missouri, Indiana, South Carolina, Florida, Kansas and Wisconsin) and distributing our own insurance policies through independent agents in 9 states (Illinois, Texas, Missouri, Indiana, South Carolina, Florida, California, Michigan and New Mexico). Today, the 11 states in which we operate collectively represent approximately 51% of the non-standard personal automobile insurance market. These combined states accounted for $14.6 billion in direct written premium in 2005, based on information from A. M. Best and our company analysis. We believe the states in which we operate are among the most attractive non-standard personal automobile insurance markets due to a number of factors, including size of market and existing regulatory and competitive environments.

On January 31, 2007, we completed the acquisition of USAgencies in a fully-financed all cash transaction valued at approximately $200.0 million. USAgencies is a non-standard automobile insurance provider headquartered in Baton Rouge, Louisiana. It has 92 sales offices in Louisiana, Illinois and Alabama selling its products directly to consumers through its own retail stores, virtual call centers and internet site. In 2006, USAgencies had gross written premium of approximately $177.1 million, an increase of 12.6% from 2005 gross written premiums of $157.3 million. The purchase of USAgencies was financed through $200.0 million in borrowings under a $220.0 million senior secured credit facility that was entered into concurrently with the completion of the acquisition.

We believe that the delivery of non-standard personal automobile insurance policies to individual consumers requires the interaction of three basic operations, each with a specialized function:

•	Insurance companies, which possess the regularity authority and capital necessary to issue insurance policies;

•	Underwriting agencies, which supply centralized infrastructure and personnel required to design and service insurance policies that are distributed through retail agencies; and

•	Retail agencies, which provide multiple points of sale under established local brands with personnel licensed and trained to sell insurance policies and ancillary products to individual consumers.

As of December 31, 2006, our subsidiaries included three insurance companies licensed to write insurance policies in 36 states, four underwriting agencies and five retail agencies with 158 owned retail stores (16 of which are located in leased space within supermarkets owned by a major supermarket chain under an agreement signed in late 2005) and 33 franchised retail store locations serving 11 states. The acquisition of USAgencies, effective January 1, 2007, will increase our operations by two insurance companies and 92 additional owned retail stores.

Our three operating components often function as a vertically integrated unit, capturing the premium and associated risk and commission income and fees generated from the sale of an insurance policy. There are other instances, however, when each of our operations functions with unaffiliated entities on an unbundled basis, either independently or with one or both of the other two operations. For example, as of December 31, 2006, our insurance companies had relationships with two unaffiliated underwriting agencies that design, distribute and service our policies through their approximately 4,200 independent agencies, and our underwriting agencies distributed insurance policies through approximately 3,200 independent agencies in addition to our 158 owned and 33 franchised retail stores. In addition, our retail stores earn commission income and fees from sales of third-party policies.

We believe that our ability to enter into a variety of business relationships with third-parties allows us to maximize sales penetration and profitability through industry cycles better than if we employed a single, vertically integrated operating structure.

Segments

In November 2005, with a change in controlling ownership, we changed our board of directors and, subsequently, some members of senior management including the chief executive officer and the chief financial officer. The former senior management, with extensive experience in managing underwriting agencies and retail agencies, monitored the business on the basis of several segments consisting of an “agency” segment that was comprised of our underwriting and retail agencies, an “insurance” segment for the insurance companies and a “corporate” segment. The current senior management determined that with the significantly increased retention by the insurance companies of the business produced by the underwriting agencies, the company should be analyzed as an integrated insurance company beginning January 1, 2006. Given the homogeneity of our products, the regulatory environments in which we operate, the nature of our customers and our distribution channels, we now monitor, control and manage our business lines as an integrated entity offering non-standard personal automobile insurance products through multiple distribution channels. Accordingly, the segment information previously viewed by the former management is no longer used to monitor the company and we have no segment information to disclose. Our previously reported historical consolidated financial results represent the integrated entity currently analyzed by management, so no additional or adjusted historical disclosures are required in order to reflect this change in management’s business analysis.

Measurement of Performance

The Sales Process.  We are an insurance holding company engaged in the underwriting, servicing and distributing of personal non-standard automobile insurance policies and related products and services. We distribute our products through three distinct distribution channels: our owned retail stores, independent agents and unaffiliated managing general agencies. We generate earned premiums and fees from policyholders through the sale of our insurance products. In addition, through our owned retail stores, we sell insurance policies of third-party insurers and thereby earn commission income from those third-party insurers and fees from the customers.

As part of our corporate strategy, we treat our owned retail stores as though they are independent agents, encouraging them to sell to their individual customers whatever products are most appropriate and affordable for those customers. We believe that this offers our retail customers the best combination of service and value, developing stronger customer loyalty and improving customer retention. In practice, this means that in our owned retail stores, the relative proportion of the sales of our own insurance products as compared to the sales of the third-party policies will vary depending upon the competitiveness of our insurance products in the marketplace during the period. Recently, we have experienced a significant shift in this ratio towards third-party insurance carriers as we have enhanced our technology making it easier for our owned retail stores to sell third-party products. Overall, applications for third-party carriers represented 41% of our retail applications for the year ended December 31, 2006 as compared to 30% for the prior year. This reflects our intention of maintaining the margins in our owned insurance carriers, even at the cost of business lost to other third-party carriers.

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

In the independent agency distribution channel and the unaffiliated underwriting agencies distribution channel, the effect of competitive conditions is the same as in our owned retail store distribution channel. As in our retail stores, independent agents (either working directly with us or through unaffiliated underwriting agencies) not only offer our products but also offer their customers a selection of products by third-party carriers. Therefore our insurance products must be competitive in pricing, features, commission rates and ease of sale or the independent agents will sell the products of those third-party insurance carriers instead of our products. We believe that we are generally competitive in the markets we serve and we constantly evaluate our products relative to those of other carriers. As shown below, sales of our products through independent agencies have remained at about the level of the prior year despite competitive market conditions largely due to the incremental business in Michigan during 2006 resulting from an acquisition in mid-2005.

For our owned insurance carriers, one measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written by distribution channel for the years ended December 31, 2006, 2005, and 2004 (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004

Gross Premiums Written By:
Our underwriting agencies:
Our retail agencies	$86,760	$116,425	$102,414
Independent agencies	158,790	159,823	96,409

Subtotal	245,550	276,248	198,823
Unaffiliated underwriting agencies	40,588	44,654	82,962
Other	42	302	(60)

Total	$286,180	$321,204	$281,725

Total gross premiums written for the year ended December 31, 2006 were $286.2 million, a decrease of $35.0 million, or 10.9% as compared to $321.2 million for the same period in 2005. In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance carriers’ products only and do not include premiums written for third-party insurance carriers. We only earn commission income and fees in our retail distribution channel for sales of third-party insurance policies. Gross premiums written in our retail distribution channel were $86.8 million, a decrease of $29.7 million, or 25.5%, as compared to $116.4 million in the prior year, primarily due to the decrease in premiums written for our affiliated insurance carriers’ products relative to policies written for unaffiliated insurance companies. Our retail strategy is to operate our owned stores as an independent agency, allowing us to provide customers with the choice of the best combination of pricing and features from among both our own insurance products and those of third-party insurers. Under current market conditions, gross premiums written by our insurance companies through our retail channel have decreased while policies written through third-parties have increased. The impact can be seen in the increase in our third-party commission income as discussed below.

In our independent agency distribution channel, gross premiums written were $158.8 million, a decrease of $1.0 million, or 0.6%, as compared to $159.8 million for the same period in 2005, principally due to decreased production in our Texas underwriting agencies offset by an increase in production in Michigan.

Gross premiums written for our unaffiliated agencies were $40.6 million, a decrease of $4.1 million, or 9.1%, as compared to $44.7 million in the prior year. The change was primarily due to $14.1 million of gross premiums written on new programs in California and Arizona, offset by run-off of two of our programs in California, and programs in Utah, Alabama and Georgia.

The following table displays our gross premiums written by state for the years ended December 31, 2006 and December 31, 2005 (dollars in thousands):

	Year Ended December 31,
	2006	2005

Texas	$79,084	$101,106
Illinois	66,826	80,654
California	37,996	38,259
Florida	21,150	25,598
Michigan	19,689	8,824
South Carolina	19,000	20,367
Indiana	18,027	22,710
Missouri	12,184	4,265
New Mexico	9,590	12,724
Arizona	1,594	4
Georgia	551	923
Utah	449	7,153
Alabama	—	(1,685)
Other	40	302

Total	$286,180	$321,204

Commission Income and Fees.  Another measurement of our performance is the relative level of production of commission income and fees. Commission income and fees consists of three principal types, including (a) the commission income and fees earned by our underwriting agencies on insurance business that is not written or retained by us, (b) policy, installment and agency fees earned for business written or assumed by our insurance companies both through independent agents and our retail agencies and (c) the commission income earned on sales of unaffiliated (third-party) insurance companies’ products sold by our retail agencies. These various types of commission income and fees are impacted in different ways by the corporate decisions we make in pursuing our corporate strategy.

Commission income and fees earned by our underwriting agencies on business that is not written or retained by us.  We only earn this income when we reinsure a portion of our insurance business to other parties. Over the past several years we have substantially eliminated our reinsurance contracts and, as a result, this income source has been almost eliminated. Instead, we generate additional premium on the retained business, increasing our earned premiums. Had we continued to utilize reinsurance, our earned premiums would have been reduced but we would have earned greater commission income and fees for servicing the policies. In the future, we may choose to increase the use of reinsurance, which could result in an increase in this type of commission income and fees.

Policy, installment, and agency fees earned for business written or assumed by our insurance companies both through independent agents and our retail agencies.  These policy, installment and agency fees are fees charged to the customers in connection with their purchase of coverage from our insurance carriers. We can increase or decrease agency and installment fees at will, but policy fees must be approved by the applicable department of insurance. In the second quarter of 2006, we reduced or eliminated our agency fees in our retail stores to reduce the cost to the customer of purchasing coverage from us. This increased the overall level of sales and thereby increased our commission income (when the product sold is a third-party carrier’s coverage) and earned premiums (when the product sold is our own insurance carrier’s coverage). We believe that this change in our agency fee implementation reduced our near-term commission income and fees but increased our long-term profitability as those incremental commissions from third-party carriers and earned premiums at our own insurance carriers are earned into revenue over the service life of the incremental policies sold. In the fourth quarter of 2006, we reinstituted certain agency fees but at a moderate level as compared to the first half of the year.

The commissions earned on sales of unaffiliated (third-party) insurance companies’ products sold by our retail agencies.  As described above, in our owned retail stores, there has been a shift in the relative proportion of the sales of third-party insurance products as compared to sales of our own carriers’ products due to the relative competitiveness of our insurance products. This has resulted in an increase in our commission income and fees from non-affiliated third-party insurers. We negotiate commission rates with the various third-party carriers whose products we agree to sell in our retail stores. As a result, the level of third-party commission income will also vary depending upon the mix by carrier of third-party products that are sold.

Losses and Loss Adjustment Expenses.  Since the single largest expense of an insurance company are the losses and loss adjustment expenses, another measurement of our insurance carriers’ performance is the level of such expense, specifically as a ratio to earned premiums. Our losses and loss adjustment expenses are a blend of the specific estimated and actual costs of providing the coverage contracted by the purchasers of our insurance policies. We maintain reserves to cover our estimated ultimate liability for losses and related loss adjustment expenses for both reported and unreported claims on the insurance policies issued by our insurance companies. The establishment of appropriate reserves is an inherently uncertain process, involving actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of claims based on historical claims information, estimates of future trends in claims severity and other variable factors such as inflation. Due to the inherent uncertainty of estimating reserves, reserve estimates can be expected to vary from period to period. To the extent that our reserves prove to be inadequate in the future, we would be required to increase our reserves for losses and loss adjustment expenses and incur a charge to earnings in the period during which such reserves are increased. We have a limited history in establishing reserves and the historic development of our reserves for losses and loss adjustment expenses is not necessarily indicative of future trends in the development of these amounts.

If existing estimates of the ultimate liability for losses and related loss adjustment expenses are lowered, then that favorable development is recognized in the subsequent period in which the reserves are reduced. This has the effect of benefiting that subsequent period, when the aggregate losses and loss adjustment expenses (reflecting the favorable development related to previously reported earned premiums) are reduced relative to that period’s earned premium. Although the favorable development must be included in that subsequent period’s financial statements, it is appropriate for measurement purposes to compare only the losses and loss adjustment expenses related to any specific period’s earned premiums in evaluating performance during that particular period.

Overall, we continue to see favorable frequency trends and moderating severity trends on an aggregate basis. In a period of stable premium rates, these trends would have resulted in generally stable loss ratios (the ratio of losses and loss adjustment expenses to earned premiums). However, the current competitive environment has led management of our insurance carriers to selectively reduce rates in certain markets and on certain products. Such rate decreases constrict our insurance margins and increase our loss ratios.

Selling, General and Administrative Expenses.  Another measurement of performance that addresses the efficiency of the company is the level of selling, general and administrative expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and the retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs.

Deferred policy acquisition costs represent the deferral of expenses that we incur in acquiring new business or renewing existing business. Policy acquisition costs, consisting of primarily commission, premium taxes, underwriting and retail agency expenses, are initially deferred and then charged against income ratably over the terms of the related policies through amortization of the deferred policy acquisition costs. Thus, the amortization of deferred acquisition costs is correlated with earned premium and the ratio of amortization of deferred acquisition costs to earned premium in an accounting period is another measurement of performance.

Consolidation Process.  Our agencies sell non-standard automobile insurance policies that are issued by our own insurance carriers as well as third-party carriers. For the policies issued by our own insurance carriers, our insurance companies pay our agencies a commission. Our insurance companies recognize earned premium and related commission expense associated with these policies, while our agencies recognize commission income and fees. The amount of commission that our insurance companies pay our agencies is recorded as insurance — level commission expense that becomes part of the insurance companies’ deferred acquisition costs. In addition, the agencies record agency — level policy acquisition expenses such as independent agent commissions, workforce and operating expenses. Our agencies incur policy acquisition expenses because our underwriting operation is accounted for as a function of our agencies.

Since both the insurance companies and the agencies have recorded revenue and expenses related to selling our own insurance policies, we eliminate the internal commission income and fees and policy acquisition expenses recorded on our agencies.

Note on Insurance Companies

Effective December 31, 2003, VIG sold to us two insurance companies — AIC and Insura — and also transferred to us all future economic interest in VIG’s non-standard personal automobile insurance business through a series of reinsurance transactions. We accounted for our acquisition of these insurance companies at their underlying carrying amounts in a manner similar to a pooling of interests in accordance with SFAS No. 141, and our historical consolidated financial statements have been presented to reflect our historical results of operations and the historical results of AIC and Insura on a combined basis. Prior to December 31, 2003, our insurance companies ceded 100% of their premiums, losses and loss adjustment expenses to VFIC. Accordingly, our insurance companies’ historical statements of operations prior to January 1, 2004 do not include any of the premiums, losses or loss adjustment expenses on policies written by our insurance companies.

The historical financial results of VIG’s non-standard personal automobile insurance business for the years ended December 31, 2003 have been included in footnotes to VIG’s audited financial statements, which are not included in this report.

In May 2006, we received our insurance license for AIC — Michigan and we funded that company with an initial capital contribution of $9.0 million from AIC.

Significant Events Impacting Financial Statement Comparability

Change in Management.  In the fourth quarter of 2006, we completed a separation and non-competition agreement with a former executive that resulted in severance expense of $739,000. Also in 2006, we expensed $885,000 in amortization on non-competition agreements completed in 2005 and $133,000 as the final installment on a retained executive search contract initiated in 2005. In the fourth quarter of 2005, we completed separation and non-competition agreements with three former executives that resulted in expenses incurred in 2005 of $3.0 million, including $2.7 million in severance, $122,000 in amortization related to non-competition agreements, and $200,000 incurred for a retained search for a replacement executive.

IT issues and initiatives.  On October 16, 2006, we entered into a master services agreement with Accenture under which we will outsource substantially all of our IT operations to Accenture, including our data center, field support and application management. The initial term of the agreement is ten years, although it may be terminated for convenience by us at any time upon six months’ notice after the first two years, subject to the payment of certain stranded costs and other termination fees. We believe that over time this arrangement will create a stronger technology platform to support our business by consolidating our data centers into one professionally managed location and improving our overall IT infrastructure.

Fees for Accenture’s services include a fixed component and a smaller variable component. The fixed component is expected to, at its maximum amount, reach approximately $12.0 million per annum and ultimately decrease to $4.5 million per annum by 2016, based on the parties’ current expectations of service usage. The variable component will be charged on an hourly basis depending on the skill level and location of the resource. The fees are subject to adjustments for discounts based on usage in previous years, cost of living increases, currency fluctuations for off-shore resources, and for service level failures or improvements customary in the IT outsourcing industry. Through the first half of 2007, the cost of our IT operations has been and will be borne by Affirmative through internal staffing and contractors. We believe that within a few quarters this arrangement with Accenture will be less expensive than managing our own IT department would have been. However, the initial costs of implementing this arrangement are significantly higher than our cost of IT would normally be — particularly in the fourth quarter of 2006 and the first quarter of 2007 when we will have both our usual costs as well as the costs associated with the transition and implementation of the arrangement. In the fourth quarter of 2006, we expensed $6.5 million of transition expenses related to the Accenture outsourcing contract and the cost of incomplete IT projects eliminated by outsourcing.

During 2006, we expensed $378,000 in severance for internal IT employees that were terminated due to our outsourcing agreement with Accenture.

During the fourth quarter of 2005, we determined that the outside vendor used to develop our new enterprise system had not met the terms of the development and license agreement and had breached the contract. We also determined that we would not be able to obtain any benefit from our investment in this project. We have since initiated litigation and are seeking relief to the full extent possible (See “Legal Proceedings” contained elsewhere in this report). As a result, the $2.4 million invested in this project was written down to zero in 2005.

Receivable from VIG.  In the fourth quarter of 2006, we determined that the recovery of the $7.2 million in other assets, reflecting an uncollateralized receivable from VFIC, was uncertain due to, among other things, the regulatory liquidation of VFIC, the recently disclosed financial condition of VFIC and related entities and our creditor status in the liquidation proceedings. We increased our reserve for doubtful accounts by $7.2 million to recognize the current uncertain status of the recovery.

Relocation to new Chicago-area offices.  During 2006, we entered into a ten-year operating lease for new corporate office facilities in Burr Ridge, Illinois that replaced the existing lease for office space in Bedford Park, Illinois, which lease terminated effective December 31, 2006. We began the relocation effort on December 31, 2006. The Burr Ridge property was first occupied and in use in the first week of January 2007. During the construction of the leasehold improvements, which began in September 2006, we expensed a monthly lease expense as required by GAAP even though no cash payments were required until December 2006. This resulted in lease expense that was in excess of historical and future lease expense levels because we continued to incur simultaneous lease expense for the Bedford Park facility for the period of September through December 2006. In addition, the relocation resulted in the incurrence of moving costs, expenditure for the repair and clean-up of the vacated Bedford Park building and the write-off of unamortized leasehold improvements at that location. In total we expensed $788,000 in connection with the Chicago office relocation in 2006.

Termination of lease agreement in Michigan.  During 2006, we terminated a lease for our office in Michigan that had approximately 18 months remaining in the lease contract, resulting in $125,000 in accelerated lease expense.

Acquisitions.  In the fourth quarter of 2006, we expensed $697,000 to write off previously capitalized legal, accounting and other investigatory costs related to a potential acquisition that ultimately was not completed.

In 2004 and 2005 we acquired one retail agency, currently operating in Florida, and one underwriting agency, currently operating in Michigan. Both of these transactions were accounted for as purchases and the purchase price was allocated to the assets purchased based on their fair values at the time of acquisition.

•	Fed USA. In December 2004, we acquired certain assets of Fed USA Retail, Inc., which owns retail agencies that produce and service non-standard personal automobile policies sold in Florida by owned and branded retail stores in three DMAs as of December 31, 2004. We also acquired certain assets of Fed USA Franchising, Inc., which produces and services policies sold in Florida through franchised retail stores in four DMAs as of December 31, 2004.

•	IPA. On July 19, 2005, we acquired the assets of IPA, an underwriting agency with operations in Michigan. IPA generates approximately $20 million in premiums annually.

Reinsurance transaction with VIG.  Effective December 31, 2003, VIG restructured its internal reinsurance arrangements relating to non-standard personal automobile insurance policies to transfer to our insurance companies all of the future economic interest in VIG’s non-standard personal automobile insurance business. Under this transaction, which was effected through a quota share reinsurance agreement, VFIC retained all losses and loss adjustment expense reserves as of December 31, 2003 related to these policies and remains liable to indemnify us for any losses and allocated loss adjustment expenses associated with these policies that occurred on or prior to December 31, 2003. VIG’s non-standard personal automobile insurance business had net premiums earned of $167.4 million for the year ended December 31, 2003. We determined that this restructuring of VIG’s internal reinsurance did not constitute a business combination within the meaning of SFAS No. 141 and, accordingly, our historical consolidated statements of operations included in this report do not reflect any underwriting results on these policies during the periods presented.

Critical Accounting Policies

Our consolidated financial statements are based upon the selection and application of accounting policies that require management to make estimates and assumptions that can significantly affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and therefore impact amounts reported in the future. We believe the following are some of the areas where the degree of judgment in determining amounts recorded in our historical consolidated financial statements make the accounting policies critical:

•	revenue recognition;

•	accounting and reporting for reinsurance;

•	recoverability of assets;

•	reinsurance recoverable on paid and incurred losses;

•	deferred policy acquisition costs;

•	reserving for unpaid losses and loss adjustment expenses;

•	statutory accounting practices;

•	valuation of investments; and

•	accounting for business combinations, goodwill and other intangible assets.

Revenue recognition.  Our consolidated revenues are derived principally from premiums, commissions, fees, investment income and investment gains and losses. Premiums are earned over the life of a policy on a pro rata basis. Unearned premiums represent that portion of premiums written that is applicable to the unexpired terms of policies in force

We receive commissions for policies that are written through our underwriting agencies or are sold by our retail agencies. These policies are subject to cancellation by the policyholder prior to the policy expiration date. We estimate the future cancellations in determining the amount of commission income and fees that is recorded in our consolidated financial statements. Our allowance for policy cancellations, presented as deferred revenue in our consolidated balance sheet, is periodically evaluated and adjusted as necessary. All commission and policy fee revenue and our related allowance for policy cancellations from our insurance companies are eliminated in consolidation.

The commission rate paid to our underwriting agencies is established annually in contractual agreements between our underwriting agencies and our insurance companies and the unaffiliated insurance companies that our retail agencies represent. Provisional commissions are paid to our underwriting agencies based upon a contractually established provisional commission rate multiplied by the premiums that they produce. Our underwriting agencies also can earn profit-sharing commissions from our insurance companies and the unaffiliated insurance company they represent if the loss ratio on the business they produce is lower than a contractually established provisional loss ratio. Profit-sharing is recorded when we conclude it is probable that estimates of losses will result in loss ratios that are lower than the provisional loss ratios. These loss ratio estimates are based on various actuarial assumptions and determinations by our internal actuaries regarding potential future losses. If the actual loss experience is less favorable than the estimates used, income may be reduced in subsequent periods.

Fee income includes policy origination fees, agency and installment fees to compensate us for the costs of providing installment payment plans, as well as late payment, policy cancellation, policy rewrite and reinstatement fees. We recognize policy origination fees over the premium earning period of the underlying policies and recognize all other fees on a collected basis.

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

Accounting and reporting for reinsurance.  Pursuant to SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, we are required to review the contractual terms of all our reinsurance purchases to ensure compliance with that statement. The statement establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. For all reinsurance transactions, immediate recognition of gains is precluded unless our liability to our policyholders is extinguished. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed generally do not meet the conditions for reinsurance accounting and must be accounted for as deposits.

SFAS No. 113 also requires us to disclose the nature, purpose and effect of reinsurance transactions, including the premium amounts associated with reinsurance assumed and ceded. It also requires disclosure of concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums. We believe we have properly accounted for all of our reinsurance contracts.

Recoverability of assets.  Our financial statements include as assets amounts we either: (1) expect to collect from third-parties, particularly reinsurance recoverables; or (2) expect to benefit from in future periods, particularly deferred acquisition costs. In establishing these amounts, we have made significant judgments and estimates regarding the ultimate realization of each asset. Specifically, we have made critical assumptions and judgments in establishing assets for reinsurance recoverables on paid losses and deferred policy acquisition costs. Changes in assumptions, judgments or estimates we have made with respect to each of these assets would directly impact our financial results and financial condition.

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

At December 31, 2006, we had $24.8 million receivables from reinsurers, including $20.2 million gross recoverable from VFIC. Under the reinsurance agreement with VFIC, AIC had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due

AIC and Insura from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 1, 2004. On August 30, 2005 AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligations under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the “VFIC Trust”). Currently the VFIC Trust holds $23.1 million to collateralize the $20.2 million gross recoverable from VFIC. In June, 2006, the Texas Department of Insurance placed VFIC, along with several of its affiliates, into rehabilitation and subsequently into liquidation. Due to VFIC’s liquidation status, AIC is working through certain procedures to effect its right to withdraw funds from the VFIC Trust. AIC has been working with the Special Deputy Receiver (the “SDR”) and his staff on this matter since VFIC was placed into liquidation. To date, the SDR has not taken issue with the validity of the VFIC Trust; however, we currently are negotiating with the SDR the manner in which the funds will be withdrawn from the VFIC Trust, which must then be approved by the Special Master of the Receivership Court.

As of December 31, 2005, we separately included $7.2 million in other assets that was related to a receivable due from VIG as part of the transfer of the insurance companies to us at December 31, 2003. The $7.2 million was not included in the gross recoverable at December 31, 2005. We continue to believe that this receivable is due from VIG and have instituted appropriate legal proceedings to recover the full amount thereof. However, a loss for $7.2 million was included in selling, general and administrative expenses in the fourth quarter of 2006 when we set up a reserve equal to the full amount of the receivable. We established this reserve due to our uncertainty as to the collectibility of the receivable in light of the significant amount of claims made against VIG and VFIC as of December 31, 2006 in their bankruptcy and liquidation proceeding, respectively, and our creditor status in those proceedings.

At December 31, 2006, $18.4 million was included in reserves for losses and loss adjustment expenses that reflect the amounts owed from AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd. Affirmative established a trust account to collateralize this payable, which currently holds $23.1 million in securities (the “AFIC Trust”). The AFIC Trust has not been drawn upon the SDR in Texas or the SDR in Hawaii. The SDRs will likely negotiate similar terms for withdrawal of funds from the AFIC trust as those agreed to in regards to the VFIC Trust.

Deferred policy acquisition costs.  Deferred policy acquisition costs represent the deferral of expenses that we incur acquiring new business or renewing existing business. Policy acquisition costs, primarily commissions and underwriting and agency expenses related to issuing a policy are deferred and charged against income ratably over the terms of the related policies. At December 31, 2006, we had $23.9 million of deferred policy acquisition costs. Management regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. At December 31, 2006, we determined that there was no premium deficiency.

Reserving for unpaid losses and loss adjustment expenses.  We maintain reserves in the amount of the estimated ultimate liability for unpaid losses and loss adjustment expenses related to incurred claims and our estimate of unreported claims. Management’s estimation of the ultimate liability for unpaid losses and loss adjustment expenses is based on projections developed by our actuaries using analytical methodology commonly used in the property-casualty insurance industry. The liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based on the following: (1) the accumulation of estimates of individual claims for losses reported prior to the close of the accounting period; (2) estimates received from ceding companies, reinsurers and insurance pools and associations; (3) estimates of unreported losses based on past experience; (4) estimates based on past experience of expenses for investigating and adjusting claims; and (5) estimates of subrogation and salvage collections. We periodically adjust our losses and loss adjustment expense reserves for changes in product mix, underwriting standards, loss cost trends and other factors. Our losses and loss adjustment expense reserves may also be impacted by factors such as the rate of inflation, claims settlement patterns, litigation and legislative activities. Unpaid losses and loss adjustment expenses have not been reduced for our reinsurance recoverables. Changes in estimates of the liabilities for unpaid losses and loss adjustment expenses are reflected in the consolidated statement of operations in the period in which determined. Ultimately, our actual losses and loss adjustment expenses may differ materially from the estimates we have recorded. As previously noted, our financial statements for periods before December 31, 2003 included the effects of a 100% quota share reinsurance contract with our affiliate, VFIC. Accordingly, we retained none of the underwriting risks associated with the reserves established at December 31, 2003 for our insurance companies.

In the fourth quarter of 2006, management determined that a reclassification would provide improved presentation for the liability for reserves for loss adjustment expenses that had previously been classified as deferred revenue liability. We reduced our consolidated deferred revenue liability for the years ended December 31, 2005 and 2004 while increasing our reserve for losses, loss adjustment expenses and deposits. This reclassification resulted in an adjustment to our statements of cash flows for the years ended December 31, 2005 and 2004. However, the reclassification does not affect “net cash provided by operating activities” because the reclassification was between two components of “net cash provided by operating activities”. The reclassification as of December 31, 2005 and December 31, 2004 was $16.0 million and $5.8 million, respectively.

Our losses, loss adjustment expense reserves and deposit liabilities were $162.6 million on a gross basis and $138.4 million on a net basis, which were our best estimates as of December 31, 2006. The analysis provided by our independent opining actuaries, as of December 31, 2006, indicated that the expected range for the ultimate liability for our losses and loss adjustment expense reserves was between $139.1 million and $168.8 million on a gross basis and between $121.1 million and $145.9 million on a net basis.

Statutory accounting practices.  We are required to report our results of operations and financial position to various state regulatory authorities based upon statutory accounting practices (“SAP”). One key difference under SAP, as compared to GAAP, is that we are required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the policy. The immediate charge off of sales and acquisition expenses and other conservative valuations under SAP generally cause a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce our gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividends from our insurance companies. In addition, we are required to file quarterly and annual financial reports with states using SAP, which reflect our insurance company subsidiaries on a going concern basis. In keeping with the intent to assure policyholder protection, SAP is used by state regulators and is generally based on a liquidation concept.

Valuation of investments.  Our investments are recorded at fair value, which is typically based on publicly available quoted prices. From time to time, the carrying value of our investments may be temporarily impaired because of the inherent volatility of publicly traded investments. We do not adjust the carrying value of any investment unless management determines that its value is other-than temporarily-impaired.

We conduct regular reviews to assess whether the amortized cost of our investments are impaired and if any impairment is other than temporary. Factors considered by us in assessing whether an impairment is other than temporary include the credit quality of the investment, the duration of the impairment, our ability and intent to hold the investment until recovery and overall economic conditions. If we determine that the value of any investment is other-than-temporarily impaired, we record a charge against earnings in the amount of the impairment.

The following table shows our investments with gross unrealized losses and fair value, aggregated by type of fixed maturity investment and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 (dollars in thousands):

	Year Ended December 31, 2006
	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

U.S. Government and agencies	$(1)	$323	$(83)	$3,959	$(84)	$4,282
Municipal	(219)	81,054	(211)	33,183	(430)	114,237
Corporate and other	(51)	3,042	(146)	6,151	(197)	9,193

Total investments	$(271)	$84,419	$(440)	$43,293	$(711)	$127,712

Accounting for business combinations, goodwill and other intangible assets.  We adopted SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. With the exception of our acquisitions of our insurance companies and InsureOne from VIG, which were accounted for as a pooling of interests, we have accounted for all of our acquisitions using the purchase method of accounting. In acquisitions using the purchase method of accounting, the purchase price for the acquisition is allocated to the assets acquired, including identified intangible assets and liabilities assumed based on their estimated values. The excess of cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is an asset referred to as goodwill. Indirect and general expenses related to business combinations are expensed as incurred.

Principally, all of our goodwill and intangible assets relate to our agency acquisitions. We test our goodwill and intangible assets for impairment annually, or more frequently if impairment indicators arise. We test for impairment based upon the following: (1) the historical financial performance of the unit; (2) the most recent financial performance of the unit; (3) management’s financial forecast for the unit; (4) information regarding publicly available financial terms of recent transactions in the insurance industry; and (5) other publicly available information. We perform impairment tests annually as of September 30. The test performed as of September 30, 2006 indicated there was no goodwill or indefinite life intangible asset impairment.

Intangible assets with finite lives are amortized over their useful lives and are periodically reviewed to ensure that no conditions exist indicating the recorded amount of finite life intangible assets is not recoverable from future undiscounted cash flows.

As of December 31, 2006, our financial statements include $65.3 million of goodwill, $14.7 million of indefinite life intangible assets and $3.4 million of finite life intangible assets having estimated lives of between two and 20 years.

Results of Operations

The following table summarizes our consolidated results of operations (dollars in thousands except share data and ratio computations).

	Twelve Months Ended December 31,
			% Change		% Change
	2006	2005	’06 v ’05	2004	’05 v ’04

Revenues
Net premiums earned	$288,110	$297,799	−3.3%	$194,341	53.2%
Commission income and fees	60,995	79,615	−23.4%	126,679	−37.2%
Net investment income	8,829	5,730	54.1%	2,327	146.2%
Net realized gains (losses)	(822)	(1,665)	−50.6%	(8)	NM

Total revenues	357,112	381,479	−6.4%	323,339	18.0%

Expenses
Losses and loss adjustment expenses	185,346	191,208	−3.1%	128,969	48.3%
Selling, general and administrative expenses	150,540	153,805	−2.1%	148,095	3.9%
Depreciation and amortization	4,398	4,207	4.5%	4,218	−0.3%
Interest expense	4,342	3,515	23.5%	588	497.8%

Total expenses	344,626	352,735	−2.3%	281,870	25.1%

Net income before income taxes and minority interest	12,486	28,744	−56.6%	41,469	−30.7%
Income tax expense	2,661	9,767	−72.8%	15,319	−36.2%
Minority interest, net of income taxes	81	672	−87.9%	804	−16.4%
Equity interest in unconsolidated subsidiaries, net of income taxes	—	—	NM	913	NM

Net income	$9,744	$18,305	−46.8%	$24,433	−25.1%

Net income per common share — Basic	$0.64	$1.16	−45.1%	$1.74	−33.3%

Net income per common share — Diluted	$0.63	$1.14	−44.3%	$1.72	−33.7%

Weighted average shares outstanding — Basic	15,295,022	15,774,387	−3.0%	14,018,530	12.5%
Weighted average shares outstanding — Diluted	15,344,984	15,993,073	−4.1%	14,213,682	12.5%
Operational Information
Gross premiums written	$286,180	$321,204	−10.9%	$281,725	14.0%
Net premiums written	$284,807	$315,498	−9.7%	$215,256	46.6%
Percentage retained	99.5%	98.2%		76.4%
Loss Ratio	64.3%	64.2%		66.4%
Expense Ratio	32.6%	26.3%		13.2%

Combined Ratio	96.9%	90.5%		79.6%

Comparison of the Year Ended December 31, 2006 to December 31, 2005

Total revenues for the year ended December 31, 2006 were $357.1 million, a decrease of $24.4 million, or 6.4%, as compared to total revenues of $381.5 million for the same period in 2005. The decrease in revenues was primarily due to a 23.4% decrease in commission income and fees as well as a 3.3% decrease in earned premium. Earned premium decreased primarily as a result of the 10.9% decrease in gross premiums written in the current period. As discussed below, the decrease in commission income and fees is due to our insurance companies’ retaining more premiums as well as a change in the amounts of our fees charged.

The largest component of our revenues is net premiums earned on insurance policies issued by our three affiliated insurance carriers. Net premiums earned for the year ended December 31, 2006 were $288.1 million, a decrease of $9.7 million, or 3.3%, as compared to $297.8 million in the prior year. Since insurance premiums are earned over the service period of the policies, our revenue in the current period includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. As shown in the table below, net premiums earned on policies sold through our affiliated distribution channels (retail and independent agencies) increased by $5.9 million, or 2.4%. This increase reflects our increased retention of policies written by our insurance carriers in the last year, as compared to the higher level of reinsurance used in prior periods. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $15.6 million, or 27.9% as compared to the prior year. For strategic reasons we have chosen to reduce our emphasis on the unaffiliated underwriting agencies distribution channel.

	Twelve Months Ended December 31,
	2006	2005	% Change

Our underwriting agencies	$247,933	$242,049	2.4%
Unaffiliated underwriting agencies	40,177	55,750	(27.9)%

Total net premiums earned	$288,110	$297,799	(3.3)%

Commission income and fees consists of (a) the commission income and fees earned by our underwriting agencies on business that is not written or retained by us, (b) policy, installment and agency fees earned for business written or assumed by our insurance companies (affiliated) both through independent agents and our retail agencies and (c) the commissions and agency fees earned on sales of unaffiliated (third-party) insurance companies’ products sold by our retail agencies. The table below displays the components of consolidated commission income and fees earned for the two years ended December 31, 2006 and December 31, 2005 (dollars in thousands):

	Twelve Months Ended December 31,
			Variance	Variance
	2006	2005	($)	(%)

Income on non-retained business
— MGA commissions	$1,296	$7,058	$(5,761)	(81.6)%
— Claims service fee income	2,358	9,528	(7,170)	(75.3)%
Affiliated
— Policyholder fee income	39,710	44,068	(3,734)	(9.9)%
— Agency fees	2,029	4,743	(2,715)	(57.2)%
Non-affiliated income — third party
— Commissions and fees	14,875	12,961	1,288	14.8%
— Agency fees	727	1,257	(528)	(42.2)%

Total commission income and fees	$60,995	$79,615	$(18,620)	(23.4)%

Total commission income and fees for the year ended December 31, 2006 were $61.0 million, a decrease of $18.6 million, or 23.4%, as compared to $79.6 million in the same period of the prior year. This decrease is primarily related to our increased retention of business written and assumed by our insurance companies. In our agencies, we earn commission income and fees that are based on premiums earned in the current period but written in both current and prior periods. In consolidation, we eliminate our agencies’ commission income and fees based on business that our insurance companies retain against our agencies’ expenses. Therefore, when we retain a higher percentage of our written premiums, we eliminate a greater portion of our agencies’ commission income and fees.

In connection with our strategy of operating our retail stores as independent agencies, in many of our markets we reduced or eliminated the agency fee charged to a customer when a policy was written. This allowed us to offer our customers a more affordable down payment on the insurance product that best met their needs and, in some cases, improved the competitiveness of our product offerings as compared to the products of unaffiliated insurance companies. By foregoing these fees, we believe that we gained new customers and increased premiums written. This resulted in a reduction of approximately $3.2 million in agency fees for both affiliated and non-affiliated business in 2006 as compared to 2005. We believe that this reduction will be largely or completely offset by an increase in the commission income earned on incremental sales of third-party products and earned premiums on incremental sales of our own insurance products. Commission income from sales of third-party business is earned over time as the customers pay their premiums to the third-party carriers. In the fourth quarter of 2006, we reinstituted certain agency fees but at a moderate level as compared to the first half of the year. For the year ended December 31, 2006, commission income and fees for sales of third-party products were $14.9 million, an increase of $1.9 million, or 14.8%, compared to $13.0 million in the same period of the prior year.

Net investment income for the year ended December 31, 2006 was $8.8 million, an increase of $3.1 million, or 54.1%, compared to $5.7 million for the same period in 2005. The increase was primarily a result of a 5.2% increase in total invested assets to $221.8 million at December 31, 2006 from $210.8 million at December 31, 2005 and the 32.0% increase in 2005 from $159.7 million at December 31, 2004. The increase in invested assets is primarily the result of increased cash flows from insurance operations. The average investment yield was 3.7% (5.3% on a taxable equivalent basis) for the year ended December 31, 2006 as compared to 3.3% (4.5% on a taxable equivalent basis) for the year ended December 31, 2005. This increase is primarily the result of the higher interest rates available for new investments in 2006.

Losses and loss adjustment expenses for the year ended December 31, 2006 were $185.3 million, a decrease of $5.9 million, or 3.1%, as compared to $191.2 million for the same period in 2005. The decrease was primarily due to favorable loss development in the current period as compared to loss estimates made in previous periods. For the year ended December 31, 2006, our overall loss and loss adjustment expense ratio was 64.3% as compared to 64.2% for the prior year. The increase in our overall loss and loss adjustment expense ratio is primarily due to less favorable loss development in the current year on prior years’ business than we experienced in the prior year. The impact from the favorable loss ratio development on our losses and loss adjustment expense ratio was 3.9% for the year ended December 31, 2006 as compared to 5.0% for the same period in the prior year. The following table displays the impact of favorable loss development on prior years’ business on our overall loss and loss adjustment expense ratio for the years ended December 31, 2006 and December 31, 2005:

	Twelve Months Ended
	December 31,
	2006	2005

Loss and loss adjustment expense ratio — current period	68.2%	69.2%
Favorable loss ratio development — prior period business	(3.9)%	(5.0)%

Reported loss and loss adjustment expense ratio	64.3%	64.2%

Selling, general and administrative expenses for the year ended December 31, 2006 were $150.5 million, a decrease of $3.3 million, or 2.1%, as compared to $153.8 million for the same period in 2005. As shown in the table below, the largest component of total selling, general and administrative expenses is the cost of policy acquisition (amortization of deferred policy acquisition costs). Policy acquisition costs, primarily commissions, premium taxes and underwriting expenses related to issuing a policy, are deferred and charged against income ratably over the remaining service periods of the policies produced. Accordingly, amortization of deferred policy acquisition costs is correlated with earned premium. In 2006, the amortization of deferred policy acquisition costs was 25.6% of earned premium as compared to 25.2% in the prior year. The following table displays the change in capitalized deferred acquisition costs as well as the impact that amortization of the deferred acquisition costs has on selling, general and administrative expenses:

	Twelve Months Ended
	December 31,
	2006	2005
	(Dollars in thousands)

Beginning deferred acquisition costs (“DAC”)	$24,453	$19,118
Additions	73,224	80,491
Amortization of DAC	(73,812)	(75,156)

Ending deferred acquisition costs	$23,865	$24,453

Amortization of DAC as % of Earned Premium	25.6%	25.2%
Policy acquisition costs (amortization of DAC)	$73,812	$75,156
Other selling, general and administrative expenses	76,728	78,649

Total selling, general and administrative expenses	$150,540	$153,805

Total SG&A expenses as % of Earned Premium	52.3%	51.6%

Significant costs that impact comparability of selling, general and administrative expenses for the year ended December 31, 2006 as compared to the prior year were approximately $16.6 million. These items include $7.2 million for the increase to our reserve for doubtful accounts for the uncertainty of collecting a receivable due from VIG, $6.5 million of IT transition expenses related to Accenture and other outsourcing costs, $0.8 million in severance for a former executive, $0.4 million in severance for IT due to the transition, $0.8 million for costs related to the Chicago office relocation, $0.7 million in costs related to an acquisition that ultimately was not completed, $0.1 million for the final installment on a retained executive search contract initiated in 2005 and $0.1 million in costs due to the early termination of a lease for office space in Michigan. Other selling, general and administrative expenses for the year ended December 31, 2006, including these events, were $76.7 million and $60.1 million excluding the unusual adjustments in 2006. Total selling, general and administrative expenses excluding expenses for the significant events as a percentage of earned premiums were 46.5% for the year ended December 31, 2006 as compared to 52.3% on the reported basis.

During 2005, we recognized expenses in relation to unusual events including $2.7 million in severance for three former executives, $2.4 million for the write-off of the BRT enterprise system and $0.2 million incurred for a retained search for a replacement executive. Other selling, general and administrative expenses for the year ended December 31, 2005 were $78.6 million and $73.4 million excluding the significant events in 2005, or 49.3% of earned premium.

The following table summarizes the components of other selling, general and administrative expenses and the impact of significant events that impact comparability for the years ended December 31, 2006 and 2005:

	Twelve Months Ended
	December 31,
	2006	2005	% Change

Other selling, general, and administrative expenses
Other selling, general and administrative expenses*	$37,398	$48,632	(23.7)%
Policy fee commission expense	22,703	24,766	(8.3)%
Significant year over year changes:
— Write-down(a)	—	2,381	NM
— Allowance for doubtful accounts(b)	7,213	—	NM
— Management changes(c)	872	2,870	(66.1)%
— IT outsourcing — Accenture(d)	6,554	—	NM
— Other significant changes(e)	1,998	—	NM

Total other selling, general, and administrative expenses	76,728	78,649	(2.4)%
Policy acquisition costs (amortization of DAC)	73,812	75,156	(1.8)%

Total selling, general, and administrative expenses	$150,540	$153,805	(2.1)%

*	Personnel, rent, and other operating expenses less corporate eliminations

(a)	Write down of amounts capitalized on the enterprise system development and license agreement

(b)	Establishment of allowance for receivable from VIG

(c)	In 2006: executive severances — $0.8 million and CEO recruiting fees — $0.1 million In 2005: executive severances — $2.7 million and CEO recruiting fees — $0.2 million

(d)	Accenture and other related outsourcing costs

(e)	Includes: $0.4 million due to IT outsourcing; Burr Ridge office move — $0.8 million; Michigan office lease termination — $0.1 million; and cost of unsuccessful acquisition — $0.7 million

Other selling, general and administrative expenses for the year ended December 31, 2006 were $37.4 million, a decrease of $11.2 million, or 23.1%, as compared to $48.6 million for the prior year. The decrease in other selling, general and administrative expenses was primarily due to decreased salary and related expenses due to a reduction in workforce, as well as a reduction in advertising and repairs and maintenance expenses.

As of December 31, 2006, we employed 942 employees as compared to 1,182 as of December 31, 2005.

Our expense ratio for the year ended December 31, 2006 increased to 32.6%, as compared to 26.3% for the same period in 2005 even though our total selling, general and administrative expenses declined in the current year. The expense ratio calculation treats all commission income and fees as a reduction in the dividend, with the divisor consisting of earned premium only. Therefore, the increase in our expense ratio is due, in part, to the decision to reduce or eliminate agency fees for policies sold in our retail locations as discussed above, thereby reducing the amount of the revenue offset against expenses. Agency fees are a direct component of commission income and fees.

The following table displays components of our expense ratio calculation for the years ended December 31, 2006 and 2005:

	Twelve Months Ended
	December 31,
	2006	2005

Selling, general and administrative expenses	$150,540	$153,805
Depreciation and amortization	4,398	4,207
Less: commission income and fees	(60,995)	(79,615)

Total dividend	$93,943	$78,397
Divisor: Net premiums earned	$288,110	$297,799
Expense ratio	32.6%	26.3%

Depreciation and amortization expenses for the year ended December 31, 2006, were $4.4 million, an increase of $191,000, or 4.5% as compared to $4.2 million in 2005. Depreciation expense decreased by $374,000 to $2.9 million for the year ended December 31, 2006 from $3.3 million for the year ended December 31, 2005. Our amortization expense in 2006 was $1.5 million as compared to $887,000 million in 2005. Included in the increase of amortization expense was a net increase of $565,000 associated with several non-competition agreements. In the fourth quarter of 2005, we completed non-competition agreements with two former executives that resulted in amortization expense of $885,000 in 2006 as compared to only $122,000 in 2005. Conversely, the cost of a non-competition agreement negotiated in 2004 was fully amortized in the first quarter of 2006, resulting in amortization expense of only $39,000 in 2006 as compared to $233,000 in 2005. Other amortization expense is related to amortization of intangible assets for acquired agency relationships.

Interest expense for the year ended December 31, 2006 was $4.3 million, an increase of $827,000, or 23.5%, as compared to $3.5 million in 2005. Interest expense is primarily related to our $56.7 million notes payable, which were issued in December 2004 and June 2005 following our private placements of $30.0 million and $25.0 million, respectively, of trust preferred securities. Our weighted average interest cost during the years ended December 31, 2006 and December 31, 2005 was 7.66%.

Pretax income for the year ended December 31, 2006 was $12.5 million, a decrease of $16.3 million, or 56.6%, as compared to $28.7 million for the same period in 2005. In 2006, $16.5 million of expenses for significant events that impact comparability was included in selling, general and administrative expenses, as described above, and impacted comparability. Pretax net income for 2006, excluding the significant events, would have been $26.2 million. In 2005, $5.3 million of costs for significant events were included in selling, general and administrative expenses, as described above, resulting in pretax income that would have been $34.0 million in 2005.

Income tax expense for the year ended December 31, 2006 was $2.7 million, or an effective rate of 21.3%, as compared to income tax expense of $9.8 million, or an effective rate of 34.0% for the same period in 2005. The decrease in our effective rate is primarily due to both an increased level of, and a relative proportion of, tax exempt income, which has a favorable tax impact. Net investment income represented 70.7% of our income before income taxes in 2006 as compared to 19.9% in 2005. The decrease in our effective rate is unusual and due in large part to the unusual costs in 2006. We anticipate that our future effective tax rates will be in the range of 34-38%, more similar to the 2005 tax rate.

Minority interest, net of income taxes, for the year ended December 31, 2006 was $81,000 as compared to $672,000 in the prior year. The decrease is due to our purchase of the remaining 27.0% interest in our Florida underwriting agency from the minority holders in March 2006. We now own 100% of this underwriting agency.

Comparison of the Year Ended December 31, 2005 to December 31, 2004

Total revenues for the year ended December 31, 2005 were $381.5 million, an increase of $58.1 million or 18.0%, as compared to total revenues of $323.3 million for the year ended December 31, 2004. The increase in total revenues was primarily due to our retention of gross premiums written in our insurance companies following the termination of the reinsurance agreements with various reinsurers, which allowed us to retain more of our written premiums.

The largest component of our revenues is net premiums earned on insurance policies issued by our affiliated insurance carriers. Net premiums earned for the year ended December 31, 2005 were $297.8 million, an increase of $103.5 million, or 53.2%, as compared to $194.3 million in the prior year. Since insurance premiums are earned over the service period of the policies, our revenue in the current period includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. As shown in the table below, net premiums earned on insurance products sold through the unaffiliated underwriting agency distribution channel for 2005 were $55.8 million, a decrease of $12.7 million or 18.5%, as compared to $68.4 million in the prior year. Net premiums earned on policies sold through our affiliated distribution channels (retail and independent agency) were $242.0 million, an increase of $116.2 million or 92.3%, for the year ended December 31, 2005 as compared to $125.9 million in the prior year. This increase reflects our increased retention of policies written by our insurance carriers in the last year, as compared to the higher level of reinsurance used in prior periods.

	Twelve Months Ended
	December 31,
	2005	2004	% Change

Our underwriting agencies	$242,049	$125,898	92.3%
Unaffiliated underwriting agencies	55,750	68,443	(18.5)%

Total net premiums earned	$297,799	$194,341	53.2%

Commission income and fees consists of (a) the commission income and fees earned by our underwriting agencies on business that is not written or retained by us, (b) policy, installment, direct bill and agency fees earned for business written or assumed by our insurance companies (affiliated) both through independent agents and our retail agencies and (c) the commissions earned on sales of unaffiliated (third-party) insurance companies’ products sold by our retail agencies. The table below displays the components of consolidated commission income and fees earned for the specified periods (dollars in thousands):

	Twelve Months Ended
	December 31,
			Variance	Variance
	2005	2004	($)	(%)

Income on non-retained business
— MGA commissions	$7,058	$50,678	$(43,620)	(86.1)%
— Claims service fee income	9,528	15,240	(5,712)	(37.5)%
Affiliated
— Policyholder fee income	44,068	47,165	(3,097)	(6.6)%
— Agency fees	4,743	4,332	411	9.5%
Non-affiliated income — third party
— Commissions and fees	12,961	8,311	4,650	55.9%
— Agency fees	1,257	953	304	31.9%

Total commission income and fees	$79,615	$126,679	$(47,064)	(37.2)%

Total commission income and fees for the year ended December 31, 2005 were $79.6 million, a decrease of $47.1 million, or 37.2%, as compared to $126.7 million for the same period in 2004. This decrease is primarily related to our increased retention of business written and assumed by our insurance companies. In our agencies, we earn commission income and fees that are based on premiums earned in the current period but written in both current and prior periods. In consolidation, we eliminate our agencies’ commission income and fees based on business that our insurance companies retain against our agencies’ expenses. Therefore, when we retain a higher percentage of our written premiums, we eliminate a greater portion of our agencies’ commission income and fees.

Commission income from sales of third-party business is earned over time as the customers pay their premiums to the third-party carriers. For the year ended December 31, 2005, commission income and fees for sales of third-party products were $13.0 million, an increase of $4.7 million or 55.9%, compared to $8.3 million in the prior year.

Net investment income for the year ended December 31, 2005 was $5.7 million, an increase of $3.4 million, or 146.2%, compared to $2.3 million in the same period in 2004. The increase was primarily a result of a 32.0% increase in total invested assets to $210.8 million at December 31, 2005 from $159.7 million at December 31, 2004. The increase in invested assets is primarily the result of increased cash flows from operations. The average investment yield was 3.3% (4.5% on a taxable equivalent basis) in 2005 compared to 3.1% (3.8% on a taxable equivalent basis) in 2004 primarily as the result of the higher interest rates available for new investments in 2005.

Our investment committee reviewed our investment portfolio in December 2005 and decided to sell a portion of our investment portfolio in order to better align our portfolio with our historical claims life. Specifically, the Investment Committee determined that all securities with a maturity after December 31, 2008 should be sold. We determined that the identified securities to be sold would not fully recover (fair market value would not equal or exceed amortized cost) prior to the expected sale date, therefore the securities were deemed other than temporarily impaired in December 2005 when the decision to sell was made and we recorded a charge to earnings of $1.7 million in the fourth quarter of 2005. The identified securities were in compliance with our investment guidelines prior to the realignment decision by the Investment Committee. Net realized losses for the year ended December 31, 2005, included the $1.7 million related to the realignment of the investment portfolio. Our investment portfolio had not included securities with values that were other than temporarily impaired in previous fiscal periods.

Losses and loss adjustment expenses for the year ended December 31, 2005 were $191.2 million, an increase of $62.2 million, or 48.3%, as compared to $129.0 million for the same period in 2004. Our overall loss and loss adjustment expense ratio for the year ended December 31, 2005 was 64.2% as compared to 66.4% for the year ended December 31, 2004. The decrease in our overall loss and loss adjustment expense ratio was primarily due to greater favorable loss development on prior years’ business than we experienced in the prior year for the current period. The impact from the favorable loss ratio development on our losses and loss adjustment expense ratio was 5.0% for the year ended December 31, 2005 as compared to 1.5% in the prior year. The following table displays the impact of favorable loss development on prior years’ business on our overall loss and loss adjustment expense ratio for the years ended December 31, 2005 and December 31, 2004:

	Twelve Months Ended
	December 31,
	2005	2004

Loss and loss adjustment expense ratio — current period	69.2%	67.9%
Favorable loss ratio development — prior period business	(5.0)%	(1.5)%

Reported loss and loss adjustment expense ratio	64.2%	66.4%

Selling, general and administrative expenses for the year ended December 31, 2005 were $153.8 million, an increase of $5.7 million, or 3.9%, as compared to $148.1 million for the same period in 2004, largely due to the growth in our business as well as increased retention. As shown in the table below, selling, general and administrative expenses include the cost of policy acquisition (amortization of deferred policy acquisition costs). Policy acquisition costs, primarily commissions, premium taxes and underwriting expenses related to issuing a policy, are deferred and charged against income ratably over the remaining service periods of the policies produced. Accordingly, amortization of deferred policy acquisition costs is correlated with earned premium. Earned premiums are up 53.2% for the year ended December 31, 2005 as compared to the prior year, so amortization of deferred policy acquisition costs is up commensurately. In 2005, the amortization of deferred policy acquisition costs were 25.2% of earned premiums as compared to 24.5% in the prior year. The following table displays the change in capitalized deferred acquisition costs as well as the impact that amortization of the deferred acquisition costs has on selling, general and administrative expenses:

	Twelve Months Ended
	December 31,
	2005	2004
	(Dollars in thousands)

Beginning deferred acquisition costs (“DAC”)	$19,118	$14,371
Additions	80,491	52,329
Amortization of DAC	(75,156)	(47,582)

Ending deferred acquisition costs	$24,453	$19,118

Amortization of DAC as % of Earned Premium	25.2%	24.5%
Policy acquisition costs (amortization of DAC)	$75,156	$47,582
Other selling, general and administrative expenses	78,649	100,513

Total selling, general and administrative expenses	$153,805	$148,095

Total SG&A expenses as % of Earned Premium	51.6%	76.2%

Significant events that impact comparability of selling, general and administrative for the year ended December 31, 2005 as compared to the prior year included $2.7 million in severance for three former executives, $2.4 million for the write-off of the BRT enterprise system and $0.2 million incurred for a retained search for a replacement executive. Other selling, general and administrative expenses for the year ended December 31, 2005 were $78.6 million and $73.4 million excluding the unusual adjustments in 2005, or 49.3% of earned premium. There were no expenses of a similar nature incurred in the fiscal year ended December 31, 2004.

Our expense ratio for the year ended December 31, 2005 increased to 26.3%, as compared to 13.2% in the prior year. The expense ratio calculation treats all commission income and fees as a reduction in the dividend, with the divisor consisting of earned premium only. Therefore, the increase in our expense ratio is due, in part, to the increased retention of premiums written by our insurance companies resulting in an increased amount of commission income fees being eliminated in consolidation, thereby reducing the amount of the revenue offset against expenses. As mentioned above, our commission income and fees decreased $47.1 million in 2005 to $79.6 million from $126.7 million in 2004 as a result of the elimination entries related to our increased retention of business produced. The following table displays components of our expense ratio calculation for the years ended December 31, 2005 and 2004:

	Twelve Months Ended
	December 31,
	2005	2004

Selling, general and administrative expenses	$153,805	$148,095
Depreciation and amortization	4,207	4,218
Less: commission income and fees	(79,615)	(126,679)

Total dividend	$78,397	$25,634
Divisor: Net premiums earned	$297,799	$194,341
Expense ratio	26.3%	13.2%

Depreciation and amortization expenses for the year ended December 31, 2005 were $4.2 million, unchanged relative to the prior year. Depreciation expense decreased by $160,000 for the year ended December 31, 2005 as compared to the prior year. This decrease was offset by an increase of $148,000 in amortization expense primarily due to non-competition agreements with two former executives.

Interest expense for the year ended December 31, 2005 was $3.5 million, as compared to $588,000 for the prior year. Interest expense in 2005 is primarily related to our $56.7 million notes payable, which were issued in December 2004 and June 2005 following our private placement of $30.0 million and $25.0 million, respectively, of trust preferred securities. Interest expense for the prior year was primarily related to a note payable associated with a prior acquisition that was repaid in full in the third quarter of 2004.

Pretax income for the year ended December 31, 2005 was $28.7 million, a decrease of $12.7 million, or 30.7%, as compared to $41.5 million in the prior year. In 2005, $5.3 million in expenses related to significant events that impact comparability was included in selling, general and administrative expenses, as described above. Excluding these expenses, pretax income would have been $34.0 million in 2005.

Income tax expense for the year ended December 31, 2005 was $9.8 million, or an effective rate of 34.0%, as compared to income tax expense of $15.3 million, or an effective rate of 36.9% for the same period in 2004. In the fourth quarter of 2005, we recorded an adjustment to our deferred tax asset for state taxes. This adjustment reduced our income tax expense by $500,000 in the fourth quarter of 2005, resulting in an effective tax rate of 34.0% for 2005. Excluding the effect of this item, our effective tax rate would have been 35.7%. The decrease in the effective tax rate in year ended December 31, 2005 excluding the effect of the adjustment to our deferred tax asset, as compared to prior year, was principally due to the favorable impact of tax exempt income from our investment portfolio following our initial public offering in July 2004.

Minority interest net of income taxes, for the year ended December 31, 2005 was $672,000 as compared to $804,000 for the year ended December 31, 2004. The decrease in minority interest was a result of lower earnings from our Florida underwriting agency, where our ownership interest was 73.0% for the periods presented.

Liquidity and Capital Resources

Sources and uses of funds.  We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries, including our insurance company subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends to the holding company, and we expect to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of December 31, 2006, we had $16.9 million of cash and invested assets at the holding company level and $856,000 of cash and invested assets at our non-insurance company subsidiaries. As of March 8, 2007, our cash and invested assets at the holding company level was approximately $7.2 million. In January 2007, we paid $2.2 million in closing costs for the USAgencies acquisition, $0.6 million to Accenture under the outsourcing agreement, $0.6 million for payment of accrued construction costs for our new Chicago office, $0.2 million for the purchase of new premium finance software, with the remaining difference being attributed to every day operating expenses.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding December 31 or the insurance company’s net income for the 12-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurance company’s remaining surplus after payment of a dividend or other distribution to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. In 2007, our insurance companies may pay up to $11.1 million in ordinary dividends to us without prior regulatory approval. However, the maximum dividend capacity is not immediately available in 2007 due to the dividend payment of $11.5 million by our insurance company subsidiaries in December 2006. For the year ended December 31, 2005, our insurance company subsidiaries paid us $5.0 million in dividends.

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2006, the capital ratios of our insurance companies substantially exceeded the risk-based capital requirements, as well as the highest level for regulatory action under the risk-based capital guidelines.

Our operating subsidiaries’ primary sources of funds are premiums received, commission income and fees, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.

Net cash provided by operating activities was $34.7 million for the year ended December 31, 2006, as compared to $91.2 million for the year ended December 31, 2005, and $52.1 million for the year ended December 31, 2004. The decrease in cash provided by operating activities for the year ended December 31, 2006 as compared to the prior year was primarily due to a net decrease in insurance related items of $65.7 million such as collections of premiums and commissions receivable, payments of losses and loss adjustment expenses and unearned premiums, including $18.7 million that was collected as part of the novation and commutation agreements executed in 2005. In addition, we paid $6.0 million to Accenture in relation to our outsourcing contract in 2006, $0.7 million for an unsuccessful acquisition and $0.9 million for costs related to moving to our new Burr Ridge office and the closing of offices in Florida and Michigan. The decrease in cash provided was offset by a decrease in taxes paid during 2006 of approximately $14.5 million and tax refunds received for approximately $6.0 million. The increase in cash flow generated from operations for the year ended December 31, 2005 compared to the prior year was principally due to a net increase in insurance related items of $57.3 million such as collections of premiums and commissions receivable, payments of losses and loss adjustment expenses and unearned premiums, of which $18.7 million was collected as part of the novation and commutation agreements executed in 2005. This increase in cash flows was offset by $12.8 million in increased federal income tax payments over the prior year.

Net cash used in investment activities was $26.3 million for the year ended December 31, 2006, as compared to $66.6 million for the year ended December 31, 2004 and $129.2 million for the year ended December 31, 2004. The decrease in cash used in investment activities for the year ended December 31, 2006 as compared to the prior year is primarily due to a net decrease of $45.8 million in bonds acquired offset by $4.8 million in cash used for property, plant and equipment in 2006 as compared to the prior year. The decrease in cash used in investment activities for the year ended December 31, 2005 compared to the prior year is primarily due to a net decrease in bond purchases in the investment portfolios of our insurance companies of $59.5 million, as well as a decrease in cash used for acquisition in 2005 of $3.8 million as compared to the prior year.

Net cash used in financing activities was $4.0 million for the year ended December 31, 2006, as compared to $0.7 million for the year ended December 31, 2005 and $85.9 million in cash was provided by financing activities in the year ended December 31, 2004. Cash used in financing activities for the year ended December 31, 2006 included $4.1 million used to purchase outstanding shares of common stock and $1.2 million used to pay dividends offset by $1.3 million received from the issuance of common stock due to the exercise of stock options. Cash used in financing activities for the year ended December 31, 2005 included $28.0 million used to purchase outstanding shares of our common stock, offset by $24.4 million received from the private placement of trust preferred securities, net of fees, in June 2005, to fund this purchase. In addition, dividends of $1.3 million were paid in 2005 offset by $4.2 million received from the issuance of common stock in connection with the exercise of stock options. In 2004, $67.5 million was received from our initial public offering and $29.1 million was received in December 2004 from the private placement of trust preferred securities, partially offset by a $10.0 million principal payment on a note payable.

We believe that existing cash and investment balances, as well as new cash flows generated from operations and other credit facilities will be adequate to meet our capital and liquidity needs during the 12-month period following the date of this report at both the holding company and insurance company levels. We do not currently know of any events that could cause a material increase or decrease in our long-term liquidity needs other than the debt service requirements of the senior term credit agreement completed on January 31, 2007 to fund the acquisition of USAgencies.

On January 31, 2007, we completed our acquisition of USAgencies. Pursuant to the terms of a Purchase and Sale Agreement, effective as of October 12, 2006 (the “Purchase Agreement”), among the Company and the unit holders (the “Sellers”) of USAgencies, we acquired all of the issued and outstanding membership interests of USAgencies from the Sellers for an aggregate purchase price of approximately $196.3 million in cash after giving effect to deductions based on the estimated indebtedness and book value of USAgencies and the estimated expenses of the transaction (the “Purchase Price”). $20.0 million of the Purchase Price was deposited into an escrow fund to satisfy any indemnification obligations of the Sellers under the Purchase Agreement. The Purchase Price is subject to a post-closing adjustment based on the actual indebtedness and book value of USAgencies and the actual expenses of the transaction, in each case as finally determined within a specified period following closing.

Initial Public Offering.  We completed our initial public offering of our common stock effective July 9, 2004. We issued 4,420,000 additional shares of our common stock and VIG sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14.00 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from VIG. The combined net proceeds to us from these transactions were approximately $65.3 million, of which $64.3 million was contributed to our insurance companies in order to increase their policyholder’s surplus.

Senior secured credit facility.  On January 31, 2007, we entered into a $220.0 million senior secured credit facility (the “Facility”) provided by a syndicate of lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent. The Facility provides for a $200.0 million senior term loan facility and a revolving facility of up to $20.0 million, depending on our borrowing capacity. On March 8, 2007, we added The Frost National Bank, N.A. to the Facility when we received approval of the First Amendment to the Facility and executed a joinder agreement whereby Frost became the provider of an initial revolving credit commitment of $15.0 million. The revolving portion of the Facility includes an option to increase the $20.0 million principal amount of revolving loans available thereunder by up to an additional $20.0 million and a $2.0 million sublimit for letters of credit. Our obligations under the Facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of AIC. The facility contains certain financial covenants, which include capital expenditure limitations, minimum interest coverage requirements, maximum leverage ratio requirements, minimum risk-based capital requirements, maximum combined ratio limitations, minimum fixed charge coverage ratios and a minimum consolidated net worth requirement, as well as other restrictive covenants.

Concurrently with entering into the Facility, the Company borrowed $200.0 million (the “Borrowing”) under the term loan portion of the Facility to finance its acquisition of USAgencies and to pay related costs and expenses. The principal amount of the Borrowing is payable in quarterly installments of $500,000, with the remaining balance due on the seventh anniversary of the closing of the Facility. Beginning in 2008, we are also required to make additional annual principal repayments that are to be calculated based upon our financial performance during the preceding fiscal year. In addition, certain events, such as the sale of material assets or the issuance of significant new equity, necessitate additional required principal repayments. As of March 14, 2007, we have no borrowings under the revolving portion of the Facility.

In connection with the closing of the Facility on that date, we terminated our existing Credit Agreement with The Frost National Bank dated July 30, 2004, as amended (the “Prior Credit Agreement”). At the time of the termination of the Prior Credit Agreement , there were no borrowings or other amounts outstanding under the Prior Credit Agreement. As of December 31, 2006, there were no outstanding loan amounts due under the Prior Credit Agreement, and we were in compliance with all of our financial and other restrictive covenants.

Trust Preferred Securities.  On June 1, 2005, our newly formed trust entity, Affirmative Insurance Holdings Statutory Trust II (“Trust Entity II”), completed a private placement of $25.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $25.0 million from Trust Entity II and the net proceeds from this borrowing, along with cash from operations, were used to purchase the 2.0 million shares of our common stock as discussed in Note 13 of our consolidated financial statements. The trust preferred securities, which can be redeemed in whole or in part by the issuer after five years, bear an initial interest rate of 7.792% until June 15, 2010, at which time they will adjust quarterly to the 90-day LIBOR rate plus 355 basis points.

Contractual Obligations

The following table identifies our contractual obligations by payment due period as of December 31, 2006 (dollars in thousands):

	2007	2008	2009	2010	2011	2012+	Total

Consideration due for acquisitions(1)	$1,023	$—	$—	$—	$—	$—	$1,023
Operating leases(2)	8,245	6,806	5,754	3,246	2,108	9,400	35,560
Notes payable	—	—	—	—	—	56,702	56,702
Interest on notes payable	4,212	4,212	4,212	4,212	4,212	92,333	113,393
Reserves for loss and loss adjustment expense(3)	101,438	35,706	13,991	6,696	3,595	1,143	162,569

Total	$114,918	$46,724	$23,957	$14,154	$9,915	$159,578	$369,247

(1)	Consists primarily of payments due in 2006 related to the asset purchase of InsureOne Independent Agency, LLC and Fed USA.

(2)	Consists primarily of rental obligations under real estate leases related to our retail operations and our corporate offices.

(3)	The payout pattern for reserves for losses and loss adjustment expenses are based upon historical payment patterns and do not represent actual contractual obligations. The timing and amount ultimately paid can and will vary from these estimates.

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

From time to time, we and our subsidiaries are subject to random compliance audits from federal and state authorities regarding various operations within our business that involve collecting and remitting taxes in one form or another. Recently, two of our owned underwriting agencies were subject to a sales and use tax audit conducted by the State of Texas. The examiner for the State of Texas has now completed his audit report and delivered an audit assessment to us. The examiner’s report asserts that, for the period from January 2002 to December 2005, we should have collected and remitted approximately $2.9 million in sales tax derived from claims services performed by our underwriting agencies for policies sold by these underwriting agencies and issued by Old American County Mutual Insurance Company, an unaffiliated insurance company, through a fronting arrangement. Our insurance companies reinsured 100% of these policies. The assessment includes an additional $412,000 for accrued interest and penalty for a total assessment of $3.3 million. We believe that these services are not subject to sales tax, are vigorously contesting the assertions made by the state, and are exercising all available rights and remedies available to us. On October 19, 2006, we responded to the assessment by filing petitions with the Comptroller of Public Accounts for the State of Texas requesting a redetermination of the tax due and a hearing to present written and oral evidence and legal arguments to contest the imposition of the asserted taxes. As a result of the timely filing of these petitions, an administrative appeal process has commenced and the date for payment is delayed until the completion of the appeal process. Such appeals routinely take up to three years and much longer for complex cases. As such, the outcome of this tax assessment will not be known for a commensurate amount of time. At this time, we are uncertain of the probability of the outcome of our appeal. Additionally, we cannot reasonably estimate the ultimate liability at this time. We have not made an accrual for this as of December 31, 2006 as we do not believe this meets the requirements of Statement No. 5 (“SFAS 5”), Accounting for Contingencies.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We believe that interest rate risk and credit risk are the two types of market risk to which we are principally exposed.

Interest rate risk.  Our investment portfolio consists principally of investment-grade, fixed income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general the fair market value of a portfolio of fixed income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of less than three years. The fair value of our fixed income securities as of December 31, 2006 was $221.8 million. The effective duration of the portfolio as of December 31, 2006 was 1.01 years. Should the market interest rates increase 1.0%, our fixed income investment portfolio would be expected to decline in market value by 1.01%, or $2.24 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 1.01%, or $2.24 million, increase in the market value of our fixed income investment portfolio.

Credit risk.  An additional exposure to our fixed income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment grade securities and limiting our exposure to any single issuer. As of December 31, 2006, our fixed income investments were invested in the following: U.S. Treasury securities — 2.6%, corporate bonds securities — 4.1%, and municipal securities — 93.3%. The largest investment by a single issuer was 3.1% of the total portfolio. As of December 31, 2006, all of our fixed income securities were rated “A” or better by nationally recognized statistical rating organizations.

We are subject to credit risks with respect to our reinsurers. Although a reinsurer is liable for losses to the extent of the coverage which it assumes, our reinsurance contracts do not discharge our insurance companies from primary liability to each policyholder for the full amount of the applicable policy, and consequently our insurance companies remain obligated to pay claims in accordance with the terms of the policies regardless of whether a reinsurer fulfills or defaults on its obligations under the related reinsurance agreement. In order to mitigate credit risk to reinsurance companies, we attempt to select financially strong reinsurers with an A.M. Best rating of “A−” or better and continue to evaluate their financial condition.

At December 31, 2006, we had $24.8 million receivables from reinsurers, including $20.2 million gross recoverable from VFIC. Under the reinsurance agreement with VFIC, AIC had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 1, 2004. On August 30, 2005 AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligations under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the “VFIC Trust”). Currently the VFIC Trust holds $23.1 million to collateralize the $20.2 million gross recoverable from VFIC. In June 2006, the Texas Department of Insurance placed VFIC, along with several of its affiliates, into rehabilitation and subsequently into liquidation. Due to VFIC’s liquidation status, AIC is working through certain procedures to effect its right to withdraw funds from the VFIC Trust. AIC has been working with the Special Deputy Receiver (the “SDR”) and his staff on this matter since VFIC was placed into liquidation. To date, the SDR has not taken issue with the validity of the VFIC Trust; however, we currently are negotiating with the SDR the manner in which the funds will be withdrawn from the VFIC Trust, which must then be approved by the Special Master of the Receivership Court.

As of December 31, 2005, we separately included $7.2 million in other assets that was related to a receivable due from VIG as part of the transfer of the insurance companies to us at December 31, 2003. The $7.2 million was not included in the gross recoverable at December 31, 2005. We continue to believe that this receivable is due from VIG and have instituted appropriate legal proceedings to recover the full amount thereof. However, a loss for $7.2 million was included in selling, general and administrative expenses in the fourth quarter of 2006 when we set up a reserve equal to the full amount of the receivable. We established this reserve due to our uncertainty as to the collectibility of the receivable in light of the significant amount of claims made against VIG and VFIC as of December 31, 2006 in their bankruptcy and liquidation proceeding, respectively, and our creditor status in those proceedings.

At December 31, 2006, $18.4 million was included in reserves for losses and loss adjustment expenses that reflect the amounts owed from AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian. AIC established a trust account to collateralize this payable, which currently holds $23.1 million in securities (the “AFIC Trust”). The AFIC Trust has not been drawn upon the SDR in Texas or the SDR in Hawaii. The SDRs will likely negotiate similar terms for withdrawal of funds from the AFIC trust as those agreed to in regards to the VFIC Trust.

In May of 2006, certain of VIG’s insurance companies, including VFIC, redomesticated to the state of Texas. Subsequently on June 28, 2006, an Agreed Order Appointing Rehabilitator and Permanent Injunction was issued by the Texas Department of Insurance (“Department”) whereby, based upon the Department’s findings, a rehabilitator was appointed, the company and certain of their officers were enjoined from various actions, and actions against the VIG companies were stayed. On July 18, 2006, the Department then filed an Application for Order of Liquidation and Requested for Expedited Hearing that remains pending. Such Order was granted on August 1, 2006 as to VFIC.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of December 31, 2006, all such unaffiliated reinsurers had A.M. Best ratings of “A−” or better.

Effects of inflation.  We do not believe that inflation has a material effect on our results of operations, except for the effect that inflation may have on interest rates and claims costs. The effects of inflation are considered in pricing and estimating reserves for unpaid claims and claim expenses. The actual effects of inflation on our results are not known until claims are ultimately settled. In addition to general price inflation, we are exposed to a persisting long-term upward trend in the cost of judicial awards for damages. We attempt to mitigate the effects of inflation in our pricing and establishing of losses and loss adjustment expense reserves.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Affirmative Insurance Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of Affirmative Insurance Holdings, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Affirmative Insurance Holdings, Inc. and subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Affirmative Insurance Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Dallas, Texas
March 16, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Affirmative Insurance Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Affirmative Insurance Holdings, Inc. and its subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Dallas, Texas
March 16, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Affirmative Insurance Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Affirmative Insurance Holdings, Inc. and its subsidiaries at December 31, 2005 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)1, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements included in the 2005 Form 10K (not separately presented herein), the Company restated its 2004 and 2003 consolidated financial statements.

/s/  PricewaterhouseCoopers, LLP
PricewaterhouseCoopers, LLP

Dallas, TX
April 11, 2006

Affirmative Insurance Holdings, Inc.

Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
	(Dollars in thousands, except share data)

ASSETS
Fixed maturities — available for sale, at fair value (amortized cost 2006: $220,649; 2005: $211,087)	$219,960	$210,273
Short-term investments	1,810	477

Total invested assets	221,770	210,750
Cash and cash equivalents	52,484	48,037
Fiduciary and restricted cash	35,582	29,689
Accrued investment income	1,837	2,722
Premiums and fees receivable	78,307	81,680
Commissions receivable	909	2,144
Receivable from reinsurers	24,795	28,137
Deferred acquisition costs	23,865	24,453
Deferred tax asset, net	8,880	14,866
Federal income taxes receivable	7,153	6,823
Property and equipment, net	10,289	4,820
Goodwill	65,288	61,009
Other intangible assets, net	18,155	19,607
Other assets, net of allowance for doubtful accounts of — 2006: $7,213	7,953	9,388

Total assets	$557,267	$544,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Reserves for losses, loss adjustment expenses and deposits	162,569	142,977
Unearned premium	92,124	97,344
Amounts due reinsurers	5,089	8,715
Deferred revenue	7,877	11,064
Notes payable	56,702	56,702
Consideration due for acquisitions	1,023	1,352
Other liabilities	25,490	26,009

Total liabilities	350,874	344,163

Commitments and contingent liabilities (Notes 4, 6 and 14)
Stockholders’ equity
Common stock, $0.01 par value; 75,000,000 shares authorized; 17,707,938 shares issued and 15,354,575 outstanding at December 31, 2006; 17,483,520 shares issued and 15,432,557 outstanding at December 31, 2005	177	175
Additional paid-in capital	160,862	158,904
Treasury stock, at cost; 2,353,363 shares at December 31, 2006 and 2,050,963 shares at December 31, 2005	(32,880)	(28,746)
Accumulated other comprehensive income (loss)	(448)	(529)
Retained earnings	78,682	70,158

Total stockholders’ equity	206,393	199,962

Total liabilities and stockholders’ equity	$557,267	$544,125

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.

Consolidated Statements of Operations
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands, except share data)

Revenues
Net premiums earned	$288,110	$297,799	$194,341
Commission income and fees (includes related parties — 2005: $594; 2004: $5,703)	60,995	79,615	126,679
Net investment income	8,829	5,730	2,327
Net realized losses	(822)	(1,665)	(8)

Total revenues	357,112	381,479	323,339

Expenses
Losses and loss adjustment expenses	185,346	191,208	128,969
Selling, general and administrative expenses	150,540	153,805	148,095
Depreciation and amortization	4,398	4,207	4,218
Interest expense	4,342	3,515	588

Total expenses	344,626	352,735	281,870

Net income before income taxes, minority interest and equity interest in unconsolidated subsidiaries	12,486	28,744	41,469
Income tax expense	2,661	9,767	15,319
Minority interest, net of income taxes	81	672	804
Equity interest in unconsolidated subsidiaries, net of income taxes	—	—	913

Net income	$9,744	$18,305	$24,433

Net income per common share — Basic	$0.64	$1.16	$1.74

Net income per common share — Diluted	$0.63	$1.14	$1.72

Weighted average shares outstanding
Basic	15,295,022	15,774,387	14,018,530
Diluted	15,344,984	15,993,073	14,213,682

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years Ended December 31, 2006, 2005 and 2004

								Accumulated
				Additional				Other	Total
	Common Stock Issued			Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Warrants	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
	(Dollars in thousands, except share data)

Balance, December 31, 2003	11,557,215	$116	$157	$84,074	$29,039		$—	$(9)	$113,377

Comprehensive income:
Net income					24,433				24,433
Other comprehensive income								260	260

Total comprehensive income									24,693
Dividend ($.02 per share)					(337)				(337)
Issuance of common stock	5,281,304	52	(157)	67,678					67,573

Balance, December 31, 2004	16,838,519	$168	$—	$151,752	$53,135		$—	$251	$205,306

Comprehensive income:
Net income					18,305				18,305
Other comprehensive loss								(780)	(780)

Total comprehensive income									17,525
Purchase of treasury stock						2,050,963	(28,746)		(28,746)
Dividend ($.02 per share)					(1,282)				(1,282)
Issuance of common stock	627,267	7		4,971					4,978
Tax benefit of options exercised				1,346					1,346
Issuance of restricted stock	17,734			835					835

Balance, December 31, 2005	17,483,520	$175	$—	$158,904	$70,158	2,050,963	$(28,746)	$(529)	$199,962

Comprehensive income:
Net income					9,744				9,744
Other comprehensive income								81	81

Total comprehensive income									9,825
Purchase of treasury stock						302,400	(4,134)		(4,134)
Dividends ($.02 per share)					(1,220)				(1,220)
Issuance of common stock	109,418	1		1,317					1,318
Issuance of restricted stock	115,000	1		(1)					—
Tax benefit of options exercised				47					47
Equity based compensation				595					595

Balance, December 31, 2006	17,707,938	$177	$—	$160,862	78,682	2,353,363	$(32,880)	$(448)	$206,393

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.

Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Cash flows from operating activities
Net income	$9,744	$18,305	$24,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,398	4,207	4,218
Undistributed equity in unconsolidated subsidiaries	—	—	913
Equity based compensation	595	150	—
Realized losses	822	1,665	8
Amortization of premiums and discounts on investments	1,521	2,615	—
Allowance for doubtful accounts (Vesta)	7,213	—	—
Loss on write down of enterprise system	—	2,381	—
Changes in assets and liabilities:
Fiduciary and restricted cash	(5,893)	(13,422)	(6,800)
Premiums, fees and commissions receivable	4,608	28,966	(44,877)
Reserves for loss and loss adjustment expenses	19,592	44,114	40,356
Net due to/from reinsurers	(284)	13,888	14,370
Receivable from affiliates	—	7,523	(396)
Deferred revenue	(3,187)	(7,581)	1,744
Unearned premiums	(5,220)	6,649	19,469
Deferred acquisition costs	588	(5,335)	(4,747)
Deferred tax asset/liability	5,942	2,423	(8,031)
Federal income taxes receivable/payable	(283)	(13,003)	(161)
Other	(5,412)	(2,372)	11,597

Net cash provided by operating activities	34,744	91,173	52,096

Cash flows from investing activities
Proceeds from the sale of bonds	398,148	7,800	20,623
Cost of bonds acquired	(410,954)	(66,407)	(138,766)
Purchases of property and equipment, net	(8,847)	(4,023)	(3,379)
Net cash paid for acquisitions	(4,608)	(3,921)	(7,715)

Net cash used in investing activities	(26,261)	(66,551)	(129,237)

Cash flows from financing activities
Principal payments under capital lease obligation	—	—	(341)
Proceeds from borrowings	—	24,369	29,094
Repayments of borrowings	—	—	(10,020)
Proceeds from issuance of common stock, net	1,318	4,232	67,483
Acquisition of treasury stock	(4,134)	(28,000)	—
Dividends paid to common stockholders	(1,220)	(1,282)	(337)

Net cash provided by (used in) financing activities	(4,036)	(681)	85,879

Net increase in cash and cash equivalents	4,447	23,941	8,738
Cash and cash equivalents, beginning of period	48,037	24,096	15,358

Cash and cash equivalents, end of period	$52,484	$48,037	$24,096

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

1.	General

Affirmative Insurance Holdings, Inc., formerly known as Instant Insurance Holdings, Inc., was incorporated in Delaware on June 25, 1998. We are a distributor and producer of non-standard personal automobile insurance policies and related products and services for individual consumers in targeted geographic areas. Our subsidiaries include three insurance companies, four underwriting agencies, five retail agencies with 158 owned stores (16 of which are located in leased space within supermarkets owned by a major supermarket chain under an agreement signed in late 2005) and 33 franchise store locations as of December 31, 2006. Our underwriting agencies utilize approximately 3,200 independent agencies to sell the policies that they administer. In addition, we have two unaffiliated underwriting agencies producing business for our insurance companies through approximately 4,200 independent agencies. We are currently active in offering insurance directly to individual consumers through retail stores in 8 states (Illinois, Texas, Missouri, Indiana, South Carolina, Florida, Kansas and Wisconsin) and distributing our own insurance policies through independent agents in 9 states (Illinois, Texas, Missouri, Indiana, South Carolina, Florida, California, Michigan and New Mexico). Our growth has been achieved principally as a result of the acquisition of six retail and/or underwriting agencies in 2001 and 2002.

We completed our initial public offering of our common stock effective July 9, 2004. We issued 4,420,000 additional shares of our common stock and VIG sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14.00 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from VIG. On June 1, 2005, we purchased 2,000,000 of our shares of common stock from VIG at a price of $14.00 per share. In May and June, 2006, we purchased 302,400 shares of our common stock in open market purchases at an average price of $13.67 per share.

On June 14, 2005, VIG and VFIC entered into a stock purchase agreement with New Affirmative LLC (“New Affirmative”), J.C. Flowers I LP and Delaware Street Capital Master Fund for the sale by VIG and VFIC of 5,218,228 shares of our common stock (“Stock Purchase Agreement”). New Affirmative was formed for the purpose of acquiring, holding, voting and disposing of the shares of our common stock acquired in connection with the Stock Purchase Agreement and any shares of our common stock that New Affirmative may acquire in the future. At the time of the agreement, New Affirmative was (i) 50% owned by DSC AFFM, LLC (“DSC AFFM”), an entity controlled by DSC AFFM Manager LLC (“DSC Manager”), the sole managing member of DSC AFFM, and Andrew G. Bluhm, the managing member of DSC Manager, and (ii) 50% owned by Affirmative Investment LLC (“Affirmative Investment”), an entity owned, in part, by the Enstar Group, Inc., and controlled by Affirmative Associates LLC (“Affirmative Associates”), the sole managing member of Affirmative Investment, and J. Christopher Flowers, the sole member and manager of Affirmative Associates. Simultaneously with the closing of the transactions contemplated by the Stock Purchase Agreement: (1) DSC AFFM contributed 1,459,699 shares of our common stock which were previously acquired in open market transactions by members of DSC AFFM and subsequently contributed to DSC AFFM, to New Affirmative and (2) Affirmative Investment contributed 1,183,000 shares of our common stock, previously acquired by it in open market transactions, to New Affirmative. VIG completed the sale to New Affirmative on August 30, 2005.

On August 31, 2006, DSC AFFM and Affirmative Investment consummated the transactions contemplated by a purchase agreement, dated August 4, 2006, pursuant to which DSC AFFM sold to Affirmative Investment all of the membership units of New Affirmative owned by DSM AFFM. As a result, Affirmative Investment now owns 100% of New Affirmative. As of December 31, 2006, New Affirmative owned 7,860,927 shares, or approximately 51.2% of our outstanding common stock.

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

2.	Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include our accounts and the accounts of our operating subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Management believes the accompanying consolidated financial statements are representative of our costs of doing business on a stand-alone basis. The accompanying consolidated statements of operations include charges for expenses allocated to us by VIG for various services through 2004. These charges were based upon specific identification when available or were allocated based upon estimated usage. Management believes the methods used to identify and allocate these costs are reasonable.

Use of Estimates in the Preparation of the Financial Statements

Our preparation of financial statements in con formity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions are particularly important in determining revenue recognition, reserves for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance receivables and impairment of assets.

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

We conduct regular reviews to assess whether the amortized cost of our investments are impaired and if any impairment is other than temporary. Factors considered by us in assessing whether an impairment is other than temporary include the credit quality of the investment, the duration of the impairment, our ability and intent to hold the investment until recovery and overall economic conditions. If we determine that the value of any investment is other than temporarily impaired, we record a charge against earnings in the amount of the impairment and the investment is adjusted to fair value.

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Treasury Stock

We record treasury stock purchases under the cost method, whereby the entire cost of the acquired stock is recorded as treasury stock. When reissued, shares of treasury stock will be removed from the treasury stock account at the average purchase price per share of the aggregate treasury shares held.

Equity in Unconsolidated Subsidiaries

We account for our equity interest in unconsolidated subsidiaries under the equity method of accounting. Under the equity method of accounting, we record our proportionate share of the income (losses), net of income taxes in our consolidated statements of operations. As of December 31, 2006 and 2005, our equity investment and related income in unconsolidated subsidiaries was zero.

Statutory accounting practices

We are required to report our results of operations and financial position to insurance regulatory authorities based upon statutory accounting practices (“SAP”). One significant difference between SAP and GAAP is that under SAP the Company is required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the policy as required by GAAP. The immediate charge off of sales and acquisition expenses and other conservative valuations under SAP generally cause a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce the Company’s gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividends from insurance companies. A second significant difference is that under SAP, certain assets are designated as “nonadmitted” and are charged directly to unassigned surplus, whereas under GAAP, such assets are included in the balance sheet net of an appropriate valuation reserve. A third significant difference between SAP and GAAP is that under SAP, investments are carried at amortized book value and under GAAP, investments are carried at fair value.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent the deferral of expenses that we incur acquiring new business or renewing existing business. Policy acquisition costs, consisting of primarily commission, premium taxes, underwriting and agency expenses, are deferred and charged against income ratably over the terms of the related policies. At December 31, 2006, we had $23.9 million of deferred policy acquisition costs. We regularly review the categories of acquisition costs that are deferred and assess the recoverability of this asset. A premium deficiency, and a corresponding charge to income is recognized, if the sum of the expected losses and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. At December 31, 2006, we determined that there was no premium deficiency. Amounts received as expense allowances on reinsurance contracts that represent reimbursement of acquisition costs are recorded as reductions of deferred acquisition costs.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation, and consists primarily of computer and telephone equipment, furniture and fixtures and leasehold improvements. Depreciation is computed for property and equipment, excluding leasehold improvements, using the straight-line method over the estimated useful lives of our assets, typically ranging from three to five years. Leasehold improvements are depreciated using the straight-line method over the shorter of the useful life or the remainder of the lease term.

Goodwill and Other Intangible Assets

Intangible assets consist of brand names, agency relationships, non-competition agreements and goodwill. Goodwill represents the excess cost over the fair value of identifiable net assets acquired. Goodwill and indefinite

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

life intangible assets are not amortized but are subject to periodic impairment testing. Finite life intangible assets are amortized on a prorata basis over their expected useful lives, ranging from two to twenty years (Note 9).

Losses and Loss Adjustment Expenses

We maintain reserves in the amount of the estimated ultimate liability for unpaid losses and loss adjustment expenses related to incurred claims and our estimate of unreported claims. Our estimation of the ultimate liability for unpaid losses and loss adjustment expenses is based on projections developed by our actuaries using analytical methodology commonly used in the property-casualty insurance industry. Our liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based on: (1) the accumulation of estimates of individual claims for losses reported prior to the close of the accounting period; (2) estimates received from ceding companies, reinsurers and insurance pools and associations; (3) estimates of unreported losses based on past experience; (4) estimates based on past experience of expenses for investigating and adjusting claims; and (5) estimates of subrogation and salvage collections. We periodically adjust our losses and loss adjustment expense reserves for changes in product mix, underwriting standards, loss cost trends and other factors. Our losses and loss adjustment expense reserves may also be impacted by factors such as the rate of inflation, claims settlement patterns, litigation and legislative activities. Unpaid losses and loss adjustment expenses have not been reduced for reinsurance recoverable. Changes in estimates of our liabilities for unpaid losses and loss adjustment expenses are reflected in our consolidated statement of operations in the period in which determined. Ultimately, our actual losses and loss adjustment expenses may differ materially from the estimates we have recorded.

Amounts Due Reinsurers

We collect premiums from insureds and after deducting our authorized commissions, we remit these premiums to the appropriate insurance and reinsurance companies. Our obligation to remit these premiums is recorded as amounts due reinsurers in our consolidated balance sheet.

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

Income Taxes

Effective July 9, 2004, the date of our initial public offering, we terminated our tax allocation agreement with VIG and have filed separate federal income tax returns from that date forward. Prior to July 9, 2004, we were included in the consolidated income tax return with VIG with our provision for income taxes having been recorded as if we filed a separate federal income tax return. Deferred federal income taxes reflect the future tax differences between the tax basis of assets and liabilities and amounts recorded for financial reporting purposes. Recorded amounts will be adjusted to reflect changes in income tax rates for the period in which the change is enacted.

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Profit sharing commissions, which enable us to collect commission income and fees in excess of provisional commissions, are recorded when we conclude it is probable that estimates of loss ratios will be below the levels stated in our agency contracts.

Fee Income — Fee income includes policy origination fees, agency and installment fees to compensate us for the costs of providing installment payment plans, as well as late payment, policy cancellation, policy rewrite and reinstatement fees. We recognize policy origination fees over the premium earning period of the underlying policies and recognize all other fees on a collected basis.

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

Accounting and Reporting for Reinsurance.  Pursuant to SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, we are required to review the contractual terms of all our reinsurance purchases to ensure compliance with that statement. The statement establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. For all reinsurance transactions, immediate recognition of gains is precluded unless our liability to our policyholders is extinguished. SFAS No. 113 also requires us to disclose the nature, purpose and effect of reinsurance transactions, including the premium amounts associated with reinsurance assumed and ceded. It also requires disclosure of concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed generally do not meet the conditions for reinsurance accounting and must be accounted for as deposits according to the guidelines of SOP 98-7, Deposit Accounting for Insurance and Reinsurance Contracts that do not Transfer Insurance Risk. Under Deposit Accounting, excess deposit liabilities are recorded as income based on a percentage of actual paid losses, if the estimated deposit liabilities are less than the recorded deposit liabilities. We believe we have properly accounted for all of our reinsurance contracts (Note 6).

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Lease Expense

For long-term real estate leases, we estimate future rate increases to compute a straight-line monthly expense over the term of the lease.

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

Stock Based Compensation

We adopted SFAS 123R on January 1, 2006 using the modified prospective method and, accordingly, prior periods have not been restated because of the adoption. We recognize stock-based payment expense using the straight-line method. For the year ended December 31, 2006, we have recognized approximately $595,000 before income taxes ($468,000 after income taxes) in stock-based payment expense under the requirements of SFAS 123R (Note 18).

As permitted by SFAS 123, until December 31, 2005, we accounted for stock-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost on grants of employee stock options. Had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described below.

The following table illustrates the effect on our net income and net income per share if we had applied SFAS 123 to stock-based compensation for the years ended December 31, 2005 and 2004 (dollars in thousands, except per share amounts):

	2005	2004

Net income, as reported	$18,305	$24,433
Add: stock-based employee compensation expense included in reported net income, net of related income taxes	—	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(1,197)	(334)

Net income, pro forma	$17,108	$24,099

Basic earnings per share — as reported	$1.16	$1.74
Basic earnings per share — pro forma	$1.08	$1.72
Diluted earnings per share — as reported	$1.14	$1.72
Diluted earnings per share — pro forma	$1.07	$1.70

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Supplemental Cash Flow Information

During the first quarter of 2004, we received $35.6 million in fixed income securities from VIG in lieu of cash, to settle the collection of premiums and fees, receivables from reinsurers, exchange of other invested assets, and miscellaneous intercompany balances.

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

We paid (recovered) the following amounts for the years ended December 31(dollars in thousands):

	2006	2005	2004

Income taxes paid (recovered)	$(3,424)	$17,042	$21,197
Interest expense paid	$4,342	$3,491	$526

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

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Recently Issued Accounting Standards

In November 2005, the FASB issued Staff Position (FSP) FAS 115-1 and FAS 124-1, which nullifies certain provisions of EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and completely supersedes EITF Topic D-44, Recognition of Other Than Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, addresses (1) determining when an investment should be considered impaired, (2) determining whether an impairment should be deemed other than temporary, and (3) measuring impairment loss. Combined FSP Nos. FAS 115-1 and FAS 124-1 were applied to the realignment of a portion of our investment portfolio as discussed in Note 3 to our consolidated financial statements.

In July 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (’FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as providing guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier application permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. We have evaluated the requirements of FIN 48 and expect that the adoption of FIN 48 will have no material impact on our future financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for the fiscal year, including financial statements for an interim period within that fiscal year. We have not evaluated the requirements of SFAS 157 and have not yet determined if SFAS 157 will have a material impact on our future financial statements.

In February 2007, the FASB issued Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which includes an amendment to FASB No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement applies to all entities and most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FAS 115 applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption). We have not evaluated the requirements of SFAS 159 and have not yet determined if SFAS 159 will have a material impact on our future financial statements.

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2006
Fixed maturities
U.S. Government and agencies	$5,689	$17	$(84)	$5,622
Municipal	205,570	5	(430)	205,145
Corporate and other	9,390	—	(197)	9,193

Total	$220,649	$22	$(711)	$219,960

2005
Fixed maturities
U.S. Government and agencies	$5,387	$1	$(151)	$5,237
Mortgage backed	13,171	—	—	13,171
Municipal	168,738	97	(460)	168,375
Corporate and other	23,791	—	(301)	23,490

Total	$211,087	$98	$(912)	$210,273

As of December 31, 2005, the $210.3 million in fixed maturities includes $135.2 million in securities that had been identified by the investment committee of the board of directors as securities to be sold. The $135.2 million reflects the fair market value of such securities after $1.7 million in losses were recognized in December 2005.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. Our amortized cost and estimated fair value of fixed income securities at December 31, 2006 by contractual maturity are as follows (dollars in thousands):

	Amortized
	Cost	Fair Value

Securities — to be retained
Due in one year or less	$35,444	$35,191
Due after one year through five years	91,707	91,288
Due after five years through ten years	1,105	1,104
Due after ten years	92,393	92,377

Total securities — To be retained	$220,649	$219,960

As of December 31, 2006, we own approximately $16.0 million of pre-refunded municipal bonds. These pre-refunded municipal bonds have contractual maturities in excess of ten years. However, due to pre-refunding, these

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

securities will be called by the issuer generally within three years or less. Pre-refunded municipal bonds are created when municipalities issue new debt to refinance debt issued when interest rates were higher. Once the refinancing is completed the issuer uses the proceeds to purchase U.S. Treasury securities and places these securities in an escrow account. These proceeds are then used to pay interest and principal on the original debt until the bond is called.

Major categories of net investment income for the years ended December 31 are summarized as follows (dollars in thousands):

	2006	2005	2004

Fixed maturities	$7,610	$5,406	$2,251
Short term investments	944	296	82
Other investments	—	—	1
Cash and cash equivalents	450	275	157

	9,004	5,977	2,491
Less: Investment expense	(175)	(247)	(164)

Net investment income	$8,829	$5,730	$2,327

Proceeds from sales, maturities, and principal receipts of bonds were $398.1 million, $7.8 million, and $20.6 million for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Gross realized gains and losses on investments for the years ended December 31 are summarized as follows (dollars in thousands):

	Gross	Gross
	Gains	Losses	Total

2006	$73	$(463)	$(390)

2005	$—	$(1,678)	$(1,678)

2004	$75	$(70)	$5

If a decline in the fair market value of investments is determined to be other than temporary, the investment is written down to fair value and the amount of the write-down is accounted for as a realized loss.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. On a quarterly basis, we consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider potential adverse conditions related to the financial health of the issuer based on rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Our portfolio contains only highly rated fixed income securities. For fixed income securities with unrealized losses due to market conditions, we have the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity. No single issue carries an unrealized loss in excess of $40,000 or more than 3% of cost. Management does not believe

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of December 31, 2006.

The following table shows our investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005 (dollars in thousands):

	Year Ended December 31, 2006
	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

U.S. Government and agencies	$(1)	$323	$(83)	$3,959	$(84)	$4,282
Municipal	(219)	81,054	(211)	33,183	(430)	114,237
Corporate and other	(51)	3,042	(146)	6,151	(197)	9,193

Total investments	$(271)	$84,419	$(440)	$43,293	$(711)	$127,712

	Year Ended December 31, 2005
	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

U.S. Government and agencies	$—	$—	$(151)	$5,185	$(151)	$5,185
Municipal	(362)	47,058	(98)	10,448	(460)	57,506
Corporate and other	—	—	(301)	11,858	(301)	11,858

Total investments	$(362)	$47,058	$(550)	$27,491	$(912)	$74,549

At December 31, 2006 and 2005, investments in fixed maturity securities with an approximate carrying value of $52.7 million and $54.3 million, respectively, were on deposit with regulatory authorities as required by insurance regulations.

4.	Income Taxes

Effective July 9, 2004, the date of our initial public offering, we terminated our tax allocation agreement with VIG and began filing separate federal income tax returns on a go forward basis. Prior to July 9, 2004, we were included in a consolidated income tax return filed by VIG. Under the tax allocation agreement with VIG, a company with taxable income pays tax equal to an amount that would have been paid had the company filed a separate return. A company with a taxable loss is paid a tax benefit currently to the extent that affiliated companies within the consolidated group utilizes that loss.

The provision for income taxes for the years ended December 31 consists of the following (dollars in thousands):

	2006	2005	2004

Current tax expense (benefit)	$(3,281)	$7,479	$23,037
Deferred tax expense (benefit)	5,942	2,288	(7,718)

Total income tax expense	$2,661	$9,767	$15,319

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Our effective tax rate differs from the statutory rate of 35% for the years ended December 31 as follows (dollars in thousands):

	2006	2005	2004

Statutory federal income tax rate	$4,342	$10,060	$14,514
Increases (reductions) in tax resulting from:
Tax exempt interest	(1,983)	(1,118)	(346)
State income tax	183	779	1,444
Other	119	46	(293)

	$2,661	$9,767	$15,319

Tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are as follows (dollars in thousands):

	2006	2005

Deferred Tax Assets:
Unearned and advance premiums	$6,363	$6,595
Net operating loss carryforward	5,470	6,529
Discounted unpaid losses	3,073	2,194
Deferred revenue	2,779	8,755
Bad debt	2,525	—
Capital loss — carryforward	725	—
Fixed assets	500	1,695
Claim reserves	226	461
Unrealized losses	241	285
Other	2,376	1,948

Total deferred tax assets	24,278	28,462

Deferred Tax Liabilities:
Deferred acquisition costs	8,353	8,559
Goodwill	6,319	4,975
Other	1	62

Total deferred tax liabilities	14,673	13,596

Deferred tax asset, net, before valuation allowance	9,605	14,866

Valuation allowance	725	—

Deferred tax asset, net	$8,880	$14,866

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

As of December 31, 2006, we have available for income tax purposes approximately $15.6 million in federal net operating loss carryforwards (“NOLs”), which may be used to offset future taxable income.

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

We initially recorded a valuation allowance of $7.1 million for NOLs that were generated prior to the acquisition of a greater than 50% voting interest in our company, as these NOLs are subject to a number of acquisition related limitations. The NOLs generated prior to December 2000 are subject to annual limitation prescribed by the Internal Revenue Code Section 382 and losses generated prior to December 2001 are subject to separate return year (“SRLY”) limitations. We established a valuation allowance for the full amount of these NOLs as part of VIG’s purchase accounting of greater than 50% voting interest in our company as VIG determined they would not be able to realize these NOLs. Our separation from VIG has allowed us to evaluate these NOLs based on our expected taxable income and if we believe we will generate taxable income in future years to utilize these NOLs, the reversal of the valuation allowance and applicable tax benefits will reduce our goodwill balance related to the VIG acquisition. We were able to complete our evaluation of these NOLs in the fourth quarter of 2005 and determined that our beginning NOL balance was incorrectly calculated by VIG by approximately $3.1 million due to incorrect assumptions regarding tax utilization limitations. The additional NOL increased our NOL carryforward and valuation allowance to approximately $10.2 million. In addition, during our review, we further determined that we will generate taxable income in future years to utilize our NOLs and reversed our valuation allowance and reduced our goodwill balance related to the VIG acquisition in the amount of $10.2 million, the total value of our NOLs as determined by our analysis.

Our loss carryforwards expire as follows (dollars in thousands):

2019	$7,444
2020	5,952
2021	90
2022	3
2023	2,140

$15,629

At December 31, 2006, we have available approximately $2.1 million capital loss carryforward resulting primarily from sales of securities executed in 2006 to realign a portion of our investment portfolio to better align our portfolio with our historical claims life. This capital loss carryforward, which may be carried forward for five years, may only be used to offset future realized capital gains. We recorded a valuation allowance of $725,000 for the full amount of the deferred tax asset resulting from this capital loss carryforward. We believe the available objective evidence, principally the capital loss carryforward being utilizable to offset only future capital gains, our current investment strategy, and a lack of significant historical realized capital gains, creates sufficient uncertainty regarding the realizability of its capital loss carryforward. As a result, it is more likely than not, that substantially all of the capital loss carryforward is not realizable.

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Purchase Acquisitions

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

The $4.4 million of other intangible assets acquired was allocated to brand name, which is not subject to amortization.

On July 19, 2005, we acquired the assets of IPA, an underwriting agency with operations in Michigan. IPA generates approximately $20.0 million in premiums annually. We paid $600,000 at closing to the owners of IPA, assumed certain liabilities for processing of claims and providing of customer service from existing business, and may pay up to an additional $1.3 million if certain performance criteria are met. During 2005 and 2006, we paid $246,000 and $502,400, respectively, of the $1.3 million to the previous owners of IPA for meeting certain performance criteria.

On March 14, 2006, we completed the acquisition of the 27% minority ownership interest of Space Coast Holdings, Inc. We paid approximately $3.2 million to the minority owners and recorded $3.2 million in goodwill. Consequently, our current ownership interest in Space Coast is 100%.

For the year ended December 31, 2006, we have paid $1.1 million in contingent purchase price adjustments related to prior acquisitions, $225,000 for the acquisition of two retail stores and $63,800 for the purchase of a franchise.

6.	Reinsurance

Current Reinsurance Status

As of December 31, 2005, AIC had two quota share reinsurance agreements in place for active programs where the cession ranged from 25% to 100%. In Florida, our underwriting agency, Space Coast Underwriters, produces business on behalf of AIC, and 25% of the business is ceded to FolksAmerica. In Georgia, AIC serves as direct front for an unaffiliated underwriting agency to which 100% of the business is ceded to their insurance company.

Effective May 1, 2006, our quota-share reinsurance agreement with FolksAmerica where we ceded 25% of business produced by Space Coast, our Florida underwriting agency was terminated.

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Historical Background

VIG transferred our insurance company subsidiaries to us on December 31, 2003. Before this time, these insurance companies had ceded 100% of the business that they wrote to VFIC as part of an intercompany reinsurance agreement. In connection with a reinsurance restructuring agreement, VFIC retained all liability with respect to any losses and allocated loss adjustment expenses occurring on or prior to December 31, 2003 on policies issued by our insurance companies, and retained all corresponding losses and loss adjustment expense reserves as of December 31, 2003. As a result, as of December 31, 2003, our insurance companies had no net loss or loss adjustment expense reserves. In connection with the acquisition of our insurance companies from VIG, this reinsurance agreement was terminated as of December 31, 2003, and our insurance companies began accruing losses and loss adjustment expenses, subject only to third-party reinsurance arrangements, for reported and incurred but not reported losses for insurance policies issued or assumed by our insurance companies after December 31, 2003. Therefore, due to the termination of this 100% reinsurance agreement as of December 31, 2003, our insurance companies have recorded losses and loss adjustment expenses in their respective statements of operations beginning January 1, 2004. Although VFIC remains liable as a reinsurer for all of our insurance companies’ losses and loss adjustment expenses associated with these policies occurring on or prior to December 31, 2003, we are subject to primary liability with respect to these policies. Consequently, we face exposure to credit risk with respect to VFIC’s ability to satisfy its obligations to us.

As of December 31, 2005, we separately included $7.2 million in other assets that was related to a receivable due from VIG as part of the transfer of the insurance companies to us at December 31, 2003. The $7.2 million was not included in the gross recoverable at December 31, 2005. We continue to believe that this receivable is due from VIG and have instituted appropriate legal proceedings to recover the full amount thereof. However, a loss for $7.2 million was included in selling, general and administrative expenses in the fourth quarter of 2006 when we set up a reserve equal to the full amount of the receivable. We established this reserve due to our uncertainty as to the collectibility of the receivable in light of the significant amount of claims made against VIG and VFIC as of December 31, 2006 in their bankruptcy and liquidation proceeding, respectively, and our creditor status in those proceedings.

In June, 2006, the Texas Department of Insurance placed VFIC, along with several of its affiliates, into rehabilitation and subsequently into liquidation. Due to VFIC’s liquidation status, AIC is working through certain procedures to effect its right to withdraw funds from the VFIC Trust. AIC has been working with the Special Deputy Receiver (the “SDR”) and his staff on this matter since VFIC was placed into liquidation. To date, the SDR has not taken issue with the validity of the VFIC Trust; however, we currently are negotiating with the SDR the manner in which the funds will be withdrawn from the VFIC Trust, which must then be approved by the Special Master of the Receivership Court. We have $23.1 million currently in a trust account to collateralize the $20.2 million gross recoverable from VFIC.

The effect of reinsurance on premiums written and earned is as follows (dollars in thousands):

	2006		2005		2004
	Written	Earned	Written	Earned	Written	Earned

Direct	$201,132	$190,251	$173,776	$175,646	$182,562	$155,989
Assumed — affiliate	—	—	27,436	33,846	73,732	87,069
Assumed — non affiliate	85,048	101,148	119,992	105,063	25,431	18,776
Ceded — affiliate	—	—	(239)	(687)	80	(14,509)
Ceded — non affiliate	(1,373)	(3,289)	(5,467)	(16,069)	(66,549)	(52,984)

Total	$284,807	$288,110	$315,498	$297,799	$215,256	$194,341

We are continuing to transition the non-standard personal automobile business written on all VIG insurance company subsidiaries to AIC and Insura. During this transitional period AIC or Insura will reinsure the new and

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

renewal policies written by the VIG insurance company subsidiaries through a 100% quota share reinsurance agreement, whereby AIC will assume 100% of the underwriting results of the VIG insurance subsidiaries related to non-standard personal automobile polices produced by our underwriting agencies.

The amounts included in our balance sheets for the unpaid losses and loss adjustment expenses and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations at December 31 are as follows (dollars in thousands):

	2006	2005

Unpaid loss and loss adjustment expense	$21,590	$19,169
Unearned premiums	1,221	3,137

Total	$22,811	$22,306

For the year ended December 31, 2006, we have ceded $5.9 million of paid losses and $6.8 million of incurred losses and loss adjustment expense to various reinsurers. For the year ended December 31, 2005, we ceded $29.2 million of paid losses and $6.1 million of incurred losses and loss adjustment expense to various reinsurers. These amounts are included as loss and loss adjustment expenses in our statements of operations for the years ended December 31, 2006 and 2005.

At December 31, 2006, $18.4 million was included in reserves for losses and loss adjustment expenses that reflect the amounts owed from AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian. AIC established the AFIC Trust to collateralize this payable, which currently holds $23.054 million in securities (the “AFIC Trust”). The AFIC Trust has not been drawn upon the SDR in Texas or the SDR in Hawaii. The SDRs will likely negotiate similar terms for withdrawal of funds from the AFIC trust as those agreed to in regards to the VFIC Trust.

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

All of our quota share reinsurance agreements contain provisions for sliding scale commissions, under which the commission paid to us varies with the loss ratio results under each contract. The effect of this feature in the quota share reinsurance agreements is to limit the reinsurer’s aggregate exposure to loss and thereby reduce the ultimate cost to us as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by us. Before entering into these reinsurance agreements, and based on our prior operating history, we concluded that each agreement met the risk transfer test of SFAS No. 113 (“SFAS 113”), Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts as the reinsurers assume significant risk and have a reasonable possibility of significant loss.

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

We have ceded premium to the Michigan Catastrophic Claims Association (“MCCA”), a mandatory facility in that state. In 2006, we ceded $1.8 million in written premiums and $735,000 in earned premium to MCCA.

AIC is a party to a 100% quota share reinsurance agreement with Hawaiian, which is ultimately a wholly-owned subsidiary of VIG. On November 4, 2004, Hawaiian was named among a group of four other named defendants and twenty unnamed defendants in a complaint filed in the Superior Court of the State of California for the County of Los Angeles alleging causes of action as follows: enforcement of coverage under Hawaiian’s policy of an underlying default judgment plaintiff obtained against Hawaiian’s former insured, who was denied a defense in the underlying lawsuit due to his failure to timely pay the Hawaiian policy premium; ratification and waiver of policy lapse and declaratory relief against Hawaiian; breach of implied covenant of good faith and fair dealing against Hawaiian with the plaintiff as the assignee of the insured; intentional misconduct as to the defendant SCJ ; and professional negligence as to the defendants Prompt Insurance Services, Paul Ruelas, and Anthony David Medina. SCJ, Prompt Insurance Services, Paul Ruelas, and Anthony David Medina are not affiliated with AIC. The plaintiff sought to enforce an underlying default judgment obtained against Hawaiian’s insured on September 24, 2004 in the amount of $35,000,643 and additional bad faith damages including punitive damages in the amount of $35.0 million. AIC, as a party to a 100% quota share reinsurance agreement, is sharing in the defense of this matter.

On August 8, 2005, we were served a copy of plaintiff’s Second Amended Complaint, which added a cause of action for fraud and deceit against all defendants, and a cause of action for negligent misrepresentation against Hawaiian and SCJ.

On January 31, 2006, Judge Bigelow absolved Hawaiian and SCJ of all counts plaintiff filed against them in this litigation on the trial court level by virtue of court order on motions for summary judgment that were submitted by both Hawaiian and SCJ. A partial dismissal without prejudice was entered as to defendant Paul Ruelas. Plaintiff filed a notice of appeal on April 18, 2006. On September 22, 2006, Hawaiian moved to stay appellate proceedings pursuant to an Order of Liquidation entered on August 21, 2006, in the Circuit Court for the State of Hawaii. Hawaiian and the other defendants thereto believe plaintiff’s allegations in this lawsuit are without merit and will continue to vigorously contest the claims brought by the plaintiff, and intend to exercise all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain.

On October 2, 2006, The Court of Appeal of the State of California, Second Appellate District, Division Five, granted the stay order requested by Hawaiian, which effectively stayed the entire litigation proceeding. On December 11, 2006, the court modified its October 2, 2006 stay order by lifting it as to SCJ, causing the suit to proceed with SCJ as the sole defendant. Hawaiian filed a status update with the court on March 7, 2007 indicating that the liquidation proceeding for Hawaiian remains pending and that the August 21, 2006 Order of Liquidation entered by the Circuit Court of the State of Hawaii remains in full force and effect.

Effective August 1, 2005, we entered into novation agreements with several unaffiliated reinsurers who participated in a quota share reinsurance agreement in which we also participated. Pursuant to these agreements, we were substituted in place of these reinsurers assuming all rights, interests, liabilities and obligations related to the original quota share reinsurance agreement. As a result of these novation agreements, our participation in the original reinsurance agreement increased from 5% to 100% effective August 1, 2005. In consideration for our assumption of their liabilities, these reinsurers agreed to pay us an amount equal to their share of the liabilities under the original quota share agreement as of July 31, 2005. We received cash in the amount of $14.2 million in relation to this novation. The terms of this reinsurance agreement did not meet the risk transfer requirements according to FAS 113; therefore, this contract was accounted for as deposits according to the guidelines of SOP 98-7, “Deposit Accounting for Insurance and Reinsurance Contracts that do not Transfer Insurance Risk”. Under deposit accounting, the deposit liability should be adjusted based on the adjusted amount and timing of the cash flows. Changes in the carrying amount of the deposit liability should be reported as income or expense as appropriate. For the years ended December 31, 2006 and 2005, we have recognized $683,000 and $476,700, respectively, in income related to this novation. As of December 31, 2006, $635,000 is included in deferred revenue.

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Effective October 1, 2005, we entered into commutation agreements with several unaffiliated reinsurers who participated in a quota share reinsurance agreement in which we were the direct writer. Pursuant to these agreements, we were substituted in place of these reinsurers assuming all rights, interests, liabilities and obligations related to the original quota share reinsurance agreement. In consideration for our assumption of their liabilities, these reinsurers agreed to pay us an amount equal to their share of the liabilities under the original quota share agreement as of September 30, 2005. As of December 31, 2005, we had received $4.5 million in relation to this commutation.

7.	Losses and Loss Adjustment Expenses

VIG transferred our insurance company subsidiaries to us on December 31, 2003. Before this time, these insurance companies had ceded 100% of the business that they wrote to VFIC as part of an intercompany reinsurance agreement. In connection with a reinsurance restructuring agreement, VFIC retained all liability with respect to any losses and allocated loss adjustment expenses occurring on or prior to December 31, 2003 on policies issued by our insurance companies, and retained all corresponding losses and loss adjustment expense reserves as of December 31, 2003. As a result, as of December 31, 2003, our insurance companies had no net loss or loss adjustment expense reserves. In connection with the acquisition of our insurance companies from VIG, this reinsurance agreement was terminated as of December 31, 2003, and our insurance companies began accruing losses and loss adjustment expenses, subject only to third-party reinsurance arrangements, for reported and incurred but not reported losses for insurance policies issued or assumed by our insurance companies after December 31, 2003.

The following table provides a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses, presented in conformity with generally accepted accounting principles, or GAAP, for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Balance at the beginning of the period	$142,977	$98,863	$58,507
Less: Reinsurance recoverable	19,169	43,363	58,507
Less: Deposits	7,699	—	—

Net balance as of the beginning of the period	116,109	55,500	—
Incurred related to:
Current year	190,580	199,953	128,969
Prior years	(5,234)	(8,745)	—
Paid related to:
Current year	100,320	113,203	73,469
Prior years	62,714	17,396	—

Net balance as of the end of the period	138,421	116,109	55,500
Plus: Reinsurance recoverable	21,590	19,169	43,363
Plus: Deposits	2,558	7,699	—

Balance at the end of the period including deposits	$162,569	$142,977	$98,863

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

We had favorable reserve development relating to prior year losses of $5.2 million in 2006 and $8.7 million in 2005. These reserve redundancies resulted from decreased estimates of the ultimate liability for losses and related loss adjustment expense for claims reported in previous periods.

In the fourth quarter of 2006, management determined that a reclassification would provide improved presentation for the liability for reserves for loss adjustment expenses that had previously been classified as deferred revenue liability. We reduced our consolidated deferred revenue liability for the year ended December 31, 2005 while increasing our reserve for losses, loss adjustment expenses and deposits. This reclassification resulted in an adjustment to our statements of cash flows for the years ended December 31, 2005 and 2004. However, the reclassification does not affect “net cash provided by operating activities” because the reclassification was between two components of “net cash provided by operating activities”. The reclassification as of December 31, 2005 and December 31, 2004 was $16.0 million and $5.8 million, respectively and has been reflected in the table above.

Our recorded loss, loss adjustment expense reserves and deposit liabilities of $162.6 million on a gross basis and $138.4 million on a net basis are our best estimates as of December 31, 2006.

8.	Policy Acquisition Expenses

Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to issuing a policy, are deferred and charged against income ratably over the terms of the related policies.

Our components of deferred policy acquisition costs and the related policy acquisition expenses amortized to expense for our insurance companies at December 31, 2006 and December 31, 2005 are as follows (dollars in thousands):

	Twelve Months Ended
	December 31,
	2006	2005

Beginning deferred acquisition costs (“DAC”)	$24,453	$19,118
Additions	73,224	80,491
Amortization of DAC	(73,812)	(75,156)

Ending deferred acquisition costs	$23,865	$24,453

9.	Goodwill and Other Intangible Assets

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

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

(3) our financial forecast for the unit; (4) information regarding publicly available financial terms of recent transactions in the industry; and (5) other publicly available information. We perform an impairment test annually as of September 30. The test performed as of September 30, 2006 indicated there was no goodwill impairment.

As of December 31, 2006, our financial statements include $65.3 million of goodwill, $14.7 million of indefinite life intangible assets and $3.4 million of intangible assets having estimated lives of between two and 20 years and a weighted average life remaining of approximately 12 years. We expect $46.7 million of our goodwill and other intangible assets to be fully deductible for tax purposes.

Other intangible assets at December 31, 2006, 2005 and 2004 are as follows (dollars in thousands):

	2006		2005		2004
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Non-compete agreements	$4,354	$(3,591)	$4,354	$(2,313)	$2,585	$(1,593)
Agency relationships	3,484	(798)	3,484	(624)	3,120	(457)
Non-amortizable intangible assets:
Brand name	14,706	—	14,706	—	14,706	—

	$22,544	$(4,389)	$22,544	$(2,937)	$20,411	$(2,050)

Amortization expense was $1.5 million, $887,000, and $738,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table represents our anticipated intangible amortization over the next five years, assuming no future acquisitions, (dollars in thousands):

	2007	2008	2009	2010	2011

Total	$937	$174	$174	$174	$174

The changes in the carrying amount of goodwill as of December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005 are as follows (dollars in thousands):

Balance, December 31, 2004	$67,430
Goodwill acquired	3,427
Other adjustments	(9,848)

Balance, December 31, 2005	61,009
Goodwill acquired	3,571
Other adjustments	708

Balance, December 31, 2006	$65,288

As of December 31, 2006, other adjustments to goodwill are for contingent purchase consideration on certain acquisitions.

As of December 31, 2005, other adjustments to goodwill included the valuation allowance for NOLs of $10.2 million offset by changes to the contingent purchase consideration on certain acquisitions and final adjustments to purchase price allocations.

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation, and consists primarily of computer and telephone equipment, furniture and fixtures and leasehold improvements. Excluding leasehold improvements, depreciation is computed using the straight-line method over the estimated useful lives of the assets, typically ranging from three to five years. Leasehold improvements are depreciated over the shorter of the useful life or the remainder of the lease term.

A summary of property and equipment at December 31, 2006 and 2005 is as follows (dollars in thousands):

	2006	2005

Data processing equipment	$5,629	$4,431
Furniture and office equipment	3,106	2,916
Software	4,763	6,311
Leasehold improvements	3,282	2,861
Other	4,441	76

	21,221	16,595
Accumulated depreciation	(10,932)	(11,775)

Net property and equipment	$10,289	$4,820

Depreciation expense was $2.9 million, $3.3 million, and $3.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

For the year ended December 31, 2006 we recognized a realized loss on disposal of assets of $432,000 and recognized a realized gain of $13,000 for the year ended December 31, 2005.

During the fourth quarter of 2005, we determined that the outside vendor used to develop our new enterprise system had not met the terms of the development and license agreement and had breached the contract. We also determined that we would not be able to obtain any benefit from our investment in this project. We have since initiated litigation and are seeking relief to the full extent possible (See “Legal Proceedings” contained elsewhere in this report). As a result, the $2.4 million invested in this project was written down to zero in 2005.

11. Related Party Transactions

We have provided various services for VIG and its subsidiaries, including underwriting, premium processing, and claims processing. Accordingly, for the years ended December 31, the accompanying consolidated statements of operations reflect income from these services as follows (dollars in thousands):

	2006	2005	2004

Commission income	$—	$594	$5,703

As of August 30, 2005, we and our subsidiaries are no longer affiliated with VIG (See Note 1). As a result, there are no amounts related to contracts with VIG and its subsidiaries included in our consolidated balance sheet that would be considered related party.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of December 31, 2006, all such unaffiliated reinsurers had A.M. Best ratings of “A−” or better.

We lease six of our Insure One retail stores in Chicago, Illinois from ATR Investments, LLC or entities controlled by ATR Investments. The former president of our retail division, Alan T. Rasof, is the sole owner and manager of ATR Investments. These six leases have terms ranging from 3 to 4 years and expiration dates ranging

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

from 2007 to 2011. The leases relate to properties with square footage ranging from approximately 1,200 to 1,800 square feet and provide for monthly rental ranging from $2,400 to $4,750. The total rent due under the leases during their term is approximately $860,000. As of December 31, 2006, we have made rent payments to ATR Investments of approximately $137,000. In some instances, we also have engaged Captain Management Services, Ltd. to remodel our retail store locations. Captain Management is wholly owned by Mr. Rasof. For the year ended December 31, 2006, we paid Captain Management approximately $352,000 relating to remodeling and build out services performed for 15 of our retail locations in Illinois and Indiana. We were party to a consulting agreement with ATR Investments from June 1, 2006 through October 8, 2006 pursuant to which ATR Investments provided us with certain consulting services, including, without limitation, marketing, management and operational services relating to new and existing and competitor retail store locations and developing retail location site selection criteria. For the year ended December 31, 2006, we paid ATR Investments and Captain Management Services an aggregate amount of $135,000 for consulting services. On March 6, 2007, we announced the resignation of Mr. Rasof.

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

Any failure by one of our insurance company subsidiaries to meet the applicable risk-based capital or minimum statutory capital requirements imposed by the laws of Illinois or other states where we do business could subject it to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do. As of December 31, 2006 each of our insurance company subsidiaries maintained a risk-based capital level in excess of an amount that would require any corrective actions on our part.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding December 31 or the insurance company’s net income for the 12-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurance company’s remaining surplus after payment of a dividend or other distribution to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. In 2007, our insurance companies may pay up to $11.1 million in ordinary dividends

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

to us without prior regulatory approval. However, the maximum dividend capacity is not immediately available in 2007 due to the dividend payment of $11.5 million by our insurance company subsidiaries in December 2006.

13.	Notes Payable

On December 31, 2004, our newly formed trust subsidiary, Affirmative Insurance Holdings Statutory Trust I (“Trust Subsidiary I”), completed a private placement of $30.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from Trust Subsidiary I and contributed $29.0 million to AIC’s policyholders’ surplus. The trust preferred securities, which can be redeemed in whole or in part by the issuer after five years, bears an initial interest rate of 7.545 percent until December 15, 2009, at which time the securities will adjust quarterly to the 90-day LIBOR rate plus 3.6 percentage points. As of December 31, 2006 the note balance was $30.9 million.

On June 1, 2005, our newly formed trust subsidiary, Affirmative Insurance Holdings Statutory Trust II (“Trust Subsidiary II”), completed a private placement of $25.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $25.0 million from Trust Subsidiary II and the net proceeds from this borrowing, along with cash from operations, were used to purchase the 2.0 million shares of our common stock as discussed in Note 16. The trust preferred securities, which can be redeemed in whole or in part by the issuer after five years, bear an initial interest rate of 7.792% until June 15, 2010, at which time they will adjust quarterly to the 90-day LIBOR rate plus 355 basis points. As of December 31, 2006 the note balance was $25.8 million.

14.	Commitments and Contingent Liabilities

Employee agreements.  We have entered into employment agreements with our key executive officers, Kevin R. Callahan, Chief Executive Officer, Mark E. Pape, Executive Vice President and Chief Financial Officer; M. Sean McPadden, Executive Vice President and Robert A. Bondi, Executive Vice President and Chief Operating Officer. These agreements grant these individuals the right to receive certain benefits, including base salary, should the executives be terminated other than for cause.

Service agreements.  On October 16, 2006, we entered into a master services agreement with Accenture LLP under which we will outsource substantially all of our IT operations to Accenture, including our data center, field support and application management. The initial term of the agreement is ten years, although it may be terminated for convenience by us at any time upon six month’s notice after the first two years, subject to the payment of certain stranded costs and other termination fees.

Operating leases.  As of the year ended December 31, 2006, we leased an aggregate of approximately 543,851 square feet of office space for our agencies, insurance companies and retail stores in various locations throughout the United States.

The office space of approximately 543,851 square feet includes a new lease that was entered into in 2006 for approximately 56,875 square feet of office space in Burr Ridge, Illinois. We officially occupied the office space on January 1, 2007, while simultaneously moving from our Bedford Park, Illinois location where we leased approximately 96,722 square feet of office space. The lease for the office space in Bedford Park was terminated on December 31, 2006.

The following table identifies our contractual obligations by payment due period as of December 31, 2006 (dollars in thousands):

	2007	2008	2009	2010	2011	2012+	Total

Consideration due for acquisitions(1)	$1,023	$—	$—	$—	$—	$—	$1,023
Operating leases(2)	8,245	6,806	5,754	3,246	2,108	9,400	35,560
Notes payable	—	—	—	—	—	56,702	56,702

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

	2007	2008	2009	2010	2011	2012+	Total

Interest on notes payable	4,212	4,212	4,212	4,212	4,212	92,333	113,393
Reserves for loss and loss adjustment expense(3)	101,438	35,706	13,991	6,696	3,595	1,143	162,569

Total	$114,918	$46,724	$23,957	$14,154	$9,915	$159,578	$369,247

(1)	Consists primarily of payments due in 2006 related to the asset purchase of InsureOne Independent Agency, LLC and Fed USA.

(2)	Consists primarily of rental obligations under real estate leases related to our retail operations and our corporate offices.

(3)	The payout pattern for reserves for losses and loss adjustment expenses are based upon historical payment patterns and do not represent actual contractual obligations. The timing and amount ultimately paid can and will vary from these estimates.

Legal proceedings.  We and our subsidiaries are named from time to time as defendants in various legal actions arising in the ordinary course of our business and arising out of or related to claims made in connection with our insurance policies, claims handling and employment related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations, however, the ultimate outcome of these matters is uncertain.

In December 2003, InsureOne Independent Agency, LLC (“InsureOne”), American Agencies General Agency, Inc. and Affirmative Insurance Holdings, Inc. (collectively “Affirmative”) brought action in the Circuit Court of Cook County, Illinois to enforce non-compete and non-solicitation agreements entered into with James Hallberg, the former president of InsureOne, a wholly-owned subsidiary, and eight former employees of InsureOne and two of Hallberg’s family trusts. The court entered interim orders prohibiting all defendants, including Hallberg, from hiring any employees of InsureOne or of plaintiffs’ other underwriting agencies. On November 9, 2005 upon the close of Affirmative’s case, the court ruled that the following counts from our 5th Amended Verified Complaint would remain in the case to be considered until the close of trial: 1) breach of contract by James P. Hallberg; 2) breach of contract by James P. Hallberg Gift Trust and Patricia L. Hallberg Gift Trust; and 3) breach of contract by William Hallberg. James Hallberg’s currently pending counterclaims include breach of contract, fraud, and breach of fiduciary duty. The Hallberg family gift trusts have also asserted a single counterclaim that alleges fraud and breach of fiduciary duty in relation to the purchase of that same 20% minority interest in InsureOne in 2003. We are seeking between $15 and $23 million in damages for lost profits and diminution in value. James Hallberg and the Hallberg family gift trust are seeking combined damages of at least $4,530,482. The trial and post-trial briefing of this matter are complete. The court is expected to render judgment in the case in the first half of 2007.

Affirmative Insurance Holdings, Inc. and Affirmative Property Holdings, Inc. brought action against Business Risk Technology, Inc. and Steven M. Repetti (“BRT”) in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida on January 6, 2006 for fraudulent inducement, breach of contract, breach of the covenant of good faith and fair dealing, and for declaratory and supplemental relief arising from the defendant’s wrongful conduct and contractual breaches. The details of such allegations are set forth in the petition. This action involves our enforcement of certain rights under a software license agreement we entered with BRT wherein BRT agreed to develop and provide us with a complete, turnkey software system for use by our various affiliates. Among the requested relief, we are seeking declaratory relief, a return of confidential and proprietary information, monetary damages, attorneys’ fees, reasonable pre-judgment and post-judgment interest, and any other relief the court deems just. On April 27, 2006, BRT counterclaimed for breach of contract, unjust enrichment, fraud, unfair and deceptive trade practices and libel. Subsequently, the court dismissed the unfair and deceptive trade practices and libel claims without prejudice and provided BRT with leave to amend its complaint in ten (10) days; however, BRT did not

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

amend. The case is in discovery at this time. We are vigorously prosecuting the claims against the defendants and are exercising all available rights and remedies against them.

One of our insurance subsidiaries, AIC, was the subject of a purported class action in the Circuit Court of the 3rd Judicial Circuit, Madison County, Illinois in a second-amended complaint wherein Plaintiff alleged that AIC committed fraud and misrepresentation by 1) falsely stating “it would pay only a stated fee for a rental car when, in fact, it would pay more than the stated fee;” 2) falsely stating “that a car could be rented for this stated fee when, in fact, a car was not available for rental at this amount;” 3) falsely stating “the facts of the obligation of it and its insureds when one of its insureds was involved in an accident with a third-party such as plaintiff and the members of the Class in that it stated that its obligation with respect to a rental car was limited to the stated fee per day it said it would pay when, in fact, its insured might be liable for a greater amount;” and 4) falsely stating “that it would not pay an amount for rental that would allow Illinois consumers to rent a car of the same or similar kind and quality as that which was damaged, when, in fact, it sometimes did pay such an amount.” The plaintiff sought declaratory relief as to the underlying action, specific relief concerning the class action in the form of various court orders; reasonable attorneys’ fees, compensatory damages in an amount less than $75,000 per class member, and pre-judgment and post-judgment interest. The case concluded on December 18, 2006, when AIC obtained a motion for summary judgment in its favor on the grounds of mootness. Plaintiff did not appeal.

Affirmative Insurance Holdings, Inc. and Affirmative Insurance Company v. Nance, Meadows, Saeger, Wright and Does 1-10: Affirmative Insurance Holdings, Inc. and Affirmative Insurance Company (referred to herein collectively as “Affirmative”) brought action against certain officers and directors of Vesta Fire Insurance Corporation and its parents and/or subsidiaries, including, Hopson B. Nance, E. Murray Meadows, Paul H. Saeger, Jr., Fred H. Wright, and Does 1-10 in the United States District Court of the Northern District of Alabama, Southern Division, on December 28, 2006, for negligent misrepresentation, fraud, tortuous interference with contractual relations, breach of fiduciary duty, negligence and conversion. The details of such allegations are set forth in the petition. The case involves an action by Affirmative to recover $7.2 million of Affirmative’s funds used improperly by Defendants to satisfy a debt of one of Vesta Insurance Group, Inc.’s subsidiaries. Among the requested relief, Affirmative seeks judgment against the Defendants for $7.2 million, plus prejudgment interest and punitive damages. This matter subsequently was transferred to the U.S. Bankruptcy Court for the Northern District of Alabama for pre-trial proceedings in connection with the bankruptcy proceeding of Vesta Insurance Group, Inc. We are vigorously prosecuting the claims against the defendants and are exercising all available rights and remedies against them.

Assessments.  Recently, two of our owned underwriting agencies were subject to a routine sales and use tax audit conducted by the State of Texas. The examiner for the State of Texas has now completed his audit report and delivered an audit assessment to us. The examiner’s report asserts that, for the period from January 2002 to December 2005, we should have collected and remitted approximately $2.9 million in sales tax derived from claims services performed by our underwriting agencies for policies sold by these underwriting agencies and issued by Old American County Mutual Insurance Company, an unaffiliated insurance company, through a fronting arrangement. The assessment includes an additional $412,000 for accrued interest and penalty for a total assessment of $3.3 million. We believe that these services are not subject to sales tax, are vigorously contesting the assertions made by the state, and are exercising all available rights and remedies available to us. On October 19, 2006, we responded to the assessment by filing petitions with the Comptroller of Public Accounts for the State of Texas requesting a redetermination of the tax due and a hearing to present written and oral evidence and legal arguments to contest the imposition of the asserted taxes. As a result of the timely filing of these petitions, an administrative appeal process has commenced and the date for payment is delayed until the completion of the appeal process. Such appeals routinely take up to three years and much longer for complex cases. As such, the outcome of this tax assessment will not be known for a commensurate amount of time. At this time, we are uncertain of the probability of the outcome of our appeal. Additionally, we cannot reasonably estimate the ultimate liability at this time. We have not made an accrual for this as of December 31, 2006, as we do not believe this meets the requirements of FAS 5, Accounting for Contingencies.

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Credit Facility

On August 6, 2004, we entered into a credit agreement (the “Credit Agreement”) with The Frost National Bank, effective July 30, 2004, which provided us with a senior secured credit facility. On August 7, 2006, we entered into a Fourth Amendment to our Credit Agreement dated July 30, 2004, which amended certain provisions of the Credit Agreement. The Fourth Amendment extended the term to July 30, 2008, modified certain affirmative and negative covenants, and increased the revolving commitment to $20.0 million. Under this credit facility, the maximum amount available to us from time to time was $20.0 million, which may include up to $20.0 million under a two-year revolving line of credit, up to $10.0 million in five-year term loans and up to $10.0 million in five-year stand-by letters of credit. The borrowings under our credit facility would accrue interest based on the 90-day LIBOR rate plus 150 basis points and we would pay letter of credit fees based on an annual rate of 75 basis points. Our obligations under the credit facility were guaranteed by our material operating subsidiaries (other than our insurance companies) and were secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of AIC. The credit facility contained certain financial covenants, which included combined ratio, risk-based capital requirement, fixed charge coverage ratio, consolidated net worth and consolidated net income requirements and other restrictive covenants governing distributions and management changes. The proceeds were available to issue letters of credit securing our obligations under reinsurance agreements, to fund general working capital for our agency operations, capital surplus for our insurance companies and to finance acquisition activities. During 2005, we executed letters of credit under this credit facility of approximately $2.3 million to collateralize an assumed reinsurance contract with certain of our reinsurers, all of which were released on December 1, 2005. Total fees were approximately $13,000.

Our Credit Agreement required us to provide the bank with written notification and documents related to certain events. On August 12, 2005 we entered into a First Amendment to Credit Agreement and Waiver of Defaults to the credit facility which amended and waived certain notice requirements of the Credit Agreement and waived all existing defaults and all events of default related to written notice requirements related to certain acquisitions of business in December 2004 and January, February, and July 2005, the repurchase of shares in June of 2005, and the issuance of trust preferred securities in December of 2004 and June of 2005.

Under the terms of our Credit Agreement, we were required to file our Annual Report on Form 10-K on or before March 31, 2006. Frost Bank waived, for a certain period of time, our compliance with the above covenant of the Credit Agreement, and we filed our Annual Report on Form 10-K within the waiver period. All other terms of the Credit Agreement are unaffected by this waiver.

As of December 31, 2006, there were no outstanding loan amounts due under the above mentioned credit facility, and we were in compliance with all of our financial and other restrictive covenants.

On January 31, 2007, we entered into a $220.0 million senior secured credit facility (the “Facility”) provided by a syndicate of lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent. The Facility provides for a $200.0 million senior term loan facility and a revolving facility of up to $20.0 million, depending on our borrowing capacity. On March 8, 2007, we added The Frost National Bank, N.A. to the Facility when we received approval of the First Amendment to the Facility and executed a joinder agreement whereby Frost became the provider of an initial revolving credit commitment of $15.0 million. The revolving portion of the Facility includes an option to increase the $20.0 million principal amount of revolving loans available thereunder by up to an additional $20.0 million and a $2.0 million sublimit for letters of credit. Our obligations under the Facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of AIC. The facility contains certain financial covenants, which include capital expenditure limitations, minimum interest coverage requirements, maximum leverage ratio requirements, minimum risk-based capital requirements, maximum combined ratio

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

limitations, minimum fixed charge coverage ratios and a minimum consolidated net worth requirement, as well as other restrictive covenants.

Concurrently with entering into the Facility, the Company borrowed $200.0 million (the “Borrowing”) under the term loan portion of the Facility to finance its acquisition of USAgencies and to pay related costs and expenses. The principal amount of the Borrowing is payable in quarterly installments of $500,000, with the remaining balance due on the seventh anniversary of the closing of the Facility. Beginning in 2008, we are also required to make additional annual principal repayments that are to be calculated based upon our financial performance during the preceding fiscal year. In addition, certain events, such as the sale of material assets or the issuance of significant new equity, necessitate additional required principal repayments. As of March 14, 2007, we have no borrowings under the revolving portion of the Facility.

16.	Stockholders’ Equity

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

On March 12, 2004, we issued 19,886 shares of our common stock to VIG in connection with the exercise of warrants, with an exercise price of $0.08 per share, which were originally purchased by VIG in 2000.

On March 12, 2004 we filed an Amendment and Restated Certificate of Incorporation increasing the number of shares of authorized common stock from 40 million to 75 million.

On July 9, 2004, we completed our initial public offering of our common stock. We issued 4,420,000 additional shares of our common stock and VIG sold 3,750,000 shares of our common stock that they owned, at an initial public offering price of $14 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from VIG. Our net proceeds from the offering were $65.3 million, after deducting our estimated offering expenses. We contributed $64.3 million of the net proceeds to our insurance companies in order to increase their statutory surplus. This additional capital allowed us to reduce our reinsurance purchases and retain more gross premiums. The remaining $1.0 million of net proceeds were held for general corporate purposes.

On September 28, 2004, we issued 80,837 shares of our common stock to VIG in connection with the exercise of options, with an exercise price of $7.59 per share, which we originally issued to VIG on June 30, 2000.

In January 2005, we issued 6,734 shares of restricted common stock to certain members of our board of directors, in lieu of cash as their annual retainer. In both February and May 2005, we issued 7,500 shares of restricted common stock to certain members of our board of directors for compensation related to services performed. In November 2005, 7,000 shares of restricted common stock that had been issued were cancelled due to the resignation of certain board members. We are expensing the amount to compensation expense over the service period for the remaining issued shares. Total compensation expense recognized for the years ended December 2006 and December 2005 was zero and approximately $108,000, respectively.

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

On June 1, 2005, we purchased 2,000,000 shares of treasury stock from VIG for $14.00 per share. We recorded the purchase at cost. The purchase was funded with the proceeds from our new trust preferred securities, as discussed in Note 13, and with cash from operations.

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

On May 9, 2006, the board of directors approved a share repurchase program for up to $15.0 million of our common stock over the subsequent 12 months. From time to time, repurchases may be made in the open market or through privately negotiated transactions at the discretion of management based on management’s assessment of market conditions and other relevant factors. We expect to fund the purchases initially through internally available funds. In May and June 2006, we repurchased a total of 302,400 shares of our common stock at an average cost of $13.67 per share.

In June 2006, we issued 5,300 shares of our common stock upon the exercise of options.

In August 2006, we issued 2,104 shares of our common stock upon the exercise of options.

In October 2006, we issued 70,000 shares of restricted stock to Kevin R. Callahan, Chief Executive Officer, which vests ratably over five years. Total compensation recorded for the year ended December 31, 2006 was approximately $34,000.

In October 2006, we issued 37,285 shares of our common stock upon the exercise of options.

In November 2006, we issued 20,000 shares of restricted stock to Joseph G. Fisher, Senior Vice President and General Counsel, which vests ratably over five years. Total compensation recorded for the year ended December 31, 2006 was approximately $5,000.

In November 2006, we issued 25,000 shares of restricted stock to Robert A. Bondi, Executive Vice President and Chief Operations Officer, which vests ratably over five years. Total compensation recorded for the year ended December 31, 2006 was approximately $7,000.

In November 2006, we issued 61,804 shares of our common stock upon the exercise of options.

During the year ended December 31, 2006, we paid dividends to holders of our common stock in an aggregate amount of $1.2 million.

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

17.	Earnings per Share

The provisions of SFAS No. 128 (“SFAS 128”) Earnings per Share require presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128 is presented below:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Dollars in thousands, except number of
	shares and per share amounts)

For the year ended December 31, 2006
Basic Earnings per Share
Net Income	$9,744	15,295,022	$0.64

Diluted Earnings per Share
Net Income	$9,744	15,295,022	$0.64
Effect of Dilutive Securities	—	49,962	(0.01)

	$9,744	15,344,984	$0.63

For the year ended December 31, 2005
Basic Earnings per Share
Net Income	$18,305	15,774,387	$1.16

Diluted Earnings per Share
Net Income	$18,305	15,774,387	$1.16
Effect of Dilutive Securities	—	218,686	(0.02)

	$18,305	15,993,073	$1.14

For the year ended December 31, 2004
Basic Earnings per Share
Net Income	$24,433	14,018,530	$1.74

Diluted Earnings per Share
Net Income	$24,433	14,018,530	$1.74
Effect of Dilutive Securities	—	195,152	(0.02)

	$24,433	14,213,682	$1.72

18.  Stock-Based Compensation

Effective January 1, 2006, we account for our stock-based compensation in accordance with FASB Statement No. 123R (“SFAS 123R”), Share-Based Payment.

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

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

For the year ended December 31, 2006, we have recognized approximately $595,000 before income taxes ($468,000 after income taxes) in share-based compensation expense under the requirements of SFAS 123R resulting in a negligible impact on earnings per share.

As permitted by SFAS 123, until December 31, 2005, we accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost on grants of employee stock options. Had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2.

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

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

As permitted by SFAS 123R, we used the modified Black-Scholes model to estimate the value of employee stock options on the date of grant that used the assumptions noted below. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of each option is based on our estimate that all individuals granted stock options would have an average holding period of two years after the vesting before any of the vested options are exercised. We expect all grantees to exercise their options within two years after each individual tranche’s vesting date within the single option grant. Expected volatilities are based on historical volatilities of our common stock. The dividend yield was based on expected dividends at the time of grant.

	2006	2005	2004

Weighted average risk-free interest rate: 1998 Plan	—	4.5%	3.8%
Weighted average risk-free interest rate: 2004 Plan	4.6%	4.1%	4.0%
Expected term of option (in years): 1998 Plan	5.0	5.0	5.0
Expected term of option (in years): 2004 Plan	4.97	4.57	10.0
Volatility	25%	35%	30%
Dividend yield	0.5%	0.5%	0.4%

A summary of activity under the 1998 and 2004 Plans for the years ended December 31 is as follows:

	2006
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term (years)	(000’s)

1998 Plan
Outstanding, beginning of year	94,675	$7.59
Granted	—	—
Exercised	(36,214)	7.59
Forfeited	—	—

Outstanding, end of year	58,461	$7.59	0.97	$507

Exercisable at end of period	58,461	$7.59	0.97	$507
2004 Plan
Outstanding, beginning of year	1,453,428	$16.92
Granted	915,000	21.13
Exercised	(73,204)	14.25
Forfeited	(359,144)	16.96

Outstanding, end of year	1,936,080	$19.01	9.15	$1,235

Exercisable at end of period	415,332	$16.00	8.63	$488

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

	2005
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term (years)	(000’s)

1998 Plan
Outstanding, beginning of year	722,203	$7.92
Granted	—	—
Exercised	(627,267)	7.97
Forfeited	(261)	7.59

Outstanding, end of year	94,675	$7.59	1.93	$663

Exercisable at end of period	94,675	$7.59	1.93	$663
2004 Plan
Outstanding, beginning of year	533,450	$14.06
Granted	1,224,862	17.56
Exercised	—	—
Forfeited	(304,884)	14.48

Outstanding, end of year	1,453,428	$16.92	9.46	$210

Exercisable at end of period	310,806	$14.75	9.47	$48

	2004
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term (years)	(000’s)

1998 Plan
Outstanding, beginning of year	847,029	$7.87
Granted	—	—
Exercised	(80,837)	7.59
Forfeited	(43,989)	7.59

Outstanding, end of year	722,203	$7.92	1.91	$6,443

Exercisable at end of period	608,908	$7.98	1.72	$5,395
2004 Plan
Outstanding, beginning of year	—	$—
Granted	548,950	14.06
Exercised	—	—
Forfeited	(15,500)	13.95

Outstanding, end of year	533,450	$14.06	9.53	$1,482

Exercisable at end of period	—	$—	—	$—

Stock option compensation expense is the estimated fair market value of options granted and amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted during the twelve month period ended December 31, 2006 was $2.33.

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of activity for our nonvested restricted stock grants for the year ended December 31, 2006 is as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant-Date	Restricted	Grant-Date	Restricted	Grant-Date
	Stock	Fair Value	Stock	Fair Value	Stock	Fair Value

Nonvested, beginning of period	8,000	$15.50	2,799	$14.25	—	$—
Granted	115,000	15.44	64,734	14.72	2,799	14.25
Vested	(8,000)	15.50	(12,533)	14.86	—	—
Canceled or expired	—	—	(47,000)	14.44	—	—

Nonvested, end of period	115,000	$15.44	8,000	$15.50	2,799	$14.25

As of December 31, 2006, there was $2.8 million of total unrecognized compensation cost related to nonvested stock option compensation expense and $1.7 million of unrecognized compensation cost for nonvested restricted stock compensation expense that will be recognized over the remaining requisite service periods.

19.	Business Concentrations

The majority of our commission income and fees are directly related to the premiums written from policies sold to individuals located in eleven states. Accordingly, we could be adversely affected by economic downturns, natural disasters, and other conditions that may occur from time-to-time in these states, which may not as significantly affect more diversified competitors.

The following table identifies the states in which we operate and the gross premiums written by state by our affiliated and unaffiliated underwriting agencies for the years ended December 31, 2006 and 2005 (dollars in thousands):

	Year Ended December 31,
	2006	2005

Texas	$79,084	$101,106
Illinois	66,826	80,654
California	37,996	38,259
Florida	21,150	25,598
Michigan	19,689	8,824
South Carolina	19,000	20,367
Indiana	18,027	22,710
Missouri	12,184	4,265
New Mexico	9,590	12,724
Arizona	1,594	4
Georgia	551	923
Utah	449	7,153
Alabama	—	(1,685)
Other	40	302

Total	$286,180	$321,204

In 2006, our affiliated and unaffiliated underwriting agencies utilized approximately 7,400 independent agencies and, as of December 31, 2006, 158 owned retail stores and 33 franchised retail stores to sell the policies

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

that we administer. In 2006, no one independent agency accounted for more than 3.1% of the gross written premiums produced by our affiliated and unaffiliated underwriting agencies, and only two independent agencies accounted for more than 1% of these gross written premiums.

20.	Employee Benefit Plan

We sponsor a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet specified service requirements. Under the plan, we may, at our discretion, match 100% of each employee’s contribution, up to 3% of the employee’s earnings, plus 50% of each employee’s contribution for the next 2% of the employee’s salary. We made $1.0 million in contributions to the plan during 2006, $1.0 million in 2005 and $1.1 million in 2004.

21.	Fair Value of Financial Instruments

The carrying amount of and estimated fair values of our financial instruments at December 31, 2006 and 2005 are as follows (dollars in thousands):

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Fixed maturities	$219,960	$219,960	$210,273	$210,273
Short term investments	1,810	1,810	477	477
Cash and cash equivalents	52,484	52,484	48,037	48,037
Liabilities:
Notes payable	$56,702	$56,702	$56,702	$56,702
Consideration due for acquisitions	1,023	1,023	1,352	1,352

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

The methods used in determining the fair value of financial instruments are as follows:

Fixed maturities and short-term investments — The fair values of fixed maturities and short term investments are calculated using quoted market prices by third-party organizations.

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

22.	Statutory Financial Information and Accounting Policies

Our insurance subsidiaries are required to file statutory-basis financial statements with state insurance departments in all states where they are licensed. These statements are prepared in accordance with accounting practices prescribed or permitted by the applicable state of domicile. Each state of domicile requires that insurance companies domiciled in those states prepare their statutory-basis financial statements in accordance with the

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

National Association of Insurance Commissioners Accounting Principles and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile.

The following is a summary of selected statutory information of our insurance subsidiaries at and for the years ended December 31 (dollars in thousands):

	2006	2005	2004

Statutory Capital and Surplus
Affirmative Insurance Company	$133,409	$129,511	$139,316
Insura Property and Casualty Insurance Company	24,572	23,580	23,516
Affirmative Insurance Company — Michigan	9,204	—	—
Statutory Net Income (Loss)
Affirmative Insurance Company	$10,057	$7,458	$7,698
Insura Property and Casualty Insurance Company	636	213	203
Affirmative Insurance Company — Michigan	204	—	—

Insura and AIC of Michigan are wholly owned by AIC and are included as common stock investments on AIC’s balance sheet in its statutory surplus.

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

23.	Unaudited Quarterly Consolidated Results of Operations

The following is a summary of our unaudited quarterly consolidated results of operations for the years ended December 31, 2006 and 2005:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(Dollars in thousands, except share data)

Net premiums earned	$73,038	$73,753	$71,877	$69,442
Commission income and fees	17,499	14,552	14,420	14,524
Net investment income	2,060	2,154	2,233	2,382
Realized gains (losses)	(367)	1	(78)	(378)

Total Revenues	92,230	90,460	88,452	85,970

Losses and loss adjustment expenses	47,652	47,081	46,044	44,569
Selling, general and administrative expenses	32,601	34,194	32,979	50,766
Depreciation and amortization	1,060	1,059	1,094	1,185
Interest expense	1,085	1,086	1,085	1,086

Total expenses	82,398	83,420	81,202	97,606

Net income before income taxes and minority interest	9,832	7,040	7,250	(11,636)
Income tax expense	3,520	2,156	2,278	(5,293)
Minority interest, net of income taxes	81	—	—	—

Net income (loss)	$6,231	$4,884	$4,972	$(6,343)

Net income (loss) per common share — Basic	$0.40	$0.32	$0.33	$(0.41)

Net income (loss) per common share — Diluted	$0.40	$0.32	$0.33	$(0.41)

Weighted average shares — Basic	15,432,557	15,321,771	15,139,571	15,289,582
Weighted average shares — Diluted	15,463,132	15,359,004	15,186,777	15,378,363

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(Dollars in thousands, except share data)

Net premiums earned	$67,936	$77,441	$77,544	$74,878
Commission income and fees	20,995	21,707	19,721	17,192
Net investment income	1,257	1,353	1,447	1,673
Realized gains (losses)	3	3	5	(1,676)

Total Revenues	90,191	100,504	98,717	92,067

Losses and loss adjustment expenses	44,567	51,217	47,350	48,074
Selling, general and administrative expenses	31,926	37,896	40,097	43,886
Depreciation and amortization	1,029	993	912	1,273
Interest expense	579	796	1,124	1,016

Total expenses	78,101	90,902	89,483	94,249

Net income before income taxes and minority interest	12,090	9,602	9,234	(2,182)
Income tax expense	4,284	3,403	3,274	(1,194)
Minority interest, net of income taxes	33	326	217	96

Net income (loss)	$7,773	$5,873	$5,743	$(1,084)

Net income (loss) per common share — Basic	$0.46	$0.36	$0.39	$(0.07)

Net income (loss) per common share — Diluted	$0.45	$0.36	$0.38	$(0.07)

Weighted average shares — Basic	16,845,934	16,218,769	14,893,310	15,167,658
Weighted average shares — Diluted	17,119,853	16,434,410	15,165,677	15,288,847

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

24.	Parent Company Financials

The condensed financial information of the parent company, Affirmative Insurance Holdings, Inc. only as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005, and 2004 is presented as follows:

Condensed Balance Sheets

	2006	2005
	(Dollars in thousands, except share data)

Assets
Cash and cash equivalents	$16,948	$12,215
Investment in affiliates *	253,001	256,556
Deferred tax asset	17,798	18,762
Federal income taxes receivable	2,405	12,297
Property and equipment, net	65	138
Goodwill	9,755	9,585
Other intangible assets, net	273	273
Other assets	3,261	3,480

Total assets	303,506	313,306

Liabilities and Shareholders’ Equity
Liabilities
Payable to affiliates *	34,663	52,452
Notes payable	56,702	56,702
Consideration due for acquisitions	48	48
Other liabilities	5,700	4,142

Total liabilities	97,113	113,344

Stockholders’ equity
Common stock, $0.01 par value; 75,000,000 shares authorized; 17,707,938 shares issued and 15,334,575 outstanding at December 31, 2006; 17,483,520 shares issued and 15,432,557 outstanding at December 31, 2005	177	175
Additional paid-in capital	160,862	158,904
Treasury stock, at cost; 2,353,363 shares at December 31, 2006 and 2,050,963 shares at December 31, 2005	(32,880)	(28,746)
Accumulated other comprehensive income (loss)	(448)	(529)
Retained earnings	78,682	70,158

Total stockholders’ equity	206,393	199,962

Total liabilities and stockholders’ equity	303,506	$313,306

*	Eliminated in consolidation

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Condensed Statements of Operations

	2006	2005	2004
	(Dollars in thousands)

Revenues
Dividends from subsidiaries	$11,500	$—	$—
Net investment income	163	—	10

Total revenues	$11,663	—	10

Expenses
Depreciation and amortization	—	—	162
Operating expenses	—	—	1,070
Interest expense	4,342	3,515	588

Total expenses	4,342	3,515	1,820

Net loss before federal income taxes and earnings	7,321	(3,515)	(1,810)
of affiliates
Federal income tax benefit	(891)	(1,187)	(669)
Equity in undistributed earnings of affiliates *	(1,532)	(20,633)	(25,574)

Net income	$9,744	$18,305	$24,433

*	Eliminated in consolidation

Condensed Statements of Cash Flows

	2006	2005	2004
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(2,547)	$10,509	$205

Cash flows from investing activities
Dividends received from subsidiaries	11,500	—	—
Capital contribution to affiliate	—	—	(93,300)
Purchases of property and equipment	(14)	—	—
Cash paid for acquisitions	(170)	(369)	(568)

Net cash provided by (used in) investing activities	11,316	(369)	(93,868)

Cash flows from financing activities
Principal payments under capital lease obligation	—	—	(341)
Proceeds of borrowings	—	24,369	29,094
Proceeds from issuance of common stock, net	1,318	4,232	67,483
Acquisition of treasury stock	(4,134)	(28,000)	—
Dividends paid	(1,220)	(1,282)	(337)

Net cash provided by (used in) financing activities	(4,036)	(681)	95,899

Net increase in cash and cash equivalents	4,733	9,459	2,236
Cash and cash equivalents, beginning of year	12,215	2,756	520

Cash and cash equivalents, end of year	$16,948	$12,215	$2,756

Affirmative Insurance Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

25.	Subsequent Events

On January 31, 2007, we completed the acquisition of USAgencies. Pursuant to the terms of a Purchase and Sale Agreement that was effective as of October 12, 2006 (the “Purchase Agreement”), among the Company and the unit holders (the “Sellers”) of USAgencies, we acquired all of the issued and outstanding membership interests of USAgencies from the Sellers for an aggregate purchase price of approximately $196.3 million in cash after giving effect to deductions based on the estimated indebtedness and book value of USAgencies and the estimated expenses of the transaction (the “Purchase Price”). The transaction is effective January 1, 2007 for accounting purposes. Of the Purchase Price, $20.0 million was deposited into an escrow fund to satisfy any indemnification obligations of the Sellers under the Purchase Agreement. The Purchase Price is subject to a post-closing adjustment based on the actual indebtedness and book value of USAgencies and the actual expenses of the transaction, in each case as finally determined within a specified period following closing.

On January 31, 2007, we entered into a $220.0 million senior secured credit facility (the “Facility”) provided by a syndicate of lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent. The Facility provides for a $200.0 million senior term loan facility and a revolving facility of up to $20.0 million, depending on our borrowing capacity. On March 8, 2007, we added The Frost National Bank, N.A. to the Facility when we received approval of the First Amendment to the Facility and executed a joinder agreement whereby Frost became the provider of an initial revolving credit commitment of $15.0 million. The revolving portion of the Facility includes an option to increase the $20.0 million principal amount of revolving loans available thereunder by up to an additional $20.0 million and a $2.0 million sublimit for letters of credit. Our obligations under the Facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of AIC. The facility contains certain financial covenants, which include capital expenditure limitations, minimum interest coverage requirements, maximum leverage ratio requirements, minimum risk-based capital requirements, maximum combined ratio limitations, minimum fixed charge coverage ratios and a minimum consolidated net worth requirement, as well as other restrictive covenants.

Concurrently with entering into the Facility, the Company borrowed $200.0 million (the “Borrowing”) under the term loan portion of the Facility to finance its acquisition of USAgencies and to pay related costs and expenses. The principal amount of the Borrowing is payable in quarterly installments of $500,000, with the remaining balance due on the seventh anniversary of the closing of the Facility. Beginning in 2008, we are also required to make additional annual principal repayments that are to be calculated based upon our financial performance during the preceding fiscal year. In addition, certain events, such as the sale of material assets or the issuance of significant new equity, necessitate additional required principal repayments. As of March 14, 2007, we have no borrowings under the revolving portion of the Facility.

On March 6, 2007, we announced that Alan T. Rasof resigned as the president of our retail division. We had no employment agreement with Mr. Rasof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in the Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on this evaluation, management determined that, as of December 31, 2006, the Company maintained effective internal control over financial reporting.

Our independent auditor, KPMG LLP, a registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting which may be found in Item 8 above.

Changes in Internal Control over Financial Reporting

The following changes have been made subsequent to September 30, 2006 to remediate the material weaknesses described in the Company’s 2005 Annual Report on Form 10-K and have materially affected the Company’s internal control over financial reporting.

We have remediated the material weakness in its internal control over information technology by implementing new policies and procedures to ensure proper access controls are maintained and monitored. We have increased the supervisory control over access controls, centralizing it for more direct monitoring. In some instances, we have adjusted system configurations and incorporated software tools where appropriate to limit and restrict the ability of system users to enter, change and view data and to provide a detailed history of changes to the applications and data. Furthermore, we entered into an agreement to outsource the data center and the application development and support to Accenture, a widely recognized IT consulting firm.

There have been no changes other than those described in the previous paragraph in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to this Item 10 is incorporated by reference to the disclosure in the sections headed “Item 1 — Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Proxy Statement for our 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006.

Item 11.	Executive Compensation

The information relating to this Item 11 is incorporated by reference to the disclosure in the sections headed “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in the Proxy Statement for our 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to this Item 12 is incorporated by reference to the disclosure in the sections headed “Item 2 — Adoption of the Affirmative Performance Based Incentive Plan” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to this Item 13 is incorporated by reference to the disclosure in the section headed “Certain Relationships and Related Transactions” in the Proxy Statement for our 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006.

Item 14.	Principal Accounting Fees and Services

The information relating to this Item 14 is incorporated by reference to the disclosure in the section headed “Corporate Governance — Audit Committee — Fees Paid to Independent Auditor” in the Proxy Statement for our 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements — Documents filed as part of this report.

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets — As of December 31, 2006 and 2005
Consolidated Statements of Operations — For the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(b) Exhibits

2.1		Purchase and Sale Agreement, dated October 3, 2006 and effective as of October 12, 2006, by and among the equityholders of USAgencies, L.L.C. and Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 18, 2006, File No. 000-50795).
3.1		Amended and Restated Certificate of Incorporation of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).
3.2		Amended and Restated Bylaws of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1 filed with the SEC on June 14, 2004, File No. 333-113793).
4.2		Form of Registration Rights Agreement between Affirmative Insurance Holdings, Inc. and Vesta Insurance Group, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).
10	.1+	Affirmative Insurance Holdings, Inc. 1998 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).
10	.2+	Affirmative Insurance Holdings, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).
10	.3+	Affirmative Insurance Holdings, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to our Information Statement on Form DEF 14-C filed with the SEC on December 30, 2005, File No. 000-50795).
10	.4+	First Amendment to the Amended and Restated Affirmative Insurance Holdings, Inc. 2004 Stock Incentive Plan (incorporated by reference to Annex A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 28, 2006, File No. 000-50795).
10	.5+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 000-50795).
10	.6+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 000-50795).
10	.7 +	Separation Agreement and General Release between Affirmative Insurance Holdings, Inc. and Thomas E. Mangold, dated November 13, 2005 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed with the SEC on April 11, 2006, File No. 000-50795).
10	.8+	Employment Agreement, dated as of November 23, 2006, between Affirmative Insurance Holdings, Inc. and M. Sean McPadden (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 30, 2005, File No. 000-50795).

10	.9+	Employment Agreement, dated as of November 23, 2006, between Affirmative Insurance Holdings, Inc. and Katherine C. Nolan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 30, 2005, File No. 000-50795).
10	.10+	Separation Agreement and General Release between Affirmative Insurance Holdings, Inc. and Timothy A. Bienek, dated December 31, 2005 (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the SEC on April 11, 2006, File No. 000-50795).
10	.11+	Employment Agreement, dated as of November 30, 2006, between Affirmative Insurance Holdings, Inc. and Mark E. Pape (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 21, 2005, File No. 000-50795).
10	.12+	Separation Agreement and General Release, dated October 13, between Affirmative Insurance Holdings, Inc. and George M. Daly (including Supplemental General Release Agreement attached as Exhibit A) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 13, 2005, File No. 000-50795).
10	.13+	Description of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2005, File No. 000-50795).
10.14		Quota Share Reinsurance Agreement between Old American County Mutual Fire Insurance Company and Affirmative Insurance Company dated as of January 1, 2005, for the business written through A-Affordable Managing General Agency, Inc. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2005, File No. 000-50795).
10.15		Quota Share Reinsurance Agreement between Old American County Mutual Fire Insurance Company and Affirmative Insurance Company dated as of January 1, 2005, for the business written through American Agencies General Agency, Inc. (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2005, File No. 000-50795).
10.16		Amended and Restated 100% Quota Share Reinsurance Contract between the Shelby Insurance Company, Affirmative Insurance Company, Insura Property & Casualty Insurance Company and VFIC Insurance Corporation, with Addendum No. 1 thereto, effective December 31, 2003 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).
10.17		Addendum No. 2 to the Amended and Restated 100% Quota Share Reinsurance Contract between Affirmative Insurance Company, Insura Property & Casualty Insurance Company and VFIC Insurance Corporation, dated May 10, 2004 (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).
10.18		100% Quota Share Reinsurance Contract between VFIC Insurance Corporation, Vesta Insurance Corporation, Insura Property & Casualty Insurance Company, Shelby Casualty Insurance Company, The Hawaiian Insurance & Guaranty Company, Ltd. and Affirmative Insurance Company, effective December 31, 2003 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).
10.19		Private Passenger Automobile Quota Share Reinsurance Contract issued to Affirmative Insurance Company and Insura Property & Casualty Insurance Company, covering Florida business, effective January 1, 2004 (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to our Registration Statement on Form S-1 filed with the SEC on June 14, 2004, File No. 333-113793).
10.20		Addendum No. 1 to the Private Passenger Automobile Quota Share Reinsurance Contract issued to Affirmative Insurance Company and Insura Property & Casualty Insurance Company, covering Florida business, effective May 1, 2005 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed with the SEC on April 11, 2006, File No. 000-50795).
10.21		First Amended and Restated Managing General Agency Agreement between Old American County Mutual Fire Insurance Company and A-Affordable Managing General Agency, Inc. dated as of January 1, 2004 (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).
10.22		First Amended and Restated Managing General Agency Agreement between Old American County Mutual Fire Insurance Company and American Agencies General Agency, Inc. dated as of January 1, 2004 (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.23		Form of Separation Agreement between Affirmative Insurance Holdings, Inc. and Vesta Insurance Group, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).
10	.24+	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 22, 2005, File No. 000-50795).
10.25		First Amendment to Credit Agreement and Waiver of Defaults between Affirmative Insurance Holdings, Inc. and The Frost National Bank dated August 12, 2005 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 15, 2005, File No. 000-50795).
10.26		Second Amendment to Credit Agreement and Waiver of Defaults between Affirmative Insurance Holdings, Inc. and The Frost National Bank dated September 30, 2005 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005, File No. 000-50795).
10.27		Master Services Agreement, dated as of October 16, 2006, between Affirmative Insurance Holdings, Inc. and Accenture LLP (incorporated by reference to Exhibit 10.27 to our Current Report on Form 8-K filed with the SEC on October 20, 2006, File No. 000-50795).
10.28		Third Amendment to Credit Agreement between Affirmative Insurance Holdings, Inc. and The Frost National Bank, dated March 28, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 31, 2006, File No. 000-50795).
10.29		Fourth Amendment to Credit Agreement between Affirmative Insurance Holdings, Inc. and The Frost National Bank dated as of August 7, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2006, File No. 000-50795).
10	.30+	Executive Employment Agreement, dated as of October 5, 2006, between Affirmative Insurance Holdings, Inc. and Kevin R. Callahan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 10, 2006, File No. 000-50795).
10	.31+	Executive Employment Agreement, effective as of November 27, 2006, between Affirmative Insurance Holdings, Inc. and Robert Bondi (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 000-50795).
10	.32*	$220,000,000 Credit Agreement, dated as of January 31, 2007, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, Credit Suisse, Cayman Islands Branch as Administrative Agent and Collateral Agent and Credit Suisse Securities (USA) LLC, as Sole Bookrunner and Sole Lead Arranger.
10	.33*	First Amendment to Credit Agreement and Guarantee and Collateral Agreement, dated as of March 8, 2007, among Affirmative Insurance Holdings, Inc. as Borrower, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Collateral Agent, Outgoing Issuing Bank and Outgoing Swingline Lender and The Frost National Bank as Incoming Issuing Bank and Incoming Swingline Lender.
10	.34*	Consent to Assignment, dated as of January 10, 2007, among Affirmative Property Holdings, Inc., KR Callahan & Company, LLC and 227 West Monroe Street, Inc. with respect to the Assignment of Lease, effective as of January 10, 2007, between Affirmative Property Holdings, Inc. and KR Callahan & Company, LLC.
10	.35*	Lease, dated as of May 8, 2006, between KR Callahan & Company, LLC, as tenant, and 227 West Monroe Street, Inc., as landlord.
21	.1*	Subsidiaries of Affirmative Insurance Holdings, Inc.
23	.1*	Consent of KPMG LLP.
23	.2*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification of Kevin R. Callahan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Mark E. Pape, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Kevin R. Callahan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Mark E. Pape, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management contract, compensatory plan or arrangement

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

/s/  Kevin R. Callahan
Kevin R. Callahan
Chairman and Chief Executive Officer

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below.

Date: March 16, 2007

/s/ Kevin R. Callahan Kevin R. Callahan	Chairman and Chief Executive Officer

/s/ Mark E. Pape Mark E. Pape	Executive Vice President and Chief Financial Officer (and in his capacity as Principal Financial Officer)

/s/ V. Van Vaughan V. Van Vaughan	Senior Vice President and Chief Accounting Officer

/s/ Thomas C. Davis Thomas C. Davis	Director

/s/ Nimrod T. Frazer Nimrod T. Frazer	Director

/s/ Avshalom Y. Kalichstein Avshalom Y. Kalichstein	Director

/s/ Suzanne T. Porter Suzanne T. Porter	Director

/s/ David I. Schamis David I. Schamis	Director

/s/ Paul J. Zucconi Paul J. Zucconi	Director