Form 10-Q
period 2007-03-31
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2007-05-10
CIK 1282543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
The number of shares outstanding of the registrant’s common stock,
$.01 par value, as of May 01, 2007: 15,361,848

Affirmative Insurance Holdings, Inc.
Index

Part I – Financial Information
Item 1. Financial Statements
Affirmative Insurance Holdings, Inc.
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006

	March 31,	December 31,
(dollars in thousands, except share data)	2007	2006
	(unaudited)
Assets
Fixed maturities — available for sale, at fair value (amortized cost 2007: $324,684; 2006: $220,649)	$324,192	$219,960
Short-term investments	18,512	1,810

Total invested assets	342,704	221,770

Cash and cash equivalents	55,933	52,484
Fiduciary and restricted cash	25,214	35,582
Accrued investment income	4,441	1,837
Premiums and fees receivable, net	92,832	78,307
Premium finance receivable, net	44,237	—
Commissions receivable	2,373	909
Receivable from reinsurers	113,311	24,795
Deferred acquisition costs	30,039	23,865
Deferred tax asset, net	10,319	8,880
Federal income taxes receivable	8,689	7,153
Investment in real property, net	6,051	—
Property and equipment, net	14,150	10,289
Goodwill	163,128	65,288
Other intangible assets, net	27,602	18,155
Other assets, net of allowance for doubtful accounts of: 2007 and 2006: $7,213	14,291	7,953

Total assets	$955,314	$557,267

Liabilities and Stockholders’ Equity
Liabilities
Reserves for losses and loss adjustment expenses	239,579	162,569
Unearned premium	164,347	92,124
Amounts due reinsurers	4,899	5,089
Deferred revenue	17,495	7,877
Senior secured credit facility	199,500	—
Notes payable	76,946	56,702
Capital lease obligation	115	—
Consideration due for acquisitions	1,023	1,023
Other liabilities	42,711	25,490

Total liabilities	746,615	350,874

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 17,715,211 shares issued and 15,361,848 shares outstanding at March 31, 2007; 17,707,938 shares issued and 15,354,575 outstanding at December 31, 2006	177	177
Additional paid-in capital	161,101	160,862
Treasury stock, at cost; 2,353,363 shares at March 31, 2007 and December 31, 2006	(32,880)	(32,880)
Accumulated other comprehensive loss	(320)	(448)
Retained earnings	80,621	78,682

Total stockholders’ equity	208,699	206,393

Total liabilities and stockholders’ equity	$955,314	$557,267

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2007 and 2006

	Three months ended
	March 31,
	2007	2006
(dollars in thousands, except per share data)
Revenues
Net premiums earned	$82,770	$73,038
Commission income and fees	23,383	17,499
Net investment income	3,961	2,060
Net realized losses	(169)	(367)

Total revenues	109,945	92,230

Expenses
Losses and loss adjustment expenses	57,952	47,652
Selling, general and administrative expenses	38,625	32,601
Depreciation and amortization	3,288	1,060
Interest expense	6,632	1,085

Total expenses	106,497	82,398

Income before income taxes and minority interest	3,448	9,832

Income tax expense	1,202	3,520
Minority interest, net of income taxes	—	81

Net income	$2,246	$6,231

Net income per common share — Basic	$0.15	$0.40

Net income per common share — Diluted	$0.15	$0.40

Weighted average shares outstanding
Basic	15,358,050	15,432,557
Diluted	15,467,045	15,463,132
See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)
Three Months Ended March 31, 2007 and 2006

							Accumulated
			Additional				Other	Total
	Common Stock Issued		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
	(dollars in thousands, except share data)
Balance, December 31, 2005	17,483,520	$175	$158,904	$70,158	2,050,963	$(28,746)	$(529)	$199,962

Comprehensive income:
Net income	—	—	—	6,231	—	—	—	6,231
Other comprehensive loss	—	—	—	—	—	—	(213)	(213)

Total comprehensive income								6,018
Dividends ($.02 per share)	—	—	—	(309)	—	—	—	(309)
Equity based compensation	—	—	163	—	—	—	—	163

Balance, March 31, 2006	17,483,520	$175	$159,067	$76,080	2,050,963	$(28,746)	$(742)	$205,834

Balance, December 31, 2006	17,707,938	$177	$160,862	$78,682	2,353,363	$(32,880)	$(448)	$206,393

Comprehensive income:
Net income	—	—	—	2,246	—	—	—	2,246
Other comprehensive income	—	—	—	—	—	—	128	128

Total comprehensive income								2,374
Dividends ($.02 per share)	—	—	—	(307)	—	—	—	(307)
Issuance of restricted stock	7,273	—	—	—	—	—	—	—
Equity based compensation	—	—	239	—	—	—	—	239

Balance, March 31, 2007	17,715,211	$177	$161,101	$80,621	2,353,363	$(32,880)	$(320)	$208,699

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2007 and 2006

	Three months ended
	March 31,
	2007	2006
	(dollars in thousands)
Cash flows from operating activities
Net income	$2,246	$6,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,288	1,060
Equity based compensation	239	186
Realized loss on sale of bonds and equipment	169	367
Amortization of discount of premiums and discounts on investments	515	366
Amortization of debt acquisition costs	166	—
Changes in assets and liabilities:
Fiduciary and restricted cash	10,368	(5,538)
Premiums and commissions receivable	(15,989)	(19,522)
Reserves for loss and loss adjustment expenses	5,488	971
Net due to/from reinsurers	(5,161)	7,339
Premium finance contracts, net	(6,967)	—
Deferred revenue	774	1,051
Unearned premiums	26,760	14,097
Deferred acquisition costs	(6,174)	(3,616)
Deferred tax asset	5,986	(283)
Federal income taxes receivable	(1,561)	3,454
Other	5,972	(2,764)

Net cash provided by operating activities	26,119	3,399

Cash flows from investing activities
Proceeds from the sale of bonds	20,928	163,522
Cost of bonds acquired	(58,823)	(183,250)
Purchases of property and equipment	(1,057)	(912)
Net cash paid for acquisitions	(176,490)	(3,917)

Net cash used in investing activities	(215,442)	(24,557)

Cash flows from financing activities
Principal payments under capital lease obligation	(47)	—
Proceeds from borrowings	200,000	—
Payments for debt acquisition costs	(6,368)	—
Principal payments on senior secured credit facility	(500)	—
Principal payments on note payable	(6)	—
Dividends paid	(307)	(309)

Net cash provided by (used in) financing activities	192,772	(309)

Net increase (decrease) in cash and cash equivalents	3,449	(21,467)

Cash and cash equivalents, beginning of period	52,484	48,037

Cash and cash equivalents, end of period	$55,933	$26,570

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements
1.	General

Affirmative Insurance Holdings, Inc. is an insurance holding company engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in targeted geographic areas. Our subsidiaries include five insurance companies, four underwriting agencies, six retail agencies with 256 owned retail locations (24 of which are located in leased space within supermarkets owned by a major supermarket chain under an agreement signed in late 2005) and 33 franchise retail store locations as of March 31, 2007. Our underwriting agencies utilize approximately 3,400 independent agencies to sell the policies that they administer. In addition, we have relationships with two unaffiliated underwriting agencies producing business for our insurance companies through approximately 4,100 independent agencies. We are currently active in offering insurance products and services through retail stores in 10 states (Louisiana, Illinois, Texas, Missouri, Indiana, South Carolina, Florida, Kansas, Wisconsin and Alabama) and distributing our own insurance policies through independent agents in 9 states (Illinois, Texas, Missouri, Indiana, South Carolina, Florida, California, Michigan and New Mexico). Our growth has been achieved principally as a result of the acquisition and integration of retail and/or underwriting agencies and insurance companies. We were formerly known as Instant Insurance Holdings, Inc. and we incorporated in Delaware on June 25, 1998.

On January 31, 2007, we completed the acquisition of USAgencies L.L.C. (“USAgencies”) in a fully-financed all cash transaction valued at approximately $199.2 million. USAgencies is a non-standard automobile insurance distributor and provider headquartered in Baton Rouge, Louisiana. At the time of acquisition, it had 92 retail sales locations in Louisiana, Illinois and Alabama selling its products directly to consumers through its owned retail stores, virtual call centers and internet site. The acquisition gives us a leading market position in Louisiana, the 12th largest non-standard personal automobile insurance market. The transaction became effective as of January 1, 2007 for accounting purposes (See Note 5).

We completed the initial public offering of our common stock effective July 9, 2004. We issued 4,420,000 additional shares of our common stock and Vesta Insurance Group, Inc. (“VIG”) sold 3,750,000 shares of our common stock that it owned, at an initial public offering price of $14.00 per share. On July 26, 2004, our underwriters exercised their option to purchase an additional 663,000 shares from us, and an additional 562,500 shares from VIG. On June 1, 2005, we purchased 2,000,000 of our shares of common stock from VIG at a price of $14.00 per share. In May and June, 2006, we purchased 302,400 shares of our common stock in open market purchases at an average price of $13.67 per share.

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

On August 31, 2006, DSC AFFM and Affirmative Investment consummated the transactions contemplated by a purchase agreement dated August 4, 2006, pursuant to which DSC AFFM sold to Affirmative Investment all

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
of the membership units of New Affirmative owned by DSC AFFM. As a result, Affirmative Investment now owns 100% of New Affirmative. As of March 31, 2007, New Affirmative owned 7,860,927 shares, or approximately 51.2%, of our outstanding common stock.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our operating subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 included in the reports on the Form 10-K filed with the SEC on March 16, 2007 and the Form 8-K/A filed with the SEC on April 17, 2007.

The interim financial data as of March 31, 2007 and 2006 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”); clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. All securities acquired on or after January 1, 2007 must be accounted for in accordance with the new guidance. The adoption of SFAS 155 did not have a material impact on our consolidated financial statements.

In July 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as providing guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier application permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. We adopted the provisions of FIN 48 on January 1, 2007. As a result, we recognized no additional liability or reduction in deferred tax asset for unrecognized tax benefits. We are no longer subject to U. S. federal, state, local or non-U.S. income tax examinations by tax authorities for years prior to 2003.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for the fiscal year, including financial statements for an interim period within that fiscal year. We have not evaluated the requirements of SFAS 157 and have not yet determined if SFAS 157 will have a material impact on our future financial statements.

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

3.	Reinsurance

The effect of reinsurance on premiums written and earned is as follows (dollars in thousands):

	Three months ended		Three months ended
	March 31, 2007		March 31, 2006
	Written	Earned	Written	Earned
Direct	$123,039	$98,148	$53,788	$41,600
Assumed — affiliate	—	—	—	—
Assumed — non affiliate	20,114	18,427	34,961	33,054
Ceded — affiliate	—	—	—	—
Ceded — non affiliate	(41,041)	(33,805)	(1,691)	(1,616)

	$102,112	$82,770	$87,058	$73,038

Through the acquisition of USAgencies, we acquired two additional insurance companies, USAgencies Casualty Insurance Company (“Casualty”), a Louisiana-domiciled insurer, and USAgencies Direct Insurance Company (“Direct”), a New York-domiciled carrier, issuing policies in Illinois and Alabama. Casualty and Direct had entered into significant quota share reinsurance contracts with GMAC Reinsurance (“GMAC”) and had been dependent upon these reinsurance contracts in order to continue to write and finance their historical level of insurance premiums. The quota share reinsurance contracts in existence at the time of acquisition for Casualty’s Louisiana and Direct’s Illinois business were originally in effect through 2008.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
Direct’s Alabama business was covered under a quota share reinsurance contract through 2007.

In connection with the completion of the acquisition of USAgencies, their reinsurance program was re-evaluated in light of the capital structure and risk management programs of the larger combined operations of Affirmative. As a result, terms were negotiated with GMAC and a new quota share reinsurance agreement was made effective April 1, 2007. Concurrently, the prior agreements were cancelled on a “cut-off” basis. The new quota share agreement will increase our net retention from 30% to 75% (in Louisiana) and from 25% to 75% (in Alabama) on policies issued by Affirmative Insurance Company (“AIC”), Casualty or Direct. A new catastrophe excess of loss reinsurance contract for risks in Alabama and Louisiana has also been negotiated to become effective April 1, 2007.

Direct and Casualty have received ceding commissions from GMAC. The quota share ceding commission rate structure varies based on loss experience. The estimates of loss experience are continually reviewed and adjusted, and resultant adjustments to ceding commissions are reflected in current operations.

The ceding commissions recognized are reflected as a reduction of the following expenses for the three months ended March 31, 2007:

As of March 31,
2007
Selling, general and administrative expenses	$4,551
Loss adjustment expenses	3,280

Total	$7,831

At March 31, 2007, ceding commissions of approximately $4.7 million were allocated and reflected as a reduction to both deferred policy acquisition costs and unearned premiums, fees and ceding commissions in the accompanying consolidated balance sheets. Unearned ceding commissions totaled approximately $5.5 million at March 31, 2007.

The amount of recoveries pertaining to quota share reinsurance contracts that were deducted from losses incurred during 2007 were approximately $21.8 million.

The amount of unpaid loss and loss adjustment expenses and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations are as follows (dollars in thousands):

	As of March 31,	As of December 31,
	2007	2006
Non affiliate
Loss and loss adjustment expense	$68,685	$21,590
Unearned premiums	41,363	1,221

Total	$110,048	$22,811

On April 1, 2007, we exercised our option to terminate the GMAC quota share contracts. On April 30, 2007, we received $31.0 million to settle the unearned premiums less return ceding commissions. Taking this recovery into account, our net exposure for reinsurance provided by GMAC at March 31, 2007 was $43.7 million.

For the three months ended March 31, 2007, we ceded $21.7 million ($21.0 is related to USAgencies) of paid losses and $25.9 million ($21.8 million is related to USAgencies) of incurred losses to various reinsurers. For

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
the three months ended March 31, 2006, we ceded $2.2 million of paid losses and $700,000 of incurred losses to various reinsurers.

At March 31, 2007, we had $113.3 million receivables from reinsurers, including $23.1 million gross recoverable from VFIC. Under the reinsurance agreement with VFIC, AIC had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura Property and Casualty Insurance Company (“Insura”) from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 1, 2004. On August 30, 2005 AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligations under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the “VFIC Trust”). Currently the VFIC Trust holds $23.4 million to collateralize the $23.1 million gross recoverable from VFIC. In June, 2006, the Texas Department of Insurance placed VFIC, along with several of its affiliates, into rehabilitation and subsequently into liquidation. Due to VFIC’s liquidation status, AIC is working through certain procedures to effect its right to withdraw funds from the VFIC Trust. AIC has been working with the Special Deputy Receiver (the “SDR”) and his staff on this matter since VFIC was placed into liquidation. To date, the SDR has not taken issue with the validity of the VFIC Trust. We are currently negotiating with the SDR the manner in which the funds will be withdrawn from the VFIC Trust, which must then be approved by the Special Master of the Receivership Court.

At March 31, 2007, $18.0 million was included in reserves for losses and loss adjustment expenses that reflect the amounts owed from AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (“Hawaiian”). Affirmative established a trust account to collateralize this payable, which currently holds $23.0 million in securities (the “AFIC Trust”). The AFIC Trust has not been drawn upon the SDR in Texas or the SDR in Hawaii. It is the expectation that the terms for withdrawal of funds from the AFIC trust will be similar to those we expect to be agreed to in regards to the VFIC Trust.

AIC, a wholly-owned subsidiary, is a party to a 100% quota share reinsurance agreement with Hawaiian, which is ultimately a wholly-owned subsidiary of VIG. On November 4, 2004, Hawaiian was named among a group of four other named defendants and twenty unnamed defendants in a complaint filed in the Superior Court of the State of California for the County of Los Angeles alleging causes of action as follows: enforcement of coverage under Hawaiian’s policy of an underlying default judgment plaintiff obtained against Hawaiian’s former insured, who was denied a defense in the underlying lawsuit due to his failure to timely pay the Hawaiian policy premium; ratification and waiver of policy lapse and declaratory relief against Hawaiian; breach of implied covenant of good faith and fair dealing against Hawaiian with the plaintiff as the assignee of the insured; intentional misconduct as to the defendant SCJ Insurance Services (“SCJ”); and professional negligence as to the defendants Prompt Insurance Services, Paul Ruelas, and Anthony David Medina. SCJ, Prompt Insurance Services, Paul Ruelas, and Anthony David Medina are not affiliated with Affirmative. The plaintiff sought to enforce an underlying default judgment obtained against Hawaiian’s insured on September 24, 2004 in the amount of $35,000,643 and additional bad faith damages including punitive damages in the amount of $35,000,000.

On August 8, 2005, plaintiff served a copy of its Second Amended Complaint, which added a cause of action for fraud and deceit against all defendants, and a cause of action for negligent misrepresentation against Hawaiian and SCJ.

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

On October 2, 2006, The Court of Appeal of the State of California, Second Appellate District, Division Five, granted the stay order requested by Hawaiian. On December 11, 2006, the court modified its October 2, 2006

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
stay order by lifting it as to SCJ, causing the suit to proceed with SCJ as the sole defendant. Hawaiian filed a status update with the court on March 7, 2007 indicating that the liquidation proceeding for Hawaiian remained pending and in full force and effect. On March 15, 2007, plaintiff moved the Court of Appeal to lift the stay and that motion was denied. On March 27, 2007, plaintiff filed a petition with the Supreme Court of California for review of the Court of Appeal’s order denying plaintiff’s motion to lift the stay, and this petition is currently pending. Hawaiian and the other defendants thereto believe plaintiff’s allegations in this lawsuit are without merit and will continue to vigorously contest the claims brought by the plaintiff, and intend to exercise all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain.

Effective August 1, 2005, we entered into novation agreements with several unaffiliated reinsurers who participated in a quota share reinsurance agreement in which we also participated. Pursuant to these agreements, we were substituted in place of these reinsurers assuming all rights, interests, liabilities and obligations related to the original quota share reinsurance agreement. As a result of these novation agreements, our participation in the original reinsurance agreement increased from 5% to 100%, effective August 1, 2005. In consideration for our assumption of their liabilities, these reinsurers agreed to pay us an amount equal to their share of the liabilities under the original quota share agreement as of July 31, 2005. We received cash in the amount of $14.2 million in relation to this novation. The terms of this reinsurance agreement did not meet the risk transfer requirements according to FAS 113, therefore, this contract was accounted for as deposits according to the guidelines of SOP 98-7, “Deposit Accounting for Insurance and Reinsurance Contracts that do not Transfer Insurance Risk”. Under deposit accounting, the deposit liability should be adjusted based on the adjusted amount and timing of the cash flows. Changes in the carrying amount of the deposit liability should be reported as income or expense as appropriate. In the first quarter of 2007 and 2006, we recognized $107,900 and $217,400, respectively, in income related to this novation.

4.	Premium Finance Receivables

Finance receivables, which are secured by unearned premiums from the underlying insurance policies, consisted of the following at March 31, 2007:

March 31,
2007
Premium finance contracts	$48,923
Unearned finance charges	(4,136)
Allowance for credit losses	(550)

Finance receivables,net	$44,237

The original term of a substantial portion of a premium finance contract is five months, although premium finance contracts are generally no longer than twelve months. Our experience is that a substantial portion of the insurance coverage and related finance receivables cancel before contractual maturity dates.

5.	Acquisitions

On January 31, 2007, we completed the acquisition of USAgencies in a fully-financed all cash transaction valued at approximately $199.2 million. USAgencies is a non-standard personal automobile insurance provider headquartered in Baton Rouge, Louisiana. At the time of acquisition, it had 92 retail sales locations in Louisiana, Illinois and Alabama selling its products directly to consumers through its owned retail stores, virtual call centers and internet site. In 2006, USAgencies had gross written premiums of approximately $177.1 million, an increase of 12.6% from 2005 gross written premiums of $157.3 million. The purchase of USAgencies was financed through $200.0 million in borrowings under a $220.0 million senior secured credit facility that was entered into concurrently with the completion of the acquisition. The acquisition gives us a leading market position in Louisiana, the 12th largest non-standard automobile insurance market. For

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
accounting purposes, the transaction was effective as of January 1, 2007, so our reported results for the first quarter of 2007 include USAgencies’ first quarter 2007 operating results, as adjusted to reflect purchase accounting treatment. The transaction was reported on our Form 8-K filed on February 6, 2007 and our Form 8-K/A filed on April 17, 2007.

The total estimated cost of the acquisition of USAgencies was as follows (dollars in thousands):

Purchase price paid to sellers	$176,305
Purchase price paid to escrow account	20,000
Transaction costs paid to third parties on behalf of sellers	2,820
Acquisition costs paid directly to third parties	1,512

Total estimated purchase price, before imputed interest	200,637
Less: adjustment to reduce cost of acquisition for interest imputed from the acquisition date to the closing date	(1,470)

Estimated cost of acquisition	$199,167

The estimated fair values and useful lives of assets acquired and liabilities assumed are based on preliminary management estimates and are subject to final valuation adjustments which may cause the amount ultimately recorded as goodwill and other intangible assets to be different from that shown on the accompanying Consolidated Balance Sheets. The Company is undertaking a valuation study to determine the allocation of the total purchase price to the various assets acquired and liabilities assumed, including estimated fair values of certain assets and liabilities which are being determined with the assistance of an independent valuation specialist. The final purchase price allocations may result in different allocations for tangible and intangible assets than presented in these accompanying Consolidated Balance Sheets, and those differences could be material.

The following table summarizes the preliminary purchase price adjustments based on management’s preliminary assessment of fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in thousands):

Net tangible assets acquired	$88,124
Amortizable intangible assets acquired, at preliminary estimates of fair value:
Non-compete agreement (2 year straight-line amortization)	1,000
Customer relationships (approximate 3 year amortization period)	4,700
Trademark and trade name (3 year straight-line amortization)	3,900
Leases (approximate half year amortization period)	200
Non-amortizable intangible asset acquired, at preliminary estimates of fair value:
State licenses	1,700
Adjustment to deferred taxes for preliminary purchase allocation adjustments	1,775
Goodwill	97,768

Estimated net assets acquired	$199,167

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
Included in the preliminary purchase price allocation are intangible assets subject to amortization totaling $9.8 million. As of March 31, 2007, such intangible assets had a carrying value of $8.0 million, less accumulated amortization of $1.8 million. Estimated amortization expenses related to the USAgencies acquisition for 2007 and future years is as follows (dollars in thousands):

2007	$5,095
2008	2,890
2009	1,700
2010	115

Total	$9,800

In conjunction with the acquisition of USAgencies, cash and cash equivalents were used in the acquisition as follows (dollars in thousands):

Fair value of tangible assets excluding cash and cash equivalents	$222,186
Fair value of intangible assets acquired	109,268
Capitalized direct expenses	1,512
Liabilities assumed	(156,548)

Cash and cash equivalents used	$176,418

On March 14, 2006, we completed the acquisition of the 27% minority ownership interest of Space Coast Holdings, Inc (“Space Coast”). We paid approximately $3.2 million to the minority owners and recorded $3.2 million in goodwill. Consequently, our current ownership interest in Space Coast is 100%.

For the three months ended March 31, 2007, we paid $72,000 in contingent purchase price adjustments related to prior acquisitions. For the three months ended March 31, 2006, we paid $143,000 in contingent purchase price adjustments related to prior acquisitions and $225,000 for the purchase of two retail stores.

6.	Notes Payable

On December 31, 2004, our newly formed trust subsidiary, Affirmative Insurance Holdings Statutory Trust I (“Trust Entity I”), completed a private placement of $30.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from Trust Entity I and contributed $29.0 million to AIC’s policyholders’ surplus. The trust preferred securities, which can be redeemed in whole or in part by the issuer after five years, bear an initial interest rate of 7.545% until December 15, 2009, at which time the securities will adjust quarterly to the 90-day LIBOR rate plus 3.6 percentage points. As of March 31, 2007, the note balance was $30.9 million.

On June 1, 2005, our newly formed trust subsidiary, Affirmative Insurance Holdings Statutory Trust II (“Trust Entity II”), completed a private placement of $25.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $25.0 million from Trust Entity II and the net proceeds from this borrowing, along with cash from operations, were used to purchase the 2.0 million shares of our common stock as discussed in Notes 1 and 9. The trust preferred securities, which can be redeemed in whole or in part by the issuer after five years, bear an initial interest rate of 7.792% until June 15, 2010, at which time they will adjust quarterly to the 90-day LIBOR rate plus 3.6 percentage points. As of March 31, 2007, the note balance was $25.8 million.

On March 29, 2005, USAgencies issued $20.0 million of floating rate subordinated notes with a stated maturity of March 15, 2035. We are required to make interest-only payments on a quarterly basis at the rate of the 3-month LIBOR plus 395 basis points (9.31% as of March 31, 2007). The variable interest rate will not exceed 12.50% through March 2010, with no limit thereafter. The notes are redeemable in whole or in part anytime

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
after March 15, 2010. Prior to March 15, 2010, the notes may only be redeemed in whole or in part subject to certain specific restrictions and prepayment penalties pursuant to the indenture agreement.

7.	Senior Credit Facility

On January 31, 2007, we entered into a $220.0 million senior secured credit facility (the “Facility”) provided by a syndicate of lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent that provides for a $200.0 million senior term loan facility and a revolving facility of up to $20.0 million, depending on our borrowing capacity. On March 8, 2007, we added The Frost National Bank, N.A. to the Facility when we received approval of the First Amendment to the Facility and executed a joinder agreement whereby Frost became the provider of an initial revolving credit commitment of $15.0 million. The revolving portion of the Facility includes an option to increase the $20.0 million principal amount of revolving loans available thereunder by up to an additional $20.0 million and a $2.0 million sublimit for letters of credit. Our obligations under the Facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of AIC. The facility contains certain financial covenants, which include capital expenditure limitations, minimum interest coverage requirements, maximum leverage ratio requirements, minimum risk-based capital requirements, maximum combined ratio limitations, minimum fixed charge coverage ratios and a minimum consolidated net worth requirement, as well as other restrictive covenants. In connection with entering into the Facility, we incurred $6.4 million in deferred debt acquisition costs that is being amortized over the seven year term of the Facility.

Concurrently with entering into the Facility, the Company borrowed $200.0 million (the “Borrowing”) under the term loan portion of the Facility to finance our acquisition of USAgencies and to pay related costs and expenses. The principal amount of the Borrowing is payable in quarterly installments of $500,000, with the remaining balance due on the seventh anniversary of the closing of the Facility. Beginning in 2008, we are also required to make additional annual principal payments that are to be calculated based upon our financial performance during the preceding fiscal year. In addition, certain events, such as the sale of material assets or the issuance of significant new equity, necessitate additional required principal repayments.

The interest rate shall be determined at the beginning of each interest period based on the Alternative Base Rate (“ABR”) or the Adjusted LIBOR Rate as defined in the credit agreement. The ABR is the greater of (a) the prime rate plus 2.50% or (b) the federal funds rate plus 3.00%. The Adjusted LIBOR Rate is the 1, 2, 3 or 6 month LIBOR plus a margin of 3.50%. For the initial 60 day interest period ending March 30, 2007, interest was determined by the credit agreement at the ABR of 10.75% (8.25% prime rate plus 2.50%). At the beginning of each subsequent interest period, the rate is the ABR unless the Company elects to use the Adjusted LIBOR Rate by notifying the lender prior to the effective interest period. The Company will choose the lower interest rate for each subsequent interest period. Based on March 31, 2007 interest rates, the Adjusted LIBOR Rate is 8.82%, as determined by using the 1 month LIBOR rate plus a margin of 3.50%. The Company notified the lender prior to the March 31, 2007 interest period of its election to use the Adjusted LIBOR Rate for the current interest period.

As of March 31, 2007, we have no borrowings under the revolving portion of the Facility.

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

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
alleged bad faith or extra-contractual damages and some have claimed punitive damages. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. For detailed information concerning legal actions, please refer to “Legal Proceedings” contained elsewhere in this report.

In December 2003 InsureOne Independent Agency, LLC (“InsureOne”), American Agencies General Agency, Inc. and Affirmative Insurance Holdings, Inc. brought action in the Circuit Court of Cook County, Illinois to enforce non-compete and non-solicitation agreements entered into with James Hallberg, the former president of InsureOne, a wholly-owned subsidiary, and eight former employees of InsureOne and two of Hallberg’s family trusts. The court entered interim orders prohibiting all defendants, including Hallberg, from hiring any employees of InsureOne or of plaintiffs’ other underwriting agencies.

On November 9, 2005 upon the close of plaintiffs’ side of the case, the court ruled that the following counts from Plaintiffs’ 5th Amended Verified Complaint would remain in the case to be considered until the close of trial: 1) breach of contract by James P. Hallberg; 2) breach of contract by James P. Hallberg Gift Trust and Patricia L. Hallberg Gift Trust; and 3) breach of contract by William Hallberg.

James Hallberg’s currently pending counterclaims include breach of contract, fraud, and breach of fiduciary duty. The Hallberg family gift trusts have also asserted a single counterclaim that alleges fraud and breach of fiduciary duty in relation to the purchase of that same 20% minority interest in InsureOne in 2003. We are vigorously contesting the counterclaims and are exercising all available rights and remedies.

We are seeking between $15.0 and $23.0 million in damages for lost profits and diminution in value. James Hallberg and the Hallberg family gift trust are seeking combined damages of $4,530,482. The bench trial of this matter has concluded. The court is expected to render judgment during the first half of 2007.

Affirmative Insurance Holdings, Inc. and Affirmative Property Holdings, Inc. brought action against Business Risk Technology, Inc. and Steven M. Repetti (“BRT”) in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida on January 6, 2006 for fraudulent inducement, breach of contract, breach of the covenant of good faith and fair dealing, and for declaratory and supplemental relief arising from the defendant’s wrongful conduct and contractual breaches. The details of such allegations are set forth in the petition. This action involves our enforcement of certain rights under a software license agreement we entered with BRT wherein BRT agreed to develop and provide us with a complete, turnkey software system for use by our various affiliates. Among the requested relief, we are seeking declaratory relief, a return of confidential and proprietary information, monetary damages, attorneys’ fees, reasonable pre-judgment and post-judgment interest, and any other relief the Court deems just. On April 27, 2006, BRT counterclaimed for breach of contract, unjust enrichment, fraud, unfair and deceptive trade practices and libel. Subsequently, the court dismissed the unfair and deceptive trade practices and libel claims without prejudice and provided BRT with leave to amend its complaint in ten (10) days; however, BRT did not amend. Mediation has been ordered by the court to occur before September 27, 2007. Parties have been ordered to be ready for trial in October 2007. We are vigorously prosecuting the claims against the defendants and are exercising all available rights and remedies against them.

On December 21, 2005, Donna Villegas brought suit against Affirmative Insurance Holdings, Inc. in the United States District Court for the Northern District of Texas, Dallas Division, under the Family and Medical Leave Act (“FMLA”) for retaliation. Specifically, Plaintiff claims that Affirmative retaliated against her in violation of 29 U.S.C. § 2615(a) for requesting and taking intermittent FMLA leave by allegedly demoting her and ultimately terminating her employment. A bench trial took place the week April 2, 2007, at which time plaintiff quantified her damages of approximately $270,000 in back and front pay, in addition to seeking liquidated damages under FMLA , attorney’s fees and interest. Judgment is expected to be rendered by the court within the second quarter of 2007. We believe plaintiff’s allegations in this lawsuit are without merit and will continue to vigorously contest the claims brought by plaintiff, and intend to exercise all available rights and remedies; however, the ultimate outcome of this matter is uncertain.

On October 18, 2002, the named plaintiff Nickey Marsh filed suit in the Fourth Judicial District Court of Louisiana against USAgencies alleging that certain adjustments to the actual cash value of his total loss

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
automobile claim were improper. An amending petition, filed on October 24, 2003, made class action allegations, and sought class-wide compensatory damages, attorneys’ fees and punitive damages of $5,000 per claimant. The parties conducted class certification discovery, and statistics prepared from discovery estimates indicate that approximately 2,700 to 4,000 such claims may exist. The contested adjustments to actual cash value were approximately $50 to $100 per claim. After a class certification hearing in February of 2006, a judgment was rendered on August 7, 2006 certifying the class. USAgencies continues to contest the class certification, and has filed an appellate brief with the Louisiana Second Circuit Court of Appeal arguing against the same. Briefing and oral argument in the appellate court are complete, and a decision is pending. Pursuant to the terms of the Acquisition Agreement between the Company and USAgencies, the selling parties are bound to indemnify the Company from any and all losses attendant to claims arising out of the Marsh litigation out of a sum placed into escrow specifically for such purpose (the “Marsh Litigation Reserve”). The Acquisition Agreement provides that the Marsh Litigation Reserve shall not exceed the amount placed into escrow, and that upon the final resolution of the Marsh litigation by (i) a court order that is final and nonappealable or (ii) a binding settlement agreement and (b) the determination of all amounts to be paid with respect to Marsh litigation (the “Marsh Payments”), the amount constituting the Marsh Payments shall be paid out of the Marsh Litigation Reserve to the Company either (i) in accordance with a joint written instruction by the Company and the Seller or (ii) pursuant to a court order or judgment that is final and nonappealable sent to the escrow agent by the Company or the Seller, and any portion of the Marsh Litigation Reserve not so required to be paid to the Company shall be promptly paid by the escrow agent to the Seller. We believe plaintiffs’ allegations in this lawsuit are without merit and will continue to vigorously contest the claims brought by the plaintiffs, and intend to exercise all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain, and, although we believe it is unlikely, it is nevertheless possible that the aggregate amount payable at the conclusion of the Marsh litigation may exceed the Marsh Litigation Reserve, and the Seller may not have the financial ability to indemnify the Company for any losses in excess of said reserve.

On December 8, 2006, Michael V. Clegg, APLC, brought suit for damages for alleged breach of contract against USAgencies Insurance Company [sic] (“USAgencies”), a subsidiary of the Registrant, in the Nineteenth Judicial District Court of Louisiana. Plaintiff alleges that USAgencies breached a contract with Mr. Clegg’s law firm purportedly granting the firm exclusive rights to serve as counsel for USAgencies in the State of Louisiana for a period of two (2) years commencing on December 15, 2005 and ending December 15, 2007. USAgencies has answered timely denying the substance of the claims. The parties have agreed to bifurcate the liability and damage portions of this matter. USAgencies has filed a Peremptory Exception of No Cause Action on grounds that a client can terminate the attorney-client relationship at any time, limiting the attorney’s recovery to quantum meruit, regardless of the type of agreement that the parties may have entered into. We believe plaintiff’s allegations in this lawsuit are without merit and will continue to vigorously contest the claims brought by plaintiff, and intend to exercise all available rights and remedies against him; however, the ultimate outcome of this matter is uncertain.

Recently, two of our owned underwriting agencies were subject to a routine sales and use tax audit conducted by the State of Texas. The examiner for the State of Texas has now completed his audit report and delivered a audit assessment to us. The examiner’s report asserts that, for the period from January 2002 to December 2005, we should have collected and remitted approximately $2.9 million in sales tax derived from claims services performed by our underwriting agencies for policies sold by these underwriting agencies and issued by Old American County Mutual Insurance Company, an unaffiliated insurance company, through a fronting arrangement. The assessment includes an additional $412,000 for accrued interest and penalty for a total assessment of $3.3 million. We believe that these services are not subject to sales tax, are vigorously contesting the assertions made by the state, and are exercising all available rights and remedies available to us.

On October 19, 2006, we responded to the assessment by filing petitions with the Comptroller of Public Accounts for the State of Texas requesting a redetermination of the tax due and a hearing to present written and oral evidence and legal arguments to contest the imposition of the asserted taxes. As a result of the timely filing of these petitions, an administrative appeal process has commenced and the date for payment is delayed until the completion of the appeal process. Such appeals routinely take up to three years and much longer for complex cases. As such, the outcome of this tax assessment will not be known for a commensurate amount of time. At this time, we are uncertain of the probability of the outcome of our appeal. Additionally, we cannot

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
reasonably estimate the ultimate liability at this time. We have not made an accrual for this as of March 31, 2007 as we do not believe this meets the requirements of FAS 5, Accounting for Contingencies.

9.	Stockholders’ Equity

In May 2006, we issued 2,925 shares of our common stock upon the exercise of options.

On May 9, 2006, the board of directors approved a share repurchase program for up to $15.0 million of our common stock over the subsequent 12 months. From time to time, repurchases may be made in the open market or through privately negotiated transactions at the discretion of management based on management’s assessment of market conditions and other relevant factors. We funded the purchases through internally available funds. In May and June 2006, we repurchased a total of 302,400 shares of our common stock at an average cost of $13.67 per share.

In June 2006, we issued 5,300 shares of our common stock upon the exercise of options.

In August 2006, we issued 2,104 shares of our common stock upon the exercise of options.

In October 2006, we issued 70,000 shares of restricted stock to Kevin R. Callahan, Chief Executive Officer, which vests ratably over five years. Total compensation recorded for the three months ended March 31, 2007 was approximately $52,000.

In October 2006, we issued 37,285 shares of our common stock upon the exercise of options.

In November 2006, we issued 20,000 shares of restricted stock to Joseph G. Fisher, Senior Vice President and General Counsel, which vests ratably over five years. Total compensation recorded for the three months ended March 31, 2007 was approximately $17,000.

In November 2006, we issued 25,000 shares of restricted stock to Robert A. Bondi, Executive Vice President and Chief Operating Officer, which vests ratably over five years. Total compensation recorded for the three months ended March 31, 2007 was approximately $20,000.

In November 2006, we issued 61,804 shares of our common stock upon the exercise of options.

In February 2007, we issued 7,273 shares of restricted stock to Robert A. Bondi, Executive Vice President and Chief Operating Officer that vests ratably over five years. Total compensation expense recorded for this issuance for the three months ended March 31, 2007 was approximately $2,000.

10.	Earnings per Share

The provisions of FASB Statement No. 128 (“SFAS 128”), Earnings per Share require presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128 is presented below:

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(dollars in thousands, except number of
	shares and per share amounts)
Three months ended March 31, 2007
Basic Earnings per Share
Net Income	$2,246	15,358,050	$0.15

Diluted Earnings per Share
Net Income	$2,246	15,358,050	$0.15
Effect of Dilutive Securities	—	108,995	—

	$2,246	15,467,045	$0.15

Three months ended March 31, 2006
Basic Earnings per Share
Net Income	$6,231	15,432,557	$0.40

Diluted Earnings per Share
Net Income	$6,231	15,432,557	$0.40
Effect of Dilutive Securities	—	30,575	—

	$6,231	15,463,132	$0.40

11.	Stock-Based Compensation

Effective January 1, 2006, we account for our stock-based compensation in accordance with FASB Statement No. 123R (“SFAS 123R”), Share-Based Payment.

For the three months ended March 31, 2007 and 2006, we have recognized $148,000 before income taxes ($96,200 after income taxes) and $163,000 before income taxes ($105,000 after income taxes), respectively, in share-based compensation expense under the requirements of SFAS 123R resulting in a negligible impact on earnings per share.

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

	Three months ended
	March 31,
	2007	2006
Weighted average risk-free interest rate: 1998 Plan	—	—
Weighted average risk-free interest rate: 2004 Plan	4.5%	4.5%
Expected term of option (in years): 1998 Plan	5.0	5.0
Expected term of option (in years): 2004 Plan	5.0	3.0
Volatility	25%	25%
Dividend yield	0.5%	0.6%

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
A summary of activity under the 1998 and 2004 Plans for the three months ended March 31, 2007 and 2006 is as follows:

	For the three months ended March 31, 2007
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term (years)	(000's)
1998 Plan
Outstanding, beginning of period	58,461	$7.59
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, end of period	58,461	$7.59	0.72	$568

Exercisable, end of period	58,461	$7.59	0.72	$568

2004 Plan
Outstanding, beginning of period	1,936,080	$19.01
Granted	—	—
Exercised	—	—
Forfeited	(105,000)	20.03

Outstanding, end of period	1,831,080	$18.95	8.87	$2,202

Exercisable, end of period	454,904	$15.90	8.37	$949

	For the three months ended March 31, 2006
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term (years)	(000's)
1998 Plan
Outstanding, beginning of period	94,675	$7.59
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, end of period	94,675	$7.59	1.68	$532

Exercisable, end of period	94,675	$7.59	1.68	$532

2004 Plan
Outstanding, beginning of period	1,453,428	$16.92
Granted	15,000	14.22
Exercised	—	—
Forfeited	(45,206)	14.54

Outstanding, end of period	1,423,222	$16.97	9.24	$—

Exercisable, end of period	341,116	$14.89	9.24	$—
     Stock option compensation expense is the estimated fair value of options granted and amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We did not grant any stock options for the three months ended March 31, 2007.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
A summary of activity for our nonvested restricted stock grants for the three months ended March 31, 2007 and 2006 is as follows:

	For the three months ended March 31,
	2007		2006
		Weighted		Weighted
		Average		Average
	Restricted	Grant-Date	Restricted	Grant-Date
	Stock	Fair Value	Stock	Fair Value
Nonvested, beginning of period	115,000	$15.44	8,000	$14.05
Granted	7,273	16.50	—	—
Vested	—	—	(4,000)	15.37
Canceled or expired	—	—	—	—

Nonvested, end of period	122,273	$15.50	4,000	$12.73

As of March 31, 2007, there was $2.7 million of total unrecognized compensation cost related to nonvested option compensation expense and $1.8 million of unrecognized compensation cost for nonvested restricted stock compensation expense that will be recognized over the remaining requisite service period. As of March 31, 2006, there was $2.2 million of total unrecognized compensation cost related to nonvested option compensation expense that will be recognized over the remaining requisite service period and $8,000 of unrecognized compensation cost for nonvested restricted stock compensation expense that will be recognized over the remaining requisite service period.

12.	Policy Acquisition Costs

Policy acquisition costs, primarily commissions, premium taxes and underwriting expenses related to issuing a policy are deferred and charged against income ratably over the terms of the related policies.

Our components of deferred acquisition costs and the related policy acquisition cost amortized to expense were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006
Beginning deferred acquisition costs (“DAC”)	$23,865	$24,453
Additions	25,411	22,513
Amortization of DAC	(19,237)	(18,897)

Ending deferred acquisition costs	$30,039	$28,069

13.	Subsequent Events

Effective April 30, 2007, we entered into an interest rate swap with a notional amount of $50.0 million that has been designated as a hedge of variable cash flows associated with that portion of the senior secured credit facility (See Note 7). This derivative instrument requires quarterly settlements whereby we pay a fixed rate of 4.993% and receive a three month LIBOR rate, reset every three months. The derivative expires on April 30, 2011.

We have designated this derivative instrument as a cash flow hedge in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities,

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
as subsequently amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of SFAS 133. The credit risk associated with this contract is limited to the uncollected interest payments and the fair market value of the derivative to the extent it has become favorable to us.

On April 17, 2007, we filed with the SEC a report on Form 8-K/A that included as exhibits (i) audited financial statements for USAgencies for the years ended December 31, 2006, 2005 and 2004 and (ii) pro forma financial information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto presented in this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2006 filed March 16, 2007, our Form 8-K filed March 19, 2007 and our Form 8-K/A filed April 17, 2007. This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated by such forward-looking statements.
We have identified the accounting policies listed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our annual report on Form 10-K for the year ended December 31, 2006 as critical to understanding our financial condition and results of operations. The application of these accounting policies requires us to use judgments involving assumptions and estimates about future results, trends or other developments that could significantly influence our results if actual experience differs from those assumptions and estimates. We review these judgments frequently.
Please see the discussion of critical accounting policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our annual report on Form 10-K for the year ended December 31, 2006.
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
We are currently active in offering insurance (both our own policies and those of third-party carriers) directly to individual consumers through our own retail sales locations in 10 states, (Louisiana, Illinois, Texas, Missouri, Indiana, South Carolina, Florida, Kansas, Wisconsin and Alabama) and distributing our own insurance policies through independent agents in 9 states (Illinois, Texas, Missouri, Indiana, South Carolina, Florida, California, Michigan and New Mexico). Today, the 13 states in which we operate collectively represent approximately 51% of the non-standard personal automobile insurance market. These combined states accounted for $14.6 billion in direct written premium in 2005, based on information from A. M. Best and our company analysis. We believe the states in which we operate are among the most attractive non-standard personal automobile insurance markets due to a number of factors, including size of market and existing regulatory and competitive environments.
On January 31, 2007, we completed the acquisition of USAgencies in a fully-financed all cash transaction valued at approximately $199.2 million. USAgencies is a non-standard personal automobile insurance distributor and provider headquartered in Baton Rouge, Louisiana. At the time of acquisition it had 92 retail sales locations in Louisiana, Illinois and Alabama selling its own insurance products directly to consumers through its own retail stores, virtual call centers and internet site. In 2006, USAgencies had gross written premium of approximately $177.1 million, an increase of 12.6% from 2005 gross written premiums of $157.3 million. The purchase of USAgencies was financed through $200.0 million in borrowings under a $220.0 million senior secured credit facility that was entered into concurrently with the completion of the acquisition.
As of March 31, 2007, our subsidiaries included five insurance companies licensed to write insurance policies in 40 states, four underwriting agencies and six retail agencies with 256 owned retail stores (24 of which are located in leased space within supermarkets owned by a major supermarket chain under an agreement signed in late 2005) and 33 franchised retail store locations serving 13 states. The acquisition of USAgencies, effective January 1, 2007, increased our operations by two insurance companies, a premium finance company and 91 additional owned retail stores.
Our operating components often function as a vertically integrated unit, capturing the premium and associated risk and commission income and fees generated from the sale of an insurance policy. There are other instances, however, when each of our operations functions with unaffiliated entities on an unbundled basis, either independently or with one or more of the other operations. For example, as of March 31, 2007, our insurance companies had relationships with two unaffiliated underwriting agencies that design, distribute and service our policies through their approximately 4,100 independent agencies, and our underwriting agencies distributed insurance policies through approximately 3,400 independent agencies in addition to our 256 owned and 33 franchised retail stores. In addition, our retail stores earn commission income and fees from sales of third-party policies, services and products.

Measurement of Performance
The Sales Process. We are an insurance holding company engaged in the underwriting, servicing and distributing of non-standard personal automobile insurance policies and related products and services. We distribute our products through three distinct distribution channels: our owned retail stores, independent agents and unaffiliated managing general agencies. We generate earned premiums and fees from policyholders through the sale of our insurance products. In addition, through our owned retail stores, we sell insurance policies of third-party insurers and other products or services of unaffiliated third-party providers and thereby earn commission income from those third-party providers/insurers and fees from the customers.
As part of our corporate strategy, we treat our owned retail stores as though they are independent agents, encouraging them to sell to their individual customers whatever products are most appropriate for and affordable by those customers. We believe that this offers our retail customers the best combination of service and value, developing stronger customer loyalty and improving customer retention. In practice, this means that in our owned retail stores, the relative proportion of the sales of our own insurance products as compared to the sales of the third- party policies will vary depending upon the competitiveness of our insurance products in the marketplace during the period. Recently, we have experienced a significant shift in this ratio towards third-party insurance carriers as we have enhanced our technology making it easier for our retail stores to sell third-party products. Overall, applications for third-party carriers represented 45.5% of our retail applications in the first quarter of 2007 as compared to 31.8% in the first quarter of 2006. This reflects our intention of maintaining the margins in our owned insurance carriers, even at the cost of business lost to third-party carriers.
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
In the independent agency distribution channel and the unaffiliated managing general agency (MGA) distribution channel, the effect of competitive conditions is the same as in our owned retail store distribution channel. As in our retail stores, independent agents (either working directly with us or through unaffiliated MGAs) not only offer our products but also offer their customers a selection of products by third-party carriers. Therefore, our insurance products must be competitive in pricing, features, commission rates and ease of sale or the independent agents will sell the products of those third-parties instead of our products. We believe that we are generally competitive in the markets we serve and we constantly evaluate our products relative to those of other carriers.
For our owned insurance carriers, one measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written by distribution channel for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three months ended
	March 31,
	2007	2006
Gross Premiums Written By:
Our underwriting agencies:
Our retail agencies	$79,817	$33,086
Independent agencies	51,946	43,502

Subtotal	131,763	76,588

Unaffiliated underwriting agencies	11,392	12,150
Other	(2)	11

Total	$143,153	$88,749

Total gross premiums written for the three months ended March 31, 2007 were $143.2 million, an increase of $54.4 million, or 61.3%, as compared to $88.7 million for the same period in 2006. In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance carriers’ products only and do not include premiums written for third-party insurance carriers. We only earn commission income and fees in our retail distribution channel for sales of third-party insurance policies. Gross premiums written in our retail distribution channel were $79.8 million, an increase of $46.7 million, or 141.2%, as compared to $33.1 million in the prior year primarily due to the acquisition of USAgencies in January 2007. Our retail strategy is to operate our owned stores as independent agencies, allowing us to provide customers with the choice of the best combination of pricing and features from among both our own insurance products and those of third-party insurers.
In our independent agency distribution channel, gross premiums written were $51.9 million, an increase of $8.4 million, or 19.4%, as compared to $43.5 million for the same period in 2006, principally due to increased production in our Michigan and Florida underwriting agencies, partially offset by a slight decrease in production in our Texas and South Carolina operations.
Gross premiums written for our unaffiliated agencies were $11.4 million, a decrease of $758,000, or 6.2%, as compared to $12.2 million in the prior year. For strategic reasons we have chosen to reduce our emphasis on the unaffiliated underwriting agencies distribution channel. As of March 31, 2007, we have two active unaffiliated relationships as compared to three in the same period of the prior year. In addition, due to increased competition in California, we have experienced decreased production in one of our continuing unaffiliated relationships.
The following table displays our gross premiums written by state for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Louisiana *	$44,285	$—
Illinois*	22,055	23,245
Texas	21,877	24,427
California	10,846	11,883
Michigan	9,430	4,559
Florida	8,921	6,018
Alabama*	6,785	—
Missouri	6,689	2,447
Indiana	5,173	6,612
South Carolina	4,617	5,865
New Mexico	1,931	3,415
Arizona	323	105
Georgia	117	178
Utah	106	(13)
Other	(2)	8

Total	$143,153	$88,749

*	States in which USAgencies operates.

Commission Income and Fees. Another measurement of our performance is the relative level of production of commission income and fees. Commission income and fees consists of three principal types, including (a) the commission income and fees earned by our underwriting agencies on insurance business that is not written or retained by us, (b) policy, installment, premium finance and agency fees earned for business written or assumed by our insurance companies both through independent agents and our retail agencies and (c) the commission income earned on sales of unaffiliated (third-party) companies’ insurance polices or other products sold by our retail agencies. These various types of commission income and fees are impacted in different ways by the corporate decisions we make in pursuing our corporate strategy.
Commission income and fees earned by our underwriting agencies on business that is not written or retained by us. We only earn this income when we reinsure a portion of our insurance business to other parties. With the exception of USAgencies’ reinsurance program, we have substantially eliminated our reinsurance contracts and, as a result, this income source has been almost eliminated. Instead, we generate additional premium on the retained business, increasing our earned premiums. Had we continued to utilize reinsurance to a greater extent, our earned premiums would have been reduced but we would have earned greater commission income and fees for servicing the policies. In the future, we may choose to increase the use of reinsurance, which could result in an increase in this type of commission income and fees. Specifically, we intend to reinsure a significant portion of the business written in Louisiana and Alabama resulting from the acquisition of USAgencies.
Policy, installment, premium finance and agency fees are earned for business written or assumed by our insurance companies both through independent agents and our retail agencies. Policy, installment and agency fees are fees charged to the customers in connection with their purchase of coverage from our insurance carriers. We can increase or decrease agency and installment fees at will, but policy fees must be approved by the applicable state’s department of insurance. Premium finance fees are financing fees earned by our premium finance subsidiary and consist of interest and origination fees on our carriers’ policies that the customers choose to finance. In the second quarter of 2006, we reduced or eliminated our agency fees in our retail stores to reduce the cost to the customer of purchasing coverage from us. This increased the overall level of sales and thereby increased our commission income (when the product sold is a third-party carrier’s coverage) and earned premiums (when the product sold is our own insurance carrier’s coverage). We believe that this change in our agency fee implementation reduced our near-term commission income and fees but increased our long-term profitability as those incremental commissions from third-party carriers and earned premiums at our own insurance carriers are earned into revenue over the service life of the incremental policies sold. In the fourth quarter of 2006, we reinstituted certain agency fees but at a moderate level as compared to the first half of the year.
The commissions earned on sales of unaffiliated (third-party) companies’ products sold by our retail agencies. As described above, in our owned retail stores, there has been a shift in the relative proportion of the sales of third-party insurance products as compared to sales of our own carriers’ products due to the relative competitiveness of our insurance products. This has resulted in an increase in our commission income and fees from non-affiliated third-party insurers. We negotiate commission rates with the various third-party carriers whose products we agree to sell in our retail stores. As a result, the level of third-party commission income will also vary depending upon the mix by carrier of third-party products that are sold. In addition, we earn fees from the sales of other products and services (such as tax preparation services, auto club memberships and bond cards) offered by unaffiliated companies.
Losses and Loss Adjustment Expenses. Since the largest expenses of an insurance company are the losses and loss adjustment expenses, another measurement of our insurance carriers’ performance is the level of such expenses, specifically as a ratio to earned premiums. Our losses and loss adjustment expenses are a blend of the specific estimated and actual costs of providing the coverage contracted by the purchasers of our insurance policies. We maintain reserves to cover our estimated ultimate liability for losses and related loss adjustment expenses for both reported and unreported claims on the insurance policies issued by our insurance companies. The establishment of appropriate reserves is an inherently uncertain process, involving actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of claims based on historical claims information, estimates of future trends in claims severity and other variable factors such as inflation. Due to the inherent uncertainty of estimating reserves, reserve estimates can be expected to vary from period to period. To the extent that our reserves prove to be inadequate in the future, we would be required to increase our reserves for losses and loss adjustment expenses and incur a charge to earnings in the period during which such reserves are increased. We have a limited history in establishing reserves and the historic development of our reserves for losses and loss adjustment expenses is not necessarily indicative of future trends in the development of these amounts.

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
Consolidation Process. Our agencies sell non-standard personal automobile insurance policies that are issued by our own insurance carriers as well as third-party carriers. For the policies issued by our own insurance carriers, our insurance companies pay our underwriting agencies a commission. Our insurance companies recognize earned premium and related commission expense associated with these policies, while our underwriting agencies recognize commission income and fees. The amount of commission that our insurance companies pay our underwriting agencies is recorded as insurance-level commission expense that becomes part of the insurance companies’ deferred acquisition costs. In addition, the underwriting agencies record agency-level policy acquisition expenses such as independent agent commissions, workforce and operating expenses. Our underwriting agencies incur policy acquisition expenses because our underwriting operation is accounted for as a function of those agencies. Since both the insurance companies and the underwriting agencies have recorded revenue and expenses related to selling our own insurance policies, we eliminate the internal commission income and fees and the policy acquisition expenses recorded as selling, general and administrative expenses on our underwriting agencies.

Results of Operations
The following table summarizes our consolidated results of operations for the three months ended March 31, 2007 and 2006 (dollars in thousands except per share data and ratio computations).

	Three months ended March 31,
	2007	2006	% Change
Revenues
Net premiums earned	$82,770	$73,038	13.3%
Commission income and fees	23,383	17,499	33.6%
Net investment income	3,961	2,060	92.3%
Net realized losses	(169)	(367)	-54.0%

Total revenues	109,945	92,230	19.2%

Expenses
Losses and loss adjustment expenses	57,952	47,652	21.6%
Selling, general and administrative expenses	38,625	32,601	18.5%
Depreciation and amortization	3,288	1,060	210.2%
Interest expense	6,632	1,085	511.2%

Total expenses	106,497	82,398	29.2%

Net income before income taxes and minority interest	3,448	9,832	-64.9%
Income tax expense	1,202	3,520	-65.9%
Minority interest, net of income taxes	—	81	NM

Net income	$2,246	$6,231	-64.0%

Net income per common share — Basic	$0.15	$0.40	-62.5%

Net income per common share — Diluted	$0.15	$0.40	-62.5%

Weighted average shares outstanding — Basic	15,358,050	15,432,557
Weighted average shares outstanding — Diluted	15,467,045	15,463,132

Operational Information
Gross premiums written	$143,153	$88,749	61.3%
Net premiums written	$102,112	$87,058	17.3%
Percentage retained	71.3%	98.1%

Loss Ratio	70.0%	65.2%
Expense Ratio	22.4%	22.1%

Combined Ratio	92.4%	87.4%

Comparison of the Three Month Periods Ended March 31, 2007 and March 31, 2006
Total revenues for the three months ended March 31, 2007 were $109.9 million, an increase of $17.7 million, or 19.2%, as compared to total revenues of $92.2 million for the same period in 2006. The increase in revenues was primarily due to our acquisition of USAgencies in January 2007, which increased our revenues from the policies sold in Louisiana and Alabama, two states where we had not previously operated.
The largest component of our revenues is net premiums earned on insurance policies issued by our five affiliated insurance carriers. Net premiums earned for the three months ended March 31, 2007 were $82.8 million, an increase of $9.7 million, or 13.3%, as compared to $73.0 million in the prior year. Since insurance premiums are earned over the service period of the policies, our revenue in the current period includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. As shown in the table below, net premiums earned on policies sold through our affiliated underwriting agencies (the combined retail and independent agencies distribution channels) increased by $10.3 million, or 16.5%. This increase is primarily due to our acquisition of USAgencies with its insurance business in Louisiana, Alabama and Illinois. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $584,000, or 5.5%, as compared to the prior year. For strategic reasons we have chosen to reduce our emphasis on the unaffiliated underwriting agencies distribution channel.

	Three Months Ended
	March 31,
	2007	2006	% Change
Our underwriting agencies	$72,711	$62,395	16.5%
Unaffiliated underwriting agencies	10,059	10,643	-5.5%

Total net premiums earned	$82,770	$73,038	13.3%

Commission income and fees consists of (a) the commission income and fees earned by our underwriting agencies on business that is not written or retained by us, (b) policy, installment, premium finance and agency fees earned for business written or assumed by our insurance companies (affiliated) both through independent agents and our retail stores and (c) the commissions and agency fees earned on sales of unaffiliated (third-party) companies’ insurance policies or products sold by our retail stores. The table below displays the components of consolidated commission income and fees earned for the three months ended March 31, 2007 and March 31, 2006 (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006	Variance	Variance
			($)	(%)
Income on non-retained business
- MGA commissions	$409	$913	$(504)	-55%
- Claims service fee income	511	892	(381)	-43%

Affiliated
- Policyholder fee income	9,792	10,557	(765)	-7%
- Premium finance fees and interest	5,798	—	5,798	NM
- Agency fees	409	1,145	(736)	-64%

Non-affiliated income — third party
-Commissions and fees	5,977	3,673	2,304	63%
- Agency fees	487	319	168	53%

Total commission income and fees	$23,383	$17,499	$5,884	34%

For the three months ended March 31, 2007, our consolidated financial statements reflect $23.4 million in commission income and fees, an increase of $5.9 million, or 33.6%, as compared to $17.5 million in the three months ended March 31, 2006. This increase on a reported consolidated basis is primarily related to the addition of income from premium finance fees generated largely by the premium finance company acquired as part of the USAgencies transaction.
Commission income and fees on non-retained business has continued to decline as policies that were partially reinsured in prior periods expire.
Our affiliated commission income and fees decreased as compared to the prior year due to a change in our product pricing. During 2006, in connection with our strategy of operating our retail stores as independent agencies, in many of our markets we reduced or eliminated the agency fee charged to a customer when a policy was written. This allowed us to offer our customers a more affordable down payment on the insurance products that best met their needs and, in some cases, improved the competitiveness of our product offerings as compared to the products of unaffiliated insurance companies. By foregoing these fees, we believe that we have gained new customers and increased premiums written. In the fourth quarter of 2006, we reinstituted certain agency fees but at a moderate level as compared to the first half of that year. This resulted in a reduction in agency fees for both affiliated and non-affiliated business in the first quarter of 2007 as compared to the comparable period in 2006. We believe that this reduction will be largely or completely offset by an increase in the commission income earned on incremental sales of third-party products and earned premiums on incremental sales of our own insurance products. Commission income from sales of third-party business is earned over time as the customers pay their premiums to the third-party carriers.
Non-affiliated commission income and fees from sales of third-party insurance policies and products increased 61.9% due to a shift in the relative proportion of sales of third-party products as compared to sales of our own carriers’ products. Overall, applications for third-party carriers represented 45.5% of our retail applications in the first quarter of 2007 as compared to 31.8% in the first quarter of 2006. This reflects our intention of maintaining the margins in our owned insurance carriers, even at the cost of business lost to third-party carriers.
Net investment income for the three months ended March 31, 2007 was $4.0 million, an increase of $1.9 million, or 92.3%, compared to $2.1 million in the same period in 2006. The increase was primarily due to the 47.4% increase in total invested assets to $324.2 million at March 31, 2007 from $220.0 million at March 31, 2006, resulting from our acquisition of USAgencies effective January 1, 2007. The average investment yield was 4.1% (5.4% on a taxable equivalent basis) in the first quarter of 2007 as compared to 3.5% (5.0% on taxable equivalent basis) in the comparable quarter of 2006.
Losses and loss adjustment expenses for the three months ended March 31, 2007 were $58.0 million, an increase of $10.3 million, or 21.6%, as compared to $47.7 million for the same period in 2006. The increase was primarily due to our acquisition of USAgencies effective January 1, 2007. In 2007, our first quarter loss and loss adjustment expense ratio was 70.0% as compared to 65.2% in the prior year. The increase is primarily due to the addition of USAgencies’ book of business, which operates at a higher loss and loss adjustment expense ratio than our other insurance companies have experienced. In addition, our insurance companies, excluding USAgencies, have experienced a modest increase in the 2007 loss and loss adjustment expense ratio due to slightly negative premium trends resulting from selected rate and product changes during 2006. Moreover, in the first quarter of 2007, our insurance companies experienced less favorable loss development on prior periods’ business than we experienced in the prior year’s first quarter. The impact from the favorable loss ratio development on our loss and loss adjustment expense ratio was 2.0% for the three months ended March 31, 2007 as compared to 3.3% in the comparable period of the prior year. The following table displays the impact of favorable loss development on prior years’ business on our loss and loss adjustment expense ratio for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Loss and loss adjustment expense ratio — current period	72.0%	68.5%
Favorable loss ratio development — prior period business	-2.0%	-3.3%

Reported loss and loss adjustment expense ratio	70.0%	65.2%

Selling, general and administrative expenses for the three months ended March 31, 2007 were $38.6 million, an increase of $6.0 million, or 18.5%, as compared to $32.6 million for the same period in 2006. The overall increase in selling, general and administrative expenses was primarily due to the acquisition of USAgencies in January 2007. Other significant costs that impact comparability of selling, general and administrative expenses for the quarter ended March 31, 2007 were approximately $3.8 million consisting of $3.5 million in costs related to the Accenture outsourcing project and $279,000 in expense related to an operating software system that we decided to replace (the total cost of this software’s replacement incurred in the quarter was $454,000 including an additional $175,000 that is separately reported as realized loss on the disposal of the software).
The following table displays the change in capitalized deferred acquisition costs as well as the impact that amortization of the deferred acquisition costs has on selling, general and administrative expenses:

	Three Months Ended
	March 31,
	2007	2006
	(dollars in thousands)
Beginning deferred acquisition costs (“DAC”)	$23,865	$24,453
Additions	25,411	22,513
Amortization of DAC	(19,237)	(18,897)

Ending DAC	$30,039	$28,069

Amortization of DAC as % of Earned Premium	23.2%	25.9%

Policy acquisition costs (amortization of DAC)	$19,237	$18,897
Other selling, general and administrative expenses	19,388	13,704

Total selling, general and administrative expenses	$38,625	$32,601

Total SG&A expenses as % of Earned Premium	46.7%	44.6%
The amortization of DAC is the policy acquisition cost component of selling, general and administrative expenses. It decreased as a percentage of earned premiums in the first quarter of 2007 to 23.2% from 25.9% in the first quarter of 2006. The decrease in the ratio reflects the effect of purchase accounting because USAgencies’ historical DAC as of the effective date of the acquisition was used to value the unearned premium on that date, essentially eliminating the DAC and thereby resulting in decreased amortization of DAC for the quarter ended March 31, 2007. Other selling, general and administrative expenses increased 41.5% from $13.7 million in the first quarter of 2006 to $19.3 million in the first quarter of 2007 largely due to the inclusion of USAgencies’ selling, general and administrative expenses in our 2007 first quarter. In addition, the costs related to the Accenture outsourcing project incurred in the first quarter 2007 are substantially in excess of our IT expenses for the first quarter of 2006.
As of March 31, 2007, we employed 1,358 employees as compared to 942 as of December 31, 2006 and 1,168 as of March 31, 2006. The increase is primarily due to the acquisition of USAgencies in January 2007. At December 31, 2006, USAgencies had 459 employees.
As shown in the table below, our expense ratio for the three months ended March 31, 2007 was 22.4%, as compared to 22.1% for the same period in 2006. The expense ratio calculation includes the sum of selling, general and administrative expenses and depreciation and amortization in the dividend and then treats all commission income and fees as a reduction of that sum, with the divisor consisting of earned premium only. Therefore, the slight increase in our expense ratio is primarily due to the 18.5% increase in selling, general and administrative expenses, which is largely offset by the increase in commission income and fees due to the addition of premium finance fees. The following table displays components of our expense ratio calculation for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Selling, general and administrative expenses	$38,625	$32,601
Depreciation and amortization	3,288	1,060
Less: commission income and fees	(23,383)	(17,499)

Total expenses, net of commission income and fees (dividend)	$18,530	$16,162

Net premiums earned (divisor)	$82,770	$73,038

Expense ratio	22.4%	22.1%
Depreciation and amortization expenses for the three months ended March 31, 2007 were $3.3 million, an increase of $2.2 million, or 210.2%, as compared to $1.1 million for the same period in 2006. Depreciation expense increased by $668,000 and that was amortization expense increased $1.6 million for the three months ended March 31, 2007 primarily as a result of the acquisition of USAgencies effective January 1, 2007. The USAgencies-related costs consist of the amortization for the intangible costs of brand name, non-competition agreement and customer relationships determined as required by purchase accounting.
Interest expense for the three months ended March 31, 2007 was $6.6 million, an increase of $5.5 million, or 511.2%, as compared to $1.1 million for the same period in the prior year. Interest expense is related to the $220.0 million senior secured credit facility that we entered into on January 31, 2007, our $56.7 million notes payable (issued in December 2004 and June 2005 following our private placement of $30.0 million and $25.0 million, respectively, of trust preferred securities) and the $20.0 million in floating rate subordinated notes that were assumed in the acquisition of USAgencies. Our weighted average interest cost for the three months ended March 31, 2007 was 10.1% for our senior secured credit facility described below and 8.22% for the trust preferred securities and subordinated notes.
Pretax income for the three months ended March 31, 2007 was $3.4 million, a decrease of $6.4 million, or 64.9%, as compared to $9.8 million for the same period in 2006.
Income tax expense for the three months ended March 31, 2007 was $1.2 million, or an effective rate of 34.9%, as compared to income tax expense of $3.5 million, or an effective rate of 35.8%, for the same period in 2006.
Minority interest, net of income taxes for the three months ended March 31, 2007 was zero as compared to $81,000 for the same period in 2006. We no longer recognize minority interest due to our purchase of the remaining 27.0% interest in our Florida underwriting agency from the minority holders in March 2006. We currently own 100% of this underwriting agency.
Liquidity and Capital Resources
Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries, including our insurance company subsidiaries.
There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of March 31, 2007, we had $7.9 million of cash at the holding company level and $12.2 million of cash and cash equivalents at our non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding December 31 or the insurance company’s net income for the 12-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurance company’s remaining surplus after payment of a dividend or other distribution to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. In 2007, our insurance companies may pay up to $16.0 million in ordinary dividends (including $4.9 million that Casualty may pay) to us without prior regulatory approval. However, the maximum dividend capacity is not immediately available in 2007 due to dividend payments of $15.3 million (including $3.8 million from Casualty) by our insurance company subsidiaries in December 2006. Our insurance companies’ statutory surplus as of March 31, 2007 was $181.8 million for the combined AIC group of insurance companies (the “AIC Group”), consisting of AIC, Insura, Affirmative Insurance Company of Michigan (“AIC of Michigan”) and Casualty, and $8.1 million for Direct (not part of the AIC Group) as compared to $130.0 million as of March 31, 2006.
The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At March 31, 2007, the capital ratios of the AIC Group and Direct substantially exceeded the risk-based capital requirements and exceeded the highest level for regulatory action under the risk-based capital guidelines.
Following the completion of our acquisition of USAgencies on January 31, 2007, A.M. Best downgraded our rating from “B+” (Good) to “B” (Fair) due, in part, to our high tangible financial leverage resulting from the additional $200.0 million in debt that was utilized to finance the acquisition of USAgencies and to certain execution risks that A.M. Best believes exists relative to the overall infrastructure resulting from the combination of the two companies.
Our operating subsidiaries’ primary sources of funds are premiums received, commission and fee income, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.
Net cash provided by operating activities was $26.1 million for the three months ended March 31, 2007, as compared to net cash provided by operating activities of $3.4 million for the same period in 2006. The change in the operating cash flow was principally due to a decrease in restricted cash for our agencies of $15.9 million, a net decrease in insurance related items of $5.2 million such as collections of premiums and commissions receivable, payments of losses and loss adjustment expenses and unearned premiums, as well as an increase in accounts payable and accrued expenses of $8.6 million, offset by an increase in our receivable for premium finance contracts of $7.0 million.
Net cash used in investing activities was $215.4 million for the three months ended March 31, 2007, as compared to net cash used in investing activities of $24.6 million for the same period in 2006. The increase in cash used in investing activities was primarily due to an increase in bonds acquired of $18.2 million and cash paid for the acquisition of USAgencies in January 2007, offset by cash received from USAgencies in the acquisition.
Net cash provided by financing activities was $192.8 million for the three months ended March 31, 2007, as compared to net cash used in financing activities of $309,000 for the same period in 2006. The increase in cash provided by financing activities for the three months ended March 31, 2007 is primarily due to the cash received from the senior secured credit facility for the acquisition of USAgencies in January 2007 offset by $6.7 million paid in debt issuance costs.
During 2006, we developed a comprehensive implementation plan and supporting business case to consolidate and transform our primary business applications onto a new strategic platform. This plan encompasses consolidating and migrating our multiple claims, point-of-sale and policy administration systems onto single strategic platforms, as well as deploying new premium finance, agency management system for retail, reporting and business analytics capabilities. For all components of this systems transformation plan, we have selected, or are in the process of selecting, a software package that we will configure and integrate to meet our unique needs. We believe this systems transformation will position us to realize significant strategic benefits including: systemic pricing advantage in our marketplace via consolidated and streamlined systems and operations; faster product time to market; additional retail revenue via premium financing; improved claims and underwriting performance via increased automated application of best practice processing rules; a platform to simplify and hasten post-merger and acquisition integration—reducing integration costs and accelerating synergies realization; and improved customer focus and retention. In November 2006, we received approval from our board of directors to commence with the first phase of this transformation, the implementation of premium finance. We plan to implement a wholly-owned premium finance company and supporting technology by the end of 2007. In addition, during the first quarter of 2007, we received the approval from our board of directors to commence the other phases of the systems consolidation and transformation program.
We believe that existing cash and investment balances, as well as new cash flows generated from operations and available borrowings under our other credit facilities, will be adequate to meet our capital and liquidity needs during the 12-month period following the date of this report at both the holding company and insurance company levels. We do not currently know of any events that could cause a material increase or decrease in our long-term liquidity needs other than the capital expenditures related to our strategic systems consolidation and transformation program and the debt service requirements of the senior secured credit facility completed on January 31, 2007 to fund the acquisition of USAgencies.
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
Concurrently with entering into the Facility, we borrowed $200.0 million (the “Borrowing”) under the senior term loan portion of the Facility to finance our acquisition of USAgencies and to pay related costs and expenses. The principal amount of the Borrowing is payable in quarterly installments of $500,000, with the remaining balance due on the seventh anniversary of the closing of the Facility. Beginning in 2008, we are also required to make additional annual principal payments that are to be calculated based upon our financial performance during the preceding fiscal year. In addition, certain events, such as the sale of material assets or the issuance of significant new equity, will necessitate additional required principal repayments. As of the date of this filing, we have not borrowed any funds under the revolving portion of the Facility.
The interest rate for the Facility shall be determined at the beginning of each interest period based on the Alternative Base Rate (“ABR”) or the Adjusted LIBOR Rate as defined in the credit agreement. The ABR is the greater of (a) the prime rate plus 2.50% or (b) the federal funds rate plus 3.00%. The Adjusted LIBOR Rate is the 1, 2, 3 or 6 month LIBOR plus a margin of 3.50%. For the initial 60 day interest period ending March 30, 2007, interest was determined by the credit agreement at the ABR of 10.75% (8.25% prime rate plus 2.50%). At the beginning of each subsequent interest period, the rate is the ABR unless the Company elects to use the Adjusted LIBOR Rate by notifying the lender prior to the effective interest period. The Company will choose the lower interest rate for each subsequent interest period. Based on March 31, 2007 interest rates, the Adjusted LIBOR Rate is 8.82% as determined by using the one month LIBOR rate plus the margin of 3.50%. The Company notified the lender prior to the March 31, 2007 interest period of its election to use the Adjusted Libor Rate for the next interest period.

In connection with the closing of the Facility on that date, we terminated our existing Credit Agreement with The Frost National Bank dated July 30, 2004, as amended (the “Prior Credit Agreement”). At the time of the termination of the Prior Credit Agreement, there were no borrowings or other amounts outstanding under the Prior Credit Agreement. As of December 31, 2006, there were no outstanding loan amounts due under the Prior Credit Agreement, and we were in compliance with all of our financial and other restrictive covenants.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We believe that interest rate risk and credit risk are the two types of market risk to which we are principally exposed.
Interest rate risk. Our investment portfolio consists principally of investment-grade, fixed income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general the fair market value of a portfolio of fixed income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of less than three years. The fair value of our fixed income securities as of March 31, 2007 was $342.7 million. The effective duration of the portfolio as of March 31, 2007 was 1.46 years. Should the market interest rates increase 1.0%, our fixed income investment portfolio would be expected to decline in market value by 1.46%, or $5.0 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 1.46%, or $5.0 million, increase in the market value of our fixed income investment portfolio.
Credit risk. An additional exposure to our fixed income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment grade securities and limiting our exposure to a single issuer. As of March 31, 2007, our fixed income investments were invested in the following: U.S. Treasury securities — 1.9%, U.S. Agencies securities — 1.2%, Corporate securities —2.9%, Mortgaged backed securities — 7.9% and Tax-exempt securities — 86.1%. As of March 31, 2007, 99.9% of our fixed income securities were rated “A” or better by nationally recognized statistical rating organizations. The average quality of our portfolio was “AA+” as of March 31, 2007.
We invest our insurance portfolio funds in highly rated fixed income securities. Our portfolio is managed by an outside investment advisor in compliance with investment policies provided by us. Information about our investment portfolio is as follows:

	As of	As of
	March 31,	December 31,
	2007	2006
Total invested assets ($ in thousands)	$342,704	$221,770
Tax equivalent book yield	5.43%	5.33%
Average duration in years	1.5	1.0
Average S&P rating	AA+	AA+
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
At March 31, 2007, we had $113.3 million receivables from reinsurers, including $23.1 million gross recoverable from VFIC. Under the reinsurance agreement with VFIC, AIC had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 1, 2004. On August 30, 2005 AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligations under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the “VFIC Trust”). Currently the VFIC Trust holds $23.4 million to collateralize the $23.1 million gross recoverable from VFIC. In June 2006, the Texas Department of Insurance placed VFIC, along with several of its affiliates, into rehabilitation and subsequently into liquidation. Due to VFIC’s liquidation status, AIC is working through certain procedures to effect its right to withdraw funds from the VFIC Trust. AIC has been working with the Special Deputy Receiver (the “SDR”) and his staff on this matter since VFIC was placed into liquidation. To date, the SDR has not taken issue with the validity of the VFIC Trust. We are currently negotiating with the SDR the manner in which the funds will be withdrawn from the VFIC Trust, which must then be approved by the Special Master of the Receivership Court.
At March 31, 2007, $18.0 million was included in reserves for losses and loss adjustment expenses that reflect the amounts owed from AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian. AIC established a trust account to collateralize this payable, which currently holds $23.0 million in securities (the “AFIC Trust”). The AFIC Trust has not been drawn upon the SDR in Texas or the SDR in Hawaii. It is our expectation that the terms for withdrawal of funds from the AFIC trust will be similar to those we expect to be agreed to in regards to the VFIC Trust.
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
As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of March 31, 2007, all such unaffiliated reinsurers had A.M. Best ratings of “A” or better.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in the Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The acquisition of USAgencies has resulted in the adoption of the existing internal controls of that organization into the population of controls relied upon by Affirmative’s management in the reporting of the consolidated financial results of Affirmative Insurance Holdings, Inc. Management performed due diligence in advance of the acquisition and completed subsequent operational reviews that support the conclusion that data relied upon for financial reporting is materially accurate for consolidation purposes. Management has established an implementation schedule intended to bring the new entity into full compliance with Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2007, a date that is earlier than the required implementation date.
PART II – Other Information
Item 1. Legal Proceedings.
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
In December 2003 InsureOne Independent Agency, LLC (“InsureOne”), American Agencies General Agency, Inc. and Affirmative Insurance Holdings, Inc. brought action in the Circuit Court of Cook County, Illinois to enforce non-compete and non-solicitation agreements entered into with James Hallberg, the former president of InsureOne, a wholly-owned subsidiary, and eight former employees of InsureOne and two of Hallberg’s family trusts. The court entered interim orders prohibiting all defendants, including Hallberg, from hiring any employees of InsureOne or of plaintiffs’ other underwriting agencies.

On November 9, 2005 upon the close of plaintiffs’ side of the case, the court ruled that the following counts from Plaintiffs’ 5th Amended Verified Complaint would remain in the case to be considered until the close of trial: 1) breach of contract by James P. Hallberg; 2) breach of contract by James P. Hallberg Gift Trust and Patricia L. Hallberg Gift Trust; and 3) breach of contract by William Hallberg.
James Hallberg’s currently pending counterclaims include breach of contract, fraud, and breach of fiduciary duty. The Hallberg family gift trusts have also asserted a single counterclaim that alleges fraud and breach of fiduciary duty in relation to the purchase of that same 20% minority interest in InsureOne in 2003. We are vigorously contesting the counterclaims and are exercising all available rights and remedies.
We are seeking between $15 and 23 million in damages for lost profits and diminution in value. James Hallberg and the Hallberg family gift trust are seeking combined damages of $4,530,482. The bench trial of this matter has concluded. The court is expected to render judgment during the first half of 2007.
Affirmative Insurance Holdings, Inc. and Affirmative Property Holdings, Inc. brought action against Business Risk Technology, Inc. and Steven M. Repetti (“BRT”) in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida on January 6, 2006 for fraudulent inducement, breach of contract, breach of the covenant of good faith and fair dealing, and for declaratory and supplemental relief arising from the defendant’s wrongful conduct and contractual breaches. The details of such allegations are set forth in the petition. This action involves our enforcement of certain rights under a software license agreement we entered with BRT wherein BRT agreed to develop and provide us with a complete, turnkey software system for use by our various affiliates. Among the requested relief, we are seeking declaratory relief, a return of confidential and proprietary information, monetary damages, attorneys’ fees, reasonable pre-judgment and post-judgment interest, and any other relief the Court deems just. On April 27, 2006, BRT counterclaimed for breach of contract, unjust enrichment, fraud, unfair and deceptive trade practices and libel. Subsequently, the court dismissed the unfair and deceptive trade practices and libel claims without prejudice and provided BRT with leave to amend its complaint in ten (10) days; however, BRT did not amend. Mediation has been ordered by the court to occur before September 27, 2007. Parties have been ordered to be ready for trial in October 2007. We are vigorously prosecuting the claims against the defendants and are exercising all available rights and remedies against them.
Affirmative Insurance Holdings, Inc. and Affirmative Insurance Company (referred to herein collectively as “Affirmative”) brought action against Hopson B. Nance, E. Murray Meadows, Paul H. Saeger, Jr., Fred H. Wright, and Does 1-10 in the United States District Court of the Northern District of Alabama, Southern Division, on December 28, 2006 for negligent misrepresentation, fraud tortious interference with contractual relations, breach of fiduciary duty, negligence and conversion. The details of such allegations are set forth in the petition. The case involves an action by Affirmative to recover $7.2 million of Affirmative’s funds used improperly by Defendants to satisfy a debt of one of VIG’s subsidiaries. Among the requested relief, Affirmative seeks judgment against the Defendants for $7.2 million, plus prejudgment interest and punitive damages.
On February 15, 2007, by consent of the parties, the Court referred the action to the United States Bankruptcy Court for the Northern District of Alabama, where bankruptcy proceedings are pending with respect to VIG. The Vesta Plan Trustee moved to enjoin Affirmative from pursuing its action against the Defendants. On February 28, 2007, the Bankruptcy Court entered an order, upon consent of the parties, temporarily staying the action. The order has been subsequently extended until May 8, 2007.
On December 21, 2005, Donna Villegas brought suit against Affirmative Insurance Holdings, Inc. in the United States District Court for the Northern District of Texas, Dallas Division, under the Family and Medical Leave Act (“FMLA”) for retaliation. Specifically, Plaintiff claims that Affirmative retaliated against her in violation of 29 U.S.C. § 2615(a) for requesting and taking intermittent FMLA leave by allegedly demoting her and ultimately terminating her employment. A bench trial took place the week April 2, 2007, at which time plaintiff quantified her damages of approximately $270,000 in back and front pay, in addition to seeking liquidated damages under FMLA, attorney’s fees and interest. Judgment is expected to be rendered by the court within the second quarter of 2007. We believe plaintiff’s allegations in this lawsuit are without merit and will continue to vigorously contest the claims brought by plaintiff, and intend to exercise all available rights and remedies; however, the ultimate outcome of this matter is uncertain.

On October 18, 2002, the named plaintiff Nickey Marsh filed suit in the Fourth Judicial District Court of Louisiana against USAgencies alleging that certain adjustments to the actual cash value of his total loss automobile claim were improper. An amending petition, filed on October 24, 2003, made class action allegations, and sought class-wide compensatory damages, attorneys’ fees and punitive damages of $5,000 per claimant. The parties conducted class certification discovery, and statistics prepared from discovery estimates indicate that approximately 2,700 to 4,000 such claims may exist. The contested adjustments to actual cash value were approximately $50 to $100 per claim. After a class certification hearing in February of 2006, a judgment was rendered on August 7, 2006 certifying the class. USAgencies continues to contest the class certification, and has filed an appellate brief with the Louisiana Second Circuit Court of Appeal arguing against the same. Briefing and oral argument in the appellate court are complete, and a decision is pending. Pursuant to the terms of the Acquisition Agreement between the Company and USAgencies, the selling parties are bound to indemnify the Company from any and all losses attendant to claims arising out of the Marsh litigation out of a sum placed into escrow specifically for such purpose (the “Marsh Litigation Reserve”). The Acquisition Agreement provides that the Marsh Litigation Reserve shall not exceed the amount placed into escrow, and that upon the final resolution of the Marsh litigation by (i) a court order that is final and nonappealable or (ii) a binding settlement agreement and (b) the determination of all amounts to be paid with respect to Marsh litigation (the “Marsh Payments”), the amount constituting the Marsh Payments shall be paid out of the Marsh Litigation Reserve to the Company either (i) in accordance with a joint written instruction by the Company and the Seller or (ii) pursuant to a court order or judgment that is final and nonappealable sent to the escrow agent by the Company or the Seller, and any portion of the Marsh Litigation Reserve not so required to be paid to the Company shall be promptly paid by the escrow agent to the Seller. We believe plaintiffs’ allegations in this lawsuit are without merit and will continue to vigorously contest the claims brought by the plaintiffs, and intend to exercise all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain, and, although we believe it is unlikely, it is nevertheless possible that the aggregate amount payable at the conclusion of the Marsh litigation may exceed the Marsh Litigation Reserve, and the Seller may not have the financial ability to indemnify the Company for any losses in excess of said reserve.
On December 8, 2006, Michael V. Clegg, APLC, brought suit for damages for alleged breach of contract against USAgencies Insurance Company [sic] (“USAgencies”), a subsidiary of the Registrant, in the Nineteenth Judicial District Court of Louisiana. Plaintiff alleges that USAgencies breached a contract with Mr. Clegg’s law firm purportedly granting the firm exclusive rights to serve as counsel for USAgencies in the State of Louisiana for a period of two (2) years commencing on December 15, 2005 and ending December 15, 2007. USAgencies has answered timely denying the substance of the claims. The parties have agreed to bifurcate the liability and damage portions of this matter. USAgencies has filed a Peremptory Exception of No Cause Action on grounds that a client can terminate the attorney-client relationship at any time, limiting the attorney’s recovery to quantum meruit, regardless of the type of agreement that the parties may have entered into. We believe plaintiff’s allegations in this lawsuit are without merit and will continue to vigorously contest the claims brought by plaintiff, and intend to exercise all available rights and remedies against him; however, the ultimate outcome of this matter is uncertain.
Item 1A. Risk Factors.
There are no material changes with respect to those risk factors previously disclosed in Item 1A to Part I of our Form 10-K, as filed with the Commission on March 16, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
     a) Exhibits
2.1	Purchase and Sale Agreement, dated October 3, 2006 and effective as of October 12, 2006, by and among the equityholders of USAgencies, L.L.C. and Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 18, 2006, File No. 000-50795).

3.1	Amended and Restated Certificate of Incorporation of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

3.2	Amended and Restated Bylaws of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1 filed with the SEC on June 14, 2004, File No. 333-113793).

4.2	Form of Registration Rights Agreement between Affirmative Insurance Holdings, Inc. and Vesta Insurance Group, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.1	$220,000,000 Credit Agreement, dated as of January 31, 2007, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, Credit Suisse, Cayman Islands Branch as Administrative Agent and Collateral Agent and Credit Suisse Securities (USA) LLC, as Sole Bookrunner and Sole Lead Arranger (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007, File No. 000-50795).

10.2	First Amendment to Credit Agreement and Guarantee and Collateral Agreement, dated as of March 8, 2007, among Affirmative Insurance Holdings, Inc. as Borrower, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Collateral Agent, Outgoing Issuing Bank and Outgoing Swingline Lender and The Frost National Bank as Incoming Issuing Bank and Incoming Swingline Lender (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007, File No. 000-50795).

10.3	Consent to Assignment, dated January 10, 2007, and effective as of December 1, 2006, among Affirmative Property Holdings, Inc., KR Callahan & Company, LLC and 227 West Monroe Street, Inc. with respect to that certain Assignment of Lease, dated as of November 30, 2006, and effective December 1, 2006, between Affirmative Property Holdings, Inc. and KR Callahan & Company, LLC (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007, File No. 000-50795).

10.4	Lease, dated as of May 8, 2006, between KR Callahan & Company, LLC, as tenant, and 227 West Monroe Street, Inc., as landlord (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007, File No. 000-50795).

31.1*	Certification of Kevin R. Callahan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark E. Pape, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Kevin R. Callahan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Mark E. Pape, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.
Date: May 10, 2007
/s/ Mark E. Pape

By: Mark E. Pape
Executive Vice President and Chief Financial Officer
(and in his capacity as Principal Financial Officer)