Form 10-Q
period 2007-06-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2007-08-09
CIK 1282543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares outstanding of the registrant’s common stock,
$.01 par value, as of August 7, 2007: 15,373,448

Affirmative Insurance Holdings, Inc.
Index

Part I — Financial Information
Item 1. Financial Statements
Affirmative Insurance Holdings, Inc.
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006

	June 30,	December 31,
(dollars in thousands, except share data)	2007	2006
	(unaudited)

Assets
Fixed maturities — available for sale, at fair value (amortized cost 2007: $342,824; 2006: $220,649)	$341,134	$219,960
Short-term investments	13,468	1,810

Total invested assets	354,602	221,770

Cash and cash equivalents	81,881	52,484
Fiduciary and restricted cash	23,494	35,582
Accrued investment income	4,163	1,837
Premiums and fees receivable	84,992	78,307
Premium finance receivable, net	38,630	—
Commissions receivable	1,890	909
Receivable from reinsurers	78,201	24,795
Deferred acquisition costs	30,558	23,865
Deferred tax asset	8,163	8,880
Federal income taxes receivable	13,772	7,153
Investment in real property, net	6,022	—
Property and equipment, net	19,728	10,289
Goodwill	163,635	65,288
Other intangible assets, net	25,983	18,155
Other assets, net of allowance for doubtful accounts of: 2007 and 2006: $7,213	15,175	7,953

Total assets	$950,889	$557,267

Liabilities and Stockholders’ Equity
Liabilities
Reserves for losses and loss adjustment expenses	241,324	162,569
Unearned premium	148,918	92,124
Amounts due reinsurers	—	5,089
Deferred revenue	11,733	7,877
Senior secured credit facility	199,000	—
Notes payable	76,941	56,702
Capital lease obligation	69	—
Consideration due for acquisitions	1,023	1,023
Other liabilities	62,265	25,490

Total liabilities	741,273	350,874

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 17,726,811 shares issued and 15,373,448 shares outstanding at June 30, 2007; 17,707,938 shares issued and 15,354,575 outstanding at December 31, 2006	177	177
Additional paid-in capital	161,589	160,862
Treasury stock, at cost; 2,353,363 shares at June 30, 2007 and December 31, 2006	(32,880)	(32,880)
Accumulated other comprehensive income (loss)
Net unrealized depreciation on investment securities	(1,098)	(448)
Net gain on cash flow hedge	395	—
Retained earnings	81,433	78,682

Total stockholders’ equity	209,616	206,393

Total liabilities and stockholders’ equity	$950,889	$557,267

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Operations (Unaudited)
Three and Six Months Ended June 30, 2007 and 2006

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2007	2006	2007	2006

Revenues
Net premiums earned	$113,257	$73,753	$196,027	$146,791
Commission income and fees	23,287	14,552	46,670	32,051
Net investment income	4,039	2,154	8,000	4,214
Net realized gains (losses)	(322)	1	(491)	(366)

Total revenues	140,261	90,460	250,206	182,690

Expenses
Losses and loss adjustment expenses	81,900	47,081	139,852	94,733
Selling, general and administrative expenses	47,912	34,194	86,537	66,795
Depreciation and amortization	2,810	1,059	6,098	2,119
Interest expense	6,284	1,086	12,916	2,171

Total expenses	138,906	83,420	245,403	165,818

Net income before income taxes and minority interest	1,355	7,040	4,803	16,872

Income tax expense	237	2,156	1,439	5,676
Minority interest, net of income taxes	—	—	—	81

Net income	$1,118	$4,884	$3,364	$11,115

Net income per common share — Basic	$0.07	$0.32	$0.22	$0.72

Net income per common share — Diluted	$0.07	$0.32	$0.22	$0.72

Weighted average shares outstanding
Basic	15,368,173	15,321,771	15,363,139	15,376,858
Diluted	15,436,110	15,359,005	15,451,233	15,414,733
See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)
Six Months Ended June 30, 2007 and 2006

							Accumulated
			Additional				Other	Total
	Common Stock Issued		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2005	17,483,520	$175	$158,904	$70,158	2,050,963	$(28,746)	$(529)	$199,962

Comprehensive income:
Net income	—	—	—	11,115	—	—	—	11,115
Other comprehensive income (loss)
Net unrealized depreciation on investment securities							(268)	(268)

Total comprehensive income	—	—	—	—	—	—	—	10,847
Purchase of treasury stock	—	—	—	—	302,400	(4,134)	—	(4,134)
Dividends declared ($.02 per share per quarter)	—	—	—	(612)	—	—	—	(612)
Issuance of common stock	8,225	—	100	—	—	—	—	100
Equity based compensation	—	—	314	—	—	—	—	314

Balance, June 30, 2006	17,491,745	$175	$159,318	$80,661	2,353,363	$(32,880)	$(797)	$206,477

Balance, December 31, 2006	17,707,938	$177	$160,862	$78,682	2,353,363	$(32,880)	$(448)	$206,393

Comprehensive income:
Net income	—	—	—	3,364	—	—	—	3,364
Other comprehensive income (loss)
Net unrealized depreciation on investment securities	—	—	—	—	—	—	(650)	(650)
Net gain on cash flow hedge							395	395

Total comprehensive income	—	—	—	—	—	—	—	3,109
Dividends ($.02 per share per quarter)	—	—	—	(613)	—	—	—	(613)
Issuance of restricted stock	7,273	—	—	—	—	—	—	—
Issuance of common stock	11,600	—	175	—	—	—	—	175
Equity based compensation	—	—	552	—	—	—	—	552

Balance, June 30, 2007	17,726,811	$177	$161,589	$81,433	2,353,363	$(32,880)	$(703)	$209,616

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2007 and 2006

	Six months ended
	June 30,
(dollars in thousands)	2007	2006

Cash flows from operating activities
Net income	$3,364	$11,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,098	2,119
Equity based compensation	552	346
Amortization of debt acquisition cost	420	—
Realized loss on sale of assets	491	366
Amortization of premiums and discounts on investments	1,104	725
Changes in assets and liabilities:
Fiduciary and restricted cash	12,208	(3,266)
Premiums and commissions receivable	(7,666)	(6,920)
Reserves for loss and loss adjustment expenses	7,233	9,477
Net due to/from reinsurers	25,050	(4,531)
Premium finance contracts	(1,360)	—
Deferred revenue	(4,988)	19
Unearned premiums	11,331	5,422
Deferred acquisition costs	(6,693)	(2,491)
Deferred tax asset	8,349	1,315
Federal income taxes receivable/payable	(6,644)	3,051
Other	8,663	(5,156)

Net cash provided by operating activities	57,512	11,591

Cash flows from investing activities
Proceeds from the sale and maturities of bonds	90,577	229,661
Cost of bonds acquired	(126,108)	(254,158)
Purchases of property and equipment	(7,847)	(1,533)
Net cash paid for acquisitions	(176,677)	(4,160)

Net cash used in investing activities	(220,055)	(30,190)

Cash flows from financing activities
Principal payments under capital lease obligation	(93)	—
Proceeds from borrowings	200,000	—
Principal payments on senior secured credit facility	(1,000)	—
Principal payments on note payable	(11)	—
Debt acquisition costs	(6,518)	—
Acquisition of treasury stock	—	(4,134)
Proceeds from issuance of common stock	175	100
Dividends paid	(613)	(309)

Net cash provided by (used in) by financing activities	191,940	(4,343)

Net increase (decrease) in cash and cash equivalents	29,397	(22,942)

Cash and cash equivalents, beginning of period	52,484	48,037

Cash and cash equivalents, end of period	$81,881	$25,095

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements
1.	General

Affirmative Insurance Holdings, Inc. is an insurance holding company engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in targeted geographic areas. Our subsidiaries include five insurance companies, four underwriting agencies, six retail agencies with 238 owned retail locations (22 of which are located in leased space within supermarkets owned by a major supermarket chain under an agreement signed in late 2005) and 35 operating franchise retail store locations as of June 30, 2007. Our underwriting agencies utilize approximately 3,500 independent agencies to sell the policies that they administer. In addition, we have relationships with two unaffiliated underwriting agencies in California producing new business for our insurance companies through approximately 4,200 independent agencies. We are currently active in offering insurance products and services through retail stores in 10 states (Louisiana, Illinois, Texas, Missouri, Indiana, South Carolina, Florida, Kansas, Wisconsin and Alabama) and distributing our own insurance policies through independent agents in 8 states (Illinois, Texas, Missouri, Indiana, South Carolina, Florida, Michigan and New Mexico). Our growth has been achieved principally as a result of the acquisition and integration of retail and/or underwriting agencies and insurance companies. We were formerly known as Instant Insurance Holdings, Inc. and we incorporated in Delaware on June 25, 1998.

On January 31, 2007, we completed the acquisition of USAgencies L.L.C. (“USAgencies”) in a fully-financed all cash transaction valued at approximately $199.4 million. USAgencies is a non-standard automobile insurance distributor and provider headquartered in Baton Rouge, Louisiana. At the time of acquisition, it had 91 operating retail sales locations in Louisiana, Illinois and Alabama selling its products directly to consumers through its owned retail stores, virtual call centers and internet site. The acquisition gives us a leading market position in Louisiana, the 12th largest non-standard personal automobile insurance market. The transaction became effective as of January 1, 2007 for accounting purposes (See Note 5).

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

On June 14, 2005, VIG and Vesta Fire Insurance Corporation (“VFIC”) entered into a stock purchase agreement with New Affirmative LLC (“New Affirmative”), J.C. Flowers I LP and Delaware Street Capital Master Fund for the sale by VIG and VFIC of 5,218,228 shares of our common stock (“Stock Purchase Agreement”). New Affirmative was formed for the purpose of acquiring, holding, voting and disposing of the shares of our common stock acquired in connection with the Stock Purchase Agreement and any shares of our common stock that New Affirmative may acquire in the future. At the time of the agreement, New Affirmative was (i) 50% owned by DSC AFFM, LLC (“DSC AFFM”), an entity controlled by DSC AFFM Manager LLC (“DSC Manager”), the sole managing member of DSC AFFM, and Andrew G. Bluhm, the managing member of DSC Manager, and (ii) 50% owned by Affirmative Investment LLC (“Affirmative Investment”), an entity owned, in part, by the Enstar Group, Inc., and controlled by Affirmative Associates LLC (“Affirmative Associates”), the sole managing member of Affirmative Investment, and J. Christopher Flowers, the sole member and manager of Affirmative Associates. Simultaneously with the closing of the transactions contemplated by the Stock Purchase Agreement: (1) DSC AFFM contributed 1,459,699 shares of our common stock that were previously acquired in open market transactions by members of DSC AFFM and subsequently contributed to DSC AFFM, to New Affirmative and (2) Affirmative Investment contributed 1,183,000 shares of our common stock, previously acquired by it in open market transactions, to New Affirmative. VIG completed the sale to New Affirmative on August 30, 2005.

On August 31, 2006, DSC AFFM and Affirmative Investment consummated the transactions contemplated by a purchase agreement dated August 4, 2006, pursuant to which DSC AFFM sold to Affirmative Investment all

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
of the membership units of New Affirmative owned by DSC AFFM. As a result, Affirmative Investment now owns 100% of New Affirmative. As of June 30, 2007, New Affirmative owned 7,860,927 shares, or approximately 51.2%, of our outstanding common stock.

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

The interim financial data as of June 30, 2007 and 2006 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”); clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. All securities acquired on or after January 1, 2007 must be accounted for in accordance with the new guidance. The adoption of SFAS 155 did not have a material impact on our consolidated financial statements.

In July 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as providing guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier application permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. We adopted the provisions of FIN 48 on January 1, 2007. As a result, we recognized no additional liability or reduction in deferred tax asset for unrecognized tax benefits. We are no longer subject to U. S. federal, state, local or non-U.S. income tax

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
examinations by tax authorities for years prior to 2003.

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

3.	Reinsurance

The effect of reinsurance on premiums written and earned is as follows (dollars in thousands):

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued

	Three months ended		Three months ended
	June 30, 2007		June 30, 2006
	Written	Earned	Written	Earned

Direct	$87,004	$74,649	$45,581	$45,232
Assumed	15,149	17,937	20,150	29,174
Ceded	27,564	20,671	2,389	(653)

	$129,717	$113,257	$68,120	$73,753

	Six months ended		Six months ended
	June 30, 2007		June 30, 2006
	Written	Earned	Written	Earned

Direct	$210,043	$172,797	$99,369	$86,832
Assumed	35,263	36,364	55,111	62,228
Ceded	(13,477)	(13,134)	698	(2,269)

	$231,829	$196,027	$155,178	$146,791

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

In connection with the completion of the acquisition of USAgencies, their reinsurance program was re-evaluated in light of the capital structure and risk management programs of the larger combined operations of Affirmative. As a result, terms were re-negotiated with GMAC and a new quota share reinsurance agreement was made effective April 1, 2007, under which the net retention increased from 30% to 75% (in Louisiana) and from 25% to 75% (in Alabama) on policies issued in those two states by Affirmative Insurance Company (“AIC”), Casualty or Direct. Concurrently, we exercised our option to terminate the prior GMAC quota share contracts on a “cut-off” basis. Further, Casualty has been made a party to the intercompany reinsurance arrangement by which all premiums on policies written by Casualty since January 1, 2007, that are not specifically ceded to any other reinsurer will be ceded to AIC. As a result, Casualty will have no net written premium subsequent to January 1, 2007. A new catastrophe excess of loss reinsurance contract for risks in Alabama and Louisiana was also negotiated and became effective April 1, 2007.

Direct and Casualty have received ceding commissions from GMAC. The quota share ceding commission rate structure varies based on loss experience. The estimates of loss experience are continually reviewed and adjusted, and resultant adjustments to ceding commissions are reflected in current operations.

The ceding commissions recognized are reflected as a reduction of the following expenses for the three and six months ended June 30, 2007 (dollar in thousands):

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued

	Three months ended	Six months ended
	June 30,	June 30,
	2007	2007

Selling, general and administrative expenses	$1,239	$5,790
Loss adjustment expenses	905	4,185

Total	$2,144	$9,975

The amount of recoveries pertaining to quota share reinsurance contracts that were deducted from losses incurred during 2007 were approximately $30.1 million.

The amount of unpaid loss and loss adjustment expenses and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations are as follows (dollars in thousands):

	As of June 30,	As of December 31,
	2007	2006

Non affiliate
Loss and loss adjustment expense	$70,499	$21,590
Unearned premiums	9,883	1,221

Total	$80,382	$22,811

On April 1, 2007, as discussed above, we exercised our option to terminate the GMAC quota share contracts on a “cut-off” basis. On April 30, 2007, we received $31.0 million to settle the unearned premiums less return ceding commissions. Taking this recovery into account, our net exposure for reinsurance provided by GMAC at June 30, 2007 was $50.9 million.

For the three and six months ended June 30, 2007, we ceded $15.4 million ($14.4 million is related to USAgencies) and $37.1 million ($35.4 million is related to USAgencies) of paid losses and $4.2 million ($1.0 million is related to USAgencies) and $30.1 million ($22.8 million is related to USAgencies) of incurred losses to various reinsurers. For the three and six months ended June 30, 2006, we ceded $1.9 million and $4.1 million of paid losses and $4.8 million and $5.5 million of incurred losses to various reinsurers, respectively.

At June 30, 2007, our total receivables from reinsurers was $78.2 million, consisting of $50.9 million from GMAC (rated A- by A.M. Best) for business reinsured in Louisiana and Alabama, $14.9 million net receivable (net of $2.5 million payable) from subsidiaries of VIG including primarily VFIC, $6.6 million receivable from the Michigan Catastrophic Claims Association, the mandatory reinsurance association in Michigan, $3.8 million from Evergreen National Indemnity Company (rated A by A.M. Best) and $2.0 million receivables from other reinsurers. In addition to the net reinsurance receivable of $14.9 million from VIG, we also carry a $6.1 million contingent commission receivable, resulting in a total gross receivables recoverable from VFIC of $23.5 million. Under the reinsurance agreement with VFIC, AIC had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura Property and Casualty Insurance Company (“Insura”) from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 1, 2004. On August 30, 2005 AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligations under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the “VFIC Trust”). Currently, the VFIC Trust holds $23.6 million to collateralize the $23.5 million gross recoverable from VFIC. In June 2006, the Texas Department of Insurance placed VFIC, along with several of its affiliates, into rehabilitation and subsequently into liquidation. Due to VFIC’s liquidation status, AIC is working through

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
certain procedures to effect its right to withdraw funds from the VFIC Trust. AIC has been working with the Special Deputy Receiver (the “SDR”) and the SDR’s staff on this matter since VFIC was placed into liquidation. To date, the SDR has not taken issue with the validity of the VFIC Trust. We are currently negotiating with the SDR the manner in which the funds will be withdrawn from the VFIC Trust, which must then be approved by the Special Master of the Receivership Court.

At June 30, 2007, $16.8 million was included in reserves for losses and loss adjustment expenses that reflect the amounts owed from AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (“Hawaiian”). Affirmative established a trust account to collateralize this payable, which currently holds $22.9 million in securities (the “AFIC Trust”). The AFIC Trust has not been drawn upon by the SDR in Texas or the SDR in Hawaii. It is the expectation that the terms for withdrawal of funds from the AFIC trust will be similar to those we expect to be agreed to in regards to the VFIC Trust.

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

On October 2, 2006, The Court of Appeal of the State of California, Second Appellate District, Division Five, granted the stay order requested by Hawaiian. On December 11, 2006, the court modified its October 2, 2006 stay order by lifting it as to SCJ, causing the suit to proceed with SCJ as the sole defendant. Hawaiian filed a status update with the court on March 7, 2007 indicating that the liquidation proceeding for Hawaiian remained pending and in full force and effect. On March 15, 2007, plaintiff moved the Court of Appeal to lift the stay and that motion was denied. On March 27, 2007, plaintiff filed a petition with the Supreme Court of California for review of the Court of Appeal’s order denying plaintiff’s motion to lift the stay, and on July 13, 2007, the Supreme Court of California denied that petition. Hawaiian and the other defendants thereto believe plaintiff’s allegations in this lawsuit are without merit and will continue to vigorously contest the claims brought by the plaintiff, and intend to exercise all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain.

Effective August 1, 2005, we entered into novation agreements with several unaffiliated reinsurers who participated in a quota share reinsurance agreement in which we also participated. Pursuant to these agreements, we were substituted in place of these reinsurers assuming all rights, interests, liabilities and obligations related to the original quota share reinsurance agreement. As a result of these novation

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
agreements, our participation in the original reinsurance agreement increased from 5% to 100%, effective August 1, 2005. In consideration for our assumption of their liabilities, these reinsurers agreed to pay us an amount equal to their share of the liabilities under the original quota share agreement as of July 31, 2005. We received cash in the amount of $14.2 million in relation to this novation. The terms of this reinsurance agreement did not meet the risk transfer requirements according to FAS 113, therefore, this contract was accounted for as deposits according to the guidelines of SOP 98-7, “Deposit Accounting for Insurance and Reinsurance Contracts that do not Transfer Insurance Risk”. Under deposit accounting, the deposit liability should be adjusted based on the adjusted amount and timing of the cash flows. Changes in the carrying amount of the deposit liability should be reported as income or expense as appropriate. In the second quarter and first half of 2007, we recognized $112,800 and $220,700, respectively, in income related to this novation. In the second quarter and first half of 2006, we recognized $174,900 and $392,300, respectively, in income related to this novation.

4.	Premium Finance Receivables

Finance receivables, which are secured by unearned premiums from the underlying insurance policies, consisted of the following at June 30, 2007 (dollar in thousands):

June 30,
2007

Premium finance contracts	$42,727
Unearned finance charges	(3,547)
Allowance for credit losses	(550)

Premium finance receivable, net	$38,630

The original term of a substantial portion of a premium finance contract is five months, although premium finance contracts are generally no longer than twelve months. Our experience is that a substantial portion of the insurance coverage and related finance receivables will cancel before contractual maturity dates.

5.	Acquisitions

On January 31, 2007, we completed the acquisition of USAgencies in a fully-financed all cash transaction valued at approximately $199.4 million. USAgencies is a non-standard personal automobile insurance provider headquartered in Baton Rouge, Louisiana. At the time of acquisition, it had 91 operating retail sales locations in Louisiana, Illinois and Alabama selling its products directly to consumers through its owned retail stores, virtual call centers and internet site. In 2006, USAgencies had gross written premiums of approximately $177.1 million, an increase of 12.6% from 2005 gross written premiums of $157.3 million. The purchase of USAgencies was financed through $200.0 million in borrowings under a $220.0 million senior secured credit facility that was entered into concurrently with the completion of the acquisition. The acquisition gives us a leading market position in Louisiana, the 12th largest non-standard automobile insurance market. For accounting purposes, the transaction was effective as of January 1, 2007, so our reported results for the first quarter of 2007 include USAgencies’ first quarter 2007 operating results, as adjusted to reflect purchase accounting treatment. The transaction was reported on our Form 8-K filed on February 6, 2007 and our Form 8-K/A filed on April 17, 2007.

The total estimated cost of the acquisition of USAgencies was as follows (dollars in thousands):

Purchase price paid to sellers	$176,305
Purchase price paid to escrow account	20,000
Transaction costs paid to third parties on behalf of sellers	2,820
Acquisition costs paid directly to third parties	1,724

Total estimated purchase price, before imputed interest	200,849
Less: adjustment to reduce cost of acquisition for interest imputed from the acquisition date to the closing date	(1,470)

Estimated cost of acquisition	$199,379

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
The estimated fair values and useful lives of assets acquired and liabilities assumed are based on preliminary management estimates and are subject to final valuation adjustments which may cause the amount ultimately recorded as goodwill and other intangible assets to be different from that shown on the accompanying Consolidated Balance Sheets. The Company is undertaking a valuation study to determine the allocation of the total purchase price to the various assets acquired and liabilities assumed. The final purchase price allocations may result in different allocations for tangible and intangible assets than presented in these accompanying Consolidated Balance Sheets, and those differences could be material.

The following table summarizes the preliminary purchase price adjustments based on management’s preliminary assessment of fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in thousands):

Net tangible assets acquired	$88,124
Amortizable intangible assets acquired, at preliminary estimates of fair value:
Non-compete agreement (2 year straight-line amortization)	1,000
Customer relationships (approximate 3 year amortization period)	4,700
Trademark and trade name (3 year straight-line amortization)	3,900
Leases (approximate half year amortization period)	200
Non-amortizable intangible asset acquired, at preliminary estimates of fair value:
State licenses	1,700
Adjustment to deferred taxes for preliminary purchase allocation adjustments	1,775
Goodwill	97,980

Estimated net assets acquired	$199,379

Included in the preliminary purchase price allocation are intangible assets subject to amortization totaling $9.8 million. As of June 30, 2007, such intangible assets had a carrying value of $6.7 million, less accumulated amortization of $3.1 million. Estimated amortization expenses related to the USAgencies acquisition for 2007 and future years is as follows (dollars in thousands):

2007	$5,095
2008	2,890
2009	1,700
2010	115

Total	$9,800

In conjunction with the acquisition of USAgencies, cash and cash equivalents were used in the acquisition as follows (dollars in thousands):

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued

Fair value of tangible assets excluding cash and cash equivalents	$222,186
Fair value of intangible assets acquired	109,480
Capitalized direct expenses	1,512
Liabilities assumed	(156,548)

Cash and cash equivalents used	$176,630

On March 14, 2006, we completed the acquisition of the 27% minority ownership interest of Space Coast Holdings, Inc (“Space Coast”). We paid approximately $3.2 million to the minority owners and recorded $3.2 million in goodwill. Consequently, our current ownership interest in Space Coast is 100%.

For the first half of 2007, we incurred $367,000 in contingent purchase price adjustments related to prior acquisitions. For the first half of 2006, we paid $721,000 in contingent purchase price adjustments related to prior acquisitions and $225,000 for the purchase of two retail stores. We do not anticipate making any material future payments of contingent purchase price adjustments related to acquisitions completed prior to the date of this report.

6.	Notes Payable

On December 31, 2004, our newly formed trust entity, Affirmative Insurance Holdings Statutory Trust I (“Trust Entity I”), completed a private placement of $30.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $30.9 million from Trust Entity I and contributed $29.0 million to AIC’s policyholders’ surplus. The trust preferred securities, which can be redeemed in whole or in part by the issuer after five years, bear an initial interest rate of 7.545% until December 15, 2009, at which time the securities will adjust quarterly to the 90-day LIBOR rate plus 3.60 percentage points. As of June 30, 2007, the note balance was $30.9 million.

On June 1, 2005, our newly formed trust entity, Affirmative Insurance Holdings Statutory Trust II (“Trust Entity II”), completed a private placement of $25.0 million of 30 year floating rate trust preferred securities. Simultaneously, we borrowed $25.0 million from Trust Entity II and the net proceeds from this borrowing, along with cash from operations, were used to purchase the 2.0 million shares of our common stock as discussed in Notes 1 and 9. The trust preferred securities, which can be redeemed in whole or in part by the issuer after five years, bear an initial interest rate of 7.792% until June 15, 2010, at which time they will adjust quarterly to the 90-day LIBOR rate plus 3.60 percentage points. As of June 30, 2007, the note balance was $25.8 million.

On March 29, 2005, USAgencies issued $20.0 million of floating rate subordinated notes with a stated maturity of March 15, 2035. We are required to make interest-only payments on a quarterly basis at the rate of the three-month LIBOR plus 3.95 percentage points (9.305% as of June 30, 2007). The variable interest rate will not exceed 12.50% through March 2010, with no limit thereafter. The notes are redeemable in whole or in part anytime after March 15, 2010. Prior to March 15, 2010, the notes may only be redeemed in whole or in part subject to certain specific restrictions and prepayment penalties pursuant to the indenture agreement.
As of June 30, 2007, the note balance was $20.2 million.

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

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
The revolving portion of the Facility includes an option to increase the $20.0 million principal amount of revolving loans available thereunder by up to an additional $20.0 million and a $2.0 million sublimit for letters of credit. Our obligations under the Facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of AIC. The facility contains certain financial covenants, which include capital expenditure limitations, minimum interest coverage requirements, maximum leverage ratio requirements, minimum risk-based capital requirements, maximum combined ratio limitations, minimum fixed charge coverage ratios and a minimum consolidated net worth requirement, as well as other restrictive covenants. At June 30, 2007, we were in compliance with all of our financial and other restrictive covenants.

In connection with entering into the Facility, we recognized $6.5 million in deferred debt acquisition costs that is being amortized over the seven year term of the Facility.

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

The interest rate shall be determined at the beginning of each interest period based on the Alternative Base Rate (“ABR”) or the Adjusted LIBOR Rate as defined in the credit agreement. The ABR is the greater of (a) the prime rate plus 2.50% or (b) the federal funds rate plus 3.00%. The Adjusted LIBOR Rate is the 1, 2, 3 or 6 month LIBOR plus a margin of 3.50%. For the initial 60 day interest period ending March 30, 2007, interest was determined by the credit agreement at the ABR of 10.75% (8.25% prime rate plus 2.50%). At the beginning of each subsequent interest period, the rate is the ABR unless the Company elects to use the Adjusted LIBOR Rate by notifying the lender prior to the effective interest period. The Company will choose the lower interest rate for each subsequent interest period. Based on June 30, 2007 interest rates, the Adjusted LIBOR Rate is 8.82%, as determined by using the 1 month LIBOR rate plus a margin of 3.5%. The Company notified the lender prior to the June 30, 2007 interest period of its election to use the Adjusted LIBOR Rate for the current interest period.

Effective April 30, 2007, we entered into an interest rate swap with a notional amount of $50.0 million that has been designated as a hedge of variable cash flows associated with that portion of the senior secured credit facility. This derivative instrument requires quarterly settlements whereby we pay a fixed rate of 4.993% and receive a three-month LIBOR rate, reset every three months. The derivative expires on April 30, 2011. The Company utilizes the hypothetical derivative methodology for the measurement of ineffectiveness. Derivative gains and losses not effective in hedging the expected cash flows will be recognized immediately in earnings. The Company does not expect the ineffectiveness related to its hedging activity to be material to the Company’s financial results in the future. There were no components of the derivative instrument that was excluded from the assessment of hedge effectiveness.

We have designated this derivative instrument as a cash flow hedge in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of SFAS 133. The credit risk associated with this contract is limited to the uncollected interest payments and the fair market value of the derivative to the extent it has become favorable to us.

As of June 30, 2007, we have no borrowings under the revolving portion of the Facility.

In connection with our closing on the Facility on January 31, 2007, we terminated our then existing credit agreement with The Frost National Bank dated July 30, 2004, as amended (the “Prior Credit Agreement”). At the time of the termination of the Prior Credit Agreement, there were no borrowings or other amounts outstanding under the Prior Credit Agreement. As of December 31, 2006, there were no outstanding loan amounts due under the Prior Credit Agreement, and we were in compliance with all of our financial and other restrictive covenants.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
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

In December 2003, InsureOne Independent Agency, LLC (“InsureOne”), American Agencies General Agency, Inc. and Affirmative Insurance Holdings, Inc. brought action in the Circuit Court of Cook County, Illinois to enforce non-compete and non-solicitation agreements entered into with James Hallberg, the former president of InsureOne, a wholly-owned subsidiary, and eight former employees of InsureOne and two of Hallberg’s family trusts. The court entered interim orders prohibiting all defendants, including Hallberg, from hiring any employees of InsureOne or of plaintiffs’ other underwriting agencies. On November 9, 2005 upon the close of plaintiffs’ side of the case, the court ruled that the following counts from plaintiffs’ 5th Amended Verified Complaint would remain in the case to be considered until the close of trial: 1) breach of contract by James P. Hallberg; 2) breach of contract by James P. Hallberg Gift Trust and Patricia L. Hallberg Gift Trust; and 3) breach of contract by William Hallberg. James Hallberg’s currently pending counterclaims include breach of contract, fraud, and breach of fiduciary duty. The Hallberg family gift trusts have also asserted a single counterclaim that alleges fraud and breach of fiduciary duty in relation to the purchase of that same 20% minority interest in InsureOne in 2003. We are vigorously contesting the counterclaims and are exercising all available rights and remedies. We are seeking between $15 and 23 million in damages for lost profits and diminution in value. James Hallberg and the Hallberg family gift trust are seeking combined damages of $4,530,482. The bench trial of this matter has concluded, and the parties are currently waiting for the court to render judgment.

Affirmative Insurance Holdings, Inc. and Affirmative Property Holdings, Inc. brought action against Business Risk Technology, Inc. and Steven M. Repetti (“BRT”) in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida on January 6, 2006 for fraudulent inducement, breach of contract, breach of the covenant of good faith and fair dealing, and for declaratory and supplemental relief arising from the defendant’s wrongful conduct and contractual breaches. The details of such allegations are set forth in the petition. This action involves our enforcement of certain rights under a software license agreement we entered with BRT wherein BRT agreed to develop and provide us with a complete, turnkey software system for use by our various affiliates. Among the requested relief, we are seeking declaratory relief, a return of confidential and proprietary information, monetary damages, attorneys’ fees, reasonable pre-judgment and post-judgment interest, and any other relief the Court deems just. On April 27, 2006, BRT counterclaimed for breach of contract, unjust enrichment, fraud, unfair and deceptive trade practices and libel. Subsequently, the court dismissed the unfair and deceptive trade practices and libel claims without prejudice and provided BRT with leave to amend its complaint in ten (10) days; however, BRT did not amend. The parties unsuccessfully participated in court-ordered mediation in June 2007. In July 2007, the court granted summary judgment in favor of BRT on the Company’s breach of contract claim. The Company is moving for reconsideration of that ruling. The parties have been ordered to be ready for trial in October 2007. We are vigorously prosecuting the claims against the defendants and are exercising all available rights and remedies against them.

Affirmative Insurance Holdings, Inc. and Affirmative Insurance Company (referred to herein collectively as “Affirmative”) brought action against Hopson B. Nance, E. Murray Meadows, Paul H. Saeger, Jr., Fred H. Wright, and Does 1-10 in the United States District Court of the Northern District of Alabama, Southern Division, on December 28, 2006 for negligent misrepresentation, fraud, tortious interference with contractual relations, breach of fiduciary duty, negligence and conversion. The details of such allegations are set forth in the petition. The case involves an action by Affirmative to recover $7.2 million of Affirmative’s funds used improperly by Defendants to satisfy a debt of one of VIG’s subsidiaries. Among the requested relief, Affirmative seeks judgment against the Defendants for $7.2 million, plus prejudgment interest and punitive damages. On February 15, 2007, by consent of the parties, the Court referred the action to the United States Bankruptcy Court for the Northern District of Alabama, where bankruptcy proceedings are pending with

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
respect to VIG. The Vesta Plan Trustee moved to enjoin Affirmative from pursuing its action against the Defendants. On February 28, 2007, the Bankruptcy Court entered an order, upon consent of the parties, temporarily staying the action. The order has been subsequently extended until August 30, 2007.

On December 21, 2005, Donna Villegas brought suit against Affirmative Insurance Holdings, Inc. in the United States District Court for the Northern District of Texas, Dallas Division, under the Family and Medical Leave Act (“FMLA”) for retaliation. Specifically, plaintiff claims that Affirmative retaliated against her in violation of 29 U.S.C. § 2615(a) for requesting and taking intermittent FMLA leave by allegedly demoting her and ultimately terminating her employment. A bench trial took place the week of April 2, 2007, at which time plaintiff quantified her damages of approximately $270,000 in back and front pay, in addition to seeking liquidated damages under FMLA, attorney’s fees and interest. Judgment is expected to be rendered by the court within the third quarter of 2007. We believe plaintiff’s allegations in this lawsuit are without merit and will continue to vigorously contest the claims brought by plaintiff, and intend to exercise all available rights and remedies.

On October 18, 2002, the named plaintiff Nickey Marsh filed suit in the Fourth Judicial District Court of Louisiana against USAgencies alleging that certain adjustments to the actual cash value of his total loss automobile claim were improper. An amending petition, filed on October 24, 2003, made class action allegations, and sought class-wide compensatory damages, attorneys’ fees and punitive damages of $5,000 per claimant. The parties conducted class certification discovery, and statistics prepared from discovery estimates indicate that approximately 2,700 to 4,000 such claims may exist. The contested adjustments to actual cash value were approximately $50 to $100 per claim. After a class certification hearing in February of 2006, a judgment was rendered on August 7, 2006 certifying the class. The Louisiana Second Circuit Court of Appeal subsequently affirmed the trial court’s certification of the class on May 16, 2007. USAgencies continues to contest the class certification and has filed a writ application with the Supreme Court of Louisiana to pursue an appeal of the lower court decisions. Pursuant to the terms of the Acquisition Agreement between the Company and USAgencies, the selling parties are bound to indemnify the Company from any and all losses attendant to claims arising out of the Marsh litigation out of a sum placed into escrow specifically for such purpose (the “Marsh Litigation Reserve”). The Acquisition Agreement provides that the Marsh Litigation Reserve shall not exceed the amount placed into escrow, and that upon the final resolution of the Marsh litigation by (i) a court order that is final and nonappealable or (ii) a binding settlement agreement, and the determination of all amounts to be paid with respect to Marsh litigation (the “Marsh Payments”), the amount constituting the Marsh Payments shall be paid out of the Marsh Litigation Reserve to the Company either (a) in accordance with a joint written instruction by the Company and the Seller or (b) pursuant to a court order or judgment that is final and nonappealable sent to the escrow agent by the Company or the Seller, and any portion of the Marsh Litigation Reserve not so required to be paid to the Company shall be promptly paid by the escrow agent to the Seller. We believe plaintiffs’ allegations in this lawsuit are without merit and will continue to vigorously contest the claims brought by the plaintiffs, and intend to exercise all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain, and, although we believe it is unlikely, it is nevertheless possible that the aggregate amount payable at the conclusion of the Marsh litigation may exceed the Marsh Litigation Reserve, and the Seller may not have the financial ability to indemnify the Company for any losses in excess of said reserve.

On December 8, 2006, Michael V. Clegg, APLC, brought suit for damages for alleged breach of contract against USAgencies Insurance Company [sic] (“USAgencies”), a subsidiary of the Registrant, in the Nineteenth Judicial District Court of Louisiana. Plaintiff alleges that USAgencies breached a contract with Mr. Clegg’s law firm purportedly granting the firm exclusive rights to serve as counsel for USAgencies in the State of Louisiana for a period of two (2) years commencing on December 15, 2005 and ending December 15, 2007. On May 31, 2007, final judgment was entered in favor of USAgencies and against plaintiff. Plaintiff subsequently filed a petition for appeal of the judgment. We believe plaintiff’s allegations in this lawsuit are without merit and will continue to vigorously contest the claims brought by plaintiff, and intend to exercise all available rights and remedies against him; however, the ultimate outcome of this matter is uncertain.

Recently, two of our owned underwriting agencies were subject to a routine sales and use tax audit conducted by the State of Texas. The examiner for the State of Texas has now completed his audit report and delivered an audit assessment to us. The examiner’s report asserts that, for the period from January 2002 to December

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
2005, we should have collected and remitted approximately $2.9 million in sales tax derived from claims services performed by our underwriting agencies for policies sold by these underwriting agencies and issued by Old American County Mutual Insurance Company, an unaffiliated insurance company, through a fronting arrangement. The assessment includes an additional $412,000 for accrued interest and penalty for a total assessment of $3.3 million. We believe that these services are not subject to sales tax, are vigorously contesting the assertions made by the state, and are exercising all available rights and remedies available to us. On October 19, 2006, we responded to the assessment by filing petitions with the Comptroller of Public Accounts for the State of Texas requesting a redetermination of the tax due and a hearing to present written and oral evidence and legal arguments to contest the imposition of the asserted taxes. As a result of the timely filing of these petitions, an administrative appeal process has commenced and the date for payment is delayed until the completion of the appeal process. Such appeals routinely take up to three years and much longer for complex cases. As such, the outcome of this tax assessment will not be known for a commensurate amount of time. At this time, we are uncertain of the probability of the outcome of our appeal. Additionally, we cannot reasonably estimate the ultimate liability at this time. We have not made an accrual for this as of June 30, 2007 as we do not believe this meets the requirements of FAS 5, Accounting for Contingencies.

9.	Stockholders’ Equity

In May 2006, we issued 2,925 shares of our common stock upon the exercise of options.

On May 9, 2006, the board of directors approved a share repurchase program for up to $15.0 million of our common stock over the subsequent 12 months. In May and June 2006, we repurchased a total of 302,400 shares of our common stock at an average cost of $13.67 per share. We funded the purchases through internally available funds.

In June 2006, we issued 5,300 shares of our common stock upon the exercise of options.

In August 2006, we issued 2,104 shares of our common stock upon the exercise of options.

In October 2006, we issued 70,000 shares of restricted stock to Kevin R. Callahan, Chief Executive Officer that vest ratably over five years. Total compensation recorded for the three and six months ended June 30, 2007 was approximately $52,000 and $104,000, respectively.

In October 2006, we issued 37,285 shares of our common stock upon the exercise of options.

In November 2006, we issued 20,000 shares of restricted stock to Joseph G. Fisher, Senior Vice President and General Counsel that vest ratably over five years. Total compensation recorded for the three and six months ended June 30, 2007 was approximately $17,000 and $34,000, respectively.

In November 2006, we issued 25,000 shares of restricted stock to Robert A. Bondi, Executive Vice President and Chief Operating Officer that vest ratably over five years. Total compensation recorded for the three and six months ended June 30, 2007 was approximately $20,000 and $40,000, respectively.

In November 2006, we issued 61,804 shares of our common stock upon the exercise of options.

In February 2007, we issued 7,273 shares of restricted stock to Robert A. Bondi, Executive Vice President and Chief Operating Officer that vest ratably over five years. Total compensation expense recorded for this issuance for the three and six months ended June 30, 2007 was approximately $6,000 and $8,000 respectively.

In April 2007, we issued 5,550 shares of our common stock upon the exercise of options.

In May 2007, we issued 6,050 shares of our common stock upon the exercise of options.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
10.	Earnings per Share

The provisions of FASB Statement No. 128 (“SFAS 128”), Earnings per Share require presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128 is presented below:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(dollars in thousands, except number of
	shares and per share amounts)
Three months ended June 30, 2007
Basic Earnings per Share
Net Income	$1,118	15,368,173	$0.07

Diluted Earnings per Share
Net Income	$1,118	15,368,173	$0.07
Effect of Dilutive Securities	—	67,937	—

	$1,118	15,436,110	$0.07

Three months ended June 30, 2006
Basic Earnings per Share
Net Income	$4,884	15,321,771	$0.32

Diluted Earnings per Share
Net Income	$4,884	15,321,771	$0.32
Effect of Dilutive Securities	—	37,234	—

	$4,884	15,359,005	$0.32

Six months ended June 30, 2007
Basic Earnings per Share
Net Income	$3,364	15,363,139	$0.22

Diluted Earnings per Share
Net Income	$3,364	15,363,139	$0.22
Effect of Dilutive Securities	—	88,094	—

	$3,364	15,451,233	$0.22

Six months ended June 30, 2006
Basic Earnings per Share
Net Income	$11,115	15,376,858	$0.72

Diluted Earnings per Share
Net Income	$11,115	15,376,858	$0.72
Effect of Dilutive Securities	—	37,875	—

	$11,115	15,414,733	$0.72

11.	Stock-Based Compensation

Effective January 1, 2006, we account for our stock-based compensation in accordance with FASB Statement No. 123R (“SFAS 123R”), Share-Based Payment.

For the three and six months ended June 30, 2007, we have recognized $218,000 before income taxes ($142,000 after income taxes) and $366,000 before income taxes ($238,000 after income taxes), respectively, in stock-based compensation expense under the requirements of SFAS 123R resulting in a negligible impact on earnings per share. In comparison, for the three and six months ended June 30, 2006, we recognized $150,500 before income taxes ($97,000 after income taxes) and $313,500 before income taxes ($201,000 after income

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued

taxes), respectively, in stock-based compensation expense under the requirements of SFAS 123R resulting in a negligible impact on earnings per share.

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

	Six months ended
	June 30,
	2007	2006
Weighted average risk-free interest rate: 1998 Plan	N/A	N/A
Weighted average risk-free interest rate: 2004 Plan	4.5%	4.5%
Expected term of option (in years): 1998 Plan	5.0	5.0
Expected term of option (in years): 2004 Plan	5.0	3.0
Volatility	25%	25%
Dividend yield	0.5%	0.6%
A summary of activity under the 1998 and 2004 Plans for the three and six months ended June 30, 2007 and 2006 is as follows:

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued

	For the three months ended June 30, 2007
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term (years)	(000’s)

1998 Plan
Outstanding, beginning of period	58,461	$7.59
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, end of period	58,461	$7.59	0.47	$448

Exercisable, end of period	58,461	$7.59	0.47	$448

2004 Plan
Outstanding, beginning of period	1,831,080	$18.95
Granted	114,500	18.79
Exercised	(11,600)	14.67
Forfeited	(26,920)	14.69

Outstanding, end of period	1,907,060	$19.02	8.72	$323

Exercisable, end of period	443,504	$15.93	8.14	$150

	For the six months ended June 30, 2007
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term (years)	(000’s)

1998 Plan
Outstanding, beginning of period	58,461	$7.59
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, end of period	58,461	$7.59	0.47	$448

Exercisable, end of period	58,461	$7.59	0.47	$448

2004 Plan
Outstanding, beginning of period	1,936,080	$19.01
Granted	114,500	18.79
Exercised	(11,600)	14.67
Forfeited	(131,920)	18.94

Outstanding, end of period	1,907,060	$19.02	8.72	$323

Exercisable, end of period	443,504	$15.93	8.14	$150

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued

	For the three months ended June 30, 2006
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

	For the six months ended June 30, 2006
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
Stock option compensation expense is the estimated fair value of options granted and amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted in the three and six months ended June 30, 2007 was $3.04.

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
A summary of activity for our nonvested restricted stock grants for the three and six months ended June 30, 2007 and 2006 is as follows:

	For the three months ended June 30,
	2007		2006
		Weighted		Weighted
		Average		Average
	Restricted	Grant-Date	Restricted	Grant-Date
	Stock	Fair Value	Stock	Fair Value

Nonvested, beginning of period	122,273	$15.50	4,000	$12.73
Granted	—	—	—	—
Vested	—	—	(4,000)	12.73
Canceled or expired	—	—	—	—

Nonvested, end of period	122,273	$15.50	—	$—

	For the six months ended June 30,
	2007		2006
		Weighted		Weighted
		Average		Average
	Restricted	Grant-Date	Restricted	Grant-Date
	Stock	Fair Value	Stock	Fair Value

Nonvested, beginning of period	115,000	$15.44	8,000	$14.05
Granted	7,273	16.50	—	—
Vested	—	—	(8,000)	14.05
Canceled or expired	—	—	—	—

Nonvested, end of period	122,273	$15.50	—	$—

As of June 30, 2007, there was $2.8 million of total unrecognized compensation cost related to nonvested option compensation expense and $1.7 million of unrecognized compensation cost for nonvested restricted stock compensation expense that will be recognized over the remaining requisite service period. As of June 30, 2006, there was $1.9 million of total unrecognized compensation cost related to nonvested option compensation expense that will be recognized over the remaining requisite service.
12. Policy Acquisition Costs
Policy acquisition costs, primarily commissions, premium taxes and underwriting expenses related to issuing a policy are deferred and charged against income ratably over the terms of the related policies.
Our components of deferred acquisition costs and the related policy acquisition cost amortized to expense were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Beginning deferred acquisition costs (“DAC”)	$30,039	$28,069	$23,865	$24,453
Additions	30,528	17,536	55,939	40,048
Amortization of DAC	(30,009)	(18,661)	(49,246)	(37,557)

Ending deferred acquisition costs	$30,558	$26,944	$30,558	$26,944

Affirmative Insurance Holdings, Inc.
Notes to Consolidated Financial Statements — Continued
13. Supplemental Information
     Supplemental cash flow information was as follows:

	Six months ended
	June 30,
(dollars in thousands)	2007	2006

Income taxes paid (recovered)	$(2,853)	$884
Interest paid	12,147	2,106

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
We are currently active in offering insurance (both our own policies and those of third-party carriers) directly to individual consumers through our own retail sales locations in 10 states, (Louisiana, Illinois, Texas, Missouri, Indiana, South Carolina, Florida, Kansas, Wisconsin and Alabama) and distributing our own insurance policies through independent agents in 8 states (Illinois, Texas, Missouri, Indiana, South Carolina, Florida, Michigan and New Mexico) and two unaffiliated underwriting agencies in California. Today, the 13 states in which we operate collectively represent approximately 51% of the national non-standard personal automobile insurance market. These combined states accounted for $14.6 billion in direct written premium in 2005, based on information from A. M. Best and our company analysis. We believe the states in which we operate are among the most attractive non-standard personal automobile insurance markets due to a number of factors, including size of market and existing regulatory and competitive environments.
On January 31, 2007, we completed the acquisition of USAgencies in a fully-financed all cash transaction valued at approximately $199.4 million. USAgencies is a non-standard personal automobile insurance distributor and provider headquartered in Baton Rouge, Louisiana. At the time of acquisition it had 91 operating retail sales locations in Louisiana, Illinois and Alabama selling its own insurance products directly to consumers through its own retail stores, virtual call centers and internet site. In 2006, USAgencies had gross written premium of approximately $177.1 million, an increase of 12.6% from 2005 gross written premiums of $157.3 million. The purchase of USAgencies was financed through $200.0 million in borrowings under a $220.0 million senior secured credit facility that was entered into concurrently with the completion of the acquisition.
As of June 30, 2007, our subsidiaries included five insurance companies licensed to write insurance policies in 40 states, four underwriting agencies and six retail agencies serving 13 states through 238 owned retail stores (22 of which are located in leased space within supermarkets owned by a major supermarket chain under an agreement signed in late 2005) and 35 franchised retail store locations. The acquisition of USAgencies, effective January 1, 2007, increased our operations by two insurance companies, a premium finance company and 91 additional owned retail stores.

Our operating components often function as a vertically integrated unit, capturing the premium and associated risk and commission income and fees generated from the sale of an insurance policy. There are other instances, however, when each of our operations functions with unaffiliated entities on an unbundled basis, either independently or with one or more of the other operations. For example, as of June 30, 2007, our insurance companies had relationships with two unaffiliated underwriting agencies that design, distribute and service our policies through their approximately 4,200 independent agencies, and our underwriting agencies distributed insurance policies through approximately 3,500 independent agencies in addition to our 238 owned and 35 franchised retail stores. In addition, our retail stores earn commission income and fees from sales of third-party policies, services and products.
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
As part of our corporate strategy, we treat our owned retail stores as independent agents, encouraging them to sell to their individual customers whatever products are most appropriate for and affordable to those customers. We believe that this offers our retail customers the best combination of service and value, developing stronger customer loyalty and improving customer retention. In practice, this means that in our owned retail stores, the relative proportion of the sales of our own insurance products as compared to the sales of the third-party policies will vary depending upon the competitiveness of our insurance products in the marketplace during the period. Recently, we have experienced a significant shift in this ratio towards third-party insurance carriers as we have enhanced our technology making it easier for our retail stores to sell third-party products. Overall, applications for third-party carriers represented 49% of our retail applications in the second quarter of 2007 as compared to 38% in the second quarter of 2006. This reflects our intention of maintaining the margins in our owned insurance carriers, even at the cost of business lost to third-party carriers.
In response to the market conditions that have existed for the past several years, our owned insurance carriers have been developing and introducing new and better segmented products to serve our target markets, resulting in a slightly lower aggregate rate level and improving the competitiveness of our insurance products offered through our distribution channels. Management of our insurance carriers is responsible for developing and pricing our products, while maintaining and improving our insurance margins.
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
For our owned insurance carriers, one measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written by distribution channel for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross Premiums Written By:
Our underwriting agencies:
Our retail agencies	$55,852	$18,699	$135,669	$51,785
Independent agencies	36,976	36,903	88,922	80,405

Subtotal	92,828	55,602	224,591	132,190

Unaffiliated underwriting agencies	9,324	10,111	20,716	22,261
Other	1	18	(1)	29

Total	$102,153	$65,731	$245,306	$154,480

Total gross premiums written for the three months ended June 30, 2007 were $102.2 million, an increase of $36.4 million, or 55.4%, as compared to $65.7 million for the same period in 2006. In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance carriers’ products only and do not include premiums written for third-party insurance carriers. We earn only commission income and fees in our retail distribution channel for sales of third-party insurance policies. Gross premiums written in our retail distribution channel were $55.9 million, an increase of $37.2 million, or 198.7%, as compared to $18.7 million in the prior year primarily due to the acquisition of USAgencies in January 2007. Our retail strategy is to operate our owned stores as independent agencies, allowing us to provide customers with the choice of the best combination of pricing and features from among both our own insurance products and those of third-party insurers.
Total gross premiums written for the six months ended June 30, 2007 were $245.3 million, an increase of $90.8 million, or 58.8%, as compared to $154.5 million for the same period in 2006. Gross premiums written in our retail distribution channel were $135.7 million, an increase of $83.9 million, or 162.0%, as compared to $51.8 million in the prior year primarily due to the acquisition of USAgencies that was effective January 1, 2007.
In our independent agency distribution channel, gross premiums written for the three months ended June 30, 2007 were $37.0 million, an increase of $0.1 million, or 0.2%, as compared to $36.9 million for the same period in 2006, principally due to increased production in our Michigan and Florida underwriting agencies, partially offset by a decrease in production in our Texas and South Carolina operations. Gross premiums written in our independent agency distribution channel for the six months ended June 30, 2007 were $88.9 million, an increase of $8.5 million, or 10.6%, as compared to $80.4 million for the same period in 2006.
Gross premiums written for our unaffiliated agencies for the three months ended June 30, 2007 were $9.3 million, a decrease of $0.8 million, or 7.8%, as compared to $10.1 million in the prior year. Gross premiums written for our unaffiliated agencies for the six months ended June 30, 2007 were $20.7 million, a decrease of $1.5 million, or 6.9%, as compared to $22.3 million in the prior year. For strategic reasons we have chosen to reduce our emphasis on the unaffiliated underwriting agencies distribution channel. As of June 30, 2007, we have two active unaffiliated relationships as compared to three in the same period of the prior year. In addition, due to increased competition in California, we have experienced decreased production in one of our continuing unaffiliated relationships.
The following table displays our gross premiums written by state for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	$ Change	2007	2006	$ Change

Louisiana *	$33,165	$—	$33,165	$77,450	$—	$77,450
Illinois*	15,791	15,377	414	37,846	38,622	(776)
Texas	16,867	19,273	(2,406)	38,744	43,700	(4,956)
California	8,975	9,834	(859)	19,821	21,717	(1,896)
Michigan	4,164	3,295	869	13,594	7,854	5,740
Florida	7,810	3,630	4,180	16,731	9,648	7,083
Alabama*	4,785	—	4,785	11,570	—	11,570
Missouri	2,859	2,731	128	9,548	5,178	4,370
Indiana	3,006	4,114	(1,108)	8,179	10,726	(2,547)
South Carolina	3,453	4,802	(1,349)	8,070	10,667	(2,597)
New Mexico	927	2,380	(1,453)	2,858	5,795	(2,937)
Arizona	229	79	150	552	184	368
Georgia	96	142	(46)	213	320	(107)
Utah	24	55	(31)	130	42	88
Other	2	19	(17)	—	27	(27)

Total	$102,153	$65,731	$36,422	$245,306	$154,480	$90,826

*	States in which USAgencies operated retail locations.
Under normal circumstances, net premiums written would be less than gross premiums written by the amount of written premiums that were ceded to reinsurers. In our case, for the periods presented, our net premiums written were increased by the premiums recovered from reinsurers in connection with the termination of their contracts on a “cut-off” basis as described in Note 3 ”Reinsurance“ to our consolidated financial statements. For some of the periods, this results in net premiums written greater than gross premiums written. This is demonstrated in the following table, which displays our net premiums written by distribution channel for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Premiums Written By:
Our underwriting agencies:
Our retail agencies — gross written	$55,852	$18,699	$135,669	$51,785
Ceded GMAC QS January 2007 through March 2007	—	—	(39,090)	—
Ceded GMAC QS termination (1)	39,734	—	39,734	—
Ceded GMAC 25% QS subsequent to April 1, 2007	(11,457)	—	(11,457)	—

Subtotal — retail agencies net written	84,129	18,699	124,856	51,785

Independent agencies — gross written	36,976	36,903	88,922	80,405
Ceded Michigan (2)	(617)	—	(2,451)	—
Ceded FolksAmerica (3)	—	(300)	—	(1,802)
Ceded FolksAmerica QS termination (4)	—	2,850	—	2,850

Subtotal — independent agencies net written	36,359	39,453	86,471	81,453

Unaffiliated underwriting agencies — gross written (5)	9,324	10,111	20,716	22,261
Ceded USAUTO Ins. Co. (6)	(96)	(161)	(213)	(350)

Subtotal — unaffiliated underwriting agencies net written	9,228	9,950	20,503	21,911
Other	1	18	(1)	29

Total	$129,717	$68,120	$231,829	$155,178

(1)	We terminated the existing GMAC quota share agreements on a “cut-off” basis effective April 1, 2007.

(2)	In Michigan, we are required to cede premiums to the Michigan Catastrophic Claims Association (“MCCA”).

(3)	In Florida, we ceded 25% of premiums to FolksAmerica through April 30, 2006.

(4)	Effective May 1, 2006, we terminated our quota share agreement with FolksAmerica in Florida on a “cut-off” basis.

(5)	Predominantly premiums written in California through two unaffiliated underwriting agencies. Includes less than $500,000 per quarter written in Arizona, Utah and Georgia through programs with unaffiliated underwriting agencies that are now in run-off.

(6)	In Georgia, we cede 100% of the premiums written to USAUTO Ins. Co.

Total net premiums written for the three months ended June 30, 2007 were $129.7 million, an increase of $61.6 million, or 90.4%, as compared to $68.1 million for the same period in 2006. Net premiums written in our retail distribution channel were $84.1 million, an increase of $65.4 million, or 349.7%, as compared to $18.7 million in the prior year primarily due to the acquisition of USAgencies in January 2007 and the termination of the prior GMAC quota share contracts on a “cut-off” basis. Under these prior reinsurance contracts, USAgencies ceded 70% of gross premiums written in Louisiana and 75% of gross premiums written in Alabama on policies issued in those two states. As a result of the termination of these quota share contracts effective April 1, 2007, $39.4 million of ceded premiums written prior to that date were returned by the reinsurer, increasing our net premiums written.
Total net premiums written for the six months ended June 30, 2007 were $231.8 million, an increase of $76.6 million, or 49.4%, as compared to $155.2 million for the same period in 2006. Net premiums written in our retail distribution channel were $124.9 million, an increase of $73.1 million, or 141.1%, as compared to $51.8 million in the prior year primarily due to the acquisition of USAgencies in January 2007 and the termination of the prior GMAC quota share contracts.
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
Commission income and fees earned by our underwriting agencies on business that is not written or retained by us. We only earn this income when we reinsure a portion of our insurance business to other parties. With the exception of USAgencies’ reinsurance program, we have substantially eliminated our reinsurance contracts and, as a result, this income source has been almost eliminated. Instead, we generate additional premium on the retained business, increasing our earned premiums. Had we continued to utilize reinsurance to a greater extent, our earned premiums would have been reduced but we would have earned greater commission income and fees for servicing the policies. Beginning January 1, 2007, as a result of the acquisition of USAgencies, a significant portion of the business written in Louisiana and Alabama has been reinsured as described in Note 3 to the consolidated financial statements. In the future, we may choose to increase the use of reinsurance, which could result in an increase in this type of commission income and fees, and a concomitant reduction in earned premiums.
Policy, installment, premium finance, franchise, royalty and agency fees are earned for business written or assumed by our insurance companies both through independent agents and our retail agencies. Policy, installment and agency fees are fees charged to the customers in connection with their purchase of coverage from our insurance carriers. We can increase or decrease agency and installment fees at will, but policy fees must be approved by the applicable state’s department of insurance. Premium finance fees are financing fees earned by our premium finance subsidiary and consist of interest and origination fees on our carriers’ policies that customers choose to finance. Franchise and royalty fees are earned from our franchised stores in Florida, but are not significant to our financial results. In the second quarter of 2006, we reduced or eliminated our agency fees in our retail stores to reduce the cost to the customer of purchasing coverage from us. This increased the overall level of sales and thereby increased our commission income (when the product sold is a third-party carrier’s coverage) and earned premiums (when the product sold is our own insurance carrier’s coverage). We believe that this change in our agency fee implementation reduced our near-term commission income and fees but increased our long-term profitability as those incremental commissions from third-party carriers and earned premiums at our own insurance carriers are earned into revenue over the service life of the incremental policies sold. In the fourth quarter of 2006, we reinstituted certain agency fees but at a moderate level as compared to the first half of the year.
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
On a quarterly basis, for each financial reporting period, we record our best estimate of our overall reserve for both current and prior accident years. The amount recorded represents the remaining amount we expect to pay for all covered losses that occurred through the current financial statement date, as well as the amount we expect to expend for all claim settlement expenses. The overall reserve for losses and loss adjustment expenses that we record is the difference between (1) our point estimate of the ultimate loss and ultimate loss adjustment expenses, and (2) the amount of losses and loss adjustment expenses paid through the current financial statement. Our point estimate of ultimate loss consists of a point estimate for Incurred But Not Reported (“IBNR”) losses. The point estimate of ultimate loss adjustment expenses consists of a separate point estimate for adjusting and other expenses (“A&O”) and for defense and cost containment expenses (“DCC”).
We utilize different processes to determine our best estimate for unpaid losses and unpaid loss adjustment expenses. For our non-standard personal automobile insurance business, we establish a standard system-generated case loss reserve that varies by state, program, coverage and, in some instances for certain coverages, elapsed time since date of loss. The only variation to this methodology for setting case loss reserves exists in the instance where our claims professionals believe our financial exposure for a particular loss event is significant and in fact may approach or be equal to our policy limits. In these instances our claims staff will establish a case loss reserve to reflect their view regarding the potential cost of this exposure to the company. The system automatically adjusts the case loss reserves downward in the event a partial payment is made and a claim remains open. The adjuster does have the ability to re-adjust the case loss reserves in an instance where a partial payment is made if they believe the facts of the claim justify a different reserve. This activity is generally limited to our personal injury protection coverage, where we have a significant amount of this type of activity.
Our actuarial staff estimates IBNR losses and ultimate loss adjustment expenses quarterly using detailed statistical analyses and judgment including adjustment for deviations in trends caused by internal and external variables that may affect the resulting reserves. The underlying processes require the use of estimates and informed judgment, and as a result the establishment of loss and loss adjustment expenses reserves is an inherently uncertain process.
Affirmative reviews loss reserve adequacy quarterly by accident year at a state, program and coverage level. Carried reserves are adjusted as additional information becomes known. Such adjustments are reflected in current year operations. Reserves for losses and loss adjustment expenses are also certified to state regulators annually.
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
Overall, we are experiencing frequency indications that are flat compared to prior year selections and severity trends of low single digits on an aggregate basis. In a period of stable premium rates, these trends would have resulted in generally stable loss ratios (the ratio of losses and loss adjustment expenses to earned premiums). However, the current competitive environment has led management of our insurance carriers to selectively reduce rates in certain markets and on certain products. Such rate decreases constrict our insurance margins and increase our loss ratios.
Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and the retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs including payroll, benefits and accrued bonus expenses.
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
Results of Operations
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2007 and 2006 (dollars in thousands except per share data and ratio computations).

	Three months ended June 30,				Six months ended June 30,
	2007		2006	% Change	2007		2006	% Change

Revenues
Net premiums earned	$113,257		$73,753	53.6%	$196,027		$146,791	33.5%
Commission income and fees	23,287		14,552	60.0%	46,670		32,051	45.6%
Net investment income	4,039		2,154	87.5%	8,000		4,214	89.8%
Net realized gains (losses)	(322)		1	NM	(491)		(366)	34.2%

Total revenues	140,261		90,460	55.1%	250,206		182,690	37.1%

Expenses
Losses and loss adjustment expenses	81,900		47,081	74.0%	139,852		94,733	47.6%
Selling, general and administrative expenses	47,912		34,194	40.1%	86,537		66,795	29.6%
Depreciation and amortization	2,810		1,059	165.3%	6,098		2,119	187.8%
Interest expense	6,284		1,086	478.6%	12,916		2,171	494.9%

Total expenses	138,906		83,420	66.5%	245,403		165,818	48.0%

Net income before income taxes and minority interest	1,355		7,040	-80.8%	4,803		16,872	-71.5%
Income tax expense	237		2,156	-89.0%	1,439		5,676	-74.6%
Minority interest, net of income taxes	—		—	NM	—		81	NM

Net income	$1,118		$4,884	-77.1%	$3,364		$11,115	-69.7%

Net income per common share — Basic	$0.07		$0.32	-78.1%	$0.22		$0.72	-69.4%

Net income per common share — Diluted	$0.07		$0.32	-78.1%	$0.22		$0.72	-69.4%

Weighted average shares outstanding — Basic	15,368,173		15,321,771	0.3%	15,363,139		15,376,858	-0.1%
Weighted average shares outstanding — Diluted	15,436,110		15,359,005	0.5%	15,451,233		15,414,733	0.2%

Operational Information
Gross premiums written	$102,153		$65,731	55.4%	$245,306		$154,480	58.8%
Net premiums written	$129,717	(1)	$68,120	90.4%	$231,829	(1)	$155,178	49.4%
Percentage retained	127.0	%(1)	103.6%		94.5	%(1)	100.5%

Loss Ratio	72.3%		63.8%		71.3%		64.5%
Expense Ratio	24.2%		28.1%		23.4%		25.1%

Combined Ratio	96.5%		91.9%		94.8%		89.6%

(1)	Reflects the inclusion of $39.7 million from cancellation of the USAgencies’ quota share reinsurance contracts with GMAC on a “cut-off” basis effective April 1, 2007, as more fully described in Note 3 to the consolidated financial statements.

Comparison of the Three Month Periods Ended June 30, 2007 and June 30, 2006
Total revenues for the three months ended June 30, 2007 were $140.3 million, an increase of $49.8 million, or 55.1%, as compared to total revenues of $90.5 million for the same period in 2006. The increase in revenues was primarily due to our acquisition of USAgencies in January 2007, which increased our revenues from the policies sold in Louisiana and Alabama, two states where we had not previously operated.
The largest component of our revenues is net premiums earned on insurance policies issued by our five affiliated insurance carriers. Net premiums earned for the three months ended June 30, 2007 were $113.3 million, an increase of $39.5 million, or 53.6%, as compared to $73.8 million in the prior year. Since insurance premiums are earned over the service period of the policies, our revenue in the current period includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. As shown in the table set forth below (dollar in thousands), net premiums earned during the three months ended June 30, 2007 on policies sold through our affiliated underwriting agencies (the combined retail and independent agencies distribution channels) increased by $39.4 million, or 61.9%. This increase is primarily due to our acquisition of USAgencies with its insurance business in Louisiana, Alabama and Illinois. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel increased by $0.1 million, or 1.0%, as compared to the prior year. For strategic reasons we have chosen to reduce our emphasis on the unaffiliated underwriting agencies distribution channel.

	Three Months Ended
	June 30,
	2007	2006	% Change

Our underwriting agencies	$103,045	$63,643	61.9%
Unaffiliated underwriting agencies	10,212	10,110	1.0%

Total net premiums earned	$113,257	$73,753	53.6%

Commission income and fees consists of (a) the commission income and fees earned by our underwriting agencies on business that is not written or retained by us, (b) policy, installment, premium finance, franchise, royalty and agency fees earned for business written or assumed by our insurance companies (affiliated) through independent agents and our retail stores and (c) the commissions and agency fees earned on sales of unaffiliated (third-party) companies’ insurance policies or products sold by our retail stores. The table set forth below displays the components of consolidated commission income and fees earned for the three months ended June 30, 2007 and June 30, 2006 (dollars in thousands):

	Three Months Ended
	June 30,
	2007	2006	Variance	Variance
			($)	(%)

Income on non-retained business
— MGA commissions	$171	$340	(169)	-49.7%
— Claims service fee income	379	650	(271)	-41.7%

Affiliated
— Policyholder fee income	10,522	9,459	1,063	11.2%
— Premium finance fees and interest	5,594	—	5,594	NM
— Agency fees	384	406	(22)	-5.4%

Non-affiliated income — third party
— Commissions and fees	5,668	3,589	2,079	57.9%
— Agency fees	569	108	461	426.9%

Total commission income and fees	$23,287	$14,552	8,735	60.0%

For the three months ended June 30, 2007, our consolidated financial statements reflect $23.3 million in commission income and fees, an increase of $8.7 million, or 60.0%, as compared to $14.6 million in the three months ended June 30, 2006. This increase on a reported consolidated basis is primarily related to the addition of income from premium finance fees generated largely by the premium finance company acquired as part of the USAgencies transaction.
Commission income and fees on non-retained business has continued to decline as policies that were partially reinsured in prior periods expire.
Our affiliated commission income and fees increased as compared to the prior year due primarily to the premium finance fees generated by the premium finance company acquired as part of our acquisition of USAgencies. Non-affiliated commission income and fees from sales of third-party insurance policies and products for the three months ended June 30, 2007, increased 68.9% compared to the same period in the prior year due to a shift in the relative proportion of sales of third-party products as compared to sales of our own carriers’ products. Overall, applications for third-party carriers represented 49% of our retail applications in the second quarter of 2007 as compared to 38% in the second quarter of 2006. This reflects our intention of maintaining the margins in our owned insurance carriers, even at the cost of business lost to third-party carriers.
Net investment income for the three months ended June 30, 2007 was $4.0 million, an increase of $1.9 million, or 87.5%, as compared to $2.2 million in the same period in 2006. The increase was primarily due to the 47.8% increase in total average invested assets to $342.0 million during the quarter ended June 30, 2007 from $231.5 million during the quarter ended June 30, 2006, resulting from our acquisition of USAgencies effective January 1, 2007. The average investment yield was 3.45% (4.77% on a taxable equivalent basis) in the second quarter of 2007 as compared to 3.9% (5.6% on taxable equivalent basis) in the comparable quarter of 2006.
Losses and loss adjustment expenses for the three months ended June 30, 2007 were $81.9 million, an increase of $34.8 million, or 74.0%, as compared to $47.1 million for the same period in 2006. The increase was primarily due to our acquisition of USAgencies effective January 1, 2007. In 2007, our second quarter loss and loss adjustment expense ratio was 72.3% as compared to 63.8% in the prior year. The increase in Loss Ratio is due to three factors. The 2007 loss and loss adjustment expense ratio has experienced a modest increase compared to 2006 due to a positive, single digit loss trend accompanied by a declining average rate level attributable to selected rate and product changes. In addition, we saw a lower amount of favorable loss development on prior period’s business in 2007 than we experienced in the prior year’s second quarter. Finally, the addition of USAgencies’ book of business, which operates at a higher loss and loss expense ratio than our other insurance companies, has caused the average loss and loss adjustment expense ratio to increase.

The impact from the favorable loss ratio development on our loss and loss adjustment expense ratio was 1.4% for the three months ended June 30, 2007 as compared to 4.4% in the comparable period of the prior year. The following table displays the impact of favorable loss development on prior years’ business on our loss and loss adjustment expense ratio for the three month periods ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
	2007	2006

Loss and loss adjustment expense ratio — current period	73.7%	68.2%
Favorable loss ratio development — prior period business	-1.4%	-4.4%

Reported loss and loss adjustment expense ratio	72.3%	63.8%

Selling, general and administrative expenses for the three months ended June 30, 2007 were $47.9 million, an increase of $13.7 million, or 40.1%, as compared to $34.2 million for the same period in 2006. The overall increase in selling, general and administrative expenses was primarily due to the acquisition of USAgencies in January 2007. The implementation of our information technology (“IT”) strategy beginning in the fourth quarter of 2006 has resulted in significant costs that impact the comparability of selling, general and administrative expenses for periods subsequent to the beginning of that implementation as compared to previous periods. For the quarter ended June 30, 2007, we incurred approximately $4.4 million in the cost of such implementation, consisting of $0.9 million in IT costs related to our strategic systems transformation project (as more fully described in “Liquidity and Capital Resources”), $0.5 million in IT expenses related to the migration of our Melbourne, Florida, data center to Omaha, Nebraska, in connection with our data center consolidation project, and $3.0 million expensed in the second quarter of 2007 for our obligation to Accenture LLP (“Accenture”) in connection with the outsourcing contract completed in October 2006 under which we outsource substantially all of our IT operations to Accenture, including our data center, field support and application management. The $3.0 million expensed for our obligation to Accenture under the outsourcing agreement includes both the costs of transition to the new outsourced environment and the cost of services that would have previously been provided by our in-house IT department.
The following table displays the change in capitalized deferred acquisition costs as well as the impact that amortization of the deferred acquisition costs has on selling, general and administrative expenses:

	Three Months Ended
	June 30,
	2007	2006
	(dollars in thousands)

Beginning deferred acquisition costs (“DAC”)	$30,039	$28,069
Additions	30,528	17,536
Amortization of DAC	(30,009)	(18,661)

Ending deferred acquisition costs	$30,558	$26,944

Amortization of DAC as % of Earned Premium	26.5%	25.3%

Total policy acquisition costs (amortization of DAC)	$30,009	$18,661
Other selling, general and administrative expenses	17,903	15,533

Total selling, general and administrative expenses	$47,912	$34,194

Total SG&A expenses as % of Earned Premium	42.3%	46.4%

The amortization of DAC is the policy acquisition cost component of selling, general and administrative expenses. It increased as a percentage of earned premiums in the second quarter of 2007 to 26.5% from 25.3% in the second quarter of 2006. The increase in the ratio reflects the mix of business produced by our various distribution channels and is affected by purchase accounting where USAgencies’ historical DAC as of the effective date of the acquisition was used to value the unearned premium on that date, essentially eliminating the DAC and thereby resulting in decreased amortization of DAC for the quarter ended June 30, 2007 related to USAgencies’ previously written business.
Other selling, general and administrative expenses increased 15.3% from $15.5 million in the second quarter of 2006 to $17.9 million in the second quarter of 2007 largely due to the inclusion of USAgencies’ selling, general and administrative expenses in our operating results beginning January 1, 2007. In addition, items affecting the comparability of the quarter’s results to previous periods consisted of $0.9 million in IT costs related to our strategic systems transformation project and $0.5 million in IT expenses related to the migration of our Melbourne, Florida, data center to Omaha, Nebraska. In addition, we expensed $3.0 million in the second quarter of 2007 for our obligation to Accenture in connection with the outsourcing contract The combined total of the Accenture outsourcing expense (which excludes the transformation and data center migration costs) and our continuing IT operating expenses in the second quarter of 2007 exceeded the cost of our IT operations in the second quarter of 2006 by $1.7 million largely due to the expenses related to transitioning from our previous completely in-house IT department during 2006 to the new outsourced environment in 2007.
As of June 30, 2007, we employed 1,361 employees as compared to 942 as of December 31, 2006 and 1,040 as of June 30, 2006. The increase is primarily due to the acquisition of USAgencies in January 2007. At December 31, 2006, USAgencies had 459 employees.
As shown in the table set forth below, our expense ratio for the three months ended June 30, 2007 was 24.2%, as compared to 28.1% for the same period in 2006. The expense ratio calculation includes the sum of selling, general and administrative expenses and depreciation and amortization in the dividend and then treats all commission income and fees as a reduction of that sum, with the divisor consisting of earned premium only. Therefore, the decrease in our expense ratio is primarily due to the 53.6% increase in net premiums earned and the 60.0% increase in commission income and fees (largely due to the addition of premium finance fees), which, in combination, more than offsets the 40.1% increase in selling, general and administrative expenses. The following table displays components of our expense ratio calculation for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended
	June 30,
	2007	2006

Selling, general and administrative expenses	$47,912	$34,194
Depreciation and amortization	2,810	1,059
Less: commission income and fees	(23,287)	(14,552)

Total expenses, net of commission income and fees (dividend)	$27,435	$20,701

Net premiums earned (divisor)	$113,257	$73,753

Expense ratio	24.2%	28.1%
Depreciation and amortization expenses for the three months ended June 30, 2007 were $2.8 million, an increase of $1.8 million, or 165.3%, as compared to $1.1 million for the same period in 2006. Depreciation expense increased by $585,000 and amortization expense increased $1.2 million for the three months ended June 30, 2007, primarily as a result of the acquisition of USAgencies effective January 1, 2007. The USAgencies-related costs consist of the amortization for the intangible costs of brand name, non-competition agreement and customer relationships determined as required by purchase accounting.
Interest expense for the three months ended June 30, 2007 was $6.3 million, an increase of $5.2 million, or 478.6%, as compared to $1.1 million for the same period in the prior year. Interest expense is related to the $220.0 million senior secured credit facility that we entered into on January 31, 2007, our $56.7 million notes payable (issued in December 2004 and June 2005 following our private placement of $30.0 million and $25.0 million, respectively, of trust preferred securities) and the $20.0 million in floating rate subordinated notes that were assumed in the acquisition of USAgencies. Our weighted average interest cost for the three months ended June 30, 2007 was 8.82% for our senior secured credit facility described below and 8.21% for the notes payable.
Pretax income for the three months ended June 30, 2007 was $1.4 million, a decrease of $5.7 million, or 80.8%, as compared to $7.0 million for the same period in 2006.
Income tax expense for the three months ended June 30, 2007 was $237,000, or an effective rate of 17.5%, as compared to income tax expense of $2.2 million, or an effective rate of 30.6%, for the same period in 2006. The effective rate of 17.5% for the second quarter of 2007 is substantially lower than the corporate tax rate primarily due to the relatively high proportion of the quarter’s pre-tax income that is represented by the investment income produced by the largely tax-exempt investment portfolio.
Comparison of the Six Month Periods Ended June 30, 2007 and June 30, 2006
Total revenues for the six months ended June 30, 2007 were $250.2 million, an increase of $67.5 million, or 37.0%, as compared to total revenues of $182.7 million for the same period in 2006. The increase in revenues was primarily due to our acquisition of USAgencies in January 2007, which increased our revenues from the policies sold in Louisiana and Alabama, two states where we had not previously operated.
The largest component of our revenues is net premiums earned on insurance policies issued by our five affiliated insurance carriers. Net premiums earned for the six months ended June 30, 2007 were $196.0 million, an increase of $49.2 million, or 33.5%, as compared to $146.8 million in the prior year. Since insurance premiums are earned over the service period of the policies, our revenue in the current period includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. As shown in the table set forth below (dollars in thousands), net premiums earned on policies sold through our affiliated underwriting agencies (the combined retail and independent agencies distribution channels) increased by $49.7 million, or 39.4%. This increase is primarily due to our acquisition of USAgencies with its insurance business in Louisiana, Alabama and Illinois. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $0.5 million, or 2.3%, as compared to the prior year. For strategic reasons we have chosen to reduce our emphasis on the unaffiliated underwriting agencies distribution channel.

	Six Months Ended
	June 30,
	2007	2006	% Change

Our underwriting agencies	$175,756	$126,038	39.4%
Unaffiliated underwriting agencies	20,271	20,753	-2.3%

Total net premiums earned	$196,027	$146,791	33.5%

Commission income and fees consists of (a) the commission income and fees earned by our underwriting agencies on business that is not written or retained by us, (b) policy, installment, premium finance, franchise, royalty and agency fees earned for business written or assumed by our insurance companies (affiliated) through independent agents and our retail stores and (c) the commissions and agency fees earned on sales of unaffiliated (third-party) companies’ insurance policies or products sold by our retail stores. The table set forth below displays the components of consolidated commission income and fees earned for the six months ended June 30, 2007 and June 30, 2006 (dollars in thousands):

	Six Months Ended
	June 30,
	2007	2006	Variance	Variance
			($)	(%)
Income on non-retained business
— MGA commissions	$580	$1,253	(673)	-53.7%
— Claims service fee income	890	1,542	(652)	-42.3%

Affiliated
— Policyholder fee income	20,314	20,016	298	1.5%
— Premium finance fees and interest	11,392	—	11,392	NM
— Agency fees	793	1,551	(758)	-48.9%

Non-affiliated income — third party
— Commissions and fees	11,645	7,262	4,383	60.4%
— Agency fees	1,056	427	629	147.3%

Total commission income and fees	$46,670	$32,051	14,619	45.6%

For the six months ended June 30, 2007, our consolidated financial statements reflect $46.7 million in commission income and fees, an increase of $14.6 million, or 45.6%, as compared to $32.1 million in the six months ended June 30, 2006. This increase on a reported consolidated basis is primarily related to the addition of income from premium finance fees generated largely by the premium finance company acquired as part of the USAgencies transaction.
Non-affiliated commission income and fees from sales of third-party insurance policies and products for the six months ended June 30, 2007, increased 65.2% compared to the same period in the prior year due to a shift in the relative proportion of sales of third-party products as compared to sales of our own carriers’ products.
Net investment income for the six months ended June 30, 2007 was $8.0 million, an increase of $3.8 million, or 89.8%, compared to $4.2 million in the same period in 2006. The increase was primarily due to the 31.5% increase in total average invested assets to $296.6 million during the six months ended June 30, 2007 from $225.5 million during the six months ended June 30, 2006, resulting from our acquisition of USAgencies effective January 1, 2007. The average investment yield was 3.47% (4.76% on a taxable equivalent basis) in the first half of 2007 as compared to 3.9% (5.6% on taxable equivalent basis) in the comparable period of 2006.
Losses and loss adjustment expenses for the six months ended June 30, 2007 were $139.9 million, an increase of $45.1 million, or 47.6%, as compared to $94.7 million for the same period in 2006. The increase was primarily due to our acquisition of USAgencies effective January 1, 2007. In 2007, our second quarter loss and loss adjustment expense ratio was 71.3% as compared to 64.5% in the prior year. The increase in Loss Ratio is due to three factors. The 2007 loss and loss adjustment expense ratio has experienced a modest increase compared to 2006 due to a positive, single digit loss trend accompanied by a declining average rate level attributable to selected rate and product changes. In addition, we saw a lower amount of favorable loss development on prior period’s business in 2007 than we experienced in the prior year’s second quarter. Finally, the addition of USAgencies’ book of business, which operates at a higher loss and loss expense ratio than our other insurance companies, has caused the average loss and loss adjustment expense ratio to increase. The impact from the favorable loss ratio development on our loss and loss adjustment expense ratio was 1.6% for the six months ended June 30, 2007 as compared to 3.9% in the comparable period of the prior year. The following table displays the impact of favorable loss development on prior years’ business on our loss and loss adjustment expense ratio for the six month periods ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006

Loss and loss adjustment expense ratio — current period	72.9%	68.4%
Favorable loss ratio development — prior period business	-1.6%	-3.9%

Reported loss and loss adjustment expense ratio	71.3%	64.5%

Selling, general and administrative expenses for the six months ended June 30, 2007 were $86.5 million, an increase of $19.7 million, or 29.6%, as compared to $66.8 million for the same period in 2006. The overall increase in selling, general and administrative expenses was primarily due to the acquisition of USAgencies in January 2007. The implementation of our IT strategy beginning in the fourth quarter of 2006 has resulted in significant costs that impact the comparability of selling, general and administrative expenses for the periods subsequent to the beginning of that implementation as compared to previous periods. For the six months ended June 30, 2007, we incurred approximately $8.3 million in the cost of such implementation, consisting of $1.2 million in IT costs related to our strategic systems transformation project (as more fully described in “Liquidity and Capital Resources”), $0.8 million in IT expenses related to the migration of our Melbourne, Florida, data center to Omaha, Nebraska, in connection with our data center consolidation project, $0.3 million for the write-off of software costs deemed to be of no future value (the total cost of this software’s write-off was $0.5 million including an additional $0.2 million that has been separately reported as realized loss on the disposal of the software) and $6.0 million expensed in the first half of 2007 for our obligation to Accenture in connection with the outsourcing contract completed in October 2006 under which we outsource substantially all of our IT operations to Accenture, including our data center, field support and application management. The $6.0 million expensed for our obligation to Accenture under the outsourcing agreement includes both the costs of transition to the new outsourced environment and the cost of services that would have previously been provided by our in-house IT department.
The following table displays the change in capitalized deferred acquisition costs as well as the impact that amortization of the deferred acquisition costs has on selling, general and administrative expenses:

	Six Months Ended
	June 30,
	2007	2006
	(dollars in thousands)

Beginning deferred acquisition costs (“DAC”)	$23,865	$24,453
Additions	55,939	40,048
Amortization of DAC	(49,246)	(37,557)

Ending deferred acquisition costs	$30,558	$26,944

Amortization of DAC as % of Earned Premium	25.1%	25.6%

Total policy acquisition costs (amortization of DAC)	$49,246	$37,557
Other selling, general and administrative expenses	37,291	29,238

Total selling, general and administrative expenses	$86,537	$66,795

Total SG&A expenses as % of Earned Premium	44.1%	45.5%
The amortization of DAC is the policy acquisition cost component of selling, general and administrative expenses. It decreased as a percentage of earned premiums in the first half of 2007 to 25.1% from 25.6% in the first half of 2006. The decrease in the ratio reflects the effect of purchase accounting where USAgencies’ historical DAC as of the effective date of the acquisition was eliminated, resulting in decreased amortization of DAC for the six months ended June 30, 2007 related to USAgencies’ previously written business.
Other selling, general and administrative expenses increased 27.5% from $29.2 million in the first half of 2006 to $37.3 million in the first half of 2007 largely due to the inclusion of USAgencies’ selling, general and administrative expenses in our operating results beginning January 1, 2007. In addition, items affecting the comparability of the six months’ results to the previous year’s first half consisted of $1.2 million in IT costs in 2007 related to our strategic systems transformation project, $0.8 million in IT expenses related to the migration of our Melbourne, Florida, data center to Omaha, Nebraska, and $0.3 million for the write-off of software costs deemed to be of no future value (the total cost of this software’s write-off was $0.5 million including an additional $0.2 million that has been separately reported as realized loss on the disposal of the software). In addition, we expensed $6.0 million in the first half of 2007 for our obligation to Accenture in connection with the outsourcing contract. The combined total of the Accenture outsourcing expense (which excludes the transformation and data center migration costs) and our continuing IT operating expenses in the first half of 2007 exceeded the cost of our IT operations in the first half of 2006 by approximately $4.7 million largely due to the expenses related to transitioning from our previous completely in-house IT department during 2006 to the new outsourced environment in 2007.
As shown in the table set forth below, our expense ratio for the six months ended June 30, 2007 was 23.4%, as compared to 25.1% for the same period in 2006. The expense ratio calculation includes the sum of selling, general and administrative expenses and depreciation and amortization in the dividend and then treats all commission income and fees as a reduction of that sum, with the divisor consisting of earned premium only. Therefore, the decrease in our expense ratio is primarily due to the 33.5% increase in net premiums earned and the 45.6% increase in commission income and fees (largely due to the addition of premium finance fees), which, in combination, more than offsets the 29.6% increase in selling, general and administrative expenses. The following table displays components of our expense ratio calculation for the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006

Selling, general and administrative expenses	$86,537	$66,795
Depreciation and amortization	6,098	2,119
Less: commission income and fees	(46,670)	(32,051)

Total expenses, net of commission income and fees (dividend)	$45,965	$36,863

Net premiums earned (divisor)	$196,027	$146,791

Expense ratio	23.4%	25.1%
Depreciation and amortization expenses for the six months ended June 30, 2007 were $6.1 million, an increase of $4.0 million, or 187.8%, as compared to $2.1 million for the same period in 2006. Depreciation expense increased by $1.3 million and amortization expense increased $2.7 million for the six months ended June 30, 2007 primarily as a result of the acquisition of USAgencies effective January 1, 2007. The USAgencies-related costs consist of the amortization for the intangible costs of brand name, non-competition agreement and customer relationships determined as required by purchase accounting.
Interest expense for the six months ended June 30, 2007 was $12.9 million, an increase of $10.7 million, or 494.9%, as compared to $2.2 million for the same period in the prior year. Interest expense is related to the $220.0 million senior secured credit facility that we entered into on January 31, 2007, our $56.7 million notes payable (issued in December 2004 and June 2005 following our private placement of $30.0 million and $25.0 million, respectively, of trust preferred securities) and the $20.0 million in floating rate subordinated notes that were assumed in the acquisition of USAgencies. Our weighted average interest cost for the six months ended June 30, 2007 was 9.46% for our senior secured credit facility described below and 8.21% for the notes payable.
Pretax income for the six months ended June 30, 2007 was $4.8 million, a decrease of $12.1 million, or 71.5%, as compared to $16.9 million for the same period in 2006.
Income tax expense for the six months ended June 30, 2007 was $1.4 million, or an effective rate of 30.0%, as compared to income tax expense of $5.7 million, or an effective rate of 33.6%, for the same period in 2006.
Minority interest, net of income taxes for the six months ended June 30, 2007 was zero as compared to $81,000 for the same period in 2006. We no longer recognize minority interest due to our purchase of the remaining 27.0% interest in our Florida underwriting agency from the minority holders in March 2006. We currently own 100% of this underwriting agency.
Liquidity and Capital Resources
Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries, including our insurance company subsidiaries.
There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of June 30, 2007, we had $450,000 of cash at the holding company level and $20.4 million of cash and cash equivalents at our non-insurance company subsidiaries.
State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding December 31 or the insurance company’s net income for the 12-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurance company’s remaining surplus after payment of a dividend or other distribution to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. In 2007, our insurance companies may pay up to $16.0 million in ordinary dividends (including $4.9 million that Casualty may pay) to us without prior regulatory approval. However, the maximum dividend capacity is not immediately available in 2007 due to dividend payments of $15.3 million (including $3.8 million from Casualty) by our insurance company subsidiaries in December 2006. Our insurance companies’ statutory surplus as of June 30, 2007 was $183.6 million for the combined AIC group of insurance companies (the “AIC Group”), consisting of AIC, Insura, Affirmative Insurance Company of Michigan (“AIC of Michigan”) and Casualty, and $7.4 million for Direct (not part of the AIC Group) as compared to $133.9 million as of June 30, 2006.
The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At June 30, 2007, the capital ratios of the AIC Group and Direct substantially exceeded the risk-based capital requirements and exceeded the highest level for regulatory action under the risk-based capital guidelines.
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
Net cash provided by operating activities was $57.5 million for the six months ended June 30, 2007, as compared to net cash provided by operating activities of $11.6 million for the same period in 2006. The change in the operating cash flow was principally due to the effects of the termination of USAgencies existing quota share agreements effective April 1, 2007. This resulted in the collection of $31.0 million from GMAC, the reinsurer. The termination of the GMAC quota share agreements resulted in the return of $39.7 million in ceded premiums, reduced by $8.7 million for the return of ceding commissions, for a net cash payment of $31.0 million. Additionally, the change in cash flow provided by operating activities was increased by $15.5 million as a result of a decrease in restricted cash of our agencies, principally due to an internal cash settlement between our underwriting agencies and our insurance companies of approximately $17.0 million.
Net cash used in investing activities was $220.1 million for the six months ended June 30, 2007, as compared to net cash used in investing activities of $30.2 million for the same period in 2006. The increase in cash used in investing activities was primarily due to cash paid for the acquisition of USAgencies in January 2007, offset by cash received from USAgencies in the acquisition, and an increase in bonds acquired of $11.0 million.
Net cash provided by financing activities was $191.9 million for the six months ended June 30, 2007, as compared to net cash used in financing activities of $4.3 million for the same period in 2006. The increase in cash provided by financing activities for the six months ended June 30, 2007 is primarily due to the cash received from the senior secured credit facility for the acquisition of USAgencies in January 2007 offset by $6.5 million paid in debt issuance costs and $1.0 million in principal payments.
During 2006, we developed a comprehensive implementation plan and supporting business case to consolidate and transform our primary business applications onto a new strategic platform. This plan encompasses consolidating and migrating our multiple claims, point-of-sale and policy administration systems onto single strategic platforms, as well as deploying new premium finance, reporting and business analytics capabilities. For all components of this systems transformation plan, we have selected, or are in the process of selecting, a software package that we will configure and integrate to meet our unique needs. We believe this systems transformation will position us to realize significant strategic benefits including: systemic pricing advantage in our marketplace via consolidated and streamlined systems and operations; faster product time to market; additional retail revenue via premium financing; improved claims and underwriting performance via increased automated application of best practice processing rules; a platform to simplify and hasten post-merger and acquisition integration—reducing integration costs and accelerating synergies realization; and improved customer focus and retention. In November 2006, we received approval from our board of directors to commence with the first phase of this transformation, the implementation of premium finance. In addition, during the first quarter of 2007, we received the approval from our board of directors to commence the other phases of the systems consolidation and transformation program. During the first six months of 2007, we capitalized $5.2 million in software development and license costs in connection with this transformation. Through June 30, 2007, we have capitalized $6.0 million of costs related to the transformation.
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
Senior secured credit facility. On January 31, 2007, we entered into a $220.0 million senior secured credit facility (the “Facility”) provided by a syndicate of lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent. The Facility provides for a $200.0 million senior term loan facility and a revolving facility of up to $20.0 million, depending on our borrowing capacity. On March 8, 2007, we added The Frost National Bank, N.A. to the Facility when we received approval of the First Amendment to the Facility and executed a joinder agreement whereby Frost became the provider of an initial revolving credit commitment of $15.0 million. The revolving portion of the Facility includes an option to increase the $20.0 million principal amount of revolving loans available thereunder by up to an additional $20.0 million and a $2.0 million sublimit for letters of credit. Our obligations under the Facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of AIC. The facility contains certain financial covenants, which include capital expenditure limitations, minimum interest coverage requirements, maximum leverage ratio requirements, minimum risk-based capital requirements, maximum combined ratio limitations, minimum fixed charge coverage ratios and a minimum consolidated net worth requirement, as well as other restrictive covenants. At June 30, 2007, we were in compliance with all of our financial and other restrictive covenants.
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
The interest rate for the Facility shall be determined at the beginning of each interest period based on the Alternative Base Rate (“ABR”) or the Adjusted LIBOR Rate as defined in the credit agreement. The ABR is the greater of (a) the prime rate plus 2.50% or (b) the federal funds rate plus 3.00%. The Adjusted LIBOR Rate is the 1, 2, 3 or 6 month LIBOR plus a margin of 3.50%. For the initial 60 day interest period ending March 30, 2007, interest was determined by the credit agreement at the ABR of 10.75% (8.25% prime rate plus 2.50%). At the beginning of each subsequent interest period, the rate is the ABR unless the Company elects to use the Adjusted LIBOR Rate by notifying the lender prior to the effective interest period. The Company will choose the lower interest rate for each subsequent interest period. Based on June 30, 2007 interest rates, the Adjusted LIBOR Rate is 8.82%, as determined by using the one month LIBOR rate plus the margin of 3.5%. The Company notified the lender prior to the June 30, 2007 interest period of its election to use the Adjusted LIBOR Rate for the next interest period.
Effective April 30, 2007, we entered into an interest rate swap with a notional amount of $50.0 million that has been designated as a hedge of variable cash flows associated with that portion of the senior secured credit facility. This derivative instrument requires quarterly settlements whereby we pay a fixed rate of 4.993% and receive a three- month LIBOR rate, reset every three months. The derivative expires on April 30, 2011.
We have designated this derivative instrument as a cash flow hedge in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of SFAS 133. The credit risk associated with this contract is limited to the uncollected interest payments and the fair market value of the derivative to the extent it has become favorable to us.
In connection with our closing on the Facility on January 31, 2007, we terminated our then existing credit agreement with The Frost National Bank dated July 30, 2004, as amended (the “Prior Credit Agreement”). At the time of the termination of the Prior Credit Agreement, there were no borrowings or other amounts outstanding under the Prior Credit Agreement. As of December 31, 2006, there were no outstanding loan amounts due under the Prior Credit Agreement, and we were in compliance with all of our financial and other restrictive covenants.
Special Note Regarding Forward-Looking Statements
Any statement contained in this report that is not a historical fact, or that might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements often contain such phrases as: “we expect,” “we believe,” “we anticipate,” “we plan” and “we may.” Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in our filings with the Securities and Exchange Commission. If any of these assumptions or opinions proves incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We believe that interest rate risk and credit risk are the two types of market risk to which we are principally exposed.
Interest rate risk. Our investment portfolio consists principally of investment-grade, fixed income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general the fair market value of a portfolio of fixed income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of less than three years. The fair value of our fixed income securities as of June 30, 2007 was $354.6 million. The effective duration of the portfolio as of June 30, 2007 was 1.50 years. Should the market interest rates increase 1.0%, our fixed income investment portfolio would be expected to decline in market value by 1.50%, or $5.3 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 1.50%, or $5.3 million, increase in the market value of our fixed income investment portfolio.
Credit risk. An additional exposure to our fixed income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment grade securities and limiting our exposure to a single issuer. As of June 30, 2007, our fixed income investments were invested in the following: U.S. Treasury securities — 3.1%, U.S. Agencies securities — 0.6%, Corporate securities —2.8%, Mortgaged backed securities — 3.5% and tax-exempt securities — 90.0%. As of June 30, 2007, 99.9% of our fixed income securities were rated “A” or better by nationally recognized statistical rating organizations. The average quality of our portfolio was “AA+” as of June 30, 2007.
We invest our insurance portfolio funds in highly rated fixed income securities. Our portfolio is maintained by an outside investment advisor in compliance with the investment policies provided by us. The investment advisor makes investments and divestitures only as approved in advance by us. Information about our investment portfolio is as follows:

	As of	As of
	June 30,	December 31,
	2007	2006
Total invested assets ($ in thousands)	$354,602	$221,770
Tax equivalent book yield	4.76%	5.33%
Average duration in years	1.5	1.0
Average S&P rating	AA+	AA+
We are subject to credit risks with respect to our reinsurers. Although a reinsurer is liable for losses to the extent of the coverage which it assumes, our reinsurance contracts do not discharge our insurance companies from primary liability to each policyholder for the full amount of the applicable policy, and consequently our insurance companies remain obligated to pay claims in accordance with the terms of the policies regardless of whether a reinsurer fulfills or defaults on its obligations under the related reinsurance agreement. In order to mitigate credit risk to reinsurance companies, we attempt to select financially strong reinsurers with an A.M. Best rating of “A-” or better and continue to evaluate their financial condition. Our only current external quota share reinsurance agreement is with GMAC, which is currently rated A- by A.M. Best.
At June 30, 2007, our total receivables from reinsurers was $78.2 million, consisting of $50.9 million from GMAC (rated A- by A.M. Best) for business reinsured in Louisiana and Alabama, $14.9 million net receivable (net of $2.5 million payable) from subsidiaries of Vesta Insurance Group, Inc. (“VIG”) including primarily VFIC, $6.6 million receivable from the Michigan Catastrophic Claims Association, the mandatory reinsurance association in Michigan, $3.8 million from Evergreen National Indemnity Company (rated A by A.M. Best) and $2.0 million receivables from other reinsurers. In addition to the net reinsurance receivable of $14.9 million from VIG, we also carry a $6.1 million contingent commission receivable, resulting in a total gross receivables recoverable from VFIC of $23.5 million. Under the reinsurance agreement with VFIC, AIC had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 1, 2004. On August 30, 2005 AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligations under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the “VFIC Trust”). Currently the VFIC Trust holds $23.6 million to collateralize the $23.5 million gross recoverable from VFIC. In June 2006, the Texas Department of Insurance placed VFIC, along with several of its affiliates, into rehabilitation and subsequently into liquidation. Due to VFIC’s liquidation status, AIC is working through certain procedures to effect its right to withdraw funds from the VFIC Trust. AIC has been working with the Special Deputy Receiver (the “SDR”) and the SDR’s staff on this matter since VFIC was placed into liquidation. To date, the SDR has not taken issue with the validity of the VFIC Trust. We are currently negotiating with the SDR the manner in which the funds will be withdrawn from the VFIC Trust, which must then be approved by the Special Master of the Receivership Court.
At June 30, 2007, $16.8 million was included in reserves for losses and loss adjustment expenses that reflect the amounts owed from AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian. AIC established a trust account to collateralize this payable, which currently holds $22.9 million in securities (the “AFIC Trust”). The AFIC Trust has not been drawn upon by the SDR in Texas or the SDR in Hawaii. It is our expectation that the terms for withdrawal of funds from the AFIC trust will be similar to those we expect to be agreed to in regards to the VFIC Trust.
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
As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of June 30, 2007, all such unaffiliated reinsurers had A.M. Best ratings of “A” or better.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The acquisition of USAgencies has resulted in the adoption of the existing internal controls of that organization into the population of controls relied upon by Affirmative’s management in the reporting of the consolidated financial results of Affirmative Insurance Holdings, Inc. Management performed due diligence in advance of the acquisition and completed subsequent operational reviews that support the conclusion that data relied upon for financial reporting is materially accurate for consolidation purposes. Management has established an implementation schedule intended to bring the new entity into full compliance with Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2007.
PART II — Other Information
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
In December 2003 InsureOne Independent Agency, LLC (“InsureOne”), American Agencies General Agency, Inc. and Affirmative Insurance Holdings, Inc. brought action in the Circuit Court of Cook County, Illinois to enforce non-compete and non-solicitation agreements entered into with James Hallberg, the former president of InsureOne, a wholly-owned subsidiary, and eight former employees of InsureOne and two of Hallberg’s family trusts. The court entered interim orders prohibiting all defendants, including Hallberg, from hiring any employees of InsureOne or of plaintiffs’ other underwriting agencies. On November 9, 2005 upon the close of plaintiffs’ side of the case, the court ruled that the following counts from plaintiffs’ 5th Amended Verified Complaint would remain in the case to be considered until the close of trial: 1) breach of contract by James P. Hallberg; 2) breach of contract by James P. Hallberg Gift Trust and Patricia L. Hallberg Gift Trust; and 3) breach of contract by William Hallberg. James Hallberg’s currently pending counterclaims include breach of contract, fraud, and breach of fiduciary duty. The Hallberg family gift trusts have also asserted a single counterclaim that alleges fraud and breach of fiduciary duty in relation to the purchase of that same 20% minority interest in InsureOne in 2003. We are vigorously contesting the counterclaims and are exercising all available rights and remedies. We are seeking between $15 and 23 million in damages for lost profits and diminution in value. James Hallberg and the Hallberg family gift trust are seeking combined damages of $4,530,482. The bench trial of this matter has concluded, and the parties are currently waiting for the court to render judgment.
Affirmative Insurance Holdings, Inc. and Affirmative Property Holdings, Inc. brought action against Business Risk Technology, Inc. and Steven M. Repetti (“BRT”) in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida on January 6, 2006 for fraudulent inducement, breach of contract, breach of the covenant of good faith and fair dealing, and for declaratory and supplemental relief arising from the defendant’s wrongful conduct and contractual breaches. The details of such allegations are set forth in the petition. This action involves our enforcement of certain rights under a software license agreement we entered with BRT wherein BRT agreed to develop and provide us with a complete, turnkey software system for use by our various affiliates. Among the requested relief, we are seeking declaratory relief, a return of confidential and proprietary information, monetary damages, attorneys’ fees, reasonable pre-judgment and post-judgment interest, and any other relief the Court deems just. On April 27, 2006, BRT counterclaimed for breach of contract, unjust enrichment, fraud, unfair and deceptive trade practices and libel. Subsequently, the court dismissed the unfair and deceptive trade practices and libel claims without prejudice and provided BRT with leave to amend its complaint in ten (10) days; however, BRT did not amend. The parties unsuccessfully participated in court-ordered mediation in June 2007. In July 2007, the court granted summary judgment in favor of BRT on the Company’s breach of contract claim. The Company is moving for reconsideration of that ruling. The parties have been ordered to be ready for trial in October 2007. We are vigorously prosecuting the claims against the defendants and are exercising all available rights and remedies against them.
Affirmative Insurance Holdings, Inc. and Affirmative Insurance Company (referred to herein collectively as “Affirmative”) brought action against Hopson B. Nance, E. Murray Meadows, Paul H. Saeger, Jr., Fred H. Wright, and Does 1-10 in the United States District Court of the Northern District of Alabama, Southern Division, on December 28, 2006 for negligent misrepresentation, fraud, tortious interference with contractual relations, breach of fiduciary duty, negligence and conversion. The details of such allegations are set forth in the petition. The case involves an action by Affirmative to recover $7.2 million of Affirmative’s funds used improperly by Defendants to satisfy a debt of one of VIG’s subsidiaries. Among the requested relief, Affirmative seeks judgment against the Defendants for $7.2 million, plus prejudgment interest and punitive damages. On February 15, 2007, by consent of the parties, the Court referred the action to the United States Bankruptcy Court for the Northern District of Alabama, where bankruptcy proceedings are pending with respect to VIG. The Vesta Plan Trustee moved to enjoin Affirmative from pursuing its action against the Defendants. On February 28, 2007, the Bankruptcy Court entered an order, upon consent of the parties, temporarily staying the action. The order has been subsequently extended until August 30, 2007.
On December 21, 2005, Donna Villegas brought suit against Affirmative Insurance Holdings, Inc. in the United States District Court for the Northern District of Texas, Dallas Division, under the Family and Medical Leave Act (“FMLA”) for retaliation. Specifically, plaintiff claims that Affirmative retaliated against her in violation of 29 U.S.C. § 2615(a) for requesting and taking intermittent FMLA leave by allegedly demoting her and ultimately terminating her employment. A bench trial took place the week of April 2, 2007, at which time plaintiff quantified her damages of approximately $270,000 in back and front pay, in addition to seeking liquidated damages under FMLA, attorney’s fees and interest. Judgment is expected to be rendered by the court within the third quarter of 2007. We believe plaintiff’s allegations in this lawsuit are without merit and will continue to vigorously contest the claims brought by plaintiff, and intend to exercise all available rights and remedies.
On October 18, 2002, the named plaintiff Nickey Marsh filed suit in the Fourth Judicial District Court of Louisiana against USAgencies alleging that certain adjustments to the actual cash value of his total loss automobile claim were improper. An amending petition, filed on October 24, 2003, made class action allegations, and sought class-wide compensatory damages, attorneys’ fees and punitive damages of $5,000 per claimant. The parties conducted class certification discovery, and statistics prepared from discovery estimates indicate that approximately 2,700 to 4,000 such claims may exist. The contested adjustments to actual cash value were approximately $50 to $100 per claim. After a class certification hearing in February of 2006, a judgment was rendered on August 7, 2006 certifying the class. The Louisiana Second Circuit Court of Appeal subsequently affirmed the trial court’s certification of the class on May 16, 2007. USAgencies continues to contest the class certification and has filed a writ application with the Supreme Court of Louisiana to pursue an appeal of the lower court decisions. Pursuant to the terms of the Acquisition Agreement between the Company and USAgencies, the selling parties are bound to indemnify the Company from any and all losses attendant to claims arising out of the Marsh litigation out of a sum placed into escrow specifically for such purpose (the “Marsh Litigation Reserve”). The Acquisition Agreement provides that the Marsh Litigation Reserve shall not exceed the amount placed into escrow, and that upon the final resolution of the Marsh litigation by (i) a court order that is final and nonappealable or (ii) a binding settlement agreement, and (b) the determination of all amounts to be paid with respect to Marsh litigation (the “Marsh Payments”), the amount constituting the Marsh Payments shall be paid out of the Marsh Litigation Reserve to the Company either (a) in accordance with a joint written instruction by the Company and the Seller or (b) pursuant to a court order or judgment that is final and nonappealable sent to the escrow agent by the Company or the Seller, and any portion of the Marsh Litigation Reserve not so required to be paid to the Company shall be promptly paid by the escrow agent to the Seller. We believe plaintiffs’ allegations in this lawsuit are without merit and will continue to vigorously contest the claims brought by the plaintiffs, and intend to exercise all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain, and, although we believe it is unlikely, it is nevertheless possible that the aggregate amount payable at the conclusion of the Marsh litigation may exceed the Marsh Litigation Reserve, and the Seller may not have the financial ability to indemnify the Company for any losses in excess of said reserve.
On December 8, 2006, Michael V. Clegg, APLC, brought suit for damages for alleged breach of contract against USAgencies Insurance Company [sic] (“USAgencies”), a subsidiary of the Registrant, in the Nineteenth Judicial District Court of Louisiana. Plaintiff alleges that USAgencies breached a contract with Mr. Clegg’s law firm purportedly granting the firm exclusive rights to serve as counsel for USAgencies in the State of Louisiana for a period of two (2) years commencing on December 15, 2005 and ending December 15, 2007. On May 31, 2007, final judgment was entered in favor of USAgencies and against plaintiff. Plaintiff subsequently filed a petition for appeal of the judgment. We believe plaintiff’s allegations in this lawsuit are without merit and will continue to vigorously contest the claims brought by plaintiff, and intend to exercise all available rights and remedies against him; however, the ultimate outcome of this matter is uncertain.
Item 1A. Risk Factors.
There are no material changes with respect to those risk factors previously disclosed in Item 1A to Part I of our Form 10-K, as filed with the Commission on March 16, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
On May 8, 2007, our annual meeting of stockholders was held in our Burr Ridge, Illinois offices. A total of 14,907,433 of our shares of common stock were present or represented by proxy at the annual meeting. This represented approximately 97.04% of our shares outstanding on the record date. Two management proposals were voted upon at our annual meeting and each was approved. Each of Kevin R. Callahan, Thomas C. Davis, Nimrod T. Frazer, Avshalom Y. Kalichstein, Suzanne T. Porter, David I Schamis and Paul J. Zucconi was re-elected as a director, each to serve until our next annual meeting of stockholders and until his or her successor is duly elected and qualified. In addition, our Performance-Based Annual Incentive Plan was approved and adopted by our stockholders.
The table set forth below states the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each of the management proposals voted upon at our annual meeting of stockholders.

Description of Matter	For	Against	Withheld	Abstentions	Broker Non-Votes

1. Election of Directors:
Kevin R. Callahan	13,274,983	n/a	1,632,450	n/a	n/a
Thomas C. Davis	13,469,084	n/a	1,438,349	n/a	n/a
Nimrod T. Frazer	13,391,467	n/a	1,515,966	n/a	n/a
Avshalom Y. Kalichstein	11.393,379	n/a	3,514,054	n/a	n/a
Suzanne T. Porter	13,479,948	n/a	1,427,485	n/a	n/a
David I. Schamis	11,503,052	n/a	3,404,381	n/a	n/a
Paul J. Zucconi	13,383,805	n/a	1,523,628	n/a	n/a

2. Approval of the Affirmative Insurance Holdings, Inc. Performance-Based Annual Incentive Plan	12,986,642	1,917,191	n/a	3,600	n/a

Item 5. Other Information.
None.
Item 6. Exhibits.
Exhibit No.	Description
31.1*	Certification of Kevin R. Callahan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark E. Pape, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Kevin R. Callahan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Mark E. Pape, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.
Date: August 9, 2007
/s/ Mark E. Pape
By: Mark E. Pape
Executive Vice President and Chief Financial Officer (and in his capacity as Principal Financial Officer)