Form 10-Q
period 2007-09-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2007-11-09
CIK 1282543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

$.01 par value, as of November 6, 2007: 15,375,848

Affirmative Insurance Holdings, Inc.

Quarter Ended September 30, 2007

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Fixed maturities – available-for-sale, at fair value (amortized cost 2007: $359,655; 2006: $220,649)	$359,957	$219,960
Short-term investments	13,610	1,810

Total invested assets	373,567	221,770

Cash and cash equivalents	49,042	52,484
Fiduciary and restricted cash	17,815	35,582
Accrued investment income	4,958	1,837
Premiums and fees receivable	91,688	78,307
Premium finance receivable, net	37,542	—
Commissions receivable	622	909
Receivable from reinsurers, net	67,434	19,706
Deferred acquisition costs	30,150	23,865
Deferred tax assets	5,422	8,880
Federal income taxes receivable	15,316	7,153
Investment in real property, net	5,993	—
Property and equipment, net	24,627	10,289
Goodwill	163,462	65,288
Other intangible assets, net	24,649	18,155
Other assets, net of allowance for doubtful accounts of $7,213 for 2007 and 2006	14,288	7,953

Total assets	$926,575	$552,178

Liabilities and Stockholders’ Equity
Liabilities
Reserves for losses and loss adjustment expenses	$235,632	$162,569
Unearned premium	144,952	92,124
Deferred revenue	9,088	7,877
Senior secured credit facility	198,500	—
Notes payable	76,935	56,702
Capital lease obligation	37	—
Other liabilities	46,539	26,513

Total liabilities	711,683	345,785

Stockholders’ Equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 17,729,211 shares issued and 15,375,848 shares outstanding at September 30, 2007; 17,707,938 shares issued and 15,354,475 shares outstanding at December 31, 2006	177	177
Additional paid-in capital	161,774	160,862
Treasury stock, at cost (2,353,363 shares at September 30, 2007 and December 31, 2006)	(32,880)	(32,880)
Accumulated other comprehensive loss	(147)	(448)
Retained earnings	85,968	78,682

Total stockholders’ equity	214,892	206,393

Total liabilities and stockholders’ equity	$926,575	$552,178

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)

Revenues
Net premiums earned	$103,850	$71,877	$299,877	$218,668
Commission income and fees	21,964	14,420	68,634	46,471
Net investment income	4,158	2,233	12,158	6,447
Net realized losses	(91)	(78)	(582)	(444)

Total revenues	129,881	88,452	380,087	271,142

Expenses
Losses and loss adjustment expenses	74,067	46,044	213,919	140,777
Selling, general and administrative expenses	41,084	32,979	127,621	99,774
Depreciation and amortization	2,636	1,094	8,734	3,213
Interest expense	6,304	1,085	19,220	3,256

Total expenses	124,091	81,202	369,494	247,020

Income before income taxes and minority interest	5,790	7,250	10,593	24,122

Income taxes	948	2,278	2,387	7,954
Minority interest, net of income taxes	—	—	—	81

Net income	$4,842	$4,972	$8,206	$16,087

Net income per common share:
Basic	$0.31	$0.33	$0.53	$1.05

Diluted	$0.31	$0.33	$0.53	$1.05

Weighted average common shares outstanding:
Basic	15,375	15,140	15,367	15,297

Diluted	15,392	15,187	15,401	15,327

Dividends declared per common share	$0.02	$0.02	$0.06	$0.06

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Nine Months Ended September 30,
	2007		2006
	Shares	Amounts	Shares	Amounts
	(unaudited)
Common stock
Balance at beginning of year	17,707,938	$177	17,483,520	$175
Issuance of restricted stock	7,273	—	—	—
Exercises of stock options	14,000	—	10,329	—

Balance at end of period	17,729,211	177	17,493,849	175

Additional paid-in capital
Balance at beginning of year		160,862		158,904
Exercises of stock options		204		116
Stock-based compensation expense		708		396

Balance at end of period		161,774		159,416

Retained earnings
Balance at beginning of year		78,682		70,158
Net income		8,206		16,087
Dividends declared		(920)		(915)

Balance at end of period		85,968		85,330

Treasury stock
Balance at end of period	2,353,363	(32,880)	2,050,963	(28,746)
Purchase of treasury stock	—	—	302,400	(4,134)

Balance at end of period	2,353,363	(32,880)	2,353,363	(32,880)

Accumulated other comprehensive loss
Balance at beginning of year		(448)		(529)
Unrealized appreciation on investment securities		647		98
Loss on cash flow hedge		(346)		—

Balance at end of period		(147)		(431)

Total stockholders’ equity		$214,892		$211,610

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)
Net income	$4,842	$4,972	$8,206	$16,087

Other comprehensive income (loss) –
Unrealized gain on investment securities	1,995	563	995	151
Loss on cash flow hedge	(1,140)	—	(532)	—

	855	563	463	151
Applicable income tax expense	(299)	(197)	(162)	(53)

Other comprehensive income, net	556	366	301	98

Total comprehensive income	$5,398	$5,338	$8,507	$16,185

See accompanying Notes to Consolidated Financial Statements

Affirmative Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)

Cash flows from operating activities
Net income	$8,206	$16,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,734	3,213
Stock-based compensation expense	708	396
Amortization of debt acquisition cost	671	—
Realized loss on disposal of assets	582	367
Amortization of premiums and discounts on investments	1,999	1,062
Changes in assets and liabilities –
Fiduciary and restricted cash	17,887	(2,449)
Premiums and commissions receivable	(13,094)	(6,941)
Reserves for losses and loss adjustment expenses	1,541	12,919
Net due to/from reinsurers	35,817	4,351
Premium finance contracts	(272)	—
Deferred revenue	(7,633)	(1,208)
Unearned premiums	7,365	1,877
Deferred acquisition costs	(6,285)	(1,552)
Deferred income taxes	10,790	4,895
Federal income taxes receivable/payable	(8,188)	7,260
Other	11,641	(8,940)

Net cash provided by operating activities	70,469	31,337

Cash flows from investing activities
Proceeds from sales and maturities of bonds	129,004	290,794
Cost of bonds acquired	(203,240)	(300,081)
Purchases of property and equipment	(14,066)	(3,601)
Net cash paid for acquisitions	(176,750)	(4,286)

Net cash used in investing activities	(265,052)	(17,174)

Cash flows from financing activities
Principal payments under capital lease obligations	(125)	—
Borrowings under senior secured credit facility	200,000	—
Principal payments on senior secured credit facility	(1,500)	—
Debt acquisition costs paid	(6,518)	—
Proceeds from exercise of stock options	204	116
Treasury stock purchased	—	(4,134)
Dividends paid	(920)	(915)

Net cash provided by (used in) financing activities	191,141	(4,933)

Net (decrease) increase in cash and cash equivalents	(3,442)	9,230
Cash and cash equivalents at beginning of period	52,484	48,037

Cash and cash equivalents at end of period	$49,042	$57,267

Supplemental disclosure of cash flow information:
Cash paid (refunded) for –
Interest	$17,126	$3,159
Income taxes	$(216)	$(4,628)

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General

Affirmative Insurance Holdings, Inc. is an insurance holding company engaged in underwriting, servicing and distributing non-standard automobile insurance policies and related products and services to individual consumers in targeted geographic areas. In this report, the terms “Affirmative,” “the Company,” “we,” “us,” or “our” mean Affirmative Insurance Holdings, Inc. and all entities included in the consolidated financial statements. Our subsidiaries include five insurance companies, four underwriting agencies, six retail agencies with 230 owned retail locations (15 of which are located in leased space within supermarkets owned by a major supermarket chain under an agreement signed in late 2005) and 35 operating franchise retail store locations in Florida as of September 30, 2007. Our underwriting agencies utilize approximately 3,600 independent agencies to sell the policies that they administer. In addition, we have relationships with two unaffiliated underwriting agencies in California producing new business for our insurance companies through approximately 4,300 independent agencies. We are currently active in offering insurance products and services through retail stores in 10 states (Louisiana, Illinois, Texas, Missouri, Indiana, South Carolina, Florida, Kansas, Wisconsin and Alabama) including our franchised stores in Florida and distributing our own insurance policies through independent agents in eight states (Illinois, Texas, Missouri, Indiana, South Carolina, Florida, Michigan and New Mexico).

On January 31, 2007, we completed the acquisition of USAgencies L.L.C. (“USAgencies”), a non-standard automobile insurance distributor and provider headquartered in Baton Rouge, Louisiana, in a fully-financed all cash transaction. At the time of acquisition, USAgencies had 91 operating retail sales locations in Louisiana, Illinois and Alabama selling its products directly to consumers through its owned retail stores, virtual call centers and internet site. The acquisition gives us a leading market position in Louisiana, the 12th largest non-standard personal automobile insurance market. See Note 3.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our operating subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 included in the reports on the Form 10-K filed with the SEC on March 16, 2007 and the Form 8-K/A filed with the SEC on April 17, 2007.

The interim financial statements as of September 30, 2007 and 2006 and for the three and nine months then ended are unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

Certain amounts in the consolidated financial statements for the three and nine months ended September 30, 2006 have been reclassified to conform to the presentation format adopted in 2007. These reclassifications have no effect on the net income previously reported.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates and assumptions are particularly important in determining revenue recognition, reserves for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance receivables and impairment of assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Adoption of New Accounting Standards

We adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 133 and 140 (“SFAS 155”), which permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”); clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. All securities acquired on or after January 1, 2007 have been accounted for in accordance with the new guidance. The adoption of SFAS 155 did not have a material impact on our consolidated financial statements.

Beginning January 1, 2007, we have accounted for uncertainty in income taxes recognized in the financial statements in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It also provides guidance on derecognition, classification, accrual of interest and penalties, accounting in interim periods, disclosure and transition. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. As a result of the adoption, we recognized no additional liability or reduction in deferred tax asset for unrecognized tax benefits. We are no longer subject to US federal, state, local or non-US income tax examinations by tax authorities for years prior to 2003. While we typically do not incur significant interest or penalties on income tax liabilities, our policy is to classify those amounts as administrative expense. We did not change our policy on classification of interest and penalties on income tax liabilities upon adoption of FIN 48.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

In February 2007, the FASB issued Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which includes an amendment to FASB No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement applies to all entities and most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FAS 115 applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retroactively applying SFAS 159, unless it has chosen early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption). We are currently evaluating the impact of adopting SFAS 159.

3.	Acquisitions

USAgencies • On January 31, 2007, we completed the acquisition of USAgencies through a fully-financed all cash transaction valued at approximately $199.1 million. The purchase of USAgencies was financed through $200.0 million in borrowings under a $220.0 million senior secured credit facility that was entered into concurrently with the completion of the acquisition. See Note 8. For accounting purposes, the transaction was effective as of January 1, 2007, so the operating results of USAgencies have been included in our consolidated financial statements since that effective date.

The estimated fair values and useful lives of assets acquired and liabilities assumed are based on management’s valuation. We completed a valuation study to determine the allocation of the total purchase price to the various assets acquired and liabilities assumed. The final purchase price allocations did not result in material differences in allocations for tangible and intangible assets than presented in previously reported Consolidated Balance Sheets.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

The following table summarizes the allocation of the purchase price (in thousands):

Assets acquired:
Cash and cash equivalents	$22,749
Investments	79,164
Reinsurance receivable	83,545
Premium finance receivable	37,270
Real estate	6,080
Fixed assets	4,303
Goodwill	97,808
Intangible assets	11,500
Deferred tax assets	7,494
Other assets	4,090

Total assets acquired	354,003

Liabilities assumed:
Accounts payable and accrued liabilities	8,617
Notes payable	20,262
Reserve for losses and loss adjustment expenses	71,522
Unearned premiums	45,463
Unearned revenues	8,844
Capital leases	162

Total liabilities assumed	154,870

Total purchase price	199,133
Less: Cash and cash equivalents acquired	22,749

Net cash paid for acquisition	$176,384

Included in the purchase price allocation are intangible assets subject to amortization totaling $9.8 million, consisting of $1.0 million for a non-competition agreement, $4.7 million of customer relationships, $3.9 million of trademark and $200,000 of lease interest. As of September 30, 2007, these intangible assets had a carrying value of $5.6 million. Goodwill recorded in connection with the acquisition is not deductible for tax purposes. Other intangible assets related to state licenses of $1.7 million are not subject to amortization. Estimated amortization expenses related to the USAgencies acquisition for 2007 and the future years is as follows (in thousands):

2007	$5,095
2008	2,890
2009	1,700
2010	115

Total	$9,800

Other Acquisitions • For the nine months ended September 30, 2007, we paid $366,000 in contingent purchase price adjustments related to prior acquisitions.

On March 14, 2006, we completed the acquisition of the 27% minority ownership interest of Space Coast Holdings, Inc (“Space Coast”). We paid approximately $3.2 million to the minority owners and recorded $3.2 million in goodwill. Consequently, our current ownership interest in Space Coast is 100%. In addition, for the nine months ended September 30, 2006, we paid $779,000 in contingent purchase price adjustments related to prior acquisitions, $225,000 for the purchase of two retail stores and $64,000 for the purchase of a franchise. We do not anticipate making any material future payments of contingent purchase price adjustments related to acquisitions completed prior to the date of this report.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

4.	Reinsurance

The effect of reinsurance on premiums written and earned is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$93,136	$120,884	$53,695	$51,666	$303,179	$293,681	$153,064	$138,498
Assumed	15,673	16,712	14,791	20,362	50,936	53,076	69,902	82,590
Ceded	(11,570)	(33,746)	(126)	(151)	(25,047)	(46,880)	572	(2,420)

Total	$97,239	$103,850	$68,360	$71,877	$329,068	$299,877	$223,538	$218,668

Through the acquisition of USAgencies, we acquired two additional insurance companies, USAgencies Casualty Insurance Company (“Casualty”), a Louisiana-domiciled insurer, issuing policies only in Louisiana, and USAgencies Direct Insurance Company (“Direct”), a New York-domiciled carrier, issuing policies in Illinois and Alabama. Casualty and Direct had entered into significant quota share reinsurance contracts with GMAC Reinsurance (“GMAC”) and had been dependent upon these reinsurance contracts in order to continue to write and finance their historical level of insurance premiums. The quota share reinsurance contracts in existence at the time of acquisition for Casualty’s Louisiana and Direct’s Illinois business were originally in effect through 2008. Direct’s Alabama business was covered under a quota share reinsurance contract through 2007.

In connection with the completion of the acquisition of USAgencies, we re-evaluated their reinsurance program in light of the capital structure and risk management programs of the larger combined operations of Affirmative. As a result, terms were re-negotiated with GMAC and a new quota share reinsurance agreement was made effective April 1, 2007, under which the net retention increased from 30% to 75% in Louisiana and from 25% to 75% in Alabama on policies issued in those two states by Affirmative Insurance Company (“AIC”), Casualty or Direct. Concurrently, we exercised our option to terminate the prior GMAC quota share contracts on a “cut-off” basis. Further, Casualty has been made a party to the intercompany reinsurance arrangement by which all premiums on policies written by Casualty since January 1, 2007, that are not specifically ceded to any other reinsurer will be ceded to AIC. As a result, Casualty will have no net written premium subsequent to January 1, 2007. A new catastrophe excess of loss reinsurance contract for risks in Alabama and Louisiana was also negotiated and became effective April 1, 2007.

Direct and Casualty have received ceding commissions from GMAC. The quota share ceding commission rate structure varies based on loss experience. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations.

The ceding commissions recognized are reflected as a reduction of the following expenses for the three and nine months ended September 30, 2007 (in thousands):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Selling, general and administrative expenses	$1,705	$7,495
Loss adjustment expenses	1,216	5,401

Total	$2,921	$12,896

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

The amount of recoveries pertaining to quota share reinsurance contracts that were deducted from losses incurred during 2007 was approximately $53.3 million.

The amount of loss reserves and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations is as follows (in thousands):

	As of September 30, 2007	As of December 31, 2006
Losses and loss adjustment expense reserves	$51,032	$21,590
Unearned premiums reserves	12,294	1,221

Total	$63,326	$22,811

On April 1, 2007, as discussed above, we exercised our option to terminate the GMAC quota share contracts on a “cut-off” basis. On April 30, 2007, we received $31.0 million to settle the unearned premiums less return ceding commissions. Taking this recovery into account, our net exposure for reinsurance provided by GMAC at September 30, 2007 was $32.6 million.

The following table summarizes the ceded incurred losses (consisting of paid losses ceded, loss adjustment expenses ceded and change in loss reserves ceded) to various reinsurers for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Paid losses and loss adjustment expenses ceded:
by USAgencies	$14,723	$—	$45,182	$—
by others	3,148	1,118	5,755	5,628

Total (A)	$17,871	$1,118	$50,937	$5,628

Change in loss reserves ceded:
by USAgencies	$10,477	$—	$(2,064)	$—
by others	(1,206)	(1,391)	4,416	1,514

Total (B)	$9,271	$(1,391)	$(2,352)	$1,514

Incurred losses ceded:
by USAgencies	$25,200	$—	$43,118	$—
by others	1,942	(273)	10,171	7,142

Total (A) + (B)	$27,142	$(273)	$53,289	$7,142

At September 30, 2007, our total receivables from reinsurers were $67.4 million, consisting of $32.6 million from GMAC (rated A- by A.M. Best) for business reinsured in Louisiana and Alabama, $20.1 million net receivable (net of $2.5 million payable) from subsidiaries of Vesta Insurance Group (“VIG”), including primarily Vesta Fire Insurance Corporation (“VFIC”), $8.5 million receivable from the Michigan Catastrophic Claims Association, the mandatory reinsurance association in Michigan, $3.6 million from Evergreen National Indemnity Company (rated A by A.M. Best) and $2.6 million receivables from other reinsurers. Under the reinsurance agreement with VFIC, AIC had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura Property and Casualty Insurance Company (“Insura”) from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 1, 2004. On August 30, 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

“VFIC Trust”). At September 30, 2007, the VFIC Trust held $23.8 million to collateralize the $22.6 million gross recoverable from VFIC. In June 2006, the Texas Department of Insurance placed VFIC, along with several of its affiliates, into rehabilitation and subsequently into liquidation. Due to VFIC’s liquidation status, AIC has worked through certain procedures to effect its right to withdraw funds from the VFIC Trust. AIC has worked with the Special Deputy Receiver (the “SDR”) and the SDR’s staff on this matter since VFIC was placed into liquidation. To date, the SDR has not taken issue with the validity of the VFIC Trust, and we have negotiated with the SDR and established the manner in which funds will be withdrawn from the VFIC Trust, which includes the approval of the Special Master of the Receivership Court.

On November 6, 2007, AIC completed its first withdrawal of funds from the VFIC Trust in the amount of $5.8 million. As a result of this transaction, the VFIC Trust balance will decrease, the gross receivable from VFIC will decrease and cash and cash equivalents will increase by $5.8 million in the fourth quarter of 2007.

At September 30, 2007, $17.2 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed from AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (“Hawaiian”). Affirmative established a trust account to collateralize this payable, which currently holds $22.9 million (including accrued interest) in securities (the “AFIC Trust”). The AFIC Trust has not been drawn upon by the SDR in Texas or the SDR in Hawaii. It is the expectation that the terms for withdrawal of funds from the AFIC trust will be similar to those we expect to be agreed to in regards to the VFIC Trust.

AIC is a party to a 100% quota share reinsurance agreement with Hawaiian, which is ultimately a wholly-owned subsidiary of VIG. On November 4, 2004, Hawaiian was named among a group of four other named defendants and twenty unnamed defendants in a complaint filed in the Superior Court of the State of California for the County of Los Angeles alleging causes of action as follows: enforcement of coverage under Hawaiian’s policy of an underlying default judgment plaintiff obtained against Hawaiian’s former insured, who was denied a defense in the underlying lawsuit due to his failure to timely pay the Hawaiian policy premium; ratification and waiver of policy lapse and declaratory relief against Hawaiian; breach of implied covenant of good faith and fair dealing against Hawaiian with the plaintiff as the assignee of the insured; intentional misconduct as to the defendant SCJ Insurance Services (“SCJ”); and professional negligence as to the defendants Prompt Insurance Services, Paul Ruelas, and Anthony David Medina. SCJ, Prompt Insurance Services, Paul Ruelas, and Anthony David Medina are not affiliated with Affirmative. The plaintiff sought to enforce an underlying default judgment obtained against Hawaiian’s insured on September 24, 2004 in the amount of $35.0 million and additional bad faith damages including punitive damages in the amount of $35.0 million.

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

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

Effective August 1, 2005, we entered into novation agreements with several unaffiliated reinsurers who participated in a quota share reinsurance agreement in which we also participated. Pursuant to these agreements, we were substituted in place of these reinsurers assuming all rights, interests, liabilities and obligations related to the original quota share reinsurance agreement. As a result of these novation agreements, our participation in the original reinsurance agreement increased from 5% to 100%, effective August 1, 2005. In consideration for our assumption of their liabilities, these reinsurers agreed to pay us an amount equal to their share of the liabilities under the original quota share agreement as of July 31, 2005. We received cash in the amount of $14.2 million in relation to this novation. The terms of this reinsurance agreement did not meet the risk transfer requirements according to FAS 113, “Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts”, and, therefore, this contract was accounted for as deposits according to the guidelines of SOP 98-7, “Deposit Accounting for Insurance and Reinsurance Contracts that do not Transfer Insurance Risk”. Under deposit accounting, the deposit liability should be adjusted based on the adjusted amount and timing of the cash flows. Changes in the carrying amount of the deposit liability should be reported as income or expense as appropriate. In the three and nine months ended September 30, 2007, we recognized $90,000 and $311,000, respectively, in income related to this novation. In the three and nine months ended September 30, 2006, we recognized $169,000 and $561,000, respectively, in income related to this novation. At September 30, 2007, the remaining deposit liability to be recognized in the future was $304,000.

5.	Premium Finance Receivables

Finance receivables, which are secured by unearned premiums from the underlying insurance policies, consisted of the following at September 30, 2007 (in thousands):

Premium finance contracts	$41,583
Unearned finance charges	(3,491)
Allowance for credit losses	(550)

Total	$37,542

The original term of a substantial portion of a premium finance contract is generally five months, although premium finance contracts may be as long as twelve months. Our experience is that a substantial portion of the insurance coverage and related finance receivables will cancel before contractual maturity dates.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

6.	Policy Acquisition Costs

Policy acquisition costs, primarily commissions, premium taxes and underwriting expenses related to issuing a policy are deferred and charged against income ratably over the terms of the related policies. The components of deferred acquisition costs and the related policy acquisition costs amortized to expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning deferred acquisition costs	$30,558	$26,944	$23,865	$24,453
Additions	19,993	17,625	68,361	57,672
Amortization	(20,401)	(18,564)	(62,076)	(56,120)

Ending deferred acquisition costs	$30,150	$26,005	$30,150	$26,005

7.	Notes Payable

Our long-term debt instruments and balances outstanding at September 30, 2007 and 2006 were as follows (in thousands):

	September 30,
	2007	2006
Notes payable due 2034, bearing interest at 7.545% through December 15, 2009, adjusted quarterly to the 90-day Libor rate plus 3.6% thereafter	$30,928	$30,928
Notes payable due 2035, bearing interest at 7.792% through June 15, 2010, adjusted quarterly to the 90-day Libor rate plus 3.6% thereafter	25,774	25,774
Notes payable due 2035, bearing interest at three-month Libor rate plus 3.95% not exceeding 12.5% through March 2010, no limit thereafter	20,233	-

Total notes payable	$76,935	$56,702

In connection with the acquisition of USAgencies, we assumed the $20.0 million floating rate subordinated notes issued by USAgencies on March 29, 2005. We are required to make interest-only payments on a quarterly basis at the rate of the three-month Libor plus 3.95 percentage points (9.644% at September 30, 2007). The variable interest rate will not exceed 12.50% through March 2010, with no limit thereafter. The notes are redeemable in whole or in part anytime after March 15, 2010. Prior to March 15, 2010, the notes may only be redeemed in whole or in part subject to certain specific restrictions and prepayment penalties pursuant to the indenture agreement.

8.	Senior Credit Facility

On January 31, 2007, we entered into a $220.0 million senior secured credit facility (the “Facility”) provided by a syndicate of lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent that provides for a $200.0 million senior term loan facility and a revolving facility of up to $20.0 million, depending on our borrowing capacity. On March 8, 2007, we added The Frost National Bank, N.A. (“Frost”) to the Facility when we received approval of the First Amendment to the Facility and executed a joinder agreement whereby Frost became the provider of an initial revolving credit commitment of $15.0 million. On September 6, 2007, we added JP Morgan Chase Bank, N.A. (“Morgan”) to the Facility and executed agreements whereby Morgan became the provider of $10.0 million and Frost’s commitment was reduced to $10.0 million, thereby increasing our total revolving credit line to $20.0 million. The revolving portion of the Facility includes an option to increase the $20.0 million principal amount of revolving loans available thereunder by up to an additional $20.0 million and a $2.0 million sublimit for letters of credit. As of September 30, 2007, we have no borrowings under the revolving

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

portion of the Facility. Our obligations under the Facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of AIC. The facility contains certain financial covenants, which include capital expenditure limitations, minimum interest coverage requirements, maximum leverage ratio requirements, minimum risk-based capital requirements, maximum combined ratio limitations, minimum fixed charge coverage ratios and a minimum consolidated net worth requirement, as well as other restrictive covenants. As time passes, certain of the financial covenants become increasingly more restrictive. At September 30, 2007, we were in compliance with all of our financial and other restrictive covenants.

In connection with entering into the Facility, we paid $6.5 million in deferred debt acquisition costs that is being amortized over the seven year term of the Facility.

Concurrently with entering into the Facility, we borrowed $200.0 million (the “Borrowing”) under the term loan portion of the Facility to finance our acquisition of USAgencies and to pay related costs and expenses. The principal amount of the Borrowing is payable in quarterly installments of $500,000, with the remaining balance due on the seventh anniversary of the closing of the Facility. Beginning in 2008, we are also required to make additional annual principal payments that are to be calculated based upon our financial performance during the preceding fiscal year. In addition, certain events, such as the sale of material assets or the issuance of significant new equity, necessitate additional required principal repayments.

The interest rate is determined at the beginning of each interest period based on the Alternative Base Rate (“ABR”) or the Adjusted Libor Rate as defined in the credit agreement. The ABR is the greater of (a) the prime rate plus 2.50% or (b) the federal funds rate plus 3.00%. The Adjusted Libor Rate is the one, two, three or six month Libor rate plus a margin of 3.50%. For the initial 60 day interest period ending March 30, 2007, interest was determined by the credit agreement at the ABR of 10.75% (8.25% prime rate plus 2.50%). At the beginning of each subsequent interest period, the rate is the ABR unless we elect to use the Adjusted Libor Rate by notifying the lender prior to the effective interest period. We will choose the lower interest rate for each subsequent interest period. The interest rate on the borrowings under the Facility at September 30, 2007 was 8.842%, as determined by using the applicable Libor rates plus a margin of 3.50%. We notified the lender prior to the September 30, 2007 interest period of our election to use the Adjusted Libor Rate for the current interest period.

Effective April 30, 2007, we entered into an interest rate swap with a notional amount of $50.0 million that has been designated as a hedge of variable cash flows associated with that portion of the Facility. This derivative instrument requires quarterly settlements whereby we pay a fixed rate of 4.993% and receive a three-month Libor rate, reset every three months. The derivative expires on April 30, 2011. In connection with the interest rate swap, we have elected and will continue to elect the three month Libor rate for a minimum of $50.0 million until the expiration of the swap. We utilize the hypothetical derivative methodology for the measurement of ineffectiveness. Derivative gains and losses not effective in hedging the expected cash flows will be recognized immediately in earnings. Management does not expect the ineffectiveness related to its hedging activity to be material to our financial results in the future. There were no components of the derivative instrument that were excluded from the assessment of hedge effectiveness.

We have designated this derivative instrument as a cash flow hedge in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as subsequently amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities –

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

an amendment of SFAS 133. The credit risk associated with this contract is limited to the uncollected interest payments and the fair market value of the derivative to the extent it has become favorable to us.

In connection with our closing on the Facility on January 31, 2007, we terminated our then existing credit agreement with The Frost National Bank dated July 30, 2004, as amended (the “Prior Credit Agreement”). At the time of the termination of the Prior Credit Agreement, there were no borrowings or other amounts outstanding under the Prior Credit Agreement.

9.	Earnings Per Share

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income available to common stockholders	$4,842	$4,972	$8,206	$16,087

Denominator:
Weighted average basic shares –
Weighted average common stock outstanding	15,375	15,140	15,367	15,297

Weighted average diluted shares –
Weighted average common stock outstanding	15,375	15,140	15,367	15,297
Effect of dilutive stock options	17	47	34	30

Total weighted average diluted shares	15,392	15,187	15,401	15,327

Basic earnings per share	$0.31	$0.33	$0.53	$1.05

Diluted earnings per share	$0.31	$0.33	$0.53	$1.05

10.	Contingencies and Legal Proceedings

We and our subsidiaries are named from time to time as defendants in various legal actions arising in the ordinary course of our business and arising out of or related to claims made in connection with our insurance policies and claims handling. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. However, the ultimate outcome of these matters is uncertain.

In December 2003, InsureOne Independent Agency, LLC (“InsureOne”), American Agencies, General Agency, Inc. and Affirmative Insurance Holdings, Inc. brought action in the Circuit Court of Cook County, Illinois to enforce non-compete and non-solicitation agreements entered into with James Hallberg, the former president of InsureOne, a wholly-owned subsidiary, and eight former employees of InsureOne and two of Hallberg’s family trusts. The court entered interim orders prohibiting all defendants, including Hallberg, from hiring any employees of InsureOne or of plaintiffs’ other underwriting agencies. We are seeking between $15 and 23 million in damages for lost profits and diminution in value. James Hallberg and the Hallberg family gift trust have asserted counterclaims seeking combined damages of approximately $4.5 million. The bench trial of this matter has concluded and the parties are currently waiting for the court to render judgment.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

Affirmative Insurance Holdings, Inc. and Affirmative Property Holdings, Inc. brought action against Business Risk Technology, Inc. and Steven M. Repetti (“BRT”) in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida on January 6, 2006 for fraudulent inducement, breach of contract, breach of the covenant of good faith and fair dealing, and for declaratory and supplemental relief arising from the defendant’s wrongful conduct and contractual breaches. This action involves our enforcement of certain rights under a software license agreement we entered with BRT wherein BRT agreed to develop and provide us with a complete, turnkey software system for use by our various affiliates. BRT has asserted counterclaims for breach of contract, unjust enrichment, and fraud. In July 2007, the court granted summary judgment in favor of BRT on our breach of contract claim. The trial of this matter is scheduled for November 2007.

Affirmative Insurance Holdings, Inc. and Affirmative Insurance Company (referred to herein collectively as “Affirmative”) brought action against Hopson B. Nance, E. Murray Meadows, Paul H. Saeger, Jr., Fred H. Wright, and Does 1-10 in the United States District Court of the Northern District of Alabama, Southern Division, on December 28, 2006 for negligent misrepresentation, fraud, tortious interference with contractual relations, breach of fiduciary duty, negligence and conversion. The case involves an action by Affirmative to recover $7.2 million of Affirmative’s funds used improperly by Defendants to satisfy a debt of one of VIG’s subsidiaries. On February 15, 2007, by consent of the parties, the Court referred the action to the United States Bankruptcy Court for the Northern District of Alabama, where bankruptcy proceedings are pending with respect to VIG. On February 28, 2007, the Bankruptcy Court entered an order, upon consent of the parties, temporarily staying the action. The parties have agreed to extend the stay until January 2008.

On December 21, 2005, Donna Villegas brought suit against Affirmative Insurance Holdings, Inc. in the United States District Court for the Northern District of Texas, Dallas Division, under the Family and Medical Leave Act (“FMLA”) for retaliation. On August 21, 2007, the court entered an order dismissing all claims pursuant to a confidential settlement agreement.

On October 18, 2002, the named plaintiff Nickey Marsh filed suit in the Fourth Judicial District Court of Louisiana against USAgencies alleging that certain adjustments to the actual cash value of his total loss automobile claim were improper. An amending petition, filed on October 24, 2003, made class action allegations, and sought class-wide compensatory damages, attorneys’ fees and punitive damages of $5,000 per claimant. After a class certification discovery and a hearing in February of 2006, an order was rendered on August 7, 2006 certifying the class. The Louisiana Second Circuit Court of Appeal subsequently affirmed the trial court’s certification of the class on May 16, 2007. On October 26, 2007, the Louisiana Supreme Court denied USAgencies’ writ for certiorari. Pursuant to the terms of the Acquisition Agreement between the Company and USAgencies, the selling parties (the “Seller”) are bound to indemnify the Company from any and all losses attendant to claims arising out of the Marsh litigation out of a sum placed into escrow specifically for such purpose (the “Marsh Litigation Reserve”). The Acquisition Agreement provides that the Marsh Litigation Reserve shall not exceed the amount placed into escrow, and that upon the final resolution of the Marsh litigation by (i) a court order that is final and nonappealable or (ii) a binding settlement agreement, and the determination of all amounts to be paid with respect to Marsh litigation (the “Marsh Payments”), the amount constituting the Marsh Payments shall be paid out of the Marsh Litigation Reserve to the Company either (a) in accordance with a joint written instruction by the Company and the Seller or (b) pursuant to a court order or judgment that is final and nonappealable sent to the escrow agent by the Company or the Seller, and any portion of the Marsh Litigation Reserve not so required to be paid to the Company shall be promptly paid by the escrow agent to the Seller. Although we believe it is unlikely, it is nevertheless possible that the aggregate amount payable at the conclusion of the Marsh litigation may exceed the Marsh Litigation Reserve, and the Seller may not have the financial ability to indemnify the Company for any losses in excess of said reserve.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

On December 8, 2006, Michael V. Clegg, APLC, brought suit for damages for alleged breach of contract against USAgencies Insurance Company [sic] (“USAgencies”), a subsidiary of the Registrant, in the Nineteenth Judicial District Court of Louisiana. Plaintiff alleges that USAgencies breached a contract with Mr. Clegg’s law firm purportedly granting the firm exclusive rights to serve as counsel for USAgencies in the State of Louisiana for a period of two (2) years commencing on December 15, 2005 and ending December 15, 2007. On May 31, 2007, judgment was entered in favor of USAgencies and against plaintiff. Plaintiff has pursued an appeal of that judgment and briefing is in progress.

From time to time, we and our subsidiaries are subject to random compliance audits from federal and state authorities regarding various operations within our business that involve collecting and remitting taxes in one form or another. In 2006, two of our owned underwriting agencies were subject to a sales and use tax audit conducted by the State of Texas. The examiner for the State of Texas completed his audit report and delivered an audit assessment asserting that, for the period from January 2002 to December 2005, we should have collected and remitted approximately $2.9 million in sales tax derived from claims services performed by our underwriting agencies for policies sold by these underwriting agencies and issued by Old American County Mutual Insurance Company, an unaffiliated insurance company, through a fronting arrangement. Our insurance companies reinsured 100% of these policies. The assessment includes an additional $412,000 for accrued interest and penalty for a total assessment of $3.3 million. We believe that these services are not subject to sales tax, are vigorously contesting the assertions made by the state, and are exercising all available rights and remedies available to us. On October 19, 2006, we responded to the assessment by filing petitions with the Comptroller of Public Accounts for the State of Texas requesting a re-determination of the tax due and a hearing to present written and oral evidence and legal arguments to contest the imposition of the asserted taxes. As a result of the timely filing of these petitions, an administrative appeal process has commenced and the date for payment is delayed until the completion of the appeal process. Such appeals routinely take up to three years and much longer for complex cases. As such, the outcome of this tax assessment will not be known for a commensurate amount of time. At this time, we are uncertain of the probability of the outcome of our appeal and therefore cannot reasonably estimate the ultimate liability. We have not made an accrual for this potential liability as of September 30, 2007 as we do not believe that the potential assessment meets the requirements of SFAS No. 5, “Accounting for Contingencies”.

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

We are currently active in offering insurance (both our own policies and those of third-party carriers) directly to individual consumers through our own retail sales locations in 10 states (Louisiana, Illinois, Texas, Missouri, Indiana, South Carolina, Florida, Kansas, Wisconsin and Alabama) including our franchised stores in Florida and distributing our own insurance policies through independent agents in 8 states (Illinois, Texas, Missouri, Indiana, South Carolina, Florida, Michigan and New Mexico) and two unaffiliated underwriting agencies in California. Today, the 13 states in which we operate collectively represent approximately 46% of the national non-standard personal automobile insurance market. These combined states accounted for $13.7 billion in direct written premium in 2006, based on information from A. M. Best and our company analysis. We believe the states in which we operate are among the most attractive non-standard personal automobile insurance markets due to a number of factors, including size of market and existing regulatory and competitive environments.

On January 31, 2007, we completed the acquisition of USAgencies in a fully-financed all cash transaction valued at approximately $199.1 million. USAgencies is a non-standard personal automobile insurance distributor and provider headquartered in Baton Rouge, Louisiana. At the time of acquisition it had 91 operating retail sales locations in Louisiana, Illinois and Alabama selling its own insurance products directly to consumers through its own retail stores, virtual call centers and internet site. In 2006, USAgencies had gross written premium of approximately $177.1 million, an increase of 12.6% from 2005 gross written premiums of $157.3 million. The purchase of USAgencies was financed through $200.0 million in borrowings under a $220.0 million senior secured credit facility that was entered into concurrently with the completion of the acquisition.

As of September 30, 2007, our subsidiaries included five insurance companies licensed to write insurance policies in 40 states, four underwriting agencies and six retail agencies serving 13 states through 230 owned retail stores (15 of which are located in leased space within supermarkets owned by a major supermarket chain under an agreement signed in late 2005) and 35 franchised retail store locations. The acquisition of USAgencies, effective January 1, 2007, increased our operations by two insurance companies, a premium finance company and 91 additional owned retail stores.

Our operating components often function as a vertically integrated unit, capturing the premium and associated risk and commission income and fees generated from the sale of an insurance policy. There are other instances, however, when each of our operations functions with unaffiliated entities on an unbundled basis, either independently or with one or more of the other operations. For example, as of September 30, 2007, our insurance companies had relationships with two unaffiliated underwriting agencies that design, distribute and service our policies through their approximately 4,300 independent agencies, and our underwriting agencies distributed insurance policies through approximately 3,600 independent agencies in addition to our 230 owned and 35 franchised retail stores. In addition, our retail stores earn commission income and fees from sales of third-party policies, services and products.

CRITICAL ACCOUNTING POLICIES

We adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of Financial Accounting Statement Board (“FASB”) Statements No. 133 and 140 (“SFAS 155”), which permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”); clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. All securities acquired on or after January 1, 2007 have been accounted for in accordance with the new guidance. The adoption of SFAS 155 did not have material impact on our consolidated financial statements.

Since January 1, 2007, we have accounted for uncertainty in income taxes recognized in the financial statements in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It also provides guidance on derecognition, classification, accrual of interest and penalties, accounting in interim periods, disclosure and transition. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. As a result of the adoption, we recognized no additional liability or reduction in deferred tax asset for unrecognized tax benefits.

There have been no other changes of critical accounting policies since December 31, 2006.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157.

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which includes an amendment to FASB No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement applies to all entities and most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FAS 115 applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retroactively applying SFAS 159, unless it has chosen early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or earlier adoption). We are currently evaluating the impact of adopting SFAS 159.

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

For our owned insurance carriers, one measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written by distribution channel for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Our underwriting agencies:
Retail agencies	$60,575	$19,417	$196,244	$71,202
Independent agencies	39,079	40,440	128,001	120,845

Subtotal	99,654	59,857	324,245	192,047

Unaffiliated underwriting agencies	9,149	8,615	29,865	30,876

Other	6	14	5	43

Total	$108,809	$68,486	$354,115	$222,966

Total gross premiums written for the three months ended September 30, 2007 increased $40.3 million, or 58.9%, to $108.8 million, as compared to $68.5 million for the same period of 2006, primarily due to the increase in premiums written through our retail stores resulting from the acquisition of USAgencies in January 2007. In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance carriers’ products only and do not include premiums written for third-party insurance carriers in our retail and franchised stores. We earn only commission income and fees in our retail distribution channel for sales of third-party insurance policies. Gross premiums written in our retail distribution channel were $60.6 million, an increase of $41.2 million, or 212.0%, as compared to $19.4 million in the same period in 2006, primarily due to the acquisition of USAgencies in January 2007.

Total gross premiums written for the nine months ended September 30, 2007 were $354.1 million, an increase of $131.1 million, or 58.8%, as compared to $223.0 million for the same period in 2006. Gross premiums written in our retail distribution channel were $196.2 million, an increase of $125.0 million, or 175.6%, as compared to $71.2 million in the prior year primarily due to the acquisition of USAgencies, which was effective on January 1, 2007.

In our independent agency distribution channel, gross premiums written for the three months ended September 30, 2007 were $39.1 million, a decrease of $1.4 million, or 3.4%, as compared to $40.4 million for the same period in 2006, principally due to decreased production in our Texas, South Carolina and Indiana underwriting agencies, partially offset by increased production in Michigan and Florida operations. Gross premiums written in our independent agency distribution channel for the nine months ended September 30, 2007 were $128.0 million, an increase of $7.2 million, or 5.9%, as compared to $120.8 million for the same period in 2006.

Gross premiums written by our unaffiliated agencies for the three months ended September 30, 2007 were $9.1 million, an increase of $534,000, or 6.2%, as compared to $8.6 million in the same period in 2006. Gross premiums written by our unaffiliated agencies for the nine months ended September 30, 2007 were $29.9 million, a decrease of $1.0 million, or 3.3%, as compared to $30.9 million in the prior year. For strategic reasons we have chosen to reduce our emphasis on growth in unaffiliated underwriting agencies distribution channel. As of September 30, 2007, we have two active unaffiliated relationships as compared to three in the same period of the prior year.

The following table displays our gross premiums written by state for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change

Louisiana*	$35,211	$-	$35,211	$112,661	$-	$112,661

Illinois*	15,806	15,682	124	53,652	54,304	(652)

Texas	17,062	18,777	(1,715)	55,806	62,477	(6,671)

California	8,910	7,354	1,556	28,731	29,071	(340)

Michigan	5,608	5,282	326	19,202	13,136	6,066

Florida	9,222	5,490	3,732	25,953	15,138	10,815

Alabama*	6,137	-	6,137	17,707	-	17,707

Missouri	3,561	3,639	(78)	13,109	8,817	4,292

Indiana	2,755	3,773	(1,018)	10,934	14,499	(3,565)

South Carolina	3,204	4,714	(1,510)	11,274	15,381	(4,107)

New Mexico	1,089	2,500	(1,411)	3,947	8,295	(4,348)

Arizona	156	903	(747)	708	1,087	(379)

Georgia	85	121	(36)	298	441	(143)

Utah	(2)	235	(237)	128	277	(149)

Other	5	16	(11)	5	43	(38)

Total	$108,809	$68,486	$40,323	$354,115	$222,966	$131,149

* States in which USAgencies operated retail locations.

Under normal circumstances, net premiums written would be less than gross premiums written by the amount of written premiums ceded to reinsurers. In our case, for the periods presented, our net premiums written were increased by the premiums recovered from reinsurers in connection with the termination of their contracts on a “cut-off” basis as described in Note 4 “Reinsurance” of Notes to Consolidated Financial Statements. For some of the periods, this resulted in net premiums written greater than gross premiums written. The following table displays our net premiums written by distribution channel for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Our underwriting agencies:
Retail agencies – gross premiums written	$60,575	$19,417	$196,244	$71,202
Ceded GMAC QS January 2007 through March 2007	—	—	(39,090)	—
Ceded GMAC QS termination (1)	—	—	39,734	—
Ceded GMAC 25% QS subsequent to April 1, 2007	(10,518)	—	(21,327)	—

Subtotal retail agencies net premiums written	50,057	19,417	175,561	71,202

Independent agencies – gross premiums written	39,079	40,440	128,001	120,845
Ceded Michigan (2)	(660)	—	(3,111)	—
Ceded FolksAmerica (3)	—	7	—	(1,795)
Ceded FolksAmerica QS termination (4)	—	—	—	2,850

Subtotal independent agencies net premiums written	38,419	40,447	124,890	121,900

Unaffiliated underwriting agencies – gross premiums written(5)	9,149	8,615	29,865	30,876
Ceded USAUTO Ins. Co. (6)	(85)	(121)	(298)	(441)

Subtotal unaffiliated underwriting agencies net premium written	9,064	8,494	29,567	30,435

Catastrophe and contingent coverages with various reinsurers	(301)	—	(950)	—
Other, net	—	2	—	1

Total net premiums written	$97,239	$68,360	$329,068	$223,538

(1)	We terminated the existing GMAC quota share agreements on a “cut-off” basis effective April 1, 2007.
(2)	In Michigan, we are required to cede premiums to the Michigan Catastrophic Claims Association (“MCCA”).
(3)	In Florida, we ceded 25% of premiums to FolksAmerica through April 30, 2006.
(4)	Effective May 1, 2006, we terminated our quota share agreement with FolksAmerica in Florida on a “cut-off” basis.
(5)

Predominantly premiums written in California through two unaffiliated underwriting agencies. Includes less than $500,000 per quarter written in Arizona, Utah and Georgia through programs with unaffiliated underwriting agencies that are now in run-off.

(6)	In Georgia, we cede 100% of the premiums written to USAUTO Ins. Co.

Total net premiums written for the three months ended September 30, 2007 were $97.2 million, an increase of $28.8 million, or 42.2%, as compared to $68.4 million for the same period in 2006 primarily due to increased net premiums written through the retail operations acquired in the USAgencies acquisition. Net premiums written in our retail distribution channel were $50.1 million, an increase of $30.6 million, or 157.8%, as compared to $19.4 million in the prior year primarily due to the acquisition of USAgencies and the termination of the prior GMAC quota share contracts on a “cut-off” basis. Under these prior reinsurance contracts, USAgencies ceded 70% of gross premiums written in Louisiana and 75% of gross premiums written in Alabama on policies issued in those two states. As a result of the termination of these quota share contracts effective April 1, 2007, $39.7 million of ceded premiums written prior to that date were returned by the reinsurer, increasing our net premiums written.

Total net premiums written for the nine months ended September 30, 2007 were $329.1 million, an increase of $105.6 million, or 47.2%, as compared to $223.5 million for the same period in 2006 primarily due to increased net premiums written through the retail operations acquired in the USAgencies acquisition. Net premiums written in our retail distribution channel were $175.6 million, an increase of $104.4 million, or 146.6%, as compared to $71.2 million in the prior year primarily due to the acquisition of USAgencies and the termination of the prior GMAC quota share contracts.

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

Commission income and fees are earned by our underwriting agencies on business that is not written or retained by us. We only earn this income when we reinsure a portion of our insurance business to other parties. With the exception of USAgencies’ reinsurance program, we have substantially eliminated our reinsurance contracts and, as a result, this income source has been almost eliminated. Instead, we generate additional premium on the retained business, increasing our earned premiums. Had we continued to utilize reinsurance to a greater extent, our earned premiums would have been reduced but we would have earned greater commission income and fees for servicing the policies. Beginning January 1, 2007, as a result of the acquisition of USAgencies, a significant portion of the business written in Louisiana and Alabama has been reinsured as described in Note 4 of Notes to Consolidated Financial Statements. In the future, we may choose to increase the use of reinsurance, which could result in an increase in this type of commission income and fees, and a concomitant reduction in earned premiums.

Policy, installment, premium finance, franchise, royalty and agency fees are earned for business written or assumed by our insurance companies both through independent agents and our retail agencies. Policy, installment and agency fees are fees charged to the customers in connection with their purchase of coverage from our insurance carriers. We can increase or decrease agency and installment fees at will, but policy fees and interest rates must be approved by the applicable state’s department of insurance. Premium finance fees are financing fees earned by our premium finance subsidiary (acquired as part of our acquisition of USAgencies), and consist of interest and origination fees on our carriers’ policies that customers choose to finance. Franchise and royalty fees are earned from our franchised stores in Florida, but are not significant to our financial results. In the second quarter of 2006, we reduced or eliminated our agency fees in our retail stores to reduce the cost to the customer of purchasing coverage from us. This increased the overall level of sales and thereby increased our commission income (when the product sold is a third-party carrier’s coverage) and earned premiums (when the product sold is our own insurance carrier’s coverage). We believe that this change in our agency fee implementation reduced our near-term commission income and fees but increased our long-term profitability as those incremental commissions from third-party carriers and earned premiums at our own insurance carriers are earned into revenue over the service life of the incremental policies sold. In the fourth quarter of 2006, we reinstituted certain agency fees but at a moderate level as compared to the first half of 2006.

Commissions are earned on sales of unaffiliated (third-party) companies’ products sold by our retail agencies. As described above, in our owned retail stores, there can be a shift in the relative proportion of the sales of third-party insurance products as compared to sales of our own carriers’ products due to the relative competitiveness of our insurance products that could result in an increase in our commission income and fees from non-affiliated third-party insurers. We negotiate commission rates with the various third-party carriers whose products we agree to sell in our retail stores. As a result, the level of third-party commission income will also vary depending upon the mix by carrier of third-party products that are sold. In addition, we earn fees from the sales of other products and services (such as tax preparation services, auto club memberships and bond cards) offered by unaffiliated companies.

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

We utilize different processes to determine our best estimate for unpaid losses and unpaid loss adjustment expenses. For our non-standard personal automobile insurance business, we establish a standard system-generated case loss reserve that varies by state, program, coverage and, in some instances for certain coverages, elapsed time since date of loss. The only variation to this methodology for setting case loss reserves exists in the instance where our claims professionals believe our financial exposure for a particular loss event is significant and in fact may approach or be equal to our policy limits. In these instances our claims staff will establish a case loss reserve to reflect their view regarding the potential cost of this exposure to us. The system automatically adjusts the case loss reserves downward in the event a partial payment is made and a claim remains open. The adjuster does have the ability to re-adjust the case loss reserves in an instance where a partial payment is made if they believe the facts of the claim justify a different reserve. This activity is generally limited to our personal injury protection coverage, where we have a significant amount of this type of activity.

We estimate IBNR losses and ultimate loss adjustment expenses quarterly using detailed statistical analyses and judgment including adjustment for deviations in trends caused by internal and external variables that may affect the resulting reserves. The underlying processes require the use of estimates and informed judgment, and as a result the establishment of reserves for losses and loss adjustment expenses is an inherently uncertain process. The following generally accepted actuarial loss and loss adjustment expenses reserving methodologies are used in our analysis:

•

Paid Loss Development – Uses historical loss or loss adjustment expense payments over discrete periods of time to estimate future losses or loss adjustment expense. Paid development methods assume that the pattern of paid losses or loss adjustment expense occurring in past periods will recur for losses occurring in subsequent periods.

•

Incurred Loss Development – Uses historical case incurred loss and loss adjustment expense (i.e. the sum of cumulative loss and loss adjustment expense payments plus outstanding case loss reserves) over discrete periods of time to estimate future losses. Incurred development methods assume that the case loss and loss adjustment expense reserving practices are consistently applied over time.

•

Paid Bornhuetter/Ferguson – Uses a combination of paid development methods and expected loss and loss adjustment expense methods. Expected loss ratio methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected loss and loss adjustment expense ratios are typically developed based upon the information used in pricing and are multiplied by the total amount of premiums earned to calculate ultimate loss and loss adjustment expense.

•

Incurred Bornhuetter/Ferguson – Uses a combination of incurred development methods and expected loss adjustment expense methods. Expected loss ratio methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected loss and loss adjustment expense ratios are typically developed based upon the information used in pricing and are multiplied by the total amount of premiums earned to calculate ultimate loss and loss adjustment expense.

•

Frequency and Severity Methods – Uses historical claim count development over discrete periods of time to estimate future claim count development. A ratio of ultimate claim counts to earned car years is applied to the ultimate dollars of loss per claim for each accident quarter.

There are numerous factors, both internal and external, that we consider when evaluating the reasonableness of the various methods used to determine the actuarial best estimate of loss and loss adjustment expense reserves. Many of the factors vary for different states, programs, coverage groups, and accident periods. Some examples of internal factors considered are changes in product mix, changes in claims-handling practices, loss cost trends and underwriting standards and rules. External factors considered include claims frequency, claim severity, the effect of inflation on medical hospitalization, material repair and replacement costs, as well as general economic and legal trends.

We review loss reserve adequacy quarterly by accident year at a state, program and coverage level. Carried reserves are adjusted as additional information becomes known. Such adjustments are reflected in current year operations. Reserves for losses and loss adjustment expenses are certified to state regulators annually.

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

Selling, General and Administrative Expenses.    Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and the retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs, including payroll, benefits and accrued bonus expenses.

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

RESULTS OF OPERATIONS

The following table sets forth the components of consolidated statements of income as a percentage of total revenue and certain operational information for the periods indicated ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Net premiums earned	80.0%	81.3%	78.9%	80.7%
Commission income and fees	16.9	16.3	18.1	17.1
Net investment income	3.2	2.5	3.2	2.4
Net realized gains (losses)	(0.1)	(0.1)	(0.2)	(0.2)

Total revenues	100.0	100.0	100.0	100.0

Expenses
Losses and loss adjustment expenses	57.0	52.1	56.3	51.9
Selling, general and administrative expenses	31.6	37.3	33.6	36.8
Depreciation and amortization	2.0	1.2	2.3	1.2
Interest expense	4.9	1.2	5.0	1.2

Total expenses	95.5	91.8	97.2	91.1

Income before income taxes	4.5	8.2	2.8	8.9
Income taxes	0.7	2.6	0.6	3.0

Net income	3.8%	5.6%	2.2%	5.9%

Operational Information
Gross premiums written	$108,809	$68,486	$354,115	$222,966
Net premiums written (1)	$97,239	$68,360	$329,068	$223,538
Percentage retained (1)	89.4%	99.8%	92.9%	100.3%
% of losses and loss adjustment expenses to net premiums earned	71.3%	64.1%	71.3%	64.4%
% of net expenses to net premiums earned (2)	20.9	27.3	22.6	25.8

% of combined losses and loss adjustment expense and net expenses to net premiums earned	92.2%	91.4%	93.9%	90.2%

Effective tax rate	16.4%	31.4%	22.6%	33.0%

(1)

The 2007 amounts and percentages reflect the inclusion of $39.7 million from cancellation of the USAgencies’ quota share reinsurance contracts with GMAC on a “cut-off” basis effective April 1, 2007, as more fully described in Note 4 of Notes to Consolidated Financial Statements.

(2)	Net expenses represent selling, general and administrative expenses plus depreciation and amortization minus commission income and fees.

Comparison of the Quarter Ended September 30, 2007 to the Quarter Ended September 30, 2006

Total revenues for the three months ended September 30, 2007 (the “current quarter”) increased $41.4 million, or 46.8%, to $129.9 million from $88.5 million for the three months ended September 30, 2006 (the “prior year quarter”). The increase is primarily due to the acquisition of USAgencies in January 2007, which increased the revenues from policies sold in Louisiana and Alabama, two states where we had not previously operated.

Net Premiums Earned. The largest component of revenues is net premiums earned on insurance policies issued by our five affiliated insurance carriers. Net premiums earned for the current quarter were $103.9 million, an increase of $32.0 million, or 44.5%, as compared to $71.9 million in the prior year quarter. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. Net premiums earned during the current quarter on policies sold through our affiliated underwriting agencies (including retail and independent agencies) increased by $31.7 million, or 51.0%. This increase is primarily due to the acquisition of USAgencies with its insurance business in Louisiana, Alabama and Illinois. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel increased by $295,000, or 3.0%, as compared to the prior year quarter. For strategic reasons we have chosen to reduce our emphasis on the unaffiliated underwriting agencies distribution channel. The following table sets forth net premiums earned by distribution channel for the current quarter and the prior year quarter ($ in thousands):

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Our underwriting agencies	$93,841	$62,163	$31,678	51.0%
Unaffiliated underwriting agencies	10,009	9,714	295	3.0

Total	$103,850	$71,877	$31,973	44.5%

Commission Income and Fees. Commission income and fees consists of (a) the commission income and fees earned by our underwriting agencies on business that is not written or retained by us, (b) policy, installment, premium finance, franchise, royalty and agency fees earned for business written or assumed by our insurance companies (“affiliated”) through independent agents and our retail stores and (c) the commissions and agency fees earned on sales of unaffiliated (third-party) companies’ insurance policies or products sold by our retail stores.

Commission income and fees increased $7.5 million, or 52.3%, in the current quarter to $21.9 million from $14.4 million in the prior year quarter. The increase is primarily attributable to the addition of income from premium finance fees generated largely by the premium finance company acquired as a part of the USAgencies transaction. Commission income and fees on non-retained business has continued to decline as policies that were reinsured in prior periods expire. The following sets forth the components of consolidated commission income and fees earned for the current quarter and the prior year quarter ($ in thousands):

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Income on non-retained business:
MGA commissions	$111	$195	$(84)	(43.1)%
Claims service fee income	286	428	(142)	(33.2)
Affiliated:
Policyholder fee income	12,521	10,237	2,284	22.3
Premium finance fees and interest	4,843	—	4,843	NM
Agency fees	442	211	231	109.5
Non-affiliated income, third-party:
Commissions and fees	3,107	3,305	(198)	(6.0)
Agency fees	654	44	610	NM

Total commission income and fees	$21,964	$14,420	$7,544	52.3%

Our affiliated commission income and fees increased during the current quarter as compared to the prior year quarter primarily due to the increased policyholder fee income earned in connection with the increase in net premiums written and the premium finance fees generated by the premium finance company acquired as part of our acquisition of USAgencies. Non-affiliated commission income and fees from sales of third-party insurance policies and products for the current quarter increased 12.3% compared to the prior year quarter. In the second quarter of 2006, we reduced or eliminated our agency fees in our retail stores to reduce the cost to the customer of purchasing coverage from us. This increased the overall level of sales and thereby increased our commission income (when the product sold is a third-party carrier’s coverage) and earned premiums (when the product sold is our own insurance carrier’s coverage). We believe that this change in our agency fee implementation reduced our near-term commission income and fees but increased our long-term profitability as those incremental commissions from third-party carriers and earned premiums at our own insurance carriers are earned into revenue over the service life of the incremental policies sold. In the fourth quarter of 2006, we reinstituted certain agency fees but at a moderate level as compared to the first half of 2006.

Net Investment Income. Net investment income for the current quarter was $4.2 million, an increase of $1.9 million, or 86.2%, from $2.2 million in the prior year quarter. The increase was primarily due to a 60.7% increase in total average invested assets to $366.4 million during the current quarter from $228.0 million during the prior year quarter, as a result of the acquisition of USAgencies effective January 1, 2007. The average investment yield was 3.49% (5.01% on a taxable equivalent basis) in the current quarter as compared to 3.30% (4.63% on taxable equivalent basis) in the prior year quarter.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the current quarter were $74.1 million, an increase of $28.0 million, or 60.9%, from $46.0 million for the prior year quarter. The increase was primarily due to the acquisition of USAgencies effective January 1, 2007. The percentage of losses and loss adjustment expense to net premiums earned (the “loss ratio”) was 71.3% in the current period compared to 64.1% in the prior year quarter. The increase in loss ratio is due to three factors. The 2007 loss ratio reflects a modest increase compared to 2006 due to a positive, single digit loss trend accompanied by a declining average rate level attributable to selected rate and product changes. Policies written by the insurance companies acquired with USAgencies, which were designed with a higher loss ratio than the policies of our other insurance companies, has caused the average loss ratio to increase. Finally, we saw a lower amount of favorable loss development in the current period resulting from the re-evaluation of the loss ratio expected on premiums earned prior to the current period than we experienced in the prior year quarter. The following table displays the impact of favorable loss development related to prior periods’ business on our loss ratio for the current quarter and the prior year quarter:

	Three Months Ended September 30,
	2007	2006
Loss ratio - current quarter	72.0%	68.2%
Favorable loss ratio development - prior period business	(0.7)	(4.1)

Reported loss ratio	71.3%	64.1%

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A expenses”) were $41.1 million for the current quarter, an increase of $8.1 million, or 24.6%, as compared to $33.0 million for the prior year quarter. The overall increase in SG&A expenses was primarily due to the acquisition of USAgencies in January 2007. Amortization of deferred policy acquisition costs (“DAC”) is a major component of SG&A expenses.

The following table sets forth the impact that amortization of DAC has on SG&A expenses and the change in DAC ($ in thousands):

	Three Months Ended September 30,
	2007	2006
Amortization of DAC	$20,401	$18,564
Other selling, general and administrative expenses	20,683	14,415

Total selling, general and administrative expenses	$41,084	$32,979

Total SG&A expenses as a % of net premiums earned	39.6%	45.9%

Beginning DAC	$30,558	$26,944
Additions	19,993	17,625
Amortization	(20,401)	(18,564)

Ending DAC	$30,150	$26,005

Amortization of DAC as a % of net premiums earned	19.6%	25.8%

The amortization of DAC as a percentage of net premiums earned decreased in the current quarter to 19.6% from 25.8% in the prior year quarter. The decrease reflected the mix of business produced by our various distribution channels. In addition, the decrease in the ratio reflects the effect of purchase accounting whereby USAgencies’ historical DAC as of the effective date of the acquisition was used to value the unearned premium on that date, essentially eliminating the DAC and thereby resulting in decreased amortization of DAC for the current quarter related to USAgencies’ business written before the date of the acquisition. Since net premiums earned in 2007 include some premiums from USAgencies business that was written prior to the date of acquisition, our overall ratio is lower than it would otherwise be, absent the effect of the purchase accounting. This effect will continue to dissipate as the pre-acquisition policies lapse or renew over the course of 2007.

Other SG&A expenses increased 43.5% from $14.4 million in the prior year quarter to $20.7 million in the current quarter, due in part to the acquisition of USAgencies. In addition, the implementation of our information technology (“IT”) strategy beginning in the fourth quarter of 2006 has resulted in significant costs that impact the comparability of SG&A expenses for periods subsequent to the beginning of that implementation as compared to previous periods. For the current quarter, we incurred approximately $3.4 million in the cost of such implementation, consisting of $674,000 in IT costs related to our strategic systems transformation project (as more fully described in “Liquidity and Capital Resources”), and $2.7 million expensed (net of revenue volume discount) in the current quarter for our obligation to Accenture LLP (“Accenture”), in connection with the outsourcing contract completed in October 2006 under which we outsource substantially all of our IT operations to Accenture, including our data center, field support and application management. The combined total of the Accenture outsourcing expense (which excludes the transformation costs) and our continuing IT operating expenses in the current quarter exceeded the cost of our IT operations in the prior year quarter by $1.8 million largely due to the expenses related to transitioning from our previous completely in-house IT department during 2006 to the new outsourced environment in 2007.

Personnel cost increased primarily due to the acquisition of USAgencies. We employed 1,319 at September 30, 2007, 942 at December 31, 2006 and 1,040 persons at September 30, 2006. The increase in 2007 is primarily due to the acquisition of USAgencies.

Net expenses, defined as the sum of SG&A expenses and depreciation and amortization less commission income and fees, as a percentage of net premiums earned (the “net expense ratio”) decreased to 20.9% in the current quarter compared to 27.3% in the prior year quarter. The decrease is primarily due to a 44.5% increase in net premiums earned and a 52.3% increase in commission income and fees (which reduces the net expenses) resulting from the increase in premium finance fees. These increases were partially offset by a 24.6% increase in SG&A expenses.

The following table sets forth the components of the net expenses and the computation of the net expense ratios for the periods indicated ($ in thousands):

	Three Months Ended September 30,
	2007	2006
SG&A expenses	$41,084	$32,979
Depreciation and amortization	2,636	1,094
Less: commission income and fees	(21,964)	(14,420)

Net expenses	$21,756	$19,653

Net premiums earned	$103,850	$71,877

Net expense ratio	20.9%	27.3%

Depreciation and Amortization. Depreciation and amortization expenses for the current quarter were $2.6 million, an increase of $1.5 million, or 141.0%, as compared to $1.1 million for the prior year quarter. Depreciation expense increased by $561,000 and amortization expense increased by $981,000 for current quarter, primarily as a result of the acquisition of USAgencies. The USAgencies-related costs consist of the amortization for the intangible costs of trade name, non-competition agreement and customer relationships determined as required by purchase accounting.

Interest Expense. Interest expense for the current quarter was $6.3 million, an increase of $5.2 million, or 481.0%, as compared to $1.1 million for the prior year quarter. The increase in interest expense is due to the higher weighted average debt outstanding resulting from the $220.0 million senior secured credit facility that we entered into on January 31, 2007 and the $20.0 million in floating rate subordinated notes assumed in the acquisition of USAgencies. The weighted average total debt outstanding was $275.9 million during the current quarter (with a blended borrowing cost of 9.14%) and $56.7 million during the prior year quarter (with a blended borrowing cost of 7.66%).

Income Taxes. Income tax expense for the current quarter was $948,000, or an effective rate of 16.4%, as compared to income tax expense of $2.3 million, or an effective rate of 31.4%, for the prior year quarter. The substantially lower effective tax rate for the current quarter is primarily due to the relatively high proportion of the current quarter investment income generated by the tax-exempt investment portfolio. The effective tax rate on income differs from the federal statutory tax rate of 35% for the following reasons ($ in thousands):

	Three Months Ended September 30,
	2007	2006
Income before income taxes and minority interest	$5,790	$7,250

Tax provision computed at the federal statutory income tax rate	$2,027	$2,538
Increases (reductions) in tax resulting from:
Tax exempt interest	(800)	(292)
State income taxes	240	495
Adjustments reflecting anticipated calendar year federal tax rate	(551)	—
Other	32	(463)

	$948	$2,278

Effective tax rate	16.4%	31.4%

Comparison of the Nine Month Period Ended September 30, 2007 to the Nine Month Period Ended September 30, 2006

Total revenues for the nine months ended September 30, 2007 (the “current period”) increased $109.0 million, or 40.2%, to $380.1 million from $271.1 million for the nine months ended September 30, 2006 (the “prior year period”). The increase was primarily due to the acquisition of USAgencies, which increased our revenues from the policies sold in Louisiana and Alabama, two states where we had not previously operated.

Net Premiums Earned. Net premiums earned for the current period were $299.9 million, an increase of $81.2 million, or 37.1%, as compared to $218.7 million in the prior year period. Since insurance premiums are earned over the service period of the policies, our revenue in the current period includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. As shown in the table set forth below, net premiums earned on policies sold through our affiliated underwriting agencies (the combined retail and independent agencies distribution channels) increased $81.4 million, or 43.2% during the current period, primarily due to the acquisition of USAgencies with its insurance business in Louisiana, Alabama and Illinois. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased $187,000, or 0.6%, in the current period as compared to the prior year period. For strategic reasons we have chosen to reduce our emphasis on the unaffiliated underwriting agencies distribution channel.

The following table sets forth net premiums earned by distribution channel for the current period and the prior year period ($ in thousands):

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Our underwriting agencies	$269,597	$188,201	$81,396	43.2%
Unaffiliated underwriting agencies	30,280	30,467	(187)	(0.6)

Total	$299,877	$218,668	$81,209	37.1%

Commission Income and Fees. Commission income and fees increased $22.2 million, or 45.7% to $68.6 million in the current period from $46.5 million in the prior year period, primarily due to the increase in premium finance fees generated largely by the premium finance company that was acquired as a part of the USAgencies transaction and the increased policyholder fee income earned in connection with the increase in net written premiums. The following sets forth the components of consolidated commission income and fees earned for the current period and the prior year period ($ in thousands):

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Income on non-retained business:
MGA commissions	$691	$1,448	$(757)	(52.3)%
Claims service fee income	1,176	1,970	(794)	(40.3)
Affiliated:
Policyholder fee income	38,201	30,238	7,963	26.3
Premium finance fees and interest	16,235	—	16,235	NM
Agency fees	1,235	1,771	(536)	(30.3)
Non-affiliated income, third-party:
Commissions and fees	9,386	10,573	(1,187)	(11.2)
Agency fees	1,710	471	1,239	263.1

Total commission income and fees	$68,634	$46,471	$22,163	47.7%

Non-affiliated commission income and fees from sales of third-party insurance policies and products for the current period increased only 0.5% compared to the prior year period. The level of third-party commission income has decreased 11.2% due to the mix by carrier of third-party products that were sold and the decrease in the fees we have earned from the sales of other products and services (such as tax preparation services, auto club memberships and bond cards) offered by unaffiliated companies. In the second quarter of 2006, we reduced or eliminated our agency fees in our retail stores to reduce the cost to the customer of purchasing coverage from us. This increased the overall level of sales and thereby increased our commission income (when the product sold is a third-party carrier’s coverage) and earned premiums (when the product sold is our own insurance carrier’s coverage). We believe that this change in our agency fee implementation reduced our near-term commission income and fees but increased our long-term profitability as those incremental commissions from third-party carriers and earned premiums at our own insurance carriers are earned into revenue over the service life of the incremental policies sold. In the fourth quarter of 2006, we reinstituted certain agency fees but at a moderate level as compared to the first half of 2006.

Net Investment Income. Net investment income for the current period was $12.1 million, an increase of $5.7 million, or 88.6%, compared to $6.4 million in the prior year period. The increase was primarily due to a 41.2% increase in total average invested assets to $318.7 million during the current period from $225.7 million during the prior year period, as a result of the acquisition of USAgencies effective January 1, 2007. The average investment yield was 3.48% (4.85% on a taxable equivalent basis) in the current period as compared to 3.37% (4.76% on taxable equivalent basis) in the prior year period.

Losses and loss adjustment expenses. Losses and loss adjustment expenses for the current period were $213.9 million, an increase of $73.1 million, or 52.0%, as compared to $140.8 million for the prior year period. The increase was primarily due to the acquisition of USAgencies effective January 1, 2007. The loss ratio was 71.3% in the current period as compared to 64.4% in the prior year period. The increase in loss ratio is due to three factors. The 2007 loss ratio reflects a modest increase compared to 2006 due to a positive, single digit loss trend accompanied by a declining average rate level attributable to selected rate and product changes. In addition, we saw a lower amount of favorable loss development in the current period resulting from the re-evaluation of the loss ratio expected on premiums earned prior to the current period than we experienced in the prior year period. Finally, the addition of USAgencies’ book of business, which operates at a higher loss ratio than our other insurance companies, has caused the average loss ratio to increase.

The following table displays the impact of favorable loss development related to prior periods’ business on our loss ratio for the current period and the prior year period:

	Nine Months Ended September 30,
	2007	2006
Loss ratio – current period	72.6%	68.3%
Favorable loss ratio development – prior period business	(1.3)	(3.9)

Reported loss ratio	71.3%	64.4%

Selling, General and Administrative Expenses. SG&A expenses were $127.6 million for the current period, an increase of $27.8 million, or 27.9%, as compared to $99.8 million for the prior year period. The overall increase in SG&A expenses was primarily due to the acquisition of USAgencies in January 2007. The following table sets forth the impact that amortization of DAC has on SG&A and the change in DAC ($ in thousands):

	Nine Months Ended September 30,
	2007	2006
Amortization of DAC	$62,076	$56,120
Other selling, general and administrative expenses	65,545	43,654

Total selling, general and administrative expenses	$127,621	$99,774

Total SG&A expenses as a % of net premiums earned	42.6%	45.6%

Beginning DAC	$23,865	$24,453
Additions	68,361	57,672
Amortization	(62,076)	(56,120)

Ending DAC	$30,150	$26,005

Amortization of DAC as a % of net premiums earned	20.7%	25.7%

The amortization of DAC decreased as a percentage of net premiums earned in the current period to 20.7% from 25.7% in the prior year period. The decrease in the ratio reflects the effect of purchase accounting whereby USAgencies’ historical DAC as of the effective date of the acquisition was eliminated, resulting in decreased amortization of DAC for the current period related to USAgencies’ previously written business. Since net premiums earned in 2007 include some premiums from USAgencies business that was written prior to the date of acquisition, our overall ratio is lower than it would otherwise be, absent the effect of the purchase accounting. This effect will continue to dissipate as the pre-acquisition policies lapse or renew over the course of 2007.

Other SG&A expenses increased 50.1% from $43.7 million in the prior year period to $65.5 million in the current period largely due to the inclusion of USAgencies’ SG&A expenses in our operating results beginning January 1, 2007. In addition, items affecting the comparability of the current period results to the prior year period consisted of $1.9 million in IT costs in 2007 related to our strategic systems transformation project, $785,000 in IT expenses related to the migration of our Melbourne, Florida, data center to Omaha, Nebraska, and $280,000 for the write-off of software costs deemed to be of no future value. In addition, we expensed $8.7 million (net of revenue volume discount) in the current period for our obligation to Accenture in connection with the outsourcing contract. The combined total of the Accenture outsourcing expense (which excludes the transformation and data center migration costs) and our continuing IT operating expenses in the current period exceeded the cost of our IT operations in the prior year period by approximately $6.9 million largely due to the expenses related to transitioning from our previous completely in-house IT department during 2006 to the new outsourced environment in 2007.

Personnel cost increased primarily due to the acquisition of USAgencies. We employed 1,319 at September 30, 2007, 942 at December 31, 2006 and 1,040 persons at September 30, 2006. The increase in 2007 is primarily due to the acquisition of USAgencies.

The net expense ratio decreased to 22.6% in the current period compared to 25.8% in the prior year period. The decrease is primarily due to a 37.1% increase in net premiums earned and a 47.7% increase in commission income and fees (which reduces the net expenses) resulting from the increase in premium finance fees. These increases were partially offset by a 27.9% increase in SG&A expenses.

The following table sets forth the components of the net expenses and the computation of the net expense ratios for the periods indicated ($ in thousands):

	Nine Months Ended September 30,
	2007	2006
SG&A expenses	$127,621	$299,774
Depreciation and amortization	8,734	3,213
Less: commission income and fees	(68,634)	(46,471)

Net expenses	$67,721	$56,516

Net premiums earned	$299,877	$218,668

Net expense ratio	22.6%	25.8%

Depreciation and Amortization. Depreciation and amortization expenses for the current period were $8.7 million, an increase of $5.5 million, or 171.8%, as compared to $3.2 million for the prior year period. Depreciation expense increased by $1.8 million and amortization expense increased by $3.7 million for the current period primarily as a result of the acquisition of USAgencies effective January 1, 2007. The USAgencies-related costs consist of the amortization for the intangible costs of brand name, non-competition agreement and customer relationships determined as required by purchase accounting.

Interest Expense. Interest expense for the current period was $19.2 million, an increase of $15.9 million, or 490.3%, as compared to $3.3 million for the prior year period. The increase in interest expense is due to the higher weighted average debt outstanding resulting from the $220.0 million senior secured credit facility that we entered into on January 31, 2007 and the $20.0 million in floating rate subordinated notes assumed in the acquisition of USAgencies. The weighted average total debt outstanding was $276.4 million during the current period (with a blended borrowing cost of 9.27%) and $56.7 million during the prior year period (with a blended borrowing cost of 7.66%).

Income Taxes. Income tax expense for the current period was $2.4 million, or an effective rate of 22.5%, as compared to income tax expense of $8.0 million, or an effective rate of 33.0%, for the prior year period. The substantially lower effective tax rate for the current period is primarily due to the relatively high proportion of the current period investment income generated by the tax-exempt investment portfolio. The effective tax rate on income differs from the federal statutory tax rate of 35% for the following reasons ($ in thousands):

	Nine Months Ended September 30,
	2007	2006
Income before income taxes and minority interest	$10,593	$24,122

Tax provision computed at the federal statutory income tax rate	$3,708	$8,443
Increases (reductions) in tax resulting from:
Tax exempt interest	(2,233)	(1,335)
State income taxes	490	1,286
Adjustments reflecting anticipated calendar year federal tax rate	236	—
Other	186	(440)

	$2,387	$7,954

Effective tax rate	22.5%	33.0%

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries, including our insurance company subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of September 30, 2007, we had $2.3 million of cash at the holding company level and $26.7 million of cash and cash equivalents at our non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. Under the state laws, no dividends may be declared or paid at any time except out of earned, as distinguished from contributed, surplus. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding December 31 or the insurance company’s net income for the 12-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurance company’s remaining surplus after payment of a dividend or other distribution to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. In 2007, our insurance companies may pay up to $16.0 million in ordinary dividends (including $4.9 million that Casualty may pay) to us without prior regulatory approval. However, the maximum dividend capacity is not immediately available in 2007 due to dividend payments of $15.3 million (including $3.8 million from Casualty) by our insurance company subsidiaries in December 2006. Our insurance companies’ statutory surplus as of September 30, 2007 was $184.5 million for the combined AIC group of insurance companies (the “AIC Group”), consisting of AIC, Insura, Affirmative Insurance Company of Michigan (“AIC of Michigan”) and Casualty, and $8.7 million for Direct (not part of the AIC Group) as compared to $136.1 million as of September 30, 2006.

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At September 30, 2007, the capital ratios of the AIC Group and Direct substantially exceeded the risk-based capital requirements and exceeded the highest level for regulatory action under the risk-based capital guidelines.

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

Net cash provided by operating activities was $70.5 million and $31.3 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in the operating cash flows was principally due to the effects of the termination of USAgencies existing quota share agreements effective April 1, 2007. This termination resulted in the collection of $31.0 million from the reinsurer, GMAC. The termination of the GMAC quota share agreements resulted in the return of $39.7 million in ceded premiums, reduced by $8.7 million for the return of ceding commissions, for a net cash payment of $31.0 million. Additionally, the increase in operating cash flows was also attributable to a decrease of $17.9 million in restricted cash of our agencies, resulting from an internal cash settlement between our underwriting agencies and our insurance companies of approximately $17.7 million.

Net cash used in investing activities was $265.1 million and $17.2 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash used in investing activities was primarily due to the $176.4 million of cash paid for the acquisition of USAgencies in January 2007, and an increase in bonds acquired of $64.9 million.

Net cash provided by (used in) financing activities was $191.1 million and ($4.9 million) for the nine months ended September 30, 2007 and 2006, respectively. The increase in financing cash flows was primarily due to the cash received from the issuance of the senior secured credit facility for the acquisition of USAgencies in January 2007 offset by $6.5 million paid in debt issuance costs and $1.5 million in principal payments.

During 2006, we developed a comprehensive implementation plan and supporting business case to consolidate and transform our primary business applications onto a new strategic platform. This plan encompasses consolidating and migrating our multiple claims, point-of-sale and policy administration systems onto single strategic platforms, as well as deploying new premium finance, reporting and business analytics capabilities. For all components of this systems transformation plan, we have selected, or are in the process of selecting, a software package that we will configure and integrate to meet our unique needs. We believe this systems transformation will position us to realize significant strategic benefits including: systemic pricing advantage in our marketplace via consolidated and streamlined systems and operations; faster product time to market; additional retail revenue via premium financing; improved claims and underwriting performance via increased automated application of best practice processing rules; a platform to simplify and hasten post-merger and acquisition integration—reducing integration costs and accelerating synergies realization; and improved customer focus and retention. In November 2006, we received approval from our board of directors to commence with the first phase of this transformation, the implementation of premium finance. In addition, during the first quarter of 2007, we received the approval from our board of directors to commence the other phases of the systems consolidation and transformation program. During the nine months ended September 30, 2007, we capitalized $11.2 million in software development and license costs in connection with this transformation. Through September 30, 2007, we have capitalized $12.0 million of costs related to the transformation.

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

Senior secured credit facility. On January 31, 2007, we entered into a $220.0 million senior secured credit facility (the “Facility”) provided by a syndicate of lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent. The Facility provides for a $200.0 million senior term loan facility and a revolving facility of up to $20.0 million, depending on our borrowing capacity. On March 8, 2007, we added The Frost National Bank, N.A. (“Frost”) to the Facility when we received approval of the First Amendment to the Facility and executed a joinder agreement whereby Frost became the provider of an initial revolving credit commitment of $15.0 million. On September 6, 2007, we added JP Morgan Chase Bank, N.A. (“Morgan”) to the Facility and executed agreements whereby Morgan became the provider of $10.0 million and Frost’s commitment was reduced to $10.0 million, thereby increasing our total revolving credit line to $20.0 million. The revolving portion of the Facility includes an option to increase the $20.0 million principal amount of revolving loans available thereunder by up to an additional $20.0 million and a $2.0 million sublimit for letters of credit. Our obligations under the Facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of AIC. The facility contains certain financial covenants, which include capital expenditure limitations, minimum interest coverage requirements, maximum leverage ratio requirements, minimum risk-based capital requirements, maximum combined ratio limitations, minimum fixed charge coverage ratios and a minimum consolidated net worth requirement, as well as other restrictive covenants. As time passes, certain of the financial covenants become increasingly more restrictive. At September 30, 2007, we were in compliance with all of our financial and other restrictive covenants.

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

The interest rate for the Facility shall be determined at the beginning of each interest period based on the Alternative Base Rate (“ABR”) or the Adjusted Libor Rate as defined in the credit agreement. The ABR is the greater of (a) the prime rate plus 2.50% or (b) the federal funds rate plus 3.00%. The Adjusted Libor Rate is the one, two, three or six month Libor plus a margin of 3.50%. For the initial 60 day interest period ending March 30, 2007, interest was determined by the credit agreement at the ABR of 10.75% (8.25% prime rate plus 2.50%). At the beginning of each subsequent interest period, the rate is the ABR unless we elect to use the Adjusted Libor Rate by notifying the lender prior to the effective interest period. We will choose the lower interest rate for each subsequent interest period. The interest rate on the borrowings under the Facility at September 30, 2007 was 8.842%, as determined by using the applicable Libor rates plus a margin of 3.5%. We notified the lender prior to the September 30, 2007 interest period of our election to use the Adjusted Libor Rate for the current interest period.

Effective April 30, 2007, we entered into an interest rate swap with a notional amount of $50.0 million that has been designated as a hedge of variable cash flows associated with that portion of the senior secured credit facility. This derivative instrument requires quarterly settlements whereby we pay a fixed rate of 4.993% and receive a three-month Libor rate, reset every three months. The derivative expires on April 30, 2011. In connection with the interest rate swap, we have elected and will continue to elect the three month Libor rate for a minimum of $50.0 million until the expiration of the swap.

We have designated this derivative instrument as a cash flow hedge in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as subsequently amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of SFAS 133. The credit risk associated with this contract is limited to the uncollected interest payments and the fair market value of the derivative to the extent it has become favorable to us.

In connection with our closing on the Facility on January 31, 2007, we terminated our then existing credit agreement with Frost dated July 30, 2004, as amended (the “Prior Credit Agreement”). At the time of the termination, there were no borrowings outstanding under the Prior Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest rate risk. Our investment portfolio consists principally of investment-grade, fixed income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general the fair market value of a portfolio of fixed income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of less than three years. The fair value of our fixed income securities as of September 30, 2007 was $360.0 million. The effective duration of the portfolio as of September 30, 2007 was 1.24 years. Should the market interest rates increase 1.0%, our fixed income investment portfolio would be expected to decline in market value by 1.24%, or $4.5 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 1.24%, or $4.5 million, increase in the market value of our fixed income investment portfolio.

Credit risk. An additional exposure to our fixed income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment grade securities and limiting our exposure to a single issuer. As of September 30, 2007, our fixed income investments were invested in the following: U.S. Treasury securities – 2.0%, U.S. agencies securities – 0.5%, corporate securities – 2.3%, mortgaged backed securities – 2.3% and tax-exempt securities – 92.9%. As of September 30, 2007, 99.7% of our fixed income securities were rated “A” or better by nationally recognized statistical rating organizations. The average quality of our portfolio was “AA+” as of September 30, 2007.

We invest our insurance portfolio funds in highly rated fixed income securities. Our portfolio is maintained by an outside investment advisor in compliance with the investment policies provided by us. The investment advisor makes investments and divestitures only as approved in advance by us. Information about our investment portfolio is as follows ($ in thousands):

	As of September 30, 2007	As of December 31, 2006
Total invested assets	$373,567	$221,770
Tax equivalent book yield	5.32%	5.33%
Average duration in years	1.24	1.0
Average S&P rating	AA+	AA+

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

At September 30, 2007, our total receivables from reinsurers were $67.4 million, consisting of $32.6 million from GMAC (rated A- by A.M. Best) for business reinsured in Louisiana and Alabama, $20.1 million net receivable (net of $2.5 million payable) from subsidiaries of Vesta Insurance Group, Inc. (“VIG”) including primarily Vesta Fire Insurance Corporation (“VFIC”), $8.5 million receivable from the Michigan Catastrophic Claims Association, the mandatory reinsurance association in Michigan, $3.6 million from Evergreen National Indemnity Company (rated A by A.M. Best) and $2.6 million receivables from other reinsurers. Under the reinsurance agreement with VFIC, AIC had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 1, 2004. On August 30, 2005 AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligations under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the “VFIC Trust”). At September 30, 2007 the VFIC Trust held $23.8 million to collateralize the $22.6 million gross recoverable from VFIC. In June 2006, the Texas Department of Insurance placed VFIC, along with several of its affiliates, into rehabilitation and subsequently into liquidation. Due to VFIC’s liquidation status, AIC has worked through certain procedures to effect its right to withdraw funds from the VFIC Trust. AIC has worked with the Special Deputy Receiver (the “SDR”) and the SDR’s staff on this matter since VFIC was placed into liquidation. To date, the SDR has not taken issue with the validity of the VFIC Trust, and we have negotiated with the SDR and established the manner in which funds will be withdrawn from the VFIC Trust, which includes the approval of the Special Master of the Receivership Court.

On November 6, 2007, AIC completed its first withdrawal of funds from the VFIC Trust in the amount of $5.8 million. As a result of this transaction, the VFIC Trust balance will decrease, the gross receivable from VFIC will decrease and cash and cash equivalents will increase by $5.8 million in the fourth quarter of 2007.

At September 30, 2007, $17.2 million was included in reserves for losses and loss adjustment expenses that represented the amount owed from AIC and Insura under reinsurance agreements with VIG affiliated companies, including Hawaiian. AIC established a trust account to collateralize this payable, which currently holds $29.8 million (including accrued interest) in securities (the “AFIC Trust”). The AFIC Trust has not been drawn upon by the SDR in Texas or the SDR in Hawaii. It is our expectation that the terms for withdrawal of funds from the AFIC trust will be similar to those we expect to be agreed to in regards to the VFIC Trust (see Note 4 of Notes to Consolidated Financial Statements).

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

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of September 30, 2007, all such unaffiliated reinsurers had A.M. Best ratings of “A” or better.

Effects of inflation. We do not believe that inflation has a material effect on our results of operations, except for the effect that inflation may have on interest rates and claims costs. The effects of inflation are considered in pricing and estimating reserves for unpaid claims and claim expenses. The actual effects of inflation on our results are not known until claims are ultimately settled. In addition to general price inflation, we are exposed to a persisting long-term upward trend in the cost of judicial awards for damages. We attempt to mitigate the effects of inflation in our pricing and establishing of reserves for losses and loss adjustment expenses.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 10 of Notes to Consolidated Financial Statements, “Contingencies and Legal Proceedings,” is hereby incorporated by reference into this Item 1.

Item 1A. Risk Factors

There are no material changes with respect to those risk factors previously disclosed in Item 1A to Part I of our Form 10-K, as filed with the Commission on March 16, 2007.

Item 6. Exhibits

31.1	Certification of Kevin R. Callahan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark E. Pape, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Kevin R. Callahan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mark E. Pape Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.
Date: November 9, 2007
/s/ Mark E. Pape

By: Mark E. Pape
Executive Vice President and Chief Financial Officer
(and in his capacity as Principal Financial Officer)