Form 10-Q
period 2008-03-31
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2008-05-09
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-50795

(Exact name of registrant as specified in its charter)

Delaware	75-2770432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4450 Sojourn Drive, Suite 500 Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

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

Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock,

$.01 par value, as of May 6, 2008: 15,415,358

AFFIRMATIVE INSURANCE HOLDINGS, INC.

THREE MONTHS ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Available-for-sale investment securities, at fair value (amortized cost 2008: $327,261; 2007: $388,331)	$328,323	$390,109
Cash and cash equivalents	72,430	44,048
Fiduciary and restricted cash	18,857	13,591
Accrued investment income	3,991	3,736
Premiums and fees receivable	73,754	69,154
Premium finance receivable, net	43,806	34,208
Commissions receivable	2,771	2,156
Receivable from reinsurers, net	75,406	66,839
Deferred acquisition costs	25,982	24,536
Deferred tax assets	10,720	10,973
Federal income taxes receivable	5,060	5,562
Investment in real property, net	5,935	5,964
Property and equipment, net	33,114	29,444
Goodwill	163,650	163,462
Other intangible assets, net	22,781	23,623
Prepaid expenses	13,055	11,011
Other assets, net of allowance for doubtful accounts of $7,213 for 2008 and 2007	3,076	2,221

Total assets	$902,711	$900,637

Liabilities and Stockholders’ Equity
Liabilities
Reserves for losses, loss adjustment expenses and deposits	$218,420	$227,947
Unearned premium	139,469	126,289
Amounts due reinsurers	22,732	3,606
Deferred revenue	8,976	7,003
Senior secured credit facility	171,531	196,966
Notes payable	76,925	76,930
Other liabilities	44,791	44,851

Total liabilities	682,844	683,592

Stockholders’ Equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 17,768,721 shares issued and 15,415,358 shares outstanding at March 31, 2008 and December 31, 2007	178	178
Additional paid-in capital	162,879	162,603
Treasury stock, at cost (2,353,363 shares at March 31, 2008 and December 31, 2007)	(32,880)	(32,880)
Accumulated other comprehensive income (loss)	(1,752)	22
Retained earnings	91,442	87,122

Total stockholders’ equity	219,867	217,045

Total liabilities and stockholders’ equity	$902,711	$900,637

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Revenues
Net premiums earned	$94,868	$82,770
Commission income and fees	21,485	23,761
Net investment income	4,559	3,961
Net realized gains (losses)	22	(169)

Total revenues	120,934	110,323

Expenses
Losses and loss adjustment expenses	71,361	61,232
Selling, general and administrative expenses	35,315	35,723
Depreciation and amortization	2,352	3,288
Interest expense	5,566	6,632

Total expenses	114,594	106,875

Income before income taxes	6,340	3,448
Income taxes	1,712	1,202

Net income	$4,628	$2,246

Net income per common share:
Basic	$0.30	$0.15

Diluted	$0.30	$0.15

Weighted average common shares outstanding:
Basic	15,415	15,358

Diluted	15,415	15,467

Dividends declared per common share	$0.02	$0.02

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Three Months Ended March 31,
	2008		2007
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Common stock
Balance at beginning of year	17,768,721	$178	17,707,938	$177
Issuance of restricted stock awards	—	—	7,273	—

Balance at end of period	17,768,721	178	17,715,211	177

Additional paid-in capital
Balance at beginning of year		162,603		160,862
Stock-based compensation expense		276		239

Balance at end of period		162,879		161,101

Retained earnings
Balance at beginning of year		87,122		78,682
Net income		4,628		2,246
Dividends declared		(308)		(307)

Balance at end of period		91,442		80,621

Treasury stock
Balance at beginning of year and end of period	2,353,363	(32,880)	2,353,363	(32,880)
Accumulated other comprehensive gain (loss)
Balance at beginning of year, net of tax		22		(448)
Unrealized gain (loss) on available-for-sale investment securities, net of tax		(466)		128
Unrealized loss on cash flow hedges, net of tax		(1,308)		—

Balance at end of period, net of tax		(1,752)		(320)

Total stockholders’ equity		$219,867		$208,699

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

Net income	$4,628	$2,246
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities, net of tax	(466)	128
Unrealized loss on cash flow hedges, net of tax	(1,308)	—

Other comprehensive income (loss), net	(1,774)	128

Total comprehensive income	$2,854	$2,374

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities
Net income	$4,628	$2,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,352	3,288
Stock-based compensation expense	276	239
Amortization of debt issuance cost	259	166
(Gain) loss on disposal of assets	(22)	169
Amortization of premiums and discounts on investments	640	515
Change in operating assets and liabilities
Fiduciary and restricted cash	(5,266)	10,368
Premiums, fees and commissions receivable	(5,215)	(15,989)
Reserves for losses and loss adjustment expenses	(9,527)	5,488
Amounts due from reinsurers	10,559	(5,161)
Premium finance receivable, net	(9,598)	(6,967)
Deferred revenue	1,973	774
Unearned premium	13,180	26,760
Deferred acquisition costs	(1,446)	(5,351)
Deferred tax assets	1,207	5,986
Federal income taxes	502	(1,561)
Other	(5,461)	5,149

Net cash provided by (used in) operating activities	(959)	26,119

Cash flows from investing activities
Proceeds from sales and maturities of investments	71,543	20,928
Purchases of available-for-sale investment securities	(11,099)	(58,823)
Purchases of property and equipment	(5,172)	(1,057)
Net cash paid for acquisitions	(188)	(176,496)

Net cash provided by (used in) investing activities	55,084	(215,448)

Cash flows from financing activities
Borrowings under senior secured credit facility	—	200,000
Principal payments on senior secured credit facility	(25,435)	(500)
Principal payments under capital lease obligations	—	(47)
Debt issuance costs paid	—	(6,368)
Dividends paid	(308)	(307)

Net cash provided by (used in) financing activities	(25,743)	192,778

Net increase in cash and cash equivalents	28,382	3,449
Cash and cash equivalents at beginning of year	44,048	52,484

Cash and cash equivalents at end of period	$72,430	$55,933

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,752	$6,517
Cash paid for income taxes	2	183

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General

Affirmative Insurance Holdings, Inc., formerly known as Instant Insurance Holdings, Inc., was incorporated in Delaware in June 1998 and completed an initial public offering of its common stock in July 2004. In this report, the terms “Affirmative,” “the Company,” “we,” “us,” “management” or “our” mean Affirmative Insurance Holdings, Inc. and all entities included in our consolidated financial statements. We are a distributor and producer of non-standard personal automobile insurance policies and related products and services for individual consumers in targeted geographic markets. Non-standard personal automobile insurance policies provide coverage to drivers who find it difficult to obtain insurance from standard automobile insurance companies due to their lack of prior insurance, age, driving record, limited financial resources or other factors. Non-standard personal automobile insurance policies generally require higher premiums than standard automobile insurance policies for comparable coverage. We are currently active in offering insurance directly to individual consumers through retail stores in 10 states (Louisiana, Texas, Illinois, Alabama, Florida, Missouri, Indiana, South Carolina, Kansas, and Wisconsin) and distributing our own insurance policies through independent agents in 9 states (Texas, Illinois, California, Michigan, Florida, Missouri, Indiana, South Carolina, and New Mexico).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K.

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. Generally Accepted Accounting Principles.

Certain prior year amounts have been reclassified to conform to the current presentation.

The net income for the three months ended March 31, 2008 includes adjustments increasing net income by $627,000, net of tax, which related to prior periods. These adjustments included a $981,000 pretax reduction of a liability that could not be supported, which was partially offset on a net basis by various adjustments to receivables and other liabilities. The after-tax effect of all of these adjustments was immaterial to the consolidated financial statements taken as a whole for the three months ended March 31, 2008.

Use of Estimates

Our preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions are particularly important in determining revenue recognition, reserves for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance receivables, and impairment of assets.

Adoption of New Accounting Standards

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157-1 “Applications of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13” (FSP 157-1) which removes leasing transactions from the scope of SFAS No. 157. FSP 157-1 is effective upon adoption of SFAS No. 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157”

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(FSP 157-2) which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect will be recorded to the opening balance of retained earnings in the year of adoption. The adoption of SFAS No. 157 and FSP 15-2 did not have a material impact on our results of operations or financial condition.

On January 1, 2008, we also adopted the provisions of SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities and most of the provisions apply only to entities that elect the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect the fair value option and, as a result, the adoption of SFAS No. 159 did not have a material impact on our results of operations or financial condition.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. SFAS No. 141R also requires, among other things, the acquisition costs to be expensed in the periods they are incurred, the contingent considerations resulting from events after the acquisition date to be measured and recognized at the acquisition date fair value with subsequent changes recognized in earnings, and the change in deferred tax benefit that are recognizable because of a business combination to be recognized either in income or directly in contributed capital in the period of business combination. SFAS No. 141R is effective for business combinations occurring after December 15, 2008. If we have business combinations, SFAS No. 141R could have a material impact in the future on our results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment to FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of Statement 133 in order to provide users of financial statements with enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. To meet these objectives, SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect SFAS No. 161 to have a material impact on our results of operations or financial condition.

3.	Reinsurance

In the normal course of business, our insurance companies cede a portion of our premiums with other insurance companies. Although ceding for reinsurance purpose does not discharge the primary insurer from liability to its policyholder, our insurance companies participate in these agreements in order to provide a greater diversification of our business and to limit the potential for losses arising from large risks. In addition, we also assume reinsurance from other insurance companies.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

The following table presents the effect of reinsurance on our premiums and loss and loss adjustment expense (in thousands):

	Three Months Ended March 31,
	2008			2007
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$101,912	$91,339	$65,039	$123,039	$98,148	$72,616
Reinsurance assumed	17,249	15,047	13,680	20,114	18,427	23,230
Reinsurance ceded	(13,765)	(11,518)	(7,358)	(41,041)	(33,805)	(34,614)

Total	$105,396	$94,868	$71,361	$102,112	$82,770	$61,232

Under certain of our reinsurance transactions, we receive ceding commissions. The ceding commission rate structure varies based on loss experience. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations.

The ceding commissions recognized as a reduction of selling, general and administrative expense was $4.7 million and $7.8 million for the three months ended March 31, 2008 and 2007, respectively.

The amount of loss reserves and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations is as follows (in thousands):

	March 31, 2008	December 31, 2007
Losses and loss adjustment expense reserves	$42,965	$46,854
Unearned premium reserve	13,617	11,371

Total	$56,582	$58,225

The table below presents the total amount of receivables due from reinsurance as of March 31, 2008 and December 31, 2007, respectively (in thousands):

	March 31, 2008	December 31, 2007
Quota share reinsurer for Louisiana and Alabama business	$44,330	$36,221
Vesta Insurance Group	12,862	13,519
Michigan Catastrophic Claims Association	14,061	12,384
Other	4,153	4,715

Total reinsurance recoverable	$75,406	$66,839

Significant reinsurance agreements

Our quota share reinsurer for business reinsured in Louisiana and Alabama is rated as A- by A.M. Best. On April 1, 2007 we exercised our option to terminate certain quota share contracts on a “cut-off” basis. On April 30, 2007 we received $31.0 million to settle the unearned premiums less return ceding commissions. Our net exposure for reinsurance provided by the quota share reinsurer at March 31, 2008 was $27.4 million. Our ceded premiums written to the quota share reinsurer were $12.7 million and $38.8 million for the three months ended March 31, 2008 and 2007, respectively.

Under the reinsurance agreement with Vesta Insurance group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiary, Affirmative Insurance Company (AIC), had the right, under certain circumstances, to

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura Property and Casualty Insurance Company, (a wholly-owned subsidiary) from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 1, 2004. On August 30, 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At March 31, 2008, the VFIC Trust held $17.9 million (after cumulative withdrawals of $6.7 million through March 31, 2008) to collateralize the $16.4 million gross recoverable from VFIC.

At March 31, 2008, $18.2 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG-affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $22.9 million (including accrued interest) in securities (the AFIC Trust). The AFIC Trust has not been drawn upon by the Special Deputy Receiver (SDR) in Texas or the SDR in Hawaii. We expect that the terms for withdrawal of funds from the AFIC Trust will be similar to those we expect to be agreed to with regard to the VFIC Trust.

The Michigan Catastrophic Claims Association (MCCA) is a reinsurance facility that covers no-fault medical losses above a specific retention amount. For policies effective July 1, 2007 to June 30, 2008, the required retention is $420,000. As a writer of personal automobile policies in the State of Michigan, we cede premiums and claims to the MCCA. Funding for the MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders. Our ceded premiums written to the MCCA were $0.7 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively.

Reinsurance assumed

We have an assumed reinsurance agreement with a Texas county mutual insurance company (the county mutual) whereby we assume 100 percent of the policies issued by the county mutual for business produced by our wholly-owned Managing General Agencies (MGA). The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. The county mutual reinsurance agreement may be terminated by either party upon prior written notice of not less than 90 days. In the event of such termination, the MGA agrees that for ten years the MGA shall produce automobile insurance business in the State of Texas solely for the benefit of the county mutual. The county mutual reinsurance agreement automatically terminates on January 1, 2014. Assumed written premiums from the county mutual were $17.2 million and $20.1 million for the three months ended March 31, 2008 and 2007, respectively.

4.	Premium Finance Receivables

Finance receivables, which are secured by unearned premiums from the underlying insurance policies, consisted of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Premium finance contracts	$47,635	$37,353
Unearned finance charges	(3,279)	(2,595)
Allowance for credit losses	(550)	(550)

Total	$43,806	$34,208

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

5.	Policy Acquisition Expenses

Policy acquisition costs, consisting of primarily commission, advertising, premium taxes, underwriting and agency expenses, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related policy acquisition expenses amortized to expense were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Beginning balance	$24,536	$23,865
Additions	23,521	22,509
Amortization	(22,075)	(16,335)

Ending balance	$25,982	$30,039

6.	Net Income Per Share

Income per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and restricted stock. Stock options outstanding of 1,736,531 and 897,556 for the three months ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options were greater than the average market price of our common stock and thus the inclusion would have been antidilutive.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three months ended March 31, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income available to common stockholders	$4,628	$2,246

Denominator:
Weighted average basic shares Weighted average common stock outstanding	15,415	15,358

Weighted average diluted shares Weighted average common stock outstanding	15,415	15,358
Effect of dilutive stock options	—	109

Total weighted average diluted shares	15,415	15,467

Basic earnings per share	$0.30	$0.15

Diluted earnings per share	$0.30	$0.15

7.	Legal and Regulatory Proceedings

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

Affirmative Insurance Holdings, Inc. and Affirmative Insurance Company (referred to herein collectively as Affirmative) brought action against Hopson B. Nance, E. Murray Meadows, Paul H. Saeger, Jr., Fred H. Wright, and Does 1-10 in the United States District Court of the Northern District of Alabama, Southern Division, in December 2006 for negligent misrepresentation,

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

fraud, tortious interference with contractual relations, breach of fiduciary duty, negligence and conversion. The case involves an action by Affirmative to recover $7.2 million of Affirmative’s funds used improperly by Defendants to satisfy a debt of one of VIG’s subsidiaries. In February 2007, by consent of the parties, the Court referred the action to the United States Bankruptcy Court for the Northern District of Alabama, where bankruptcy proceedings are pending with respect to VIG. Later in February 2007, the Bankruptcy Court entered an order, upon consent of the parties, temporarily staying the action. The order has subsequently been extended to July 28, 2008.

In December 2006, Michael V. Clegg, APLC, brought suit for damages for alleged breach of contract against USAgencies Insurance Company [sic] (USAgencies), in the Nineteenth Judicial District Court of Louisiana. Plaintiff alleges that USAgencies breached a contract with Mr. Clegg’s law firm purportedly granting the firm exclusive rights to serve as counsel for USAgencies in the State of Louisiana for a period of two years commencing on December 15, 2005. In May 2007, judgment was entered in favor of USAgencies. Plaintiff pursued an appeal of that judgment, and on March 26, 2008, the appellate court affirmed the trial court’s decision in part and reversed in part. The appellate court held that Mr.Clegg failed to state a cause of action for breach of contract. However, the appellate court permitted Mr. Clegg to amend his complaint to attempt to state a cause of action for detrimental reliance.

Affirmative Insurance Holdings, Inc. and Affirmative Property Holdings, Inc. brought action against Business Risk Technology, Inc. and Steven M. Repetti (BRT) in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida in January 2006 for fraudulent inducement, breach of contract, breach of the covenant of good faith and fair dealing, and for declaratory and supplemental relief arising from the defendant’s wrongful conduct and contractual breaches. This action involves our enforcement of certain rights under a software license agreement we entered with BRT wherein BRT agreed to develop and provide us with a complete turnkey software system for use by our various affiliates. BRT has asserted counterclaims for breach of contract, unjust enrichment, and fraud. In July 2007, the court granted summary judgment in favor of BRT on our breach of contract claim. On February 13, 2008, the court dismissed all of BRT’s counterclaims with prejudice. We expect to go to trial on our fraudulent inducement claim against BRT in the third quarter of 2008.

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

In October 2002, the named plaintiff Nickey Marsh filed suit in the Fourth Judicial District Court of Louisiana against USAgencies alleging that certain adjustments to the actual cash value of his total loss automobile claim were improper. An amending petition, filed in October 2003, made class action allegations, and sought class-wide compensatory damages, attorneys’ fees and punitive damages of $5,000 per claimant. After a class certification discovery and a hearing in February 2006, an order was rendered in August 2006 certifying the class. The Louisiana Second Circuit Court of Appeal subsequently affirmed the trial court’s certification of the class in May 2007. In October 2007, the Louisiana Supreme Court denied USAgencies’ writ for certiorari. In April 2008, the trial court issued an order that appropriate notice of the existence and certification of the class action be provided as soon as practicable to the class members.

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

From time to time, we and our subsidiaries are subject to random compliance audits from federal and state authorities regarding various operations within our business that involve collecting and remitting taxes in one form or another. In 2006, two of our owned underwriting agencies were subject to a sales and use tax audit conducted by the State of Texas. The examiner for the State of Texas completed his audit report and delivered an audit assessment asserting that, for the period from January 2002 to December 2005, we should have collected and remitted approximately $2.9 million in sales tax derived from claims services performed by our underwriting agencies for policies sold by these underwriting agencies and issued by an affiliated county mutual insurance company through a fronting arrangement. Our insurance companies reinsured 100% of these policies. The assessment included an additional $0.4 million for accrued interest and penalty for a total assessment of $3.3 million. We believe that these services are not subject to sales tax and are vigorously contesting the assertions made by the state, and are exercising all available rights and remedies available to us. In October 2006, we responded to the assessment by filing petitions with the Comptroller of Public Accounts for the State of Texas requesting a re-determination of the tax due and a hearing to present written and oral evidence and legal arguments to contest the imposition of the asserted taxes. As a result of the timely filing of these petitions, an administrative appeal process has commenced and the date for payment is delayed until the completion of the appeal process. Such appeals routinely take up to three years and much longer for complex cases. As such, the outcome of this tax assessment will not be known for a commensurate amount of time. At this time, we are uncertain of the probability of the outcome of our appeal and therefore cannot reasonably estimate the ultimate liability. We have not made an accrual for this potential liability as of March 31, 2008.

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

8.	Fair Value of Assets and Liabilities

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We hold fixed-income securities and other financial instruments which are carried at fair value.

Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs are based on market data from independent sources, while unobservable inputs reflect our view of market assumption in the absences of observable market information. We utilize valuation techniques that maximize the use of observable inputs while minimizing the use of unobservable inputs. SFAS No. 157 requires that all assets and liabilities that are carried at fair value be classified and disclosed in one of the following categories:

Level 1- Quoted prices in active markets for identical assets or liabilities.

Level 2- Quoted market prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model driven valuations that use observable market data.

Level 3- Instruments that use model driven valuations that do not have observable market data.

Level 1 primarily consists of financial instruments whose value is based on quoted market prices.

Level 2 includes those financial instruments that are valued by quoted market prices in markets that are not active or by independent pricing services or valued using models or other valuation techniques. All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the market place.

Level 3 includes financial instruments whose fair value is estimated based on non-binding broker prices or by model driven valuations that utilize significant inputs not based on, or corroborated by readily available market information. This category contains our interest rate swaps and our auction-rate municipal securities which are more fully discussed in the Liquidity section.

The quantitative disclosures about the fair value measurements for each major category of assets and liabilities at March 31, 2008 were as follows (in thousands):

	March 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U. S. Government and agencies securities	$8,259	$8,259	$—	$—
Mortgage-backed securities	7,793	—	7,793	—
Municipal bonds	308,359	—	215,898	92,461
Corporate and other securities	3,912	3,912	—	—

Total available-for-sale securities	328,323	12,171	223,691	92,461
Cash and cash equivalents	72,430	72,430	—	—
Fiduciary and restricted cash	18,857	18,857	—	—

Total assets	$419,610	$103,458	$223,691	$92,461

Liabilities:
Interest rate swaps	$3,757	$—	$—	$3,757

Total liabilities	$3,757	$—	$—	$3,757

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Municipal Bonds
Balance at January 1, 2008	$—
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	(2,787)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	95,248

Balance at March 31, 2008	$92,461

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at January 1, 2008	$1,745
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	2,012
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at March 31, 2008	$3,757

Gains and losses (realized and unrealized) for level 3 assets included in earnings for the period ended March 31, 2008, are reported in net investment income and other comprehensive income as follows:

	Net Investment Income	Other Comprehensive Income
Total gains included in earnings	$—	$—
Change in unrealized losses relating to assets still held at reporting date	—	(775)

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

9.	Income Taxes

The effective tax rate on income differs from the federal statutory tax rate of 35% for the following reasons (in thousands):

	Three Months Ended March 31,
	2008	2007
Income before income taxes	$6,340	$3,448
Tax provision computed at the federal statutory income tax rate	2,219	1,206
Increases (reductions) in tax resulting from:
Tax-exempt interest	(847)	(604)
State income taxes	483	328
Other	(143)	272

	$1,712	$1,202

Effective tax rate	27.0%	34.9%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a distributor and producer of non-standard personal automobile insurance policies and related products and services for individual consumers in targeted geographic markets. Non-standard personal automobile insurance policies provide coverage to drivers who find it difficult to obtain insurance from standard automobile insurance companies due to their lack of prior insurance, age, driving record, limited financial resources or other factors. Non-standard personal automobile insurance policies generally require higher premiums than standard automobile insurance policies for comparable coverage.

As of March 31, 2008, our subsidiaries included five insurance companies licensed to write insurance policies in 40 states, four underwriting agencies, six retail agencies with 220 owned stores and 33 operating franchise retail store locations in Florida and relationships with two unaffiliated underwriting agencies. We are currently active in offering insurance directly to individual consumers through retail stores in 10 states (Louisiana, Texas, Illinois, Alabama, Florida, Missouri, Indiana, South Carolina, Kansas, and Wisconsin) including our franchised stores in Florida and distributing our own insurance policies through 8,000 independent agents in 9 states (Texas, Illinois, California, Michigan, Florida, Missouri, Indiana, South Carolina, and New Mexico). The 13 states in which we operate collectively represent approximately 56% of the non-standard personal automobile insurance market. These states accounted for $16.7 billion in direct written premium in 2006, based on information from A. M. Best and our company analysis. We believe the states in which we operate are among the most attractive non-standard personal automobile insurance markets due to a number of factors, including size of market and existing regulatory and competitive environments.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes of critical accounting policies since December 31, 2007.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. SFAS No. 141R also requires, among other things, the acquisition costs to be expensed in the periods they are incurred, the contingent considerations resulting from events after the acquisition date to be measured and recognized at the acquisition date fair value with subsequent changes recognized in earnings, and the change in deferred tax benefit that are recognizable because of a business combination to be recognized either in income or directly in contributed capital in the period of business combination. SFAS No. 141R is effective for business combinations occurring after December 15, 2008. If we have business combinations, SFAS No. 141R could have a material impact in the future on our results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment to FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of Statement 133 in order to provide users of financial statements with enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. To meet these objectives, SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect SFAS No. 161 to have a material impact on our results of operations or financial condition.

RESULTS OF OPERATIONS

The following table sets forth the components of consolidated statements of income as a percentage of total revenues and certain operational information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues
Net premiums earned	78.4%	75.0%
Commission income and fees	17.8	21.5
Net investment income	3.8	3.6
Net realized gains (losses)	—	(0.1)

Total revenues	100.0	100.0

Expenses
Losses and loss adjustment expenses	59.0	55.5
Selling, general and administrative expenses	29.2	32.4
Depreciation and amortization	2.0	3.0
Interest expense	4.6	6.0

Total expenses	94.8	96.9

Income before income taxes	5.2	3.1
Income taxes	1.4	1.1

Net income	3.8%	2.0%

Operational Information
Gross premiums written	$119,161	$143,153
Net premiums written	105,396	102,112
Percentage retained	88.4%	71.3%

Loss ratio	75.2%	74.0%
Expense ratio	17.1	18.4

Combined ratio	92.3%	92.4%

Effective tax rate	27.0%	34.9%

Comparison of the Quarter Ended March 31, 2008 to the Quarter Ended March 31, 2007

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

The market conditions that existed for the past several years continued in the first quarter of 2008 putting downward pressure on industry rate levels. Our insurance company subsidiaries have continued developing and introducing new and better segmented products to serve our target markets.

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

Total revenues for the three months ended March 31, 2008 increased $10.6 million, or 9.6%, compared with the three months ended March 31, 2007. The increase was primarily due to increases in net earned premium and investment income, which were partially offset by a decline in commission income and fees.

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written and assumed by distribution channel for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Our underwriting agencies:
Retail agencies	$72,715	$79,817
Independent agencies	36,754	51,946

Subtotal	109,469	131,763
Unaffiliated underwriting agencies	9,693	11,392
Other	(1)	(2)

Total	$119,161	$143,153

Total gross premiums written for the three months ended March 31, 2008 decreased $24.0 million, or 16.8%, compared with the prior year quarter primarily due to competitive pressures resulting from soft market conditions. As the competitive pressures continued during the first quarter of 2008, we have remained disciplined about our rates and therefore we saw a reduction of our gross premiums written when compared to the prior year. In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance carriers’ products only and do not include premiums written for third-party insurance carriers in our retail and franchised stores. We earn only commission income and fees in our retail distribution channel for sales of third-party insurance policies. Gross premiums written in our retail distribution channel decreased $7.1 million, or 8.9%, compared with the prior year quarter.

In our independent agency distribution channel, gross premiums written for the three months ended March 31, 2008 decreased $15.2 million, or 29.2%, compared with the prior year quarter.

Gross premiums written by our unaffiliated agencies for the three months ended March 31, 2008 decreased $1.7 million, or 14.9%, compared with the prior year quarter. For strategic reasons, we have chosen to reduce our emphasis on growth in unaffiliated underwriting agencies distribution channel.

The following table displays our gross premiums written and assumed by state for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007	Change
Louisiana	$41,739	$44,285	$(2,546)
Texas	19,129	21,877	(2,748)
Illinois	17,438	22,055	(4,617)
California	9,531	10,846	(1,315)
Alabama	8,988	6,785	2,203
Michigan	6,249	9,430	(3,181)
Florida	4,258	8,921	(4,663)
Missouri	4,068	6,689	(2,621)
Indiana	3,315	5,173	(1,858)
South Carolina	3,151	4,617	(1,466)
New Mexico	1,134	1,931	(797)
Arizona	97	323	(226)
Georgia	64	117	(53)
Utah	—	106	(106)
Other	—	(2)	2

Total	$119,161	$143,153	$(23,992)

The following table displays our net premiums written by distribution channel for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Our underwriting agencies:
Retail agencies – gross premiums written	$72,715	$79,817
Ceded reinsurance	(12,654)	(38,769)

Subtotal retail agencies net premiums written	60,061	41,048

Independent agencies – gross premiums written	36,754	51,946
Ceded reinsurance	(747)	(1,833)

Subtotal independent agencies net premiums written	36,007	50,113

Unaffiliated underwriting agencies – gross premiums written	9,693	11,392
Ceded reinsurance	(64)	(117)

Subtotal unaffiliated underwriting agencies net premium written	9,629	11,275

Catastrophe and contingent coverages with various reinsurers	(270)	(323)
Other, net	(31)	(1)

Total net premiums written	$105,396	$102,112

Total net premiums written for the three months ended March 31, 2008 increased $3.3 million, or 3.2%, compared with the prior year quarter primarily due to lower ceded reinsurance for our Louisiana and Alabama business, which was partially offset by a decline in gross premiums written. Net premiums written in our retail distribution channel increased $19.0 million, or 46.3%, compared with the same period in the prior year. In the first quarter of 2007, USAgencies ceded 70% of gross premiums written in Louisiana and 75% of gross premiums written in Alabama on policies issued in those two states, compared with 25% ceded on policies issued in those states in the first quarter of 2008.

The largest component of revenue is net premiums earned on insurance policies issued by our five affiliated insurance carriers. Net premiums earned for the current quarter increased $12.1 million, or 14.6%, compared with the prior year quarter. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. Net premiums earned during the current quarter on policies sold through our affiliated underwriting agencies (including retail and independent agencies) increased by $13.1 million, or 18.0%. This increase is primarily due to the change in ceded reinsurance in Louisiana and Alabama. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $1.0 million, or 9.9%, compared with the prior year quarter. For strategic reasons we have chosen to reduce our emphasis on the unaffiliated underwriting agencies distribution channel. The following table sets forth net premiums earned by distribution channel for the current quarter and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Our underwriting agencies	$85,802	$72,711	$13,091	18.0%
Unaffiliated underwriting agencies	9,066	10,059	(993)	(9.9)

Total net premiums earned	$94,868	$82,770	$12,098	14.6%

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

Policy, installment, premium finance, franchise, royalty and agency fees are earned for business written or assumed by our insurance companies both through independent agents and our retail agencies. Policy, installment and agency fees are fees charged to the customers in connection with their purchase of coverage from our insurance carriers. We can increase or decrease agency and installment fees at will, but policy fees and interest rates must be approved by the applicable state’s department of insurance. Premium finance fees are financing fees earned by our premium finance subsidiaries, and consist of interest and origination fees on our carriers’ policies that customers choose to finance. Franchise and royalty fees are earned from our franchised stores in Florida, but are not significant to our financial results.

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

The following sets forth the components of consolidated commission income and fees earned for the current quarter and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Income on non-retained business:
MGA commissions	$73	$408	$(335)	(82.1)%
Claims service fee income	126	511	(385)	(75.3)
Income related to sales of our insurance products:
Policyholder fee income	12,263	13,377	(1,114)	(8.3)
Premium finance revenue	4,769	6,175	(1,406)	(22.8)
Agency fees	230	409	(179)	(43.8)
Income related to sales of third-party products:
Commissions and fees	2,964	2,394	570	23.8
Agency fees	1,060	487	573	117.7

Total commission income and fees	$21,485	$23,761	$(2,276)	(9.6)%

Commission income and fees decreased $2.3 million, or 9.6%, compared with the prior year quarter. This decrease was primarily due to lower income related to sales of our insurance products due to the decline in production. This decrease was partially offset by an increase in income related to sales of third-party products as more of our retail customers chose third-party products due to the soft market conditions. Income on non-retained business continues to decline as policies that were reinsured in prior years expire.

Net Investment Income. Net investment income for the current quarter increased $0.6 million, or 15.1%, compared with the prior year quarter. The increase was primarily due to a 36.7% increase in total average invested assets to $359.2 million during the current quarter from $262.7 million during the prior year quarter. The average investment yield was 4.29% (6.00% on a taxable equivalent basis) in the current quarter compared with 4.09% (5.43% on taxable equivalent basis) in the prior year quarter.

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

Losses and loss adjustment expenses for the current quarter increased $10.1 million, or 16.5%, compared with the prior year quarter. The increase was primarily due to the increased retention of policies issued in Louisiana and Alabama. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 75.2% in the current quarter compared with 74.0% in the prior year quarter. The increase in loss ratio was primarily due to favorable development in 2007 versus an adverse development in 2008, which was partially offset by a decrease in the accident quarter loss ratio from 76.0% to 73.7%. The decline in the accident quarter loss ratio for the three months ended March 31, 2008 compared to the prior year quarter was primarily due to the change in the quota share reinsurance agreement for Louisiana and Alabama as of April 1, 2007. On that date, our retention increased from 30% to 75% in Louisiana and from 25% to 75% in Alabama on policies issued in those two states. The loss adjustment expenses for the business in these two states are presented on a gross basis. Since those expenses are on a gross basis and premium is on a net basis, the increase in retention reduced the accident quarter loss ratio. Excluding the impact of the increase in retention, the accident quarter loss ratio increased primarily due to the higher retention of policies issued in Louisiana and Alabama. These policies were designed with a higher loss ratio than the policies we issue in the other states where we do business.

The following table displays the impact of loss development related to prior periods’ business on our loss ratio for the current quarter and the prior year quarter:

	Three Months Ended March 31,
	2008	2007
Loss ratio – current quarter	73.7%	76.0%
Adverse (favorable) loss ratio development – prior period business	1.5	(2.0)

Reported loss ratio	75.2%	74.0%

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

Selling, general and administrative expenses decreased $0.4 million, or 1.1%, compared with the prior year quarter. The overall decrease in selling, general and administrative expenses was primarily due to a reduction in operating expenses, and a reduction in commission expense for independent agents due to a decline in production. Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses.

The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended March 31,
	2008	2007
Amortization of deferred acquisition costs	$22,075	$16,335
Other selling, general and administrative expenses	13,240	19,388

Total selling, general and administrative expenses	$35,315	$35,723

Total as a percentage of net premiums earned	37.2%	43.2%

Beginning deferred acquisition costs	$24,536	$23,865
Additions	23,521	22,509
Amortization	(22,075)	(16,335)

Ending deferred acquisition costs	$25,982	$30,039

Amortization of deferred acquisition costs as a percentage of net premiums earned	23.3%	19.7%

During 2006, we developed a comprehensive implementation plan and supporting business case to consolidate and transform our primary business applications onto a new strategic platform. This plan encompasses consolidating and migrating our multiple claims, point-of-sale and policy administration systems onto single strategic platforms, as well as deploying new premium finance, reporting and business analytics capabilities. For all components of this systems transformation plan, we have selected, or are in the process of selecting, a software package that we will configure and integrate to meet our unique needs. We believe this systems transformation will position us to realize significant strategic benefits including: systemic pricing advantage in our marketplace via consolidated and streamlined systems and operations; faster product time to market; additional retail revenue via premium financing; improved claims and underwriting performance via increased automated application of best practice processing rules; a platform to simplify and hasten post-merger and acquisition integration—reducing integration costs and accelerating synergies realization; and improved customer focus and retention. Through March 31, 2008, we have capitalized $22.4 million of costs related to the transformation. The agency management and premium finance systems were initially implemented in the fourth quarter of 2007 and full implementation was completed in the first quarter of 2008. The insurance systems are expected to be fully implemented during the second half of 2008. The implementation of these systems will result in higher depreciation expense and, in the short-term, additional operating expense as the old systems remain in place. Our strategy is to put business on the new systems prospectively and keep the old systems operating until that business runs off.

Depreciation and Amortization. Depreciation and amortization expenses for the current quarter decreased $0.9 million, or 28.5%, compared with the prior year quarter. Depreciation expense increased by $0.2 million or 13.0% and amortization expense decreased by $1.1 million or 56.9% for current quarter, primarily as a result of 2007 amortization related to purchase accounting that is fully amortized.

Interest Expense. Interest expense for the current quarter decreased $1.1 million, or 16.1%, compared with the prior year quarter. The decrease in interest expense was due to the lower level of average debt outstanding for the current quarter and the interest rate swap that we entered into in January 2008. In the first quarter of 2008, we repaid $25.4 million of the senior secured facility. In addition, we repaid $31.0 million of the senior secured facility during the second quarter of 2008 prior to this filing. In January 2008, we entered into an interest rate swap with a notional amount of $95.0 million that was designated as a hedge of variable cash flows associated with our senior secured credit facility. Under this swap, we pay a fixed rate of 3.031% and receive a three-month LIBOR rate. The notional amount of the swap gradually declines to $45.0 million prior to its expiration. In the second quarter of 2008, the notional amount of the swap was reduced by $5.0 million for a $60,000 gain.

Income Taxes. Income tax expense for the current quarter was $1.7 million, or an effective rate of 27.0%, as compared with income tax expense of $1.2 million, or an effective rate of 34.9%, for the prior year quarter. The substantially lower effective tax rate for the current quarter was primarily due to the higher level of tax-exempt income in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries, including our insurance company subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of March 31, 2008, we had $1.2 million of cash and equivalents at the holding company level and $12.6 million of cash and cash equivalents at our non-insurance company subsidiaries.

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

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At March 31, 2008, the capital ratios of the AIC Group and Direct substantially exceeded the risk-based capital requirements and exceeded the highest level for regulatory action under the risk-based capital guidelines.

As part of our investment holdings as of March 31, 2008, we held $95.2 million par value and $92.5 million fair value of auction-rate municipal securities. The interest rates for these securities are determined by bidding every 7, 28 or 35 days. When there are more sellers than buyers, an auction fails and bondholders that want to sell are left holding the securities. Issuers remain obligated to pay interest and principal when due when an auction fails. Rates at failed auctions are set at a level established in the terms of the debt. Auctions for these securities began to fail in late January 2008. In mid-February 2008, investment banks stopped committing capital to the auctions and there have been widespread auctions failures since that time. We evaluated the creditworthiness of all of the underlying securities in our auction-rate municipal security portfolio excluding the impact of any monoline insurance guarantee. With the exception of one security, all of our securities are rated A- or better. The one exception is rated BBB+. Historically, the default rate on AAA-rated corporate bonds is more than ten times higher than the default rate on A-rated municipal securities. As of April 30, 2008, we held $78.4 million par value and $75.2 million fair value of auction-rate municipal securities.

Historically, all auction-rate municipal securities were priced at par. Due to the failed auctions and resulting liquidity constraints, we do not believe that the fair values of these securities are still par. As a result, these securities were recorded at their fair value based on pricing methodologies and a temporary impairment of $2.7 million was recorded in other comprehensive income as of March 31, 2008.

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

Senior secured credit facility. In 2007, we entered into a $220.0 million senior secured credit facility (the Facility) provided by a syndicate of lenders, that provide for a $200.0 million senior term loan facility and a revolving facility of up to $20.0 million, depending on our borrowing capacity. As of March 31, 2008, we have no borrowings under the revolving portion of the Facility. Our obligations under the Facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of AIC. The facility contains certain financial covenants, which include capital expenditure limitations, minimum interest coverage requirements, maximum leverage ratio requirements, minimum risk-based capital requirements, maximum combined ratio limitations, minimum fixed charge coverage ratios and a minimum consolidated net worth requirement, as well as other restrictive covenants. As time passes, certain of the financial covenants become increasingly more restrictive. At March 31, 2008, we were in compliance with all of our financial and other covenants.

The principal amount of the term loan is payable in quarterly installments of $0.5 million, with the remaining balance due on the seventh anniversary of the closing of the Facility. Beginning in 2008, we were also required to make additional annual principal payments that are to be calculated based upon our financial performance during the preceding fiscal year. In addition, certain events, such as the sale of material assets or the issuance of significant new equity, necessitate additional required principal repayments. During the three months ended March 31, 2008, we made $25.0 million in additional principal payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest rate risk. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available-for-sale investment securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio (excluding our auction-rate municipal securities) to a defined range of less than three years. The fair value of our fixed-income securities as of March 31, 2008 was $235.9 million. The effective duration of the portfolio as of March 31, 2008 was 1.48 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 1.48%, or $3.5 million, representing the effective duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 1.48%, or $3.5 million, increase in the market value of our fixed-income investment portfolio.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At March 31, 2008, our fixed-income investments were invested in the following: U.S. Treasury and Agencies securities 2.5%, corporate securities 1.2%, mortgaged backed securities 2.4% and tax-exempt securities 93.9%. At March 31, 2008, all of our fixed-income securities were rated “A” or better by nationally recognized statistical rating organizations. The average quality of our portfolio was “AA+” at March 31, 2008.

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	March 31, 2008	December 31, 2007
Total invested assets	$328,323	$390,109
Tax equivalent book yield	5.29%	5.33%
Average duration in years	4.57	1.06
Average S&P rating	AA+	AA+

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

The table below presents the total amount of receivables due from reinsurance as of March 31, 2008 and December 31, 2007, respectively (in thousands):

	March 31, 2008	December 31, 2007
Quota share reinsurer for Louisiana and Alabama business	$44,330	$36,221
Vesta Insurance Group	12,862	13,519
Michigan Catastrophic Claims Association	14,061	12,384
Other	4,153	4,715

Total reinsurance recoverable	$75,406	$66,839

Under the reinsurance agreement with Vesta Insurance group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), Affirmative Insurance Company (AIC) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura Property and Casualty Insurance Company from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 1, 2004. On August 30, 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At March 31, 2008, the VFIC Trust held $17.9 million (after cumulative withdrawals of $6.7 million through March 31, 2008) to collateralize the $16.4 million gross recoverable from VFIC.

At March 31, 2008, $18.2 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $22.9 million (including accrued interest) in securities (the AFIC Trust). The AFIC Trust has not been drawn upon by the Special Deputy Receiver (SDR) in Texas or the SDR in Hawaii. We expect that the terms for withdrawal of funds from the AFIC Trust will be similar to those we expect to be agreed to with regard to the VFIC Trust.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of March 31, 2008, all such unaffiliated reinsurers had A.M. Best ratings of “A” or better.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 of Notes to Consolidated Financial Statements, “Legal and Regulatory Proceedings.”

Item 1A. Risk Factors

There are no material changes with respect to those risk factors previously disclosed in Item 1A to Part I of our Form 10-K, as filed with the Commission on March 17, 2008.

Item 6. Exhibits

31.1	Certification of Kevin R. Callahan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Kevin R. Callahan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.
Date: May 8, 2008
/s/ Michael J. McClure

By: Michael J. McClure
Executive Vice President and Chief Financial Officer
(and in his capacity as Principal Financial Officer)