Form 10-Q
period 2008-06-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2008-08-08
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

$.01 par value, as of August 8, 2008: 15,415,358

AFFIRMATIVE INSURANCE HOLDINGS, INC.

SIX MONTHS ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Available-for-sale investment securities, at fair value (amortized cost 2008: $299,381; 2007: $388,331)	$297,506	$390,109
Cash and cash equivalents	55,772	44,048
Fiduciary and restricted cash	26,473	13,591
Accrued investment income	3,323	3,736
Premiums and fees receivable	65,989	69,154
Premium finance receivable, net	41,004	34,208
Commissions receivable	2,678	2,156
Receivable from reinsurers, net	65,902	66,839
Deferred acquisition costs	24,691	24,536
Deferred tax assets	10,553	10,973
Federal income taxes receivable	4,124	5,562
Investment in real property, net	5,906	5,964
Property and equipment, net	38,075	29,444
Goodwill	163,650	163,462
Other intangible assets, net	21,982	23,623
Prepaid expenses	10,545	11,011
Other assets, net of allowance for doubtful accounts of $7,213 for 2008 and 2007	1,416	2,221

Total assets	$839,589	$900,637

Liabilities and Stockholders’ Equity
Liabilities
Reserves for losses, loss adjustment expenses and deposits	$214,197	$227,947
Unearned premium	125,215	126,289
Amounts due reinsurers	9,164	3,606
Deferred revenue	8,685	7,003
Senior secured credit facility	140,000	196,966
Notes payable	76,919	76,930
Other liabilities	43,392	44,851

Total liabilities	617,572	683,592

Stockholders’ Equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 17,768,721 shares issued and 15,415,358 shares outstanding at June 30, 2008 and December 31, 2007	178	178
Additional paid-in capital	163,142	162,603
Treasury stock, at cost (2,353,363 shares at June 30, 2008 and December 31, 2007)	(32,880)	(32,880)
Accumulated other comprehensive income (loss)	(1,897)	22
Retained earnings	93,474	87,122

Total stockholders’ equity	222,017	217,045

Total liabilities and stockholders’ equity	$839,589	$900,637

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
Revenues
Net premiums earned	$93,523	$113,257	$188,391	$196,027
Commission income and fees	20,024	23,590	41,509	47,351
Net investment income	3,346	4,039	7,905	8,000
Net realized gains (losses)	86	(322)	108	(491)

Total revenues	116,979	140,564	237,913	250,887

Expenses
Losses and loss adjustment expenses	70,217	82,818	141,578	144,050
Selling, general and administrative expenses	37,118	47,297	72,433	83,020
Depreciation and amortization	2,433	2,810	4,785	6,098
Interest expense	4,247	6,284	9,813	12,916

Total expenses	114,015	139,209	228,609	246,084

Income before income taxes	2,964	1,355	9,304	4,803
Income taxes	623	237	2,335	1,439

Net income	$2,341	$1,118	$6,969	$3,364

Net income per common share:
Basic	$0.15	$0.07	$0.45	$0.22

Diluted	$0.15	$0.07	$0.45	$0.22

Weighted average common shares outstanding:
Basic	15,415	15,368	15,415	15,363

Diluted	15,415	15,436	15,415	15,451

Dividends declared per common share	$0.02	$0.02	$0.04	$0.04

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Six Months Ended June 30,
	2008		2007
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Common stock
Balance at beginning of year	17,768,721	$178	17,707,938	$177
Issuance of restricted stock awards	—	—	7,273	—
Exercises of stock options	—	—	11,600	—

Balance at end of period	17,768,721	178	17,726,811	177

Additional paid-in capital
Balance at beginning of year		162,603		160,862
Stock-based compensation expense		539		552
Exercises of stock options		—		175

Balance at end of period		163,142		161,589

Retained earnings
Balance at beginning of year		87,122		78,682
Net income		6,969		3,364
Dividends declared		(617)		(613)

Balance at end of period		93,474		81,433

Treasury stock
Balance at beginning of year and end of period	2,353,363	(32,880)	2,353,363	(32,880)

Accumulated other comprehensive gain (loss)
Balance at beginning of year, net of tax		22		(448)
Unrealized loss on available-for-sale investment securities, net of tax		(2,374)		(650)
Unrealized gain on cash flow hedges, net of tax		455		395

Balance at end of period, net of tax		(1,897)		(703)

Total stockholders’ equity		$222,017		$209,616

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
Net income	$2,341	$1,118	$6,969	$3,364
Other comprehensive income (loss):
Unrealized loss on investment securities, net of tax	(1,908)	(778)	(2,374)	(650)
Unrealized gain on cash flow hedges, net of tax	1,763	395	455	395

Other comprehensive loss, net	(145)	(383)	(1,919)	(255)

Total comprehensive income	$2,196	$735	$5,050	$3,109

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities
Net income	$6,969	$3,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,785	6,098
Stock-based compensation expense	539	552
Amortization of debt issuance cost	744	420
(Gain) loss on disposal of assets	(108)	491
Amortization of premiums and discounts on investments	1,259	1,104
Change in operating assets and liabilities:
Fiduciary and restricted cash	(12,882)	12,208
Premiums, fees and commissions receivable	2,643	(7,666)
Reserves for losses and loss adjustment expenses	(13,750)	7,233
Amounts due from reinsurers, net	6,495	25,050
Premium finance receivable, net	(6,796)	(1,360)
Deferred revenue	1,682	(4,988)
Unearned premium	(1,074)	11,331
Deferred acquisition costs	(155)	(9,165)
Deferred tax assets	1,453	8,349
Federal income taxes receivable	1,438	(6,644)
Other	228	11,135

Net cash provided by (used in) operating activities	(6,530)	57,512

Cash flows from investing activities
Proceeds from sales and maturities of investments	125,864	90,577
Purchases of available-for-sale investment securities	(38,077)	(126,108)
Purchases of property and equipment	(11,762)	(7,847)
Net cash paid for acquisitions	(188)	(176,688)

Net cash provided by (used in) investing activities	75,837	(220,066)

Cash flows from financing activities
Borrowings under senior secured credit facility	-	200,000
Principal payments on senior secured credit facility	(56,966)	(1,000)
Principal payments under capital lease obligations	-	(93)
Debt issuance costs paid	-	(6,518)
Proceeds from exercise of stock options	-	175
Dividends paid	(617)	(613)

Net cash provided by (used in) financing activities	(57,583)	191,951

Net increase in cash and cash equivalents	11,724	29,397
Cash and cash equivalents at beginning of year	44,048	52,484

Cash and cash equivalents at end of period	$55,772	$81,881

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,769	$11,810
Cash paid for income taxes	244	3,140

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General

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

Net income during the first quarter of 2008 included adjustments increasing net income by $627,000, net of tax, which related to prior periods. These adjustments included a $981,000 pretax reduction of a liability that could not be supported, which was partially offset on a net basis by various adjustments to receivables and other liabilities. The after-tax effect of all of these adjustments was immaterial to the consolidated financial statements taken as a whole for the six months ended June 30, 2008.

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

Adoption of New Accounting Standards

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS No. 157 is effective for fiscal years beginning after November 15,

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

2007 and interim periods within those fiscal years. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157-1 Applications of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13 (FSP 157-1) which removes leasing transactions from the scope of SFAS No. 157. FSP 157-1 is effective upon adoption of SFAS No. 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement No. 157 (FSP 157-2) which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect will be recorded to the opening balance of retained earnings in the year of adoption. The adoption of SFAS No. 157, FSP 157-1 and FSP 157-2 did not have a material impact on our results of operations or financial condition.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at full fair value. SFAS No. 141R also requires, among other things, the acquisition costs to be expensed in the periods they are incurred, the contingent considerations resulting from events after the acquisition date to be measured and recognized at the acquisition date fair value with subsequent changes recognized in earnings, and the change in deferred tax benefit that are recognizable because of a business combination to be recognized either in income or directly in contributed capital in the period of business combination. SFAS No. 141R is effective for business combinations occurring after December 15, 2008. If we have business combinations, SFAS No. 141R could have a material impact in the future on our results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of Statement 133 in order to provide users of financial statements with enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. To meet these objectives, SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect SFAS No. 161 to have a material impact on our results of operations or financial condition.

3.	Reinsurance

In the normal course of business, our insurance companies cede a portion of our premiums to other insurance companies. Although ceding for reinsurance purpose does not discharge the primary insurer from liability to its policyholder, our insurance companies participate in these agreements in order to provide a greater diversification of our business and to limit the potential for losses arising from large risks. In addition, we also assume reinsurance from other insurance companies.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

The following tables present the effect of reinsurance on our premiums and loss and loss adjustment expense (in thousands):

	Three Months Ended June 30,
	2008			2007
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$76,887	$90,153	$72,337	$87,004	$74,649	$64,237
Reinsurance assumed	14,341	15,009	9,934	15,149	17,937	56,014
Reinsurance ceded	(10,150)	(11,639)	(12,054)	27,564	20,671	(37,433)

Total	$81,078	$93,523	$70,217	$129,717	$113,257	$82,818

	Six Months Ended June 30,
	2008			2007
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$178,799	$181,492	$137,376	$210,043	$172,797	$136,853
Reinsurance assumed	31,590	30,056	23,614	35,263	36,364	79,244
Reinsurance ceded	(23,915)	(23,157)	(19,412)	(13,477)	(13,134)	(72,047)

Total	$186,474	$188,391	$141,578	$231,829	$196,027	$144,050

Under certain of our reinsurance transactions, we receive ceding commissions. The ceding commission rate structure varies based on loss experience. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations. The ceding commissions recognized as a reduction of selling, general and administrative expense were $3.4 million and $2.2 million for the three months ended June 30, 2008 and 2007, and $8.1 million and $10.0 million for the six months ended June 30, 2008 and 2007, respectively.

The amount of loss reserves and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations is as follows (in thousands):

	June 30, 2008	December 31, 2007
Losses and loss adjustment expense reserves	$42,207	$46,854
Unearned premium reserve	12,120	11,371

Total	$54,327	$58,225

The table below presents the total amount of receivables due from reinsurance as of June 30, 2008 and December 31, 2007, respectively (in thousands):

	June 30, 2008	December 31, 2007
Quota share reinsurer for Louisiana and Alabama business	$33,600	$36,221
Vesta Insurance Group	12,812	13,519
Michigan Catastrophic Claims Association	14,850	12,384
Other	4,640	4,715

Total reinsurance recoverable	$65,902	$66,839

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Significant reinsurance agreements

Our quota share reinsurer for business reinsured in Louisiana and Alabama is rated as A- by A.M. Best. On April 1, 2007 we exercised our option to terminate certain quota share contracts on a “cut-off” basis. On April 30, 2007, we received $31.0 million to settle the unearned premiums less return ceding commissions. Our net exposure for reinsurance provided by the quota share reinsurer at June 30, 2008 was $27.6 million. Excluding the termination, our ceded premiums written to the quota share reinsurer were $9.5 million and $10.8 million for the three months ended June 30, 2008 and 2007, and $22.2 million and $49.5 million for the six months ended June 30, 2008 and 2007, respectively.

Under the reinsurance agreement with Vesta Insurance group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiary, Affirmative Insurance Company (AIC), had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura Property and Casualty Insurance Company, (a wholly-owned subsidiary) from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 1, 2004. On August 30, 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide securities sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At June 30, 2008, the VFIC Trust held $17.6 million (after cumulative withdrawals of $7.0 million through June 30, 2008) to collateralize the $16.3 million gross recoverable from VFIC.

At June 30, 2008, $17.8 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG-affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $22.9 million (including accrued interest) in securities (the AFIC Trust). The AFIC Trust has not been drawn upon by the Special Deputy Receiver (SDR) in Texas or the SDR in Hawaii. We expect that the terms for withdrawal of funds from the AFIC Trust will be similar to those we expect to be agreed to with regard to the VFIC Trust.

The Michigan Catastrophic Claims Association (MCCA) is a reinsurance facility that covers no-fault medical losses above a specific retention amount. For policies effective July 1, 2007 to June 30, 2008, the required retention is $420,000. As a writer of personal automobile policies in the State of Michigan, we cede premiums and claims to the MCCA. Funding for the MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders. Our written premiums ceded to the MCCA were $0.4 million and $0.6 million for the three months ended June 30, 2008 and 2007, and $1.1 million and $2.4 million for the six months ended June 30, 2008 and 2007, respectively.

Reinsurance assumed

We have an assumed reinsurance agreement with a Texas county mutual insurance company (the county mutual) whereby we assume 100 percent of the policies issued by the county mutual for business produced by us. The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. The county mutual reinsurance agreement may be terminated by either party upon prior written notice of not less than 90 days. Pursuant to the contract, we shall produce automobile insurance business in the State of Texas solely for the benefit of the county mutual for a period of ten years. The county mutual reinsurance agreement automatically terminates on January 1, 2014. Assumed written premiums from the county mutual were $14.3 million and $15.1 million for the three months ended June 30, 2008 and 2007, and $31.6 million and $35.3 million for the six months ended June 30, 2008 and 2007, respectively.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

4.	Premium Finance Receivables

Finance receivables, which are secured by unearned premiums from the underlying insurance policies, consisted of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Premium finance contracts	$44,491	$37,353
Unearned finance charges	(2,937)	(2,595)
Allowance for credit losses	(550)	(550)

Total	$41,004	$34,208

5.	Policy Acquisition Expenses

Policy acquisition costs, consisting of primarily commission, advertising, premium taxes, underwriting and agency expenses, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related policy acquisition expenses amortized to expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$25,982	$30,039	$24,536	$23,865
Additions	17,301	29,913	36,442	52,422
Amortization	(18,592)	(29,394)	(36,287)	(45,729)

Ending balance	$24,691	$30,558	$24,691	$30,558

6.	Net Income Per Share

Income per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and restricted stock. Stock options outstanding of 1,732,031 for the three and six months ended June 30, 2008 and 976,374 and 916,878 for the three and six months ended June 30, 2007, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options were greater than the average market price of our common stock and thus the inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computations for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income available to common stockholders	$2,341	$1,118	$6,969	$3,364

Denominator:
Weighted average basic shares
Weighted average common stock outstanding	15,415	15,368	15,415	15,363

Weighted average diluted shares
Weighted average common stock outstanding	15,415	15,368	15,415	15,363
Effect of dilutive stock options	—	68	—	88

Total weighted average diluted shares	15,415	15,436	15,415	15,451

Basic earnings per share	$0.15	$0.07	$0.45	$0.22

Diluted earnings per share	$0.15	$0.07	$0.45	$0.22

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

7.	Legal and Regulatory Proceedings

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

Affirmative Insurance Holdings, Inc. and Affirmative Insurance Company (referred to herein collectively as Affirmative) brought action against Hopson B. Nance, E. Murray Meadows, Paul H. Saeger, Jr., Fred H. Wright, and Does 1-10 in the United States District Court of the Northern District of Alabama, Southern Division, in December 2006 for negligent misrepresentation, fraud, tortious interference with contractual relations, breach of fiduciary duty, negligence and conversion. The case involves an action by Affirmative to recover $7.2 million of Affirmative’s funds used improperly by Defendants to satisfy a debt of one of VIG’s subsidiaries. In February 2007, by consent of the parties, the Court referred the action to the United States Bankruptcy Court for the Northern District of Alabama, where bankruptcy proceedings are pending with respect to VIG, where the action was temporarily stayed. In October 2007, Affirmative voluntarily dismissed its claims against Paul H. Saeger. On July 28, 2008, the court entered a consent order continuing the stay of Affirmative’s action but permitting the parties to proceed on the merits of the VIG Bankruptcy Trustee’s separate action to enjoin Affirmative from prosecuting its lawsuit.

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

In October 2002, the named plaintiff Nickey Marsh filed suit in the Fourth Judicial District Court of Louisiana against USAgencies alleging that certain adjustments to the actual cash value of his total loss automobile claim were improper. An amending petition, filed in October 2003, made class action allegations, and sought class-wide compensatory damages, attorneys’ fees and punitive damages of $5,000 per claimant. After a class certification discovery and a hearing in February 2006, an order was rendered in August 2006 certifying the class. That order was subsequently affirmed on appeal. In April 2008, the trial court issued an order that appropriate notice of the existence and certification of the class action be provided as soon as practicable to the class members.

Pursuant to the terms of the Acquisition Agreement between us and USAgencies, the selling parties (the Seller) are bound to indemnify us from any and all losses attendant to claims arising out of the Marsh litigation out of a sum placed into escrow specifically for such purpose (the Marsh Litigation Reserve). The Acquisition Agreement provides that the Marsh Litigation Reserve shall not exceed the amount placed into escrow, and that upon the final resolution of the Marsh litigation by (i) a court order that is final and non-appealable or (ii) a binding settlement agreement, and the determination of all amounts to be paid with respect to Marsh litigation (the Marsh Payments), the amount constituting the Marsh Payments shall be paid out of the Marsh Litigation Reserve to us either (a) in accordance with a joint written instruction by us and the Seller or (b) pursuant to a court order or judgment that is final and non-appealable sent to the escrow agent by us or the Seller, and any portion of the Marsh Litigation Reserve not so required to be paid to us shall be promptly paid by the escrow agent to the Seller. Although we believe it is unlikely, it is nevertheless possible that the aggregate amount payable at the conclusion of the Marsh litigation may exceed the Marsh Litigation Reserve, and the Seller may not have the financial ability to indemnify us for any losses in excess of said reserve.

From time to time, we and our subsidiaries are subject to random compliance audits from federal and state authorities regarding various operations within our business that involve collecting and remitting taxes in one form or another. In 2006, two of our owned underwriting agencies were subject to a sales and use tax audit conducted by the State of Texas. The examiner for the State of Texas completed his audit report and delivered an audit assessment asserting that, for the period from January 2002 to December 2005, we should have collected and remitted approximately $2.9 million in sales tax derived from claims services performed by our

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

underwriting agencies for policies sold by these underwriting agencies and issued by an affiliated county mutual insurance company through a fronting arrangement. Our insurance companies reinsured 100% of these policies. The assessment included an additional $0.4 million for accrued interest and penalty for a total assessment of $3.3 million. We believe that these services are not subject to sales tax and are vigorously contesting the assertions made by the state, and are exercising all available rights and remedies available to us. In October 2006, we responded to the assessment by filing petitions with the Comptroller of Public Accounts for the State of Texas requesting a re-determination of the tax due and a hearing to present written and oral evidence and legal arguments to contest the imposition of the asserted taxes. As a result of the timely filing of these petitions, an administrative appeal process has commenced and the date for payment is delayed until the completion of the appeal process. Such appeals routinely take up to three years and much longer for complex cases. As such, the outcome of this tax assessment will not be known for a commensurate amount of time. At this time, we are uncertain of the probability of the outcome of our appeal and therefore cannot reasonably estimate the ultimate liability. We have not made an accrual for this potential liability as of June 30, 2008.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We hold fixed-income securities and other financial instruments, which are carried at fair value.

Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs are based on market data from independent sources, while unobservable inputs reflect our view of market assumptions in the absences of observable market information. We utilize valuation techniques that maximize the use of observable inputs while minimizing the use of unobservable inputs. All assets and liabilities that are carried at fair value are classified and disclosed in one of the following categories:

Level 1- Quoted prices in active markets for identical assets or liabilities.

Level 2 - Quoted market prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model driven valuations that use observable market data.

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

Level 3 includes financial instruments whose fair value is estimated based on non-binding broker prices or by model driven valuations that utilize significant inputs not based on, or corroborated by readily available market information. This category contains our interest rate swaps and our auction-rate tax exempt securities which are more fully discussed in the Liquidity section.

The quantitative disclosures about the fair value measurements for each major category of assets and liabilities at June 30, 2008 were as follows (in thousands):

	June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government and agencies securities	$7,547	$7,547	$-	$-
Mortgage-backed securities	6,576	-	6,576	-
Tax-exempt securities	282,383	-	221,414	60,969
Corporate and other securities	1,000	1,000	-	-

Total available-for-sale-securities	297,506	8,547	227,990	60,969
Cash and cash equivalents	55,772	55,772	-	-
Fiduciary and restricted cash	26,473	26,473	-	-

Total assets	$379,751	$90,792	$227,990	$60,969

Liabilities:
Interest rate swaps	$1,044	$-	$-	$1,044

Total liabilities	$1,044	$-	$-	$1,044

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

The quantitative disclosures about the fair value measurements for assets in category Level 3 as June 30, 2008 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Tax-Exempt Securities
Balance at January 1, 2008	$-
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	(3,804)
Purchases, issuances, and settlements	(30,875)
Transfers in and/or out of Level 3	95,648

Balance at June 30, 2008	$60,969

The quantitative disclosures about the fair value measurements for liabilities in category Level 3 as June 30, 2008 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at January 1, 2008	$1,745
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	(701)
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-

Balance at June 30, 2008	$1,044

Gains and losses (realized and unrealized) for Level 3 assets included in earnings for the six-month period ended June 30, 2008, are reported in net investment income and other comprehensive income as follows:

	Net Investment Income	Other Comprehensive Income
Total gains included in earnings	$-	$-
Change in unrealized losses relating to assets still held at reporting date	-	(4,505)

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

9.	Income Taxes

The effective tax rate on income differs from the federal statutory tax rate of 35% for the following reasons (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income before income taxes	$2,964	$1,355	$9,304	$4,803
Tax provision computed at the federal statutory income tax rate	1,037	475	3,256	1,681
Increases (reductions) in tax resulting from:
Tax-exempt interest	(694)	(634)	(1,541)	(1,238)
State income taxes	181	(303)	664	25
Other	99	699	(44)	971

	$623	$237	$2,335	$1,439

Effective tax rate	21.0%	17.5%	25.1%	30.0%

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

As of June 30, 2008, our subsidiaries included five insurance companies licensed to write insurance policies in 40 states, four underwriting agencies, and six retail agencies with 223 owned stores and 34 operating franchise retail store locations and relationships with two unaffiliated underwriting agencies. We are currently active in offering insurance directly to individual consumers through retail stores in 10 states (Louisiana, Texas, Illinois, Alabama, Florida, Missouri, Indiana, South Carolina, Kansas, and Wisconsin), including our franchised stores in Florida, and distributing our own insurance policies through 8,100 independent agents in 9 states (Texas, Illinois, California, Michigan, Florida, Missouri, Indiana, South Carolina, and New Mexico). The 13 states in which we operate collectively represent approximately 56% of the non-standard personal automobile insurance market. These states accounted for $16.7 billion in direct written premium in 2006, based on information from A. M. Best and our company analysis. We believe the states in which we operate are among the most attractive non-standard personal automobile insurance markets due to a number of factors, including size of market and existing regulatory and competitive environments.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at full fair value. SFAS No. 141R also requires, among other things, the acquisition costs to be expensed in the periods they are incurred, the contingent considerations resulting from events after the acquisition date to be measured and recognized at the acquisition date fair value with subsequent changes recognized in earnings, and the change in deferred tax benefit that are recognizable because of a business combination to be recognized either in income or directly in contributed capital in the period of business combination. SFAS No. 141R is effective for business combinations occurring after December 15, 2008. If we have business combinations, SFAS No. 141R could have a material impact in the future on our results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of Statement 133 in order to provide users of financial statements with enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. To meet these objectives, SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect SFAS No. 161 to have a material impact on our results of operations or financial condition.

MEASUREMENT OF PERFORMANCE

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

The market conditions that existed for the past several years continued in the first half of 2008 putting downward pressure on industry rate levels. Our insurance company subsidiaries have continued developing and introducing new and better segmented products to serve our target markets.

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

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written and assumed by distribution channel for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Our underwriting agencies:
Retail agencies	$54,523	$55,852	$127,238	$135,669
Independent agencies	29,520	36,976	66,274	88,922

Subtotal	84,043	92,828	193,512	224,591
Unaffiliated underwriting agencies	7,185	9,324	16,878	20,716
Other	-	1	(1)	(1)

Total	$91,228	$102,153	$210,389	$245,306

Total gross premiums written for the three months and six months ended June 30, 2008 decreased $10.9 million and $34.9 million, respectively or 10.7% and 14.2%, respectively compared with the prior year primarily due to macroeconomic effects including higher fuel and food prices and the deterioration of the labor market and the ongoing competitive impact that has created a “soft” market. In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance carriers’ products only and do not include premiums written for third-party insurance carriers in our retail and franchised stores. We earn only commission income and fees in our retail distribution channel for sales of third-party insurance policies. Gross premiums written in our retail distribution channel for the three and six month ended June 30, 2008 decreased $1.3 million and $8.4 million, respectively, or 2.4% and 6.2%, respectively when compared with the prior year.

In our independent agency distribution channel, gross premiums written for the three and six months ended June 30, 2008 decreased $7.5 million and $22.6 million, respectively, or 20.2% and 25.5%, compared with the prior year. The decrease is due to the overall decline in premium volumes.

Gross premiums written by our unaffiliated agencies for the three months and six months ended June 30, 2008 decreased $2.1 million and $3.8 million, respectively or 22.9% and 18.5%, compared with the prior year. For strategic reasons, we have chosen to reduce our emphasis on growth in the unaffiliated underwriting agencies distribution channel.

The following table displays our gross premiums written and assumed, by state, for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Louisiana	$32,070	$33,165	$(1,095)	$73,809	$77,450	$(3,641)
Texas	16,080	16,867	(787)	35,209	38,744	(3,535)
Illinois	12,093	15,791	(3,698)	29,531	37,846	(8,315)
California	7,066	8,975	(1,909)	16,597	19,821	(3,224)
Alabama	5,999	4,785	1,214	14,987	11,570	3,417
Florida	7,216	7,810	(594)	11,474	16,731	(5,257)
Michigan	3,076	4,164	(1,088)	9,325	13,594	(4,269)
Missouri	2,066	2,859	(793)	6,134	9,548	(3,414)
Indiana	2,244	3,006	(762)	5,559	8,179	(2,620)
South Carolina	2,346	3,453	(1,107)	5,497	8,070	(2,573)
New Mexico	853	927	(74)	1,987	2,858	(871)
Arizona	61	229	(168)	158	552	(394)
Georgia	59	96	(37)	123	213	(90)
Utah	-	24	(24)	-	130	(130)
Other	(1)	2	(3)	(1)	-	(1)

Total	$91,228	$102,153	$(10,925)	$210,389	$245,306	$(34,917)

The following table displays our net premiums written by distribution channel for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Our underwriting agencies:
Retail agencies – gross premiums written	$54,523	$55,852	$127,238	$135,669
Ceded reinsurance	(9,521)	28,277	(22,175)	(10,813)

Subtotal retail agencies net premiums written	45,002	84,129	105,063	124,856

Independent agencies – gross premiums written	29,520	36,976	66,274	88,922
Ceded reinsurance	(392)	(617)	(1,139)	(2,451)

Subtotal independent agencies net premiums written	29,128	36,359	65,135	86,471

Unaffiliated underwriting agencies – gross premiums written	7,185	9,324	16,878	20,716
Ceded reinsurance	(59)	(96)	(123)	(213)

Subtotal unaffiliated underwriting agencies net premiums written	7,126	9,228	16,755	20,503

Catastrophe and contingent coverages with various reinsurers	(150)	—	(420)	—
Other, net	(28)	1	(59)	(1)

Total net premiums written	$81,078	$129,717	$186,474	$231,829

Total net premiums written for the three months ended June 30, 2008 decreased $48.6 million, or 37.5%, compared with the prior year quarter. Total net premiums written for the six months ended June 30, 2008 decreased $45.3 million, or 19.6%, compared with the prior year period. For the three months ended June 30, 2008, net premiums written in our retail distribution channel decreased $39.1 million, or 46.5%, compared with the same period in the prior year. For the six months ended June 30, 2008, net premiums written in our retail distribution channel decreased $19.8 million, or 15.9%, compared with the same period in the prior year. The decrease in both periods was primarily due to our exercise of an option to terminate certain reinsurance contracts on a “cut-off” basis on April 1, 2007. As a result, we received $31.0 million to settle the unearned premiums less ceding commissions. In addition on April 1, 2007 our retention increased from 30% to 75% in Louisiana and from 25% to 75% in Alabama on policies issued in those two states.

RESULTS OF OPERATIONS

The following table sets forth the components of consolidated statements of income as a percentage of total revenues and certain operational information for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Net premiums earned	79.9%	80.5%	79.2%	78.1%
Commission income and fees	17.1	16.8	17.4	18.9
Net investment income	2.9	2.9	3.3	3.2
Net realized gains (losses)	0.1	(0.2)	0.1	(0.2)

Total revenues	100.0	100.0	100.0	100.0

Expenses
Losses and loss adjustment expenses	60.0	58.9	59.5	57.4
Selling, general and administrative expenses	31.7	33.6	30.5	33.1
Depreciation and amortization	2.1	2.0	2.0	2.4
Interest expense	3.7	4.5	4.1	5.2

Total expenses	97.5	99.0	96.1	98.1

Income before income taxes	2.5	1.0	3.9	1.9
Income taxes	0.5	0.2	1.0	0.6

Net income	2.0%	0.8%	2.9%	1.3%

Operational Information
Gross premiums written	$91,228	$102,153	$210,389	$245,306
Net premiums written	81,078	129,717	186,474	231,829
Percentage retained	88.9%	127.0%	88.6%	94.5%

Loss ratio	75.1%	73.1%	75.2%	73.5%
Expense ratio	20.9	23.4	18.9	21.3

Combined ratio	96.0%	96.5%	94.1%	94.8%

Effective tax rate	21.0%	17.5%	25.1%	30.0%

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

Total revenues for the three months ended June 30, 2008 decreased $23.6 million, or 16.8%, compared with the three months ended June 30, 2007. The decrease was primarily due to decreases in net earned premium, commission income and fees and investment income.

The largest component of revenue is net premiums earned on insurance policies issued by our five affiliated insurance carriers. Net premiums earned for the current quarter decreased $19.7 million, or 17.4%, compared with the prior year quarter. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. Net premiums earned during the current quarter on policies sold through our affiliated underwriting agencies (including retail and independent agencies) decreased by $17.9 million, or 17.4%. This decrease was primarily due to lower revenue related to sales of our insurance products due to the decline in production and the macroeconomic effects including higher fuel and food prices and the deterioration of the labor market and the ongoing competitive impact that has created a “soft” market. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $1.8 million, or 18.0%, compared with the prior year quarter. For strategic reasons, we have chosen to reduce our emphasis on the unaffiliated underwriting agencies distribution channel.

The following table sets forth net premiums earned by distribution channel for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
Our underwriting agencies	$85,149	$103,045	$(17,896)	(17.4)%
Unaffiliated underwriting agencies	8,374	10,212	(1,838)	(18.0)

Total net premiums earned	$93,523	$113,257	$(19,734)	(17.4)%

Commission Income and Fees. Another measurement of our performance is the relative level of production of commission income and fees. Commission income and fees consists of three principal types, including (a) the commission income and fees earned by our underwriting agencies on insurance business that is not written or retained by us, (b) policy, installment, premium finance, franchise, royalty and agency fees earned for business written or assumed by our insurance companies both through independent agents and our retail agencies and (c) the commission income earned on sales of unaffiliated (third-party) companies’ insurance polices or other products sold by our retail agencies. These various types of commission income and fees are impacted in different ways by the decisions we make in pursuing our corporate strategy.

Commission income and fees are earned by our underwriting agencies on business that is not written or retained by us. We only earn this income when we reinsure a portion of our insurance business to other parties. We have substantially eliminated our reinsurance contracts with our underwriting agencies and, as a result, this income source has been almost eliminated. Instead, we generate additional premium on the retained business, increasing our earned premiums. Had we continued to utilize reinsurance to a greater extent, our earned premiums would have been reduced but we would have earned greater commission income and fees for servicing the policies. In the future, we may choose to increase the use of reinsurance, which could result in an increase in this type of commission income and fees, and a concomitant reduction in earned premiums.

Policy, installment, premium finance, franchise, royalty and agency fees are earned for business written or assumed by our insurance companies both through independent agents and our retail agencies. Policy, installment and agency fees are fees charged to the customers in connection with their purchase of coverage from our insurance carriers. We can increase or decrease agency and installment fees at will, but policy fees and interest rates must be approved by the applicable state’s department of insurance. Premium finance fees are financing fees earned by our premium finance subsidiaries, and consist of interest and origination fees on policies that customers choose to finance. Franchise and royalty fees are earned from our franchised stores in Florida, but are not significant to our financial results.

Commissions are earned on sales of unaffiliated (third-party) companies’ products sold by our retail agencies. As described above, in our owned retail stores there can be a shift in the relative proportion of the sales of third-party insurance products as compared to sales of our own carriers’ products due to the relative competitiveness of our insurance products that could result in an increase in our commission income and fees from non-affiliated third-party insurers. We negotiate commission rates with the various third-party carriers whose products we agree to sell in our retail stores. As a result, the level of third-party commission income will also vary depending upon the mix by carrier of third-party products that are sold. In addition, we earn fees from the sales of other products and services (such as tax preparation services, auto club memberships and bond cards) offered by unaffiliated companies.

The following sets forth the components of consolidated commission income and fees earned for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
Income on non-retained business:
MGA commissions	$45	$172	$(127)	(73.8)%
Claims service fee income	127	379	(252)	(66.5)
Income related to sales of our insurance products:
Policyholder fee income	11,262	13,102	(1,840)	(14.0)
Premium finance revenue	4,987	5,897	(910)	(15.4)
Agency fees	136	383	(247)	(64.5)
Income related to sales of third-party products:
Commissions and fees	2,451	3,086	(635)	(20.6)
Agency fees	1,016	571	445	77.9

Total commission income and fees	$20,024	$23,590	$(3,566)	(15.1)%

Commission income and fees decreased $3.6 million, or 15.1%, compared with the prior year quarter. This decrease was primarily due to lower fees and premium finance revenue related to sales of our insurance products due to the decline in production.

Net Investment Income. Net investment income for the current quarter decreased $0.7 million, or 17.2%, compared with the prior year quarter. The decrease was primarily due to a lower invested balance partially offset by an increase in yield.

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

Losses and loss adjustment expenses for the current quarter decreased $12.6 million, or 15.2%, compared with the prior year quarter. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 75.1% in the current quarter compared with 73.1% in the prior year quarter. The increase in loss ratio was primarily due to 1.4 points of favorable development in 2007 on prior accident years as opposed to 0.1 points of adverse development in 2008. The increase in the accident quarter loss ratio for the three months ended June 30, 2008 compared to the prior year quarter was primarily due to a change in mix as Louisiana and Alabama policies, which we write at a higher loss ratio compared to our other business, were a larger percentage of our total net premiums.

The following table displays the impact of loss development related to prior periods’ business on our loss ratio for the current quarter and the prior year quarter:

	Three Months Ended June 30,
	2008	2007
Loss ratio – current accident year	75.0%	74.5%
Adverse (favorable) loss ratio development – prior accident year	0.1	(1.4)

Reported loss ratio	75.1%	73.1%

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

Selling, general and administrative expenses decreased $10.2 million, or 21.5%, compared with the prior year quarter. The overall decrease in selling, general and administrative expenses was primarily due to expenses associated with our termination of certain quota share reinsurance agreements on a “cut-off” basis in the second quarter of 2007, and a reduction in operating expenses.

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended June 30,
	2008	2007
Amortization of deferred acquisition costs	$18,592	$29,394
Other selling, general and administrative expenses	18,526	17,903

Total selling, general and administrative expenses	$37,118	$47,297

Total as a percentage of net premiums earned	39.7%	41.8%

Beginning deferred acquisition costs	$25,982	$30,039
Additions	17,301	29,913
Amortization	(18,592)	(29,394)

Ending deferred acquisition costs	$24,691	$30,558

Amortization of deferred acquisition costs as a percentage of net premiums earned	19.9%	26.0%

During 2006, we developed a comprehensive implementation plan and supporting business case to consolidate and transform our primary business applications onto a new strategic platform. This plan encompasses consolidating and migrating our multiple claims, point-of-sale and policy administration systems onto single strategic platforms, as well as deploying new premium finance, reporting and business analytics capabilities. For all components of this systems transformation plan, we have selected a software package that we will configure and integrate to meet our unique needs. We believe this systems transformation will position us to realize significant strategic benefits including: systemic pricing advantage in our marketplace via consolidated and streamlined systems and operations; faster product time to market; additional retail revenue via premium financing; improved claims and underwriting performance via increased automated application of best practice processing rules; a platform to simplify and hasten post-merger and acquisition integration-reducing integration costs and accelerating synergies realization; and improved customer focus and retention. Through June 30, 2008, we have capitalized $28.6 million of costs related to the transformation. The agency management and premium finance systems were initially implemented in the fourth quarter of 2007 and full implementation was completed in the first quarter of 2008. The insurance systems began to be implemented in June 2008. The implementation of these systems will result in higher depreciation expense and, in the short-term, additional operating expense as the old systems remain in place. Our strategy is to put business on the new systems prospectively and keep the old systems operating until that business runs off.

Depreciation and Amortization. Depreciation and amortization expenses for the current quarter decreased $0.4 million, or 13.4%, compared with the prior year quarter. Depreciation expense increased by $0.3 million or 26.8% and amortization expense decreased by $0.7 million or 47.5% for current quarter. The decrease is primarily a result of agreements that were fully amortized in 2007.

Interest Expense. Interest expense for the current quarter decreased $2.0 million, or 32.4%, compared with the prior year quarter. The decrease in interest expense was due to the lower level of average debt outstanding for the current quarter and the interest rate swap that we entered into in January 2008. In the second quarter of 2008, we repaid $31.6 million on the senior secured facility. In January 2008, we entered into an interest rate swap with a notional amount of $95.0 million that was designated as a hedge of variable cash flows associated with our senior secured credit facility. Under this swap, we pay a fixed rate of 3.031% and receive a three-month LIBOR rate. The notional amount of the swap gradually declines to $45.0 million prior to its expiration. In the second quarter of 2008, the notional amount of the swap was reduced by $5.0 million for a $60,000 gain.

Income Taxes. Income tax expense for the current quarter was $0.6 million, or an effective rate of 21.0%, as compared with income tax expense of $0.2 million, or an effective rate of 17.5%, for the prior year quarter.

Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

Total revenues for the six months ended June 30, 2008 decreased $13.0 million, or 5.2%, compared with the six months ended June 30, 2007. The decrease was primarily due to decreases in both retained and third-party premium production.

The largest component of revenue is net premiums earned on insurance policies issued by our five affiliated insurance carriers. Net premiums earned for the current period decreased $7.6 million, or 3.9%, compared with the prior year period. Since insurance premiums are earned over the term of the policies, the revenue in the current period includes premiums earned on insurance products written through our three distribution channels in both the current and previous periods. Net premiums earned during the current period on policies sold through our affiliated underwriting agencies (including retail and independent agencies) decreased by $4.8 million, or 2.7%. This decrease was primarily due to lower revenue related to sales of our insurance products due to the macroeconomic effects of higher fuel and food prices and the deterioration of the labor market and the ongoing competitive impact that has created a “soft” market. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $2.8 million, or 14.0%, compared with the prior year period. For strategic reasons we have chosen to reduce our emphasis on the unaffiliated underwriting agencies distribution channel. The following table sets forth net premiums earned by distribution channel for the current period and the prior year period (in thousands):

	Six Months Ended June 30,
	2008	2007	$ Change	% Change
Our underwriting agencies	$170,951	$175,756	$(4,805)	(2.7)%
Unaffiliated underwriting agencies	17,440	20,271	(2,831)	(14.0)

Total net premiums earned	$188,391	$196,027	$(7,636)	(3.9)%

Commission Income and Fees. Another measurement of our performance is the relative level of production of commission income and fees. Commission income and fees consists of three principal types, including (a) the commission income and fees earned by our underwriting agencies on insurance business that is not written or retained by us, (b) policy, installment, premium finance, franchise, royalty and agency fees earned for business written or assumed by our insurance companies both through independent agents and our retail agencies and (c) the commission income earned on sales of unaffiliated (third-party) companies’ insurance polices or other products sold by our retail agencies. These various types of commission income and fees are impacted in different ways by the decisions we make in pursuing our corporate strategy.

The following sets forth the components of consolidated commission income and fees earned for the current period and the prior year period (in thousands):

	Six Months Ended June 30,
	2008	2007	$ Change	% Change
Income on non-retained business:
MGA commissions	$118	$580	$(462)	(79.7)%
Claims service fee income	253	890	(637)	(71.6)
Income related to sales of our insurance products:
Policyholder fee income	23,525	26,479	(2,954)	(11.2)
Premium finance revenue	9,756	12,073	(2,317)	(19.2)
Agency fees	366	792	(426)	(53.8)
Income related to sales of third-party products:
Commissions and fees	5,415	5,479	(64)	(1.2)
Agency fees	2,076	1,058	1,018	96.2

Total commission income and fees	$41,509	$47,351	$(5,842)	(12.3)%

Commission income and fees decreased $5.8 million, or 12.3%, compared with the prior year period. This decrease was primarily due to lower fees and premium finance revenue related to sales of our insurance products due to the decline in production and to the continued decrease in income on non-retained business as policies that were reinsured in prior years expire. This decrease was partially offset by an increase in income related to sales of third-party products as agency fees were increased.

Net Investment Income. Net investment income for the current period decreased $0.1 million, or 1.2%, compared with the prior year period.

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

Losses and loss adjustment expenses for the current period decreased $2.5 million, or 1.7%, compared with the prior year period. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 75.2% in the current period compared with 73.5% in the prior year period. The increase in loss ratio was primarily due to 1.6 points favorable development recorded in 2007 related to prior accident years versus 0.9 points of adverse development recorded in 2008. The decline in the accident period loss ratio for the six months ended June 30, 2008 compared to the prior year period was primarily due to the quota share reinsurance agreement for Louisiana and Alabama as of April 1, 2007. On that date, our retention increased from 30% to 75% in Louisiana and from 25% to 75% in Alabama on policies issued in those two states. The loss adjustment expenses for the business in these two states are presented on a gross basis. Since those expenses are on a gross basis and premium is on a net basis, the increase in retention reduced the accident period loss ratio when comparing the first quarter of 2008 to the first quarter of 2007. Excluding the impact of the increase in retention, the accident period loss ratio increased primarily due to policies issued in Louisiana and Alabama representing a greater percentage of our total business in 2008. These policies were designed with a higher loss ratio than the policies we issue in the other states where we do business.

The following table displays the impact of loss development related to prior periods’ business on our loss ratio for the current period and the prior year period:

	Six Months Ended June 30,
	2008	2007
Loss ratio – current accident year	74.3%	75.1%
Adverse (favorable) loss ratio development – prior accident year	0.9	(1.6)

Reported loss ratio	75.2%	73.5%

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

Selling, general and administrative expenses decreased $10.6 million, or 12.8%, compared with the prior year period. The overall decrease in selling, general and administrative expenses was primarily due to expenses associated with our termination of certain quota share reinsurance agreements on a “cut-off” basis in the second quarter of 2007, and a reduction in operating expenses.

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Six Months Ended June 30,
	2008	2007
Amortization of deferred acquisition costs	$36,287	$45,729
Other selling, general and administrative expenses	36,146	37,291

Total selling, general and administrative expenses	$72,433	$83,020

Total as a percentage of net premiums earned	38.4%	42.4%

Beginning deferred acquisition costs	$24,536	$23,865
Additions	36,442	52,422
Amortization	(36,287)	(45,729)

Ending deferred acquisition costs	$24,691	$30,558

Amortization of deferred acquisition costs as a percentage of net premiums earned	19.3%	23.3%

Depreciation and Amortization. Depreciation and amortization expenses for the current period decreased $1.3 million, or 21.5%, compared with the prior year period. Depreciation expense increased by $0.5 million or 19.8% and amortization expense decreased by $1.8 million or 52.8% for the current period. The decrease is primarily a result of agreements that were fully amortized in 2007.

Interest Expense. Interest expense for the current period decreased $3.1 million, or 24.0%, compared with the prior year period. The decrease in interest expense was due to the lower level of average debt outstanding for the current period and the interest rate swap that we entered into in January 2008. In the first half of 2008, we repaid $57.0 million of the senior secured facility. In January 2008, we entered into an interest rate swap with a notional amount of $95.0 million that was designated as a hedge of variable cash flows associated with our senior secured credit facility. Under this swap, we pay a fixed rate of 3.031% and receive a three-month LIBOR rate. The notional amount of the swap gradually declines to $45.0 million prior to its expiration. In the second quarter of 2008, the notional amount of the swap was reduced by $5.0 million for a $60,000 gain.

Income Taxes. Income tax expense for the current period was $2.3 million, or an effective rate of 25.1%, as compared with income tax expense of $1.4 million, or an effective rate of 30.0%, for the prior year period. The difference in the effective tax rate for the current period was primarily due to an anticipated higher level of tax-exempt interest in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries, including our insurance company subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of June 30, 2008, we had $9.2 million of cash and cash equivalents in our non-insurance company entities.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. Under the state laws, no dividends may be declared or paid at any time except out of earned, as distinguished from contributed, surplus. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding December 31 or the insurance company’s net income for the preceding calendar year, in each case determined in accordance with statutory accounting practices. In addition, an insurance company’s remaining surplus after payment of a dividend or other distribution to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At June 30, 2008, no dividends are immediately available without regulatory approval.

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At June 30, 2008, the capital ratios of our insurance entities substantially exceeded the risk-based capital requirements and exceeded the highest level for regulatory action under the risk-based capital guidelines.

As part of our investment holdings as of June 30, 2008, we held $64.8 million par value and $61.0 million fair value of auction-rate tax-exempt securities. The interest rates for these securities are determined by bidding every 7, 28 or 35 days. When there are more sellers than buyers, an auction fails and bondholders that want to sell are left holding the securities. Issuers remain obligated to pay interest and principal when due when an auction fails.

Rates at failed auctions are set at a level established in the terms of the debt. Auctions for these securities began to fail in late January 2008. In mid-February 2008, investment banks stopped committing capital to the auctions and there have been widespread auctions failures since that time. We evaluated the creditworthiness of all of the underlying securities in our auction-rate tax-exempt security portfolio excluding the impact of any monoline insurance guarantee. All of our securities are rated A- or better. Historically, the default rate on AAA-rated corporate bonds is more than ten times higher than the default rate on A-rated municipal securities. As of July 31, 2008, we held $62.4 million par value and $59.0 million fair value of auction-rate tax-exempt securities.

Historically, all auction-rate tax-exempt securities were priced at par. Due to the failed auctions and resulting liquidity constraints, we do not believe that the fair values of these securities are still par. As a result, these securities were recorded at their fair value based on pricing methodologies and a temporary impairment of $3.8 million was recorded in other comprehensive income as of June 30, 2008. Since we have the intent and ability to hold these securities until maturity and our expectation is that these securities will be repaid in full upon maturity, we believe that the impairment is temporary.

Our operating subsidiaries’ primary sources of funds are premiums received, commission and fee income, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.

We believe that existing cash and investment balances, as well as new cash flows generated from operations and available borrowings under our other credit facilities, will be adequate to meet our capital and liquidity needs during the 12-month period following the date of this report at both the holding company and insurance company levels. We do not currently know of any events that could cause a material increase or decrease in our long-term liquidity needs other than the capital expenditures related to our strategic systems consolidation and transformation program and the debt service requirements of the senior secured credit facility to fund the acquisition of USAgencies.

Senior secured credit facility. In 2007, we entered into a $220.0 million senior secured credit facility (the Facility) provided by a syndicate of lenders, that provide for a $200.0 million senior term loan facility and a revolving facility of up to $20.0 million, depending on our borrowing capacity. As of June 30, 2008, we have no borrowings under the revolving portion of the Facility. Our obligations under the Facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of AIC. The facility contains certain financial covenants, which include capital expenditure limitations, minimum interest coverage requirements, maximum leverage ratio requirements, minimum risk-based capital requirements, maximum combined ratio limitations, minimum fixed charge coverage ratios and a minimum consolidated net worth requirement, as well as other restrictive covenants. As time passes, certain of the financial covenants become increasingly more restrictive. At June 30, 2008, we were in compliance with all of our financial and other covenants.

The principal amount of the term loan is payable in quarterly installments of $0.5 million, with the remaining balance due on the seventh anniversary of the closing of the Facility. Beginning in 2008, we were also required to make additional annual principal payments that are to be calculated based upon our financial performance during the preceding fiscal year. In addition, certain events, such as the sale of material assets or the issuance of significant new equity, necessitate additional required principal repayments. During the six months ended June 30, 2008, we made $57.0 million in principal payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest rate risk. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available-for-sale investment securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio (excluding our auction-rate municipal securities) to a defined range of less than three years. The fair value of our fixed-income securities as of June 30, 2008 was $236.5 million. The effective average duration of the portfolio as of June 30, 2008 was 1.48 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 1.48%, or $3.5 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 1.48%, or $3.5 million, increase in the market value of our fixed-income investment portfolio.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At June 30, 2008, our fixed-income investments were invested in the following: U.S. Treasury and agencies securities 2.6%, corporate securities 0.3%, mortgaged-backed securities 2.2% and tax-exempt securities 94.9%. At June 30, 2008, all of our fixed-income securities were rated “A” or better by nationally recognized statistical rating organizations. The average quality of our portfolio was “AA” at June 30, 2008.

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	June 30, 2008	December 31, 2007
Total invested assets	$297,506	$390,109
Tax equivalent book yield	5.24%	5.33%
Effective average duration in years	3.81	1.06
Average S&P rating	AA	AA+

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

The table below presents the total amount of receivables due from reinsurance as of June 30, 2008 and December 31, 2007, respectively (in thousands):

	June 30, 2008	December 31, 2007
Quota share reinsurer for Louisiana and Alabama business	$33,600	$36,221
Vesta Insurance Group	12,812	13,519
Michigan Catastrophic Claims Association	14,850	12,384
Other	4,640	4,715

Total reinsurance recoverable	$65,902	$66,839

Under the reinsurance agreement with Vesta Insurance group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), Affirmative Insurance Company (AIC) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura Property and Casualty Insurance Company from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 1, 2004. On August 30, 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At June 30, 2008, the VFIC Trust held $17.6 million (after cumulative withdrawals of $7.0 million through June 30, 2008) to collateralize the $16.3 million gross recoverable from VFIC.

At June 30, 2008, $17.8 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $22.9 million (including accrued interest), in securities (the AFIC Trust). The AFIC Trust has not been drawn upon by the Special Deputy Receiver (SDR) in Texas or the SDR in Hawaii. We expect that the terms for withdrawal of funds from the AFIC Trust will be similar to those we expect to be agreed to with regard to the VFIC Trust.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of June 30, 2008, all such unaffiliated reinsurers had A.M. Best ratings of “A-”. As of June 30, 2008, our reinsurance recoverable was $3.7 million.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On May 28, 2008, our annual meeting of stockholders was held in our Burr Ridge, Illinois offices. A total of 12,217,120 of our shares of common stock were present or represented by proxy at the annual meeting. This represented approximately 79.25% of our shares outstanding on the record date. Two proposals were voted upon at our annual meeting and each was approved. Each of Kevin R. Callahan, Thomas C. Davis, Nimrod T. Frazer, Avshalom Y. Kalichstein, Suzanne T. Porter, David I. Schamis and Paul J. Zucconi was re-elected as a director, each to serve until our next annual meeting of stockholders and until his or her successor is duly elected and qualified. In addition, our Audit Committee’s appointment of KPMG LLP as our independent registered public accounting firm for 2008 was ratified by our stockholders.

The table set forth below states the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each of the proposals voted upon at our annual meeting of stockholders.

Description of Matter	For	Against	Withheld	Abstentions	Broker Non- Votes

1. Election of Directors:

Kevin R. Callahan	10,882,113	n/a	1,335,007	n/a	n/a

Thomas C. Davis	10,892,423	n/a	1,324,697	n/a	n/a

Nimrod T. Frazer	10,842,623	n/a	1,374,497	n/a	n/a

Avshalom Y. Kalichstein	9,048,928	n/a	3,168,192	n/a	n/a

Suzanne T. Porter	10,910,223	n/a	1,306,897	n/a	n/a

David I. Schamis	9,056,028	n/a	3,161,092	n/a	n/a

Paul J. Zucconi	10,903,223	n/a	1,313,897	n/a	n/a

2. Ratification of the Appointment of KPMG LLP as Affirmative Insurance Holdings, Inc.’s Independent Registered Public Accountants for 2008.	12,212,821	300	n/a	3,999	n/a

Item 6. Exhibits

31.1	Certification of Kevin R. Callahan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Kevin R. Callahan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: August 8, 2008	/s/ Michael J. McClure
By: Michael J. McClure
Executive Vice President and Chief Financial Officer (and in his capacity as Principal Financial Officer)