Form 10-Q
period 2008-09-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2008-11-10
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock,

$.01 par value, as of November 10, 2008: 15,415,358

AFFIRMATIVE INSURANCE HOLDINGS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Available-for-sale investment securities, at fair value (amortized cost 2008: $297,381; 2007: $388,331)	$286,853	$390,109
Cash and cash equivalents	46,103	44,048
Fiduciary and restricted cash	19,514	13,591
Accrued investment income	3,462	3,736
Premiums and fees receivable	60,788	69,154
Premium finance receivables, net	41,375	34,208
Commissions receivable	3,195	2,156
Receivable from reinsurers, net	63,432	66,839
Deferred acquisition costs	22,740	24,536
Deferred tax assets	18,646	10,973
Federal income taxes receivable	1,999	5,562
Investment in real property, net	5,878	5,964
Property and equipment, net	40,654	29,444
Goodwill	163,650	163,462
Other intangible assets, net	16,629	23,623
Prepaid expenses	9,636	11,011
Other assets, net of allowance for doubtful accounts of $7,213 for 2008 and 2007	1,924	2,221

Total assets	$806,478	$900,637

Liabilities and Stockholders’ Equity
Liabilities
Reserves for losses, loss adjustment expenses and deposits	$214,437	$227,947
Unearned premium	116,147	126,289
Amounts due reinsurers	4,730	3,606
Deferred revenue	6,452	6,922
Senior secured credit facility	137,025	196,966
Notes payable	76,911	76,930
Other liabilities	41,388	44,932

Total liabilities	597,090	683,592

Stockholders’ Equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 17,768,721 shares issued and 15,415,358 shares outstanding at September 30, 2008 and December 31, 2007	178	178
Additional paid-in capital	163,392	162,603
Treasury stock, at cost (2,353,363 shares at September 30, 2008 and December 31, 2007)	(32,880)	(32,880)
Accumulated other comprehensive income (loss)	(7,851)	22
Retained earnings	86,549	87,122

Total stockholders’ equity	209,388	217,045

Total liabilities and stockholders’ equity	$806,478	$900,637

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)

Revenues
Net premiums earned	$87,511	$103,850	$275,902	$299,877
Commission income and fees	19,096	21,660	60,605	67,649
Net investment income	2,952	4,158	10,982	12,158
Net realized gains (losses)	(57)	(91)	51	(582)

Total revenues	109,502	129,577	347,540	379,102

Expenses
Losses and loss adjustment expenses	70,576	75,333	212,154	219,364
Selling, general and administrative expenses	39,054	39,580	111,594	121,361
Depreciation and amortization	2,863	2,636	7,648	8,734
Other intangible assets impairment	4,609	-	4,609	-
Interest expense	4,305	6,238	14,136	19,050

Total expenses	121,407	123,787	350,141	368,509

Income (loss) before income tax expense (benefit)	(11,905)	5,790	(2,601)	10,593
Income tax expense (benefit)	(5,288)	948	(2,953)	2,387

Net income (loss)	$(6,617)	$4,842	$352	$8,206

Net income (loss) per common share:
Basic	$(0.43)	$0.31	$0.02	$0.53

Diluted	$(0.43)	$0.31	$0.02	$0.53

Weighted average common shares outstanding:
Basic	15,415	15,375	15,415	15,367

Diluted	15,415	15,392	15,415	15,401

Dividends declared per common share	$0.02	$0.02	$0.06	$0.06

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Nine Months Ended September 30,
	2008		2007
	Shares	Amounts	Shares	Amounts
	(Unaudited)

Common stock
Balance at beginning of year	17,768,721	$178	17,707,938	$177
Issuance of restricted stock awards	-	-	7,273	-
Exercises of stock options	-	-	14,000	-

Balance at end of period	17,768,721	178	17,729,211	177

Additional paid-in capital
Balance at beginning of year		162,603		160,862
Stock-based compensation expense		789		708
Exercises of stock options		-		204

Balance at end of period		163,392		161,774

Retained earnings
Balance at beginning of year		87,122		78,682
Net income		352		8,206
Dividends declared		(925)		(920)

Balance at end of period		86,549		85,968

Treasury stock
Balance at beginning of year and end of period	2,353,363	(32,880)	2,353,363	(32,880)

Accumulated other comprehensive gain (loss)
Balance at beginning of year, net of tax		22		(448)
Unrealized gain (loss) on available-for-sale investment securities, net of tax		(7,999)		647
Unrealized gain (loss) on cash flow hedges, net of tax		126		(346)

Balance at end of period, net of tax		(7,851)		(147)

Total stockholders’ equity	15,415,358	$209,388	15,375,848	$214,892

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)

Net income (loss)	$(6,617)	$4,842	$352	$8,206
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities, net of tax	(5,625)	1,297	(7,999)	647
Unrealized gain (loss) on cash flow hedges, net of tax	(329)	(741)	126	(346)

Other comprehensive income (loss), net	(5,954)	556	(7,873)	301

Total comprehensive income (loss)	$(12,571)	$5,398	$(7,521)	$8,507

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)

Cash flows from operating activities
Net income (loss)	$352	$8,206
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,648	8,734
Stock-based compensation expense	789	708
Amortization of debt issuance cost	1,006	671
(Gain) loss on disposal of assets	(51)	582
Amortization of premiums and discounts on investments	1,894	1,999
Provision for doubtful premiums receivable	395	-
Other intangible assets impairment	4,609	-
Change in operating assets and liabilities:
Fiduciary and restricted cash	(5,923)	17,887
Premiums, fees and commissions receivable	6,932	(13,094)
Reserves for losses and loss adjustment expenses	(13,510)	1,541
Amounts due from reinsurers, net	4,531	35,817
Premium finance receivable, net	(7,167)	(272)
Deferred revenue	(470)	(7,633)
Unearned premium	(10,142)	7,365
Deferred acquisition costs	1,796	(4,852)
Deferred tax assets	(3,434)	10,790
Federal income taxes receivable	3,563	(8,188)
Other	(2,343)	10,208

Net cash provided by (used in) operating activities	(9,525)	70,469

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	100,266	100,319
Proceeds from maturities of available-for-sale securities	53,576	35,650
Purchases of available-for-sale investment securities	(64,743)	(210,205)
Purchases of property and equipment	(16,465)	(14,066)
Net cash paid for acquisitions	(188)	(176,750)

Net cash provided by (used in) investing activities	72,446	(265,052)

Cash flows from financing activities
Borrowings under senior secured credit facility	-	200,000
Principal payments on senior secured credit facility	(59,941)	(1,500)
Principal payments under capital lease obligations	-	(125)
Debt issuance costs paid	-	(6,518)
Proceeds from exercise of stock options	-	204
Dividends paid	(925)	(920)

Net cash provided by (used in) financing activities	(60,866)	191,141

Net increase (decrease) in cash and cash equivalents	2,055	(3,442)
Cash and cash equivalents at beginning of year	44,048	52,484

Cash and cash equivalents at end of period	$46,103	$49,042

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,825	$17,108
Cash paid for income taxes	368	3,192

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General

Affirmative Insurance Holdings, Inc., formerly known as Instant Insurance Holdings, Inc., was incorporated in Delaware in June 1998 and completed an initial public offering of its common stock in July 2004. In this report, the terms “Affirmative,” “the Company,” “we,” “us,” “management” or “our” mean Affirmative Insurance Holdings, Inc. and all entities included in our consolidated financial statements. We are a distributor and producer of non-standard personal automobile insurance policies and related products and services for individual consumers in targeted geographic markets. Non-standard personal automobile insurance policies provide coverage to drivers who find it difficult to obtain insurance from standard automobile insurance companies due to their lack of prior insurance, age, driving record, limited financial resources or other factors. Non-standard personal automobile insurance policies generally require higher premiums than standard automobile insurance policies for comparable coverage. We are currently active in offering insurance directly to individual consumers through retail stores in 10 states (Louisiana, Texas, Illinois, Alabama, Florida, Missouri, Indiana, South Carolina, Kansas and Wisconsin) and distributing our own insurance policies through independent agents in 10 states (Louisiana, Texas, Illinois, California, Michigan, Florida, Missouri, Indiana, South Carolina and New Mexico).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K.

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP.

Net income during the first quarter of 2008 included adjustments increasing net income by $627,000, net of tax, which related to prior periods. These adjustments included a $981,000 pretax reduction of a liability that could not be supported, which was partially offset on a net basis by various adjustments to receivables and other liabilities. The after-tax effect of all of these adjustments was immaterial to the consolidated financial statements taken as a whole for the nine months ended September 30, 2008.

Certain prior year amounts have been reclassified to conform to the current presentation.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions are particularly important in determining revenue recognition, reserves for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance receivables and impairment of assets.

Adoption of New Accounting Standards

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the Financial Accounting Standards Board (FASB) issued

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

FASB Staff Position No. FAS 157-1 Applications of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13 (FSP 157-1) which removes leasing transactions from the scope of SFAS No. 157. FSP 157-1 is effective upon adoption of SFAS No. 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement No. 157 (FSP 157-2) which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect will be recorded to the opening balance of retained earnings in the year of adoption. The adoption of SFAS No. 157, FSP 157-1 and FSP 157-2 did not have a material impact on our results of operations or financial condition. In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 is effective upon issuance and any revisions resulting from a change in valuation technique or its application will be accounted for as a change in accounting estimate. We do not expect FSP 157-3 to have a material impact on our results of operations or financial condition.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at full fair value. SFAS No. 141R also requires, among other things, the acquisition costs to be expensed in the periods they are incurred, the contingent considerations resulting from events after the acquisition date to be measured and recognized at the acquisition date fair value with subsequent changes recognized in earnings, and the change in deferred tax benefit that are recognizable because of a business combination to be recognized either in income or directly in contributed capital in the period of business combination. SFAS No. 141R is effective for business combinations occurring after December 15, 2008. If we have business combinations after that date, SFAS No. 141R could have a material impact in the future on our results of operations or financial condition.

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

3.	Goodwill and Other Intangible Assets

As of September 30, 2008, the Company completed its annual goodwill and other intangible asset impairment analysis. Consistent with prior assessments, the fair value of the Company’s reporting units was determined using an internally developed discounted cash flow methodology and other relevant indicators of value available in the market place such as market transactions and trading values of similar companies. Based upon the results of the assessment, the Company concluded that the carrying value of other intangible assets related to the Company’s Florida operations exceeded their fair value, resulting in an impairment loss of $4.4 million for non-amortizable other intangible assets and $0.2 million for amortizable other intangible assets.

4.	Reinsurance

In the normal course of business, our insurance companies cede a portion of our premiums to other insurance companies. Although ceding for reinsurance purposes does not discharge the primary insurer from liability to its policyholder, our insurance companies participate in these agreements in order to provide a greater diversification of our business and to limit the potential for losses arising from large risks. In addition, we also assume reinsurance from other insurance companies.

The following tables present the effect of reinsurance on our premiums and loss and loss adjustment expense (in thousands):

	Three Months Ended September 30,
	2008			2007
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$75,581	$84,185	$64,171	$93,136	$120,884	$70,106
Reinsurance assumed	13,834	14,335	11,230	15,673	16,712	38,618
Reinsurance ceded	(10,689)	(11,009)	(4,825)	(11,570)	(33,746)	(33,391)

Total	$78,726	$87,511	$70,576	$97,239	$103,850	$75,333

	Nine Months Ended September 30,
	2008			2007
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$254,380	$265,677	$201,547	$303,179	$293,681	$212,932
Reinsurance assumed	45,424	44,391	34,844	50,936	53,076	121,522
Reinsurance ceded	(34,604)	(34,166)	(24,237)	(25,047)	(46,880)	(115,090)

Total	$265,200	$275,902	$212,154	$329,068	$299,877	$219,364

Under certain of our reinsurance transactions, we receive ceding commissions. The ceding commission rate structure varies based on loss experience. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations. The ceding commissions recognized as a reduction of selling, general and administrative expense were $2.7 million and $2.9 million for the three months ended September 30, 2008 and 2007, and $10.8 million and $12.9 million for the nine months ended September 30, 2008 and 2007, respectively.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

The amount of loss reserves and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations is as follows (in thousands):

	September 30, 2008	December 31, 2007
Losses and loss adjustment expense reserves	$42,368	$46,854
Unearned premium reserve	11,809	11,371

Total	$54,177	$58,225

The table below presents the total amount of receivables due from reinsurance as of September 30, 2008 and December 31, 2007, respectively (in thousands):

	September 30, 2008	December 31, 2007
Quota share reinsurer for Louisiana and Alabama business	$30,003	$36,221
Vesta Insurance Group	13,824	13,519
Michigan Catastrophic Claims Association	15,299	12,384
Other	4,306	4,715

Total reinsurance recoverable	$63,432	$66,839

Significant reinsurance agreements

Our quota share reinsurer for business reinsured in Louisiana and Alabama is rated as A- by A.M. Best. On April 1, 2007, we exercised our option to terminate certain quota share contracts on a “cut-off” basis. On April 30, 2007, we received $31.0 million to settle the unearned premiums less return ceding commissions. Our net exposure for reinsurance provided by the quota share reinsurer at September 30, 2008 was $26.9 million. Excluding the termination, our ceded premiums written to the quota share reinsurer were $10.2 million and $10.5 million for the three months ended September 30, 2008 and 2007, and $32.4 million and $60.0 million for the nine months ended September 30, 2008 and 2007, respectively.

Under the reinsurance agreement with Vesta Insurance group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiary, Affirmative Insurance Company (AIC), had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura Property and Casualty Insurance Company, (a wholly-owned subsidiary) from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 1, 2004. On August 30, 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide securities sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At September 30, 2008, the VFIC Trust held $17.2 million (after cumulative withdrawals of $7.3 million through September 30, 2008) to collateralize the $16.9 million gross recoverable from VFIC.

At September 30, 2008, $16.5 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG-affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $22.9 million (including accrued interest) in securities (the AFIC Trust). The AFIC Trust has not been drawn upon by the Special Deputy Receiver (SDR) in Texas or the SDR in Hawaii. We expect that the terms for withdrawal of funds from the AFIC Trust will be similar to those we expect to be agreed to with regard to the VFIC Trust.

The Michigan Catastrophic Claims Association (MCCA) is a reinsurance facility that covers no-fault medical losses above a specific retention amount. For policies effective July 1, 2008 to September 30, 2008, the required retention is $440,000. As a writer of personal automobile policies in the State of Michigan, we cede premiums and claims to the MCCA. Funding for the MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders. Our written premiums ceded to the MCCA were $0.4 million and $0.7 million for the three months ended September 30, 2008 and 2007, and $1.5 million and $3.0 million for the nine months ended September 30, 2008 and 2007, respectively.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Reinsurance assumed

We have an assumed reinsurance agreement with a Texas county mutual insurance company (the county mutual) whereby we assume 100 percent of the policies issued by the county mutual for business produced by us. The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. The county mutual reinsurance agreement may be terminated by either party upon prior written notice of not less than 90 days. The county mutual reinsurance agreement terminates on January 1, 2014. Assumed written premiums from the county mutual were $13.8 million and $15.7 million for the three months ended September 30, 2008 and 2007, and $45.4 million and $50.9 million for the nine months ended September 30, 2008 and 2007, respectively.

5.	Premium Finance Receivables

Finance receivables, which are secured by unearned premiums from the underlying insurance policies, consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Premium finance contracts	$45,040	$37,353
Unearned finance charges	(3,115)	(2,595)
Allowance for credit losses	(550)	(550)

Total	$41,375	$34,208

6.	Policy Acquisition Expenses

Policy acquisition costs, consisting of primarily commission, advertising, premium taxes, underwriting and agency expenses, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related policy acquisition expenses amortized to expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Beginning balance	$24,691	$30,558	$24,536	$23,865
Additions	18,153	14,506	54,595	66,928
Amortization	(20,104)	(16,347)	(56,391)	(62,076)

Ending balance	$22,740	$28,717	$22,740	$28,717

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

7.	Net Income (Loss) Per Share

Net income (loss) per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and restricted stock. Stock options outstanding of 1,727,531 for the three and nine months ended September 30, 2008 and 1,916,923 and 1,899,972 for the three and nine months ended September 30, 2007, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options were greater than the average market price of our common stock and thus the inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computations for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss) available to common stockholders	$(6,617)	$4,842	$352	$8,206

Denominator:
Weighted average basic shares
Weighted average common stock outstanding	15,415	15,375	15,415	15,367

Weighted average diluted shares
Weighted average common stock outstanding	15,415	15,375	15,415	15,367
Effect of dilutive stock options	-	17	-	34

Total weighted average diluted shares	15,415	15,392	15,415	15,401

Basic net income (loss) per share	$(0.43)	$0.31	$0.02	$0.53

Diluted net income (loss) per share	$(0.43)	$0.31	$0.02	$0.53

8.	Legal and Regulatory Proceedings

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

Affirmative Insurance Holdings, Inc. and Affirmative Insurance Company (referred to herein collectively as Affirmative) brought action against Hopson B. Nance, E. Murray Meadows, Fred H. Wright, and Does 1-10 in the United States District Court of the Northern District of Alabama, Southern Division, in December 2006 for negligent misrepresentation, fraud, tortious interference with contractual relations, breach of fiduciary duty, negligence and conversion. The case involves an action by Affirmative to recover $7.2 million of Affirmative’s funds used improperly by Defendants to satisfy a debt of one of VIG’s subsidiaries. In February 2007, by consent of the parties, the Court referred the action to the United States Bankruptcy Court for the Northern District of Alabama, where bankruptcy proceedings are pending with respect to VIG. On July 28, 2008, the court entered a consent order continuing the stay of Affirmative’s action but permitting the parties to proceed on the merits of the VIG Bankruptcy Trustee’s separate action to enjoin Affirmative from prosecuting its lawsuit. On October 31, 2008, we reached a settlement in principle with the VIG Trustee which, subject to final documentation and court approval, will resolve all of these proceedings.

In December 2003, InsureOne Independent Agency, LLC (InsureOne), American Agencies General Agency, Inc. and Affirmative Insurance Holdings, Inc. brought action in the Circuit Court of Cook County, Illinois to enforce non-compete and non-solicitation agreements entered into with James Hallberg, the former president of InsureOne, a wholly-owned subsidiary, and eight former employees of InsureOne and two of Hallberg’s family trusts. The court entered interim orders prohibiting all defendants, including Hallberg, from hiring any employees of InsureOne or of plaintiffs’ other underwriting agencies. We are seeking between $15 and $23 million in damages for lost profits and diminution in value. James Hallberg and the Hallberg family gift trust have asserted counterclaims seeking combined damages of approximately $4.5 million. The bench trial of this matter has concluded and the parties are currently waiting for the court to render judgment.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

In October 2002, the named plaintiff Nickey Marsh filed suit in the Fourth Judicial District Court of Louisiana against USAgencies alleging that certain adjustments to the actual cash value of his total loss automobile claim were improper. An amending petition, filed in October 2003, made class action allegations and sought class-wide compensatory damages, attorneys’ fees and punitive damages of $5,000 per claimant. After class certification discovery and a hearing in February 2006, an order was rendered in August 2006 certifying the class. That order was subsequently affirmed on appeal. In April 2008, the trial court issued an order that appropriate notice of the existence and certification of the class action be provided as soon as practicable to the class members. On September 3, 2008, we filed a motion for summary judgment on the merits of the class action.

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

From time to time, we and our subsidiaries are subject to random compliance audits from federal and state authorities regarding various operations within our business that involve collecting and remitting taxes in one form or another. In 2006, two of our owned underwriting agencies were subject to a sales and use tax audit conducted by the State of Texas. The examiner for the State of Texas completed his audit report and delivered an audit assessment asserting that, for the period from January 2002 to December 2005, we should have collected and remitted approximately $2.9 million in sales tax derived from claims services performed by our underwriting agencies for policies sold by these underwriting agencies and issued by an affiliated county mutual insurance company through a fronting arrangement. Our insurance companies reinsured 100% of these policies. The assessment included an additional $0.4 million for accrued interest and penalty for a total assessment of $3.3 million. We believe that these services are not subject to sales tax and are vigorously contesting the assertions made by the state, and are exercising all available rights and remedies available to us. In October 2006, we responded to the assessment by filing petitions with the Comptroller of Public Accounts for the State of Texas requesting a re-determination of the tax due and a hearing to present written and oral evidence and legal arguments to contest the imposition of the asserted taxes. As a result of the timely filing of these petitions, an administrative appeal process has commenced and the date for payment is delayed until the completion of the appeal process. Such appeals routinely take up to three years and much longer for complex cases. As such, the outcome of this tax assessment will not be known for a commensurate amount of time. At this time, we are uncertain of the probability of the outcome of our appeal and therefore cannot reasonably estimate the ultimate liability and, as such, the Company had not established an accrual for this potential liability as of September 30, 2008.

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

9.	Fair Value of Assets and Liabilities

Effective January 1, 2008, the Company adopted SFAS No. 157 which defines fair value, expands disclosure requirements, and specifies a hierarchy of valuation techniques. The disclosure of fair value estimates in the FAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The Company measures certain assets and liabilities at fair value on a recurring basis, including securities available for sale, cash equivalents, and interest rate swaps. Following is a brief description of the type of valuation information (“inputs”) that qualifies a financial asset for each level:

Level 1 — Unadjusted quoted market prices for identical assets or liabilities in active markets which are accessible by the Company.

Level 2 — Observable prices in active markets for similar assets or liabilities. Prices for identical or similar assets or liabilities in markets that are not active. Directly observable market inputs for substantially the full term of the asset or liability, e.g., interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, default rates, and credit spreads. Market inputs that are not directly observable but are derived from or corroborated by observable market data.

Level 3 — Unobservable inputs based on the Company’s own judgment as to assumptions a market participant would use, including inputs derived from extrapolation and interpolation that are not corroborated by observable market data.

The Company evaluates the various types of financial assets and liabilities to determine the appropriate fair value hierarchy based upon trading activity and the observability of market inputs. The Company employs control processes to validate the reasonableness of the fair value estimates of its assets and liabilities, including those estimates based on prices and quotes obtained from independent third-party sources. The Company’s procedures generally include, but are not limited to, initial and on going evaluation of methodologies used by independent third- parties and monthly analytical reviews of the prices against current pricing trends and statistics.

Where possible, the Company utilizes quoted market prices to measure fair value. For assets and liabilities that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices in active markets are unavailable, the Company determines fair values based on independent external valuation information, which utilizes various models and valuation techniques based on a range of inputs including pricing models, quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, prepayment speeds, default rates and discounted cash flow. In most cases, these estimates are determined based on independent third-party valuation information, and the amounts are disclosed as Level 2 or Level 3 of the fair value hierarchy depending on the level of observable market inputs.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Financial assets and financial liabilities measured at fair value on a recurring basis

The following table provides information as of September 30, 2008 about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government and agencies securities	$21,603	$21,603	$—	$—
Mortgage-backed securities	6,258	—	6,258	—
Tax-exempt securities	212,417	—	212,417	—
Corporate and other securities	980	980	—	—
Auction-rate tax-exempt securities	45,595	—	6,100	39,495

Total available-for-sale securities	286,853	22,583	224,775	39,495
Cash and cash equivalents	46,103	46,103	—	—
Fiduciary and restricted cash	19,514	19,514	—	—

Total assets	$352,470	$88,200	$224,775	$39,495

Liabilities:
Interest rate swaps	$1,551	$—	$—	$1,551

Total liabilities	$1,551	$—	$—	$1,551

Level 1 Financial assets

Financial assets classified as Level 1 in the fair value hierarchy include U.S. Government bonds and certain government agencies securities, corporate bonds, and cash or cash equivalents. U.S. Government bonds and corporate bonds are traded on a daily basis and the Company estimates the fair value of these securities using unadjusted quoted market prices. Cash and cash equivalents primarily consist of highly liquid money market funds, which are reflected within Level 1 of the fair value hierarchy.

Level 2 Financial assets

Financial assets classified as Level 2 in the fair value hierarchy include mortgage-backed securities, tax-exempt securities, and certain auction rate securities that have auctions on a regular basis that do not fail. The fair value of these securities is determined based on observable market inputs provided by independent third-party pricing services and the Company discloses the fair values of these investments in Level 2 of the fair value hierarchy. To date, the Company has not experienced a circumstance where it has determined that an adjustment is required to a quote or price received from independent third-party pricing sources. To the extent the Company determines that a price or quote is inconsistent with actual trading activity observed in that investment or similar investments, the Company would determine a fair value using this observable market information and disclose the occurrence of this circumstance. All of the fair values of securities disclosed in Level 2 are estimated based on independent third-party pricing services.

Level 3 Financial assets and liabilities

The Company’s Level 3 financial assets include certain illiquid auction-rate-securities. As a result of failed auctions and the unavailability of observable market inputs for certain auction-rate-securities as a result of liquidity issues in the global credit and capital market, the fair value of these securities is estimated using third-party valuation sources. For these securities, we obtained prices from our broker and an independent third-party pricing service. We used the prices received from the third-party service to value these securities. These prices were more conservative (i.e. lower) than the prices we received from our broker.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

The Company’s Level 3 financial liabilities are interest rate swaps. The fair value of these swaps are determined by quotes from brokers that are not considered binding.

Fair value measurements for assets in category Level 3 as September 30, 2008 were as follows (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Auction-Rate Tax- Exempt Securities
Balance at January 1, 2008	$—
Transfers into Level 3	89,548
Total gains or (losses) (realized/unrealized):
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	(12,048)
Purchases, issuances, and settlements	(38,005)

Balance at September 30, 2008	$39,495

Fair value measurements for liabilities in category Level 3 as September 30, 2008 were as follows (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at January 1, 2008	$1,745
Transfers into Level 3
Total (gains) or losses (realized/unrealized):
Included in earnings (or changes in net liabilities)	—
Included in other comprehensive income	(194)
Purchases, issuances, and settlements	—

Balance at September 30, 2008	$1,551

Gains and losses (realized and unrealized) for Level 3 assets and liabilities included in earnings for the nine-month period ended September 30, 2008, are reported in net investment income and other comprehensive income as follows:

	Net Investment Income	Other Comprehensive Income
Assets
Total gains (losses) realized in earnings	$—	$—
Change in unrealized gains (losses)		(12,048)
Liabilities
Total gains (losses) realized in	—	—
Change in unrealized gains (losses)	—	194

Total for the nine months ended September 30, 2008	—	(11,854)

Fair values represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all non-financial instruments are not required to be disclosed. Therefore, the aggregate fair value amounts presented do not purport to represent our underlying value.

10. Income Taxes

The effective tax rate on income differs from the federal statutory tax rate of 35% for the following reasons (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income (loss) before income taxes	$(11,905)	$5,790	$(2,601)	$10,593
Tax provision computed at the federal statutory income tax rate	(4,166)	2,027	(910)	3,708
Increases (reductions) in tax resulting from:
Tax-exempt interest	(597)	(800)	(2,138)	(2,233)
State income taxes	(733)	240	(69)	490
Other	208	(519)	164	422

Income tax expense (benefit)	$(5,288)	$948	$(2,953)	$2,387

Effective tax rate	44.4%	16.4%	113.5%	22.5%

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

As of September 30, 2008, our subsidiaries included insurance companies licensed to write insurance policies in 40 states, underwriting agencies, and retail agencies with 222 owned stores and 32 operating franchise retail store locations and relationships with two unaffiliated underwriting agencies. We are currently active in offering insurance directly to individual consumers through retail stores in 10 states (Louisiana, Texas, Illinois, Alabama, Florida, Missouri, Indiana, South Carolina, Kansas and Wisconsin), including our franchised stores in Florida, and distributing our own insurance policies through 7,900 independent agents in 10 states (Louisiana, Texas, Illinois, California, Michigan, Florida, Missouri, Indiana, South Carolina and New Mexico). The 13 states in which we operate collectively represent approximately 58% of the non-standard personal automobile insurance market. We believe the states in which we operate are among the most attractive non-standard personal automobile insurance markets due to a number of factors, including size of market and existing regulatory and competitive environments.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at full fair value. SFAS No. 141R also requires, among other things, the acquisition costs to be expensed in the periods they are incurred, the contingent considerations resulting from events after the acquisition date to be measured and recognized at the acquisition date fair value with subsequent changes recognized in earnings, and the change in deferred tax benefit that are recognizable because of a business combination to be recognized either in income or directly in contributed capital in the period of business combination. SFAS No. 141R is effective for business combinations occurring after December 15, 2008. SFAS No. 141R could have a material impact on our results of operations or financial condition for any business combinations in the future.

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

MEASUREMENT OF PERFORMANCE

We are an insurance holding company engaged in the underwriting, servicing and distributing of non-standard personal automobile insurance policies and related products and services. We distribute our products through three distinct distribution channels: our owned retail stores, independent agents and unaffiliated managing general agencies. We generate earned premiums and fees from policyholders through the sale of our insurance products. In addition, through our owned retail stores, we sell insurance policies of third-party insurers and other products or services of unaffiliated third-party providers and thereby earn commission income from those third-party providers and insurers and fees from customers.

As part of our corporate strategy, we treat our owned retail stores as independent agents, encouraging them to sell to their individual customers those products that are appropriate for and affordable to those customers. We believe that this offers our retail customers the best combination of service and value, developing stronger customer loyalty and improving customer retention. In practice, this means that in our owned retail stores, the relative proportion of the sales of our own insurance products as compared to the sales of the third-party policies will vary depending upon the competitiveness of our insurance products in the marketplace during the period. This reflects our intention of maintaining the margins in our insurance company subsidiaries, even at the cost of business lost to third-party carriers.

The market conditions for the past several years have put downward pressure on industry rate levels. Our insurance company subsidiaries have continued developing and introducing new and better segmented products to serve our target markets.

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

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written and assumed by distribution channel for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Our underwriting agencies:
Retail agencies	$54,082	$61,771	$180,787	$199,308
Independent agencies	28,905	37,883	95,713	124,937

Subtotal	82,987	99,654	276,500	324,245

Unaffiliated underwriting agencies	6,428	9,155	23,304	29,870

Total	$89,415	$108,809	$299,804	$354,115

Total gross premiums written for the three months and nine months ended September 30, 2008 decreased $19.4 million and $54.3 million, respectively or 17.8% and 15.3%, respectively compared with the same periods of the prior year primarily due to macroeconomic effects including higher fuel and food prices, the deterioration of the labor market and the ongoing competitive impact that has created a “soft” market. In October 2008, our gross premiums written production was $33.1 million, which was the highest for any month since the first quarter. This increase could have been attributable to the significant decline in fuel prices in October. In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance carriers’ products only and do not include premiums written for third-party insurance carriers in our retail and franchised stores. We earn commission income and fees in our retail distribution channel for sales of third-party insurance policies. Gross premiums written in our retail distribution channel for the three and nine month ended September 30, 2008 decreased $7.7 million and $18.5 million, respectively, or 12.4% and 9.3%, respectively when compared with the prior year.

In our independent agency distribution channel, gross premiums written for the three and nine months ended September 30, 2008 decreased $9.0 million and $29.2 million, respectively, or 23.7% and 23.4%, compared with the prior year. The decrease is due to the overall decline in premium volumes.

Gross premiums written by our unaffiliated agencies for the three months and nine months ended September 30, 2008 decreased $2.7 million and $6.6 million, respectively or 29.8% and 22.0%, compared with the prior year. For strategic reasons, we have chosen to reduce our emphasis on growth in the unaffiliated underwriting agencies distribution channel.

The following table displays our gross premiums written and assumed, by state, for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30
	2008	2007	Change	2008	2007	Change
Louisiana	$33,774	$35,211	$(1,437)	$107,583	$112,661	$(5,078)
Texas	15,003	17,062	(2,059)	50,212	55,806	(5,594)
Illinois	11,903	15,806	(3,903)	41,434	53,652	(12,218)
California	6,308	8,910	(2,602)	22,905	28,731	(5,826)
Alabama	6,945	6,137	808	21,932	17,707	4,225
Florida	4,813	9,222	(4,409)	16,287	25,953	(9,666)
Michigan	3,850	5,608	(1,758)	13,175	19,202	(6,027)
Missouri	1,750	3,561	(1,811)	7,884	13,109	(5,225)
Indiana	2,255	2,755	(500)	7,814	10,934	(3,120)
South Carolina	1,825	3,204	(1,379)	7,322	11,274	(3,952)
New Mexico	869	1,089	(220)	2,856	3,947	(1,091)
Arizona	60	156	(96)	218	708	(490)
Georgia	58	85	(27)	181	298	(117)
Utah	-	(2)	2	-	128	(128)
Other	2	5	(3)	1	5	(4)

Total	$89,415	$108,809	$(19,394)	$299,804	$354,115	$(54,311)

The following table displays our net premiums written by distribution channel for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Our underwriting agencies:
Retail agencies – gross premiums written	$54,082	$61,771	$180,787	$199,308
Ceded reinsurance	(10,179)	(9,870)	(32,354)	(20,683)

Subtotal retail agencies net premiums written	43,903	51,901	148,433	178,625

Independent agencies – gross premiums written	28,905	37,883	95,713	124,937
Ceded reinsurance	(402)	(660)	(1,541)	(3,111)

Subtotal independent agencies net premiums written	28,503	37,223	94,172	121,826

Unaffiliated underwriting agencies – gross premiums written	6,428	9,155	23,304	29,870
Ceded reinsurance	(58)	(85)	(181)	(298)

Subtotal unaffiliated underwriting agencies net premiums written	6,370	9,070	23,123	29,572

Catastrophe and contingent coverage with various reinsurers	(109)	-	(528)	-
Other, net	59	(955)	-	(955)

Total net premiums written	$78,726	$97,239	$265,200	$329,068

Total net premiums written for the three months ended September 30, 2008 decreased $18.5 million, or 19.0%, compared with the prior year quarter. Total net premiums written for the nine months ended September 30, 2008 decreased $63.9 million, or 19.4%, compared with the prior year period. For the three months ended September 30, 2008, net premiums written in our retail distribution channel decreased $8.0 million, or 15.4%, compared with the same period in the prior year. For the nine months ended September 30, 2008, net premiums written in our retail distribution channel decreased $30.2 million, or 16.9%, compared with the same period in the prior year. The decrease in the nine-month period was partially due to our exercise of an option to terminate certain reinsurance contracts on a “cut-off” basis on April 1, 2007. As a result, we received $31.0 million to settle the unearned premiums less ceding commissions. In addition on April 1, 2007, our retention increased from 30% to 75% in Louisiana and from 25% to 75% in Alabama on policies issued in those two states.

RESULTS OF OPERATIONS

The following table sets forth the components of consolidated statements of income as a percentage of total revenues and certain operational information for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues
Net premiums earned	79.9%	80.1%	79.4%	79.1%
Commission income and fees	17.4	16.7	17.4	17.8
Net investment income	2.7	3.2	3.2	3.2
Net realized gains (losses)	0.0	0.0	0.0	(0.1)

Total revenues	100.0	100.0	100.0	100.0

Expenses
Losses and loss adjustment expenses	64.5	58.1	61.0	57.9
Selling, general and administrative expenses	35.6	30.6	32.1	32.0
Depreciation and amortization	2.6	2.0	2.2	2.3
Other intangible assets impairment	4.2	-	1.3	-
Interest expense	3.9	4.8	4.1	5.0

Total expenses	110.8	95.5	100.7	97.2

Income (loss) before income tax expense (benefit)	(10.8)	4.5	(0.7)	2.8
Income tax expense (benefit)	(4.8)	0.7	(0.8)	0.6

Net income (loss)	(6.0)%	3.8%	0.1%	2.2%

Operational Information
Gross premiums written	$89,415	$108,809	$299,804	$354,115
Net premiums written	78,726	97,239	265,200	329,068
Percentage retained	88.0%	89.4%	88.5%	92.9%

Loss ratio	80.6%	72.5%	76.9%	73.2%
Expense ratio	26.1	19.8	21.2	20.8

Combined ratio	106.7%	92.3%	98.1%	93.9%

Effective tax rate	44.4%	16.4%	113.5%	22.5%

We had a net loss for the three months ended September 30, 2008 of $6.6 million, compared with net income of $4.8 million for the three months ended September 30, 2007. For the first nine months of 2008, the Company reported net income of $0.3 million, compared with net income of $8.2 million for the same period in 2007.

Significant items impacting the three months ended September 30, 2008 results were as follows:

•	A pretax impairment loss for other intangible assets of $4.6 million related to the Company’s Florida operations.
•	Pretax catastrophe losses from Hurricanes Gustav and Ike totaling $2.5 million, which was comprised of $1.9 million of loss expense and $0.6 million of additional ceding commission expense.
•	Adverse loss reserve development from prior years, net of contingent commissions, totaling $2.0 million, related to our Florida operations.
•	Current accident year loss expense increase of $1.7 million related to our Florida operations.

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

Total revenues for the three months ended September 30, 2008 decreased $20.1 million, or 15.5%, compared with the three months ended September 30, 2007. The decrease was due to decreases in net earned premium, commission income and fees and investment income.

The largest component of revenue is net premiums earned on insurance policies issued by our insurance carriers. Net premiums earned for the current quarter decreased $16.3 million, or 15.7%, compared with the prior year quarter. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our distribution channels in both current and previous periods. Net premiums earned during the current quarter on policies sold through our affiliated underwriting agencies (including retail and independent agencies) decreased by $13.8 million, or 14.7%. This decrease was primarily due to lower revenue related to sales of our insurance products due to the decline in production and the macroeconomic effects including higher fuel and food prices and the deterioration of the labor market and the ongoing competitive impact that has created a “soft” market. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $2.5 million, or 25.3%, compared with the prior year quarter. For strategic reasons, we have chosen to reduce our emphasis on the unaffiliated underwriting agencies distribution channel.

The following table sets forth net premiums earned by distribution channel for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2008	2007	$ Change	% Change
Our underwriting agencies	$80,039	$93,841	$(13,802)	(14.7)%
Unaffiliated underwriting agencies	7,472	10,009	(2,537)	(25.3)

Total net premiums earned	$87,511	$103,850	$(16,339)	(15.7)%

Commission Income and Fees. Another measurement of our performance is the relative level of production of commission income and fees. Commission income and fees consists of (a) policy, installment, premium finance, franchise, royalty and agency fees earned for business written or assumed by our insurance companies both through independent agents and our retail agencies and (b) the commission income earned on sales of unaffiliated, third-party companies’ insurance polices or other products sold by our retail agencies. These various types of commission income and fees are impacted in different ways by the decisions we make in pursuing our corporate strategy.

Policy, installment, premium finance, franchise, royalty and agency fees are earned for business written or assumed by our insurance companies both through independent agents and our retail agencies. Policy, installment and agency fees are fees charged to the customers in connection with their purchase of coverage from our insurance carriers. Subject to statutory and regulatory limits in certain states, we can increase or decrease agency and installment fees at will. However, policy fees and interest rates must be approved by the applicable state’s department of insurance. Premium finance fees are financing fees earned by our premium finance subsidiaries, and consist of interest and origination fees on policies that customers choose to finance. Franchise and royalty fees are earned from our franchised stores in Florida, but are not significant to our financial results.

Commissions are earned on sales of unaffiliated, third-party companies’ products sold by our retail agencies. As described above, in our owned retail stores there can be a shift in the relative proportion of the sales of third-party insurance products as compared to sales of our own carriers’ products due to the relative competitiveness of our insurance products that could result in an increase in our commission income and fees from non-affiliated third-party insurers. We negotiate commission rates with the various third-party carriers whose products we agree to sell in our retail stores. As a result, the level of third-party commission income will also vary depending upon the mix by carrier of third-party products that are sold. In addition, we earn fees from the sales of other products and services such as tax preparation services, auto club memberships and bond cards offered by unaffiliated companies.

The following sets forth the components of consolidated commission income and fees earned for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2008	2007	$ Change	% Change
Income related to sales of our insurance products:
Policyholder fee income	$10,941	$12,891	$(1,950)	(15.1)%
Premium finance revenue	4,594	4,539	55	1.2
Agency fees	643	668	(25)	(3.7)

Subtotal	16,178	18,098	(1,920)	(10.6)

Income related to sales of third-party products:
Commissions and fees	2,605	2,734	(129)	(4.7)
Agency fees	398	430	(32)	(7.4)

Subtotal	3,003	3,164	(161)	(5.1)

Other, net	(85)	398	(483)	(121.4)

Total commission income and fees	$19,096	$21,660	$(2,564)	(11.8)%

Commission income and fees related to sales of our insurance products decreased $1.9 million, or 10.6%, compared with the prior-year quarter. The decrease was primarily due to a decline in policyholder fees due to the decline in premium production.

Commission income and fees related to sales of third-party products decreased $0.2 million, or 5.1%, compared with the prior-year quarter. This decrease was primarily due to the macroeconomic and soft market condition that affected the Company’s own premium production.

Other commission income and fees decreased $0.5 million, or 121.4% with the prior-year quarter. The decrease was primarily due to commission income and fees earned by our underwriting agencies on business that is not written or retained by us. We have substantially eliminated reinsurance contracts with our underwriting agencies and, as a result, this income source has almost been eliminated

Net Investment Income. Net investment income for the current quarter decreased $1.2 million, or 29.0%, compared with the prior year quarter. The decrease was primarily due to a lower invested balance and decreases in yield. Our available-for-sale investment securities totaled $286.8 million at September 30, 2008, a decrease of $103.3 million, or 26.5% from year-end.

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

Losses and loss adjustment expenses for the current quarter decreased $4.8 million, or 6.3%, compared with the prior year quarter. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 80.6% in the current quarter compared with 72.5% in the prior year quarter.

The following table displays the impact of hurricane losses and loss development related to prior periods’ business on our loss ratio for the current quarter and the prior year quarter:

	Three Months Ended September 30,
	2008	2007
Loss ratio – current accident year, excluding hurricane losses	75.5%	73.2%
Hurricane losses	2.2	-
Adverse (favorable) loss ratio development – prior accident year	2.9	(0.7)

Reported loss ratio	80.6%	72.5%

The increases in the current accident year loss ratio excluding hurricane losses and the adverse loss development in 2008 were primarily due to increased losses from Florida policies. The Florida losses were the result of our decision to push the full coverage product in Florida in 2007 in response to the Personal Injury Protection (PIP) sunset in that state on October 1, 2007. We sold the product to customers that had never purchased it before and, as a result, the historical loss ratio used to rate the product was insufficient. In addition, poor selection of agents led to underwriting problems. We have drastically reduced the production of this product by restricting writings by agent, territory and coverage based on where significant loss ratio swings occurred.

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and the retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs, including payroll, benefits and accrued bonus expenses. Selling, general and administrative expenses decreased $0.5 million, or 1.3%, compared with the prior year quarter.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended September 30,
	2008	2007
Amortization of deferred acquisition costs	$20,104	$16,347
Other selling, general and administrative expenses	18,950	23,233

Total selling, general and administrative expenses	$39,054	$39,580

Total as a percentage of net premiums earned	44.6%	38.1%

Beginning deferred acquisition costs	$24,691	$30,558
Additions	18,153	14,506
Amortization	(20,104)	(16,347)

Ending deferred acquisition costs	$22,740	$28,717

Amortization of deferred acquisition costs as a percentage of net premiums earned	23.0%	15.7%

During 2006, we developed a comprehensive implementation plan and supporting business case to consolidate and transform our primary business applications onto a new strategic platform. This plan encompasses consolidating and migrating our multiple claims, point-of-sale and policy administration systems onto single strategic platforms, as well as deploying new premium finance, reporting and business analytics capabilities. For all components of this systems transformation plan, we have selected a software package that we will configure and integrate to meet our unique needs. We believe this systems transformation will position us to realize significant strategic benefits including: systemic pricing advantage in our marketplace via consolidated and streamlined systems and operations; faster product time to market; additional retail revenue via premium financing; improved claims and underwriting performance via increased automated application of best practice processing rules; a platform to simplify and hasten post-merger and acquisition integration-reducing integration costs and accelerating synergies realization; and improved customer focus and retention. Through September 30, 2008, we have capitalized $32.6 million of costs related to the transformation. The agency management and premium finance systems were initially implemented in the fourth quarter of 2007 and full implementation was completed in the first quarter of 2008. The insurance systems began to be implemented in June 2008 and the claims system was implemented to support all of our operations except for our Louisiana and Alabama operations. We are in the process of converting all remaining open claims from the legacy system to the new system. For the new policy administration system, we plan to operate the legacy systems through the policies’ renewal dates when they will be converted to the new system. This will result in additional operating expense until the legacy systems can be retired.

Depreciation and Amortization Expense. Depreciation and amortization expenses for the current quarter increased $0.2 million, or 8.6%, compared with the prior year quarter. Depreciation expense increased by $0.8 million or 62.7%. The increase was primarily due to the implementation of the agency management, premium finance and insurance systems. Amortization expense decreased $0.6 million or 44.2% for current quarter. The decrease is primarily a result of agreements that were fully amortized in 2007.

Other Intangible Asset Impairment Charges. The Company incurred an impairment charge of $4.6 million in the current quarter resulting from its annual review of goodwill and other intangible assets. Based on its assessment, the Company concluded that the carrying value of other intangible assets exceeded its fair value for the Florida operations.

Interest Expense. Interest expense for the current quarter decreased $1.9 million, or 31.0%, compared with the prior year quarter. The decrease in interest expense was due to the lower level of average debt outstanding for the current quarter and the interest rate swap that we entered into in January 2008. The average balance of our senior secured credit facility was $139.5 million during the third quarter of 2008, a decrease of $59.9 million, or 30.1%, from the third quarter of 2007. In January 2008, we entered into an interest rate swap with a notional amount of $95.0 million that was designated as a hedge of variable cash flows associated with our senior secured credit facility. The notional amount of the swap gradually declines to $45.0 million prior to its expiration. Under this swap, we pay a fixed rate of 3.031% and receive a three-month LIBOR rate. As of September 30, 2008, the notional amount of this swap was $85.0 million.

Income Taxes. Income tax benefit for the current quarter was $5.3 million, or an effective rate of 44.4%, as compared with income tax expense of $0.9 million, or an effective rate of 16.4%, for the prior year quarter. The increase in the effective tax rate in the current quarter was do to a benefit in 2008, compared with expense in 2007 that was significantly reduced by tax-exempt investment income.

Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

Total revenues for the nine months ended September 30, 2008 decreased $31.6 million, or 8.3%, compared with the nine months ended September 30, 2007, which was primarily due to decreases in premium production.

The largest component of revenue is net premiums earned on insurance policies issued by our insurance carriers. Net premiums earned for the current period decreased $24.0 million, or 8.0%, compared with the prior year period. Since insurance premiums are earned over the term of the policies, the revenue in the current period includes premiums earned on insurance products written through our distribution channels in both the current and previous periods. Net premiums earned during the current period on policies sold through our affiliated underwriting agencies (including retail and independent agencies) decreased by $18.6 million, or 6.9%. This decrease was primarily due to lower revenue related to sales of our insurance products due to the macroeconomic effects of higher fuel and food prices, the deterioration of the labor market and the ongoing competitive impact that has created a “soft” market. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $5.4 million, or 17.7%, compared with the prior year period. For strategic reasons we have chosen to reduce our emphasis on the unaffiliated underwriting agencies distribution channel.

The following table sets forth net premiums earned by distribution channel for the current period and the prior year period (in thousands):

	Nine Months Ended September 30,
	2008	2007	$ Change	% Change
Our underwriting agencies	$250,990	$269,597	$(18,607)	(6.9)%
Unaffiliated underwriting agencies	24,912	30,280	(5,368)	(17.7)

Total net premiums earned	$275,902	$299,877	$(23,975)	(8.0)%

Commission Income and Fees. Another measurement of our performance is the relative level of production of commission income and fees. Commission income and fees consists of (a) policy, installment, premium finance, franchise, royalty and agency fees earned for business written or assumed by our insurance companies both through independent agents and our retail agencies and (b) the commission income earned on sales of unaffiliated third-party companies’ insurance polices or other products sold by our retail agencies. These various types of commission income and fees are impacted in different ways by the decisions we make in pursuing our corporate strategy.

The following sets forth the components of consolidated commission income and fees earned for the current period and the prior year period (in thousands):

	Nine Months Ended September 30,
	2008	2007	$ Change	% Change
Income related to sales of our insurance products:
Policyholder fee income	$34,466	$39,370	$(4,904)	(12.5)
Premium finance revenue	14,350	15,250	(900)	(5.9)
Agency fees	2,130	1,811	319	17.6

Subtotal	50,946	56,431	(5,485)	(9.7)

Income related to sales of third-party products:
Commissions and fees	8,020	8,214	(194)	(2.4)
Agency fees	1,353	1,136	217	19.1

Subtotal	9,373	9,350	23	0.2

Other, net	286	1,868	(1,582)	(84.7)

Total commission income and fees	$60,605	$67,649	$(7,044)	(10.4)%

Commission income and fees related to sales of our insurance products decreased $5.5 million, or 9.7%, when compared to the prior year. The decrease was primarily due to a decrease in policyholder fees and a decrease in premium finance revenue related to a decline in premium production.

Commission income from other sources decreased $1.6 million, or 84.7%, when compared to the prior year, this decrease was primarily due to commission income and fees earned by our underwriting agencies on business that is not written or retained by us. We have substantially eliminated reinsurance contracts with our underwriting agencies and, as a result, this income source has almost been eliminated

Net Investment Income. Net investment income for the current period decreased $1.2 million, or 9.7%, compared with the prior year period. The decrease was due to both lower levels of invested assets and declines in yield.

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

Losses and loss adjustment expenses for the current period decreased $7.2 million, or 3.3%, compared with the prior year period. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 76.9% in the current period compared with 73.2% in the prior year period. The increase in the net loss ratio for the year was primarily due to 1.5 points of unfavorable development in 2008 on prior accident years from primarily our Florida operations as compared to 1.3 points of favorable development on prior accident years reported in 2007. Additionally, net losses resulting from Hurricanes Gustav and Ike were $1.9 million, contributing 0.7 points to the loss ratio for the year. Excluding the effects of hurricane losses, the current accident year loss ratio of 74.7 is comparable to prior years, despite the increase in current accident year loss expense from our Florida operations. The Florida losses were the result of our decision to push the full coverage product in Florida in 2007 in response to the Personal Injury Protection (PIP) sunset in that state on October 1, 2007. We sold the product to customers that had never purchased it before and, as a result, the historical loss ratio used to rate the product was insufficient. In addition, poor selection of agents led to underwriting problems. We have drastically reduced the production of this product by restricting writings by agent, territory and coverage based on where significant loss ratio swings occurred.

The following table displays the impact of loss development related to prior periods’ business on our loss ratio for the current period and the prior year period:

	Nine Months Ended September 30,
	2008	2007
Loss ratio – current accident year excluding hurricane losses	74.7%	74.5%
Hurricane losses	0.7	-
Adverse (favorable) loss ratio development – prior accident year	1.5	(1.3)

Reported loss ratio	76.9%	73.2%

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

Selling, general and administrative expenses decreased $9.8 million, or 8.0%, compared with the prior year period. The overall decrease in selling, general and administrative expenses was primarily due to expenses associated with our termination of certain quota share reinsurance agreements on a “cut-off” basis in the second quarter of 2007, and a reduction in operating expenses.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Nine Months Ended September 30,
	2008	2007
Amortization of deferred acquisition costs	$56,391	$62,076
Other selling, general and administrative expenses	55,203	59,285

Total selling, general and administrative expenses	$111,594	$121,361

Total as a percentage of net premiums earned	40.4%	40.5%

Beginning deferred acquisition costs	$24,536	$23,865
Additions	54,595	66,928
Amortization	(56,391)	(62,076)

Ending deferred acquisition costs	$22,740	$28,717

Amortization of deferred acquisition costs as a percentage of net premiums earned	20.4%	20.7%

Depreciation and Amortization Expense. Depreciation and amortization expenses for the current period decreased $1.1 million, or 12.4%, compared with the prior year period. Depreciation expense increased by $1.3 million or 34.0%. The increase was primarily due to the implementation of the agency management, premium finance and insurance systems. Amortization expense decreased $2.4 million or 50.4% for the current period. The decrease is primarily a result of agreements that were fully amortized in 2007.

Other Intangible Asset Impairment Charges. The Company incurred an impairment charge of $4.6 million in the current year resulting from its annual review of goodwill and other intangible assets. Based on its assessment, the Company concluded that the carrying value of other intangible assets exceeded its fair value for the Florida operations.

Interest Expense. Interest expense for the current period decreased $4.9 million, or 25.8%, compared with the prior year period. The decrease in interest expense was due to the lower level of average debt outstanding for the current period and the interest rate swap that we entered into in January 2008. The average balance of our senior secured credit facility was $159.4 million during the first nine months of 2008, a decrease of $40.1 million, or 20.1%, from the third quarter of 2007. In the nine months ended September 30, 2008 we repaid $59.9 million of the senior secured facility including required quarterly payments totaling $1.6 million and additional payments totaling $58.3 million. In January 2008, we entered into an interest rate swap with a notional amount of $95.0 million that was designated as a hedge of variable cash flows associated with our senior secured credit facility. Under this swap, we pay a fixed rate of 3.031% and receive a three-month LIBOR rate. The notional amount of the swap gradually declines to $45.0 million prior to its expiration. In the second quarter of 2008, the notional amount of the swap was reduced by $5.0 million for a $60,000 gain.

Income Taxes. Income tax benefit for the current period was $3.0 million, or an effective rate of 113.5%, as compared with income tax expense of $2.4 million, or an effective rate of 22.5%, for the prior year period. The increase in the effective rate in the current period was due to a benefit in 2008, compared with expense in 2007 that was significantly reduced by tax-exempt investment income.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries, including our insurance company subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, and we expect to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of September 30, 2008, we had $4.4 million of cash and cash equivalents in our non-insurance company entities.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. Under the state laws, no dividends may be declared or paid at any time except out of earned, as distinguished from contributed, surplus. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding December 31 or the insurance company’s net income for the preceding calendar year, in each case determined in accordance with statutory accounting practices. In addition, an insurance company’s remaining surplus after payment of a dividend or other distribution to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At September 30, 2008, no dividends are immediately available without regulatory approval.

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At September 30, 2008, the capital ratios of our insurance entities substantially exceeded all risk-based capital requirements.

As part of our investment holdings as of September 30, 2008, we held $57.6 million par value and $45.6 million fair value of auction-rate tax-exempt securities. The interest rates for these securities are determined by bidding every 7, 28 or 35 days. When there are more sellers than buyers, an auction fails and bondholders that want to sell are left holding the securities. Issuers remain obligated to pay interest and principal when due when an auction fails. Rates at failed auctions are set at a level established in the terms of the debt. Auctions for these securities began to fail in late January 2008. In mid-February 2008, investment banks stopped committing capital to the auctions and there have been widespread auctions failures since that time.

Historically, all auction-rate tax-exempt securities were priced at par. Due to the failed auctions and resulting liquidity constraints, we do not believe that the fair values of these securities are still at par unless evidenced by a successful auction. Since we have the intent and ability to hold these securities until maturity and our expectation is that these securities will be repaid in full upon maturity, we believe that the impairment is temporary. As a result, we have recorded these securities at their fair value based on pricing methodologies, and a temporary impairment of $12.0 million was recorded in other comprehensive income as of September 30, 2008. There is no assurance that the foregoing impairment will be temporary, or that these securities will be paid in full upon maturity.

In August 2008, our broker announced settlements in principle with each of the Division Enforcement of the U.S. Securities and Exchange Commission (SEC), the New York Attorney General and other state agencies to purchase all of its clients’ auction-rate securities at par and several other items including fines. In October 2008, our broker filed a prospectus with the SEC, which published a legally-binding offer to all authorized holders of auction-rate securities in our broker’s accounts. The majority, if not all, of our auction-rate securities qualify under the terms of our broker’s prospectus. The time frames that our broker has set for buybacks have different start dates based upon the individual client’s size, which is determined by each client’s balance of investments held at our broker. For the majority of our auction-rate holdings, the buybacks are expected to occur between July 2010 and two years thereafter.

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

Senior secured credit facility. In 2007, we entered into a $220.0 million senior secured credit facility (the Facility) provided by a syndicate of lenders, that provide for a $200.0 million senior term loan facility and a revolving facility of up to $20.0 million, depending on our borrowing capacity. As of September 30, 2008, we have no borrowings under the revolving portion of the Facility. Our obligations under the Facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of AIC. The facility contains certain financial covenants, which include capital expenditure limitations, minimum interest coverage requirements, maximum leverage ratio requirements, minimum risk-based capital requirements, maximum combined ratio limitations, minimum fixed charge coverage ratios and a minimum consolidated net worth requirement, as well as other restrictive covenants. As time passes, certain of the financial covenants become increasingly more restrictive. At September 30, 2008, we were in compliance with all of our financial and other covenants.

The principal amount of the term loan is payable in quarterly installments of $0.3 million, with the remaining balance due January 31, 2014. Beginning in 2008, we were also required to make additional annual principal payments that are calculated based upon our financial performance during the preceding fiscal year. In addition, certain events, such as the sale of material assets or the issuance of significant new equity, necessitate additional required principal repayments. During the nine months ended September 30, 2008, we made $59.9 million in principal payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest rate risk. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available-for-sale investment securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio (excluding our auction-rate tax-exempt securities) to a defined range of less than three years. The fair value of our fixed-income securities as of September 30, 2008 was $241.3 million. The effective average duration of the portfolio as of September 30, 2008 was 1.31 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 1.3%, or $3.2 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 1.3%, or $3.2 million, increase in the market value of our fixed-income investment portfolio.

Our senior term loan is also subject to interest rate risk. The interest rate is determined at the beginning of each interest period based on the alternative base rate (ABR) or the adjusted LIBOR rate as defined in the credit agreement. The ABR is the greater of (a) the prime rate plus 2.50% or (b) the federal funds rate plus 3.00%. The adjusted LIBOR rate is the one, two, three or six month LIBOR rate plus a margin of 3.50%. In April 2007, we entered into an interest rate swap with a notional amount of $50.0 million that was designated as a hedge of variable cash flows associated with that portion of the senior term loan. For this swap, we pay a fixed rate of 4.993% and receive a three-month LIBOR rate. This swap expires in April 2011. In January 2008, we entered into an additional interest rate swap with a notional amount of $95.0 million that was also designated a hedge of variable cash flows associated with the senior term loan. The notional amount of the swap gradually declines to $45.0 million prior to its expiration and was $85.0 million as of September 30, 2008. For this swap, we pay a fixed rate of 3.031% and receive a three-month LIBOR rate.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At September 30, 2008, our fixed-income investments were invested in the following: U.S. Treasury and agencies securities 7.3%, corporate securities 0.3%, mortgage-backed securities 2.2%, tax-exempt securities 74.3% and auction-rate tax-exempt securities 15.9%. At September 30, 2008, all of our fixed-income securities were rated “A” or better by nationally recognized statistical rating organizations. The average quality of our portfolio was “AA” at September 30, 2008.

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	September 30, 2008	December 31, 2007
Total invested assets	$286,853	$ 390,109
Tax equivalent book yield	4.98%	5.33%
Effective average duration in years	3.21	1.06
Average S&P rating	AA	AA+

We are subject to credit risks with respect to our reinsurers. Although a reinsurer is liable for losses to the extent of the coverage which it assumes, our reinsurance contracts do not discharge our insurance companies from primary liability to each policyholder for the full amount of the applicable policy, and consequently our insurance companies remain obligated to pay claims in accordance with the terms of the policies regardless of whether a reinsurer fulfills or defaults on its obligations under the related reinsurance agreement. In order to mitigate credit risk to reinsurance companies, we attempt to select financially strong reinsurers with an A.M. Best rating of “A-” or better and continue to evaluate their financial condition. Our only significant external quota share reinsurance agreement is with a reinsurer currently rated A- by A.M. Best.

The table below presents the total amount of receivables due from reinsurance as of September 30, 2008 and December 31, 2007, respectively (in thousands):

	September 30, 2008	December 31, 2007
Quota share reinsurer for Louisiana and Alabama business	$30,003	$36,221
Vesta Insurance Group	13,824	13,519
Michigan Catastrophic Claims Association	15,299	12,384
Other	4,306	4,715

Total reinsurance recoverable	$63,432	$66,839

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), Affirmative Insurance Company (AIC) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura Property and Casualty Insurance Company from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 1, 2004. On August 30, 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At September 30, 2008, the VFIC Trust held $17.2 million (after cumulative withdrawals of $7.3 million through September 30, 2008) to collateralize the $16.9 million gross recoverable from VFIC.

At September 30, 2008, $16.5 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $22.9 million (including accrued interest), in securities (the AFIC Trust). The AFIC Trust has not been drawn upon by the Special Deputy Receiver (SDR) in Texas or the SDR in Hawaii. We expect that the terms for withdrawal of funds from the AFIC Trust will be similar to those we expect to be agreed to with regard to the VFIC Trust.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of September 30, 2008, all such unaffiliated reinsurers had A.M. Best ratings of “A-” with a reinsurance recoverable of $3.5 million.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 of Notes to Consolidated Financial Statements, “Legal and Regulatory Proceedings.”

Item 1A. Risk Factors

The information in this Item 1A should be considered in conjunction with the other risk factors identified in our 2007 Annual Report on Form 10-K filed on March 17, 2008 and the statements under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 of Part I of this Report. The following amendments and additions to the risk factors included under this Item 1A reflect the current conditions of the capital markets, which present uncertainties to all companies that rely on capital markets for liquidity, financing or investment value appreciation:

We may be affected by general economic conditions.

Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets, including the availability of short and long-term debt financing, may affect the consumers of the products and services we sell and may have a material adverse effect on our results of operations, financial condition, and liquidity.

The recent disruptions in the overall economy and the financial markets may adversely impact our business and results of operations.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. The insurance industry can be affected by many macroeconomic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent disruptions in the overall economy and financial markets could reduce consumer confidence in the economy and adversely affect consumers’ ability to purchase automobile insurance policies or ancillary products from us, which could be harmful to our financial position and results of operations, adversely affect our ability to comply with our covenants under our credit facility and may result in a deceleration of the number and timing of insurance agency openings. Such declines may also, in addition to negatively impacting our operating results, adversely impact our overall financial condition, liquidity, credit rating, ability to access capital markets, and ability to retain and attract key employees. There can be no assurances that government responses to the recent disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

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
Date: November 10, 2008
/s/ Michael J. McClure

By: Michael J. McClure
Executive Vice President and Chief Financial Officer
(and in his capacity as Principal Financial Officer)