Form 10-Q
period 2009-03-31
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2009-05-11
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock,

$.01 par value, as of May 6, 2009: 15,415,358

AFFIRMATIVE INSURANCE HOLDINGS, INC.

THREE MONTHS ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Investment securities, at fair value
Trading securities	$37,435	$40,155
Available-for-sale securities	229,760	218,988
Cash and cash equivalents	62,767	66,513
Fiduciary and restricted cash	20,753	20,109
Accrued investment income	3,381	3,106
Premiums and fees receivable	68,143	57,805
Premium finance receivable, net	50,689	40,987
Commissions receivable	2,053	1,840
Receivable from reinsurers, net	48,359	63,331
Deferred acquisition costs	25,807	21,993
Deferred tax assets	9,337	16,459
Federal income taxes receivable	1,987	1,316
Investment in real property, net	5,819	5,848
Property and equipment, net	42,640	42,143
Goodwill	163,650	163,650
Other intangible assets, net	17,087	17,255
Prepaid expenses	7,055	8,967
Other assets, net of allowance for doubtful accounts of $7,213 for 2009 and 2008	14,390	11,586

Total assets	$811,112	$802,051

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses, loss adjustment expenses and deposits	$199,289	$204,637
Unearned premium	128,406	109,097
Amounts due reinsurers	4,585	5,146
Deferred revenue	8,324	5,943
Senior secured credit facility	112,199	136,677
Notes payable	76,905	76,909
Other liabilities	49,460	47,159

Total liabilities	579,168	585,568

Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized, 17,768,721 shares issued and 15,415,358 shares outstanding at March 31, 2009 and December 31, 2008	178	178
Additional paid-in capital	163,963	163,707
Treasury stock, at cost (2,353,363 shares at March 31, 2009 and December 31, 2008)	(32,880)	(32,880)
Accumulated other comprehensive income (loss)	2,532	(1,849)
Retained earnings	98,151	87,327

Total stockholders’ equity	231,944	216,483

Total liabilities and stockholders’ equity	$811,112	$802,051

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Revenues
Net premiums earned	$93,225	$94,868
Commission income and fees	21,620	21,485
Net investment income	2,469	4,559
Net realized gains (losses)	(2,004)	22
Other income	2,598	—

Total revenues	117,908	120,934

Expenses
Losses and loss adjustment expenses	69,676	71,361
Selling, general and administrative expenses	41,616	35,368
Depreciation and amortization	2,413	2,352

Total expenses	113,705	109,081

Operating income	4,203	11,853
Gain on extinguishment of debt	19,434	—
Loss on interest rate swaps	4,430	—
Interest expense	4,142	5,513

Income before income tax expense	15,065	6,340
Income tax expense	4,241	1,712

Net income	$10,824	$4,628

Net income per common share:
Basic	$0.70	$0.30

Diluted	$0.70	$0.30

Weighted average common shares outstanding:
Basic	15,415	15,415

Diluted	15,415	15,415

Dividends declared per common share	$—	$0.02

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Three Months Ended March 31,
	2009		2008
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Common stock
Balance at beginning of year	17,768,721	$178	17,768,721	$178
Issuance of restricted stock awards	—	—	—	—

Balance at end of period	17,768,721	178	17,768,721	178

Additional paid-in capital
Balance at beginning of year		163,707		162,603
Stock-based compensation expense		256		276

Balance at end of period		163,963		162,879

Retained earnings
Balance at beginning of year		87,327		87,122
Net income		10,824		4,628
Dividends declared		—		(308)

Balance at end of period		98,151		91,442

Treasury stock
Balance at beginning of year and end of period	2,353,363	(32,880)	2,353,363	(32,880)

Accumulated other comprehensive income (loss)
Balance at beginning of year, net of tax		(1,849)		22
Unrealized gain (loss) on available-for-sale investment securities, net of tax		523		(466)
Unrealized gain (loss) on cash flow hedges, net of tax		3,858		(1,308)

Balance at end of period, net of tax		2,532		(1,752)

Total stockholders’ equity		$231,944		$219,867

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Net income	$10,824	$4,628
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities, net of tax	523	(466)
Unrealized gain (loss) on cash flow hedges, net of tax	3,858	(1,308)

Other comprehensive income (loss), net	4,381	(1,774)

Total comprehensive income	$15,205	$2,854

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities
Net income	$10,824	$4,628
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,413	2,352
Stock-based compensation expense	281	276
Amortization of debt issuance costs	379	259
Realized gains from sales of available-for-sale securities	(191)	(22)
Realized losses on trading securities	2,195	—
Other income	(2,598)	—
Amortization of premiums and discounts on investments	819	640
Gain on extinguishment of debt	(19,434)	—
Loss on interest rate swaps	4,430	—
Change in operating assets and liabilities:
Fiduciary and restricted cash	(644)	(5,266)
Premiums, fees and commissions receivable	(10,551)	(5,215)
Reserves for losses and loss adjustment expenses	(5,348)	(9,527)
Amounts due from reinsurers, net	14,411	10,559
Premium finance receivable, net (related to our insurance premiums)	(6,714)	(7,556)
Deferred revenue	2,381	1,973
Unearned premium	19,309	13,180
Deferred acquisition costs	(3,814)	(1,446)
Deferred tax assets	4,763	1,209
Federal income taxes receivable	(671)	502
Other	2,613	(5,463)

Net cash provided by operating activities	14,853	1,083

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	6,609	49,897
Proceeds from maturities of available-for-sale securities	23,829	21,646
Cost of investments acquired	(40,509)	(11,099)
Premium finance receivable, net (related to third-party insurance premiums)	(2,988)	(2,042)
Purchases of property and equipment	(2,742)	(5,172)
Net cash paid for acquisitions	—	(188)

Net cash provided by (used in) investing activities	(15,801)	53,042

Cash flows from financing activities
Principal payments on senior secured credit facility	(400)	(25,435)
Debt issuance costs paid	(2,398)	—
Dividends paid	—	(308)

Net cash used in financing activities	(2,798)	(25,743)

Net increase (decrease) in cash and cash equivalents	(3,746)	28,382
Cash and cash equivalents at beginning of year	66,513	44,048

Cash and cash equivalents at end of period	$62,767	$72,430

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,659	$5,752
Cash paid for income taxes	159	2

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General

Affirmative Insurance Holdings, Inc., formerly known as Instant Insurance Holdings, Inc., was incorporated in Delaware in June 1998 and completed an initial public offering of its common stock in July 2004. In this report, the terms “Affirmative,” “the Company,” “we,” “us,” “management” or “our” mean Affirmative Insurance Holdings, Inc. and all entities included in our consolidated financial statements. We are a distributor and producer of non-standard personal automobile insurance policies and related products and services for individual consumers in targeted geographic markets. Non-standard personal automobile insurance policies provide coverage to drivers who find it difficult to obtain insurance from standard automobile insurance companies due to their lack of prior insurance, age, driving record, limited financial resources or other factors. Non-standard personal automobile insurance policies generally require higher premiums than standard automobile insurance policies for comparable coverage. We are currently active in offering insurance directly to individual consumers through retail stores in 10 states (Louisiana, Texas, Illinois, Alabama, Florida, Missouri, Indiana, South Carolina, Kansas, and Wisconsin) and distributing our own insurance policies through independent agents or brokers in 11 states (Louisiana, Texas, Illinois, Alabama, California, Michigan, Florida, Missouri, Indiana, South Carolina, and New Mexico).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K.

The consolidated balance sheet at December 31, 2008 was derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. Generally Accepted Accounting Principles.

Certain prior year amounts have been reclassified to conform to the current presentation.

Use of Estimates

Our preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions are particularly important in determining revenue recognition, reserves for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance receivables, valuation of assets, and deferred income taxes.

Recently Issued Accounting Standards

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157-1 Applications of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13 (FSP 157-1) which removes leasing transactions from the scope of SFAS No. 157. FSP 157-1 is effective upon adoption of SFAS

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

No. 157. In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 is effective upon issuance and any revisions resulting from a change in valuation technique or its application will be accounted for as a change in accounting estimate. The adoption of SFAS No. 157, FSP 157-1 and FSP 157-3 did not have a material impact on the Company’s consolidated results of operations or financial condition.

We adopted the provisions of FASB Staff Position (FSP) No. 157-2, which deferred until January 1, 2009 the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

On January 1, 2008, we also adopted the provisions of SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities and most of the provisions apply only to entities that elect the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The initial adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated results of operations or financial condition.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133, became effective at the beginning of 2009. SFAS No. 161 amends and expands the disclosure requirements of Statement 133 in order to provide users of financial statements with enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. To meet these objectives, SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at full fair value. SFAS No. 141R also requires, among other things, the acquisition costs to be expensed in the periods they are incurred, the contingent considerations resulting from events after the acquisition date to be measured and recognized at the acquisition date fair value with subsequent changes recognized in earnings, and the change in deferred tax benefit that are recognizable because of a business combination to be recognized either in income or directly in contributed capital in the period of business combination. SFAS No. 141R is effective for business combinations occurring after December 15, 2008. If we have business combinations after that date, SFAS No. 141R could have a material impact in the future on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP will not impact the Company’s consolidated results of operations or financial condition as the requirements are disclosure-only in nature and is effective for interim periods ending after June 15, 2009.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for interim periods ending after June 15, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s consolidated results of operations or financial condition.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that may indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company believes that the adoption of FSP 157-4 will not have a material impact on its consolidated results of operations or financial condition.

3.	Trading Investment Securities

The amortized cost, realized losses and estimated fair value of our trading securities were as follows (in thousands):

	Amortized Cost	Total Realized Losses	Fair Value
March 31, 2009	$50,768	$(13,333)	$37,435

December 31, 2008	51,295	(11,140)	40,155

Our trading investment securities consist solely of auction-rate tax-exempt investment securities. Generally, the interest rates for these securities are determined by bidding every 7, 28 or 35 days. When there are more sellers than buyers, an auction fails and bondholders that want to sell are left holding the securities. Auctions for these securities began to fail in late January 2008. Issuers remain obligated to pay interest and principal when due when an auction fails. Rates at failed auctions are set at a level established in the terms of the debt. In February 2008, investment banks stopped committing capital to the auctions and there have been widespread auction failures since that time.

In August 2008, our broker announced settlements in principle with each of the Division of Enforcement of the U.S. Securities and Exchange Commission (SEC), the New York Attorney General and other state agencies to purchase all of its clients’ auction-rate securities at par and several other items, including fines. In October 2008, our broker filed a prospectus with the SEC, which published a legally-binding offer to all authorized holders of auction-rate securities in our broker’s accounts (“the settlement”). The time frames that our broker has set for buybacks have different start dates based upon the individual client’s size, which is determined by each client’s balance of investments held at our broker. For the majority of our auction-rate holdings, the buybacks are expected to occur between July 2010 and two years thereafter. In November 2008, the Company elected to participate in our broker’s offer to purchase our auction-rate securities at par. In November 2008, we classified our portfolio of auction-rate securities as trading. At March 31, 2009 and December 31, 2008, the fair value of the settlement was $12.2 million and $9.6 million, respectively, which we elected to report in other assets with changes in fair value reported in other income.

4.	Reinsurance

In the ordinary course of business, we place reinsurance with other insurance companies in order to provide greater diversification of our business and limit the potential for losses arising from large risks. In addition, we assume reinsurance from other insurance companies.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Three Months Ended March 31,
	2009			2008
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$89,420	$77,831	$58,404	$101,912	$91,339	$65,039
Reinsurance assumed	22,741	16,081	12,053	17,249	15,047	13,680
Reinsurance ceded	9,707	(687)	(781)	(13,765)	(11,518)	(7,358)

Total	$121,868	$93,225	$69,676	$105,396	$94,868	$71,361

Under certain of our reinsurance transactions, we receive ceding commissions. The ceding commission rate structure varies based on loss experience. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations. There were no ceding commissions recognized as a reduction of selling, general and administrative expense for the three months ended March 31, 2009. The ceding commissions recognized as a reduction of selling, general and administrative expense were $4.7 million for the three months ended March 31, 2008.

The amount of loss reserves and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations is as follows (in thousands):

	March 31, 2009	December 31, 2008
Losses and loss adjustment expense reserves	$35,996	$40,667
Unearned premium reserve	643	11,037

Total	$36,639	$51,704

Effective January 1, 2009, we terminated our quota-share reinsurance contract on a cut-off basis. In January 2009, we received $7.8 million of returned unearned premiums, net of returned ceding commissions.

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiary, Affirmative Insurance Company (AIC), had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura Property and Casualty Insurance Company, (a wholly-owned subsidiary) from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At March 31, 2009, the VFIC Trust held $17.3 million consisting of $12.8 million of a Treasury money market account and $4.5 million of corporate bonds rated BBB or higher (after cumulative withdrawals of $7.4 million through March 31, 2009), to collateralize the $17.2 million gross recoverable from VFIC.

At March 31, 2009, $13.0 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG-affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $22.4 million (including accrued interest) in securities (the AIC Trust). The Special Deputy Receiver (SDR) in Texas or the SDR in Hawaii drew down the AIC Trust $0.5 million in March 2009. We expect that the terms for withdrawal of funds from the AIC Trust will be similar to those we expect to be agreed to with regard to the VFIC Trust.

The Michigan Catastrophic Claims Association (MCCA) is a reinsurance facility that covers no-fault medical losses above a specific retention amount. For policies effective July 1, 2008 to June 30, 2009, the required retention is $0.4 million. As a writer of

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

personal automobile policies in the state of Michigan, we cede premiums and claims to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders. Our ceded premiums written to the MCCA were $0.5 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively.

Our other significant assumed reinsurance agreement is with a Texas county mutual insurance company (the county mutual), whereby we have assumed 100% of the policies issued by the county mutual for business produced by our owned MGAs. The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. The county mutual reinsurance agreement may be terminated by either party upon prior written notice of not less than 90 days. In the event of such termination, the MGA agrees that for ten years the MGA shall produce automobile insurance business in the State of Texas solely for the benefit of the county mutual. The county mutual reinsurance agreement automatically terminates on January 1, 2014. Assumed written premiums from the county mutual were $22.7 million and $17.2 million for the three months ended March 31, 2009 and 2008, respectively.

5.	Premium Finance Receivables, Net

Finance receivables (issued both by the Company and third-party insurance carriers) are secured by unearned premiums from the underlying insurance policies and consisted of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Premium finance contracts	$54,302	$43,657
Unearned finance charges	(3,133)	(2,265)
Allowance for credit losses	(480)	(405)

Total	$50,689	$40,987

6.	Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commission, advertising, premium taxes, underwriting and agency expenses, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related policy acquisition expenses amortized to expense were as follows (in thousands):

	March 31, 2009	March 31, 2008
Beginning balance	$21,993	$24,536
Additions	21,925	18,840
Amortization	(18,111)	(17,394)

Ending balance	$25,807	$25,982

7.	Senior Secured Credit Facility

On March 27, 2009, we entered into an amendment to the senior secured credit facility. The amendment included the following changes:

•	The leverage ratio covenant calculation was changed to include only amounts borrowed under the facility. In addition, the quarterly requirements were changed for the remaining term of the facility.

•	The interest coverage ratio covenant calculation was changed to include only interest expense paid in cash. In addition, the quarterly requirements were changed for the remaining term of the facility.

•	The combined ratio covenant was replaced with a loss ratio covenant.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

•	The fixed charge coverage ratio was changed to include only interest expense paid in cash. In addition, the annual requirements were changed for the remaining term of the facility.

•	The consolidated net worth covenant calculation was changed to a covenant that excludes goodwill and includes subordinated debt.

•	Asset sales are now allowed for transactions with less than 80% of cash proceeds. Financing is limited to $5.0 million per transaction and $10.0 million in the aggregate.

•	A sale and leaseback transaction of capitalized technology assets is allowed for up to $30 million.

•	The pricing under the agreement was changed as follows:

•	A LIBOR floor of 3.0% was established.

•

Pricing depends on the amount of the leverage ratio. If the leverage ratio is greater than 2.0, the pricing is LIBOR plus 6.25%. If the leverage ratio is greater than 1.5 and less than or equal to 2.0, the pricing is LIBOR plus 6.00%. If the leverage ratio is less than or equal to 1.5, the pricing is LIBOR plus 5.75%.

•	Common stock dividends are permitted only if the leverage ratio is less than or equal to 1.5.

•	The annual excess cash flow payment was changed to 50 percent of non-regulated cash flow and 75 percent of dividends paid from regulated insurance companies.

•	The revolving facility was reduced from $20.0 million to $10.0 million.

In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company evaluated the present value of the cash flows under the terms of the amended credit agreement to determine if they were at least 10 percent different from the present value of the remaining cash flows under the terms of the original credit agreement. It was determined that the terms were substantially different and therefore should be accounted for as a debt extinguishment. The amended debt agreement was recorded at fair value, which was determined to be $112.5 million, with the discount to be amortized as interest expense over the remaining life of the note using the effective interest method. In addition, $1.8 million of new debt issuance costs were incurred, which were capitalized and will be amortized to interest expense over the term of the amended credit agreement.

We recorded a $19.4 million pretax, non-cash gain on extinguishment of debt as a result of this transaction, which is included in a separate line item in the accompanying consolidated statement of income for the three months ended March 31, 2009. The $19.4 million debt extinguishment gain resulted from a $24.2 million discount representing the difference between the carrying value of the original credit agreement and the fair value of the new modified credit agreement, net of $0.7 million of term lender consent fees and the write-off of $4.1 million of deferred debt issuance costs relating to the original credit agreement.

8.	Income Taxes

The provision for income taxes for the three months ended March 31, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Current tax expense (benefit)	$(522)	$503
Deferred tax expense	4,763	1,209

Net income tax expense	$4,241	$1,712

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

The effective tax rate on income differs from the federal statutory tax rate of 35% for the following reasons (in thousands):

	Three Months Ended March 31,
	2009	2008
Income before income taxes	$15,065	$6,340
Tax provision computed at the federal statutory income tax rate	5,273	2,219
Increases (reductions) in tax resulting from:
Tax-exempt interest	(428)	(847)
State income taxes	88	483
Other	(692)	(143)

Income tax expense	$4,241	$1,712

Effective tax rate	28.2%	27.0%

9.	Legal and Regulatory Proceedings

We and our subsidiaries are named from time to time as parties in various legal actions arising in the ordinary course of our business and arising out of or related to claims made in connection with our insurance policies and claims handling. We believe that the resolution of these legal actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, the ultimate outcome of these matters is uncertain.

In December 2003, InsureOne Independent Agency, LLC (InsureOne), American Agencies General Agency, Inc. and Affirmative Insurance Holdings, Inc. brought action in the Circuit Court of Cook County, Illinois to enforce non-compete and non-solicitation agreements entered into with James Hallberg, the former president of InsureOne, a wholly-owned subsidiary, and eight former employees of InsureOne and two of Hallberg’s family trusts. On November 21, 2008, the Court entered a Memorandum Order and Judgment, which was amended on January 20, 2009, entering judgment in favor of InsureOne Independent Agency, LLC, American Agencies General Agency, Inc. and Affirmative Insurance Holdings, Inc., awarding us $7.7 million, plus reasonable attorneys’ fees and costs. The Court also entered judgment in favor of James Hallberg on a counterclaim, awarding him $130,168, plus attorneys’ fees and costs. The parties have each filed post-judgment motions and a hearing on those motions is scheduled for May 11, 2009.

10.	Net Income Per Share

Net income per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and restricted stock. Stock options outstanding of 1,724,531 and 1,736,531 for the three months ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and thus the inclusion would have been antidilutive.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three months ended March 31, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income available to common stockholders	$10,824	$4,628

Denominator:
Weighted average basic shares
Weighted average common stock outstanding	15,415	15,415

Weighted average diluted shares
Weighted average common stock outstanding	15,415	15,415
Effect of dilutive stock options	—	—

Total weighted average diluted shares	15,415	15,415

Basic net income per share	$0.70	$0.30

Diluted net income per share	$0.70	$0.30

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

11.	Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157 which defines fair value, expands disclosure requirements, and specifies a hierarchy of valuation techniques. The disclosure of fair value estimates in the SFAS No. 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The Company measures certain assets and liabilities at fair value on a recurring basis, including investment securities classified as available-for-sale or trading, cash equivalents, other receivables and interest rate swaps. Following is a brief description of the type of valuation information (“Inputs”) that qualifies a financial asset for each level:

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Financial assets and financial liabilities measured at fair value on a recurring basis

The following table provides information as of March 31, 2009 about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government and agencies securities	$18,593	$18,593	$—	$—
Mortgage-backed securities	2,189	—	2,189	—
Tax-exempt securities	174,931	—	174,931	—
Corporate and other securities	34,047	34,047	—	—
Auction-rate tax-exempt securities	37,435	—	525	36,910

Total investment securities	267,195	52,640	177,645	36,910
Cash and cash equivalents	62,767	62,767	—	—
Fiduciary and restricted cash	20,753	20,753	—	—
Other receivables	12,245	—	—	12,245

Total assets	$362,960	$136,160	$177,645	$49,155

Liabilities:
Interest rate swaps (other liabilities)	$4,430	$—	$—	$4,430

Total liabilities	$4,430	$—	$—	$4,430

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

Level 2 Financial assets

Financial assets classified as Level 2 in the fair value hierarchy include mortgage-backed securities, tax-exempt securities, and certain auction-rate tax-exempt securities that have auctions on a regular basis that do not fail. The fair value of these securities is determined based on observable market inputs provided by independent third-party pricing services and the Company discloses the fair values of these investments in Level 2 of the fair value hierarchy. To date, the Company has not experienced a circumstance where it has determined that an adjustment is required to a quote or price received from independent third-party pricing sources. To the extent the Company determines that a price or quote is inconsistent with actual trading activity observed in that investment or similar investments, the Company would determine a fair value using this observable market information and disclose the occurrence of this circumstance. All of the fair values of securities disclosed in Level 2 are estimated based on independent third-party pricing services.

Level 3 Financial assets and liabilities

The Company’s Level 3 financial assets include certain illiquid auction-rate tax-exempt securities. Observable market inputs for certain auction-rate tax-exempt securities that have experienced failed auctions as a result of liquidity issues in the global credit and capital market are not readily available. The fair value of these securities is estimated using third-party valuation sources.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

The Company’s Level 3 financial assets also include other receivables related to a settlement agreement entered into during November 2008 with our broker to liquidate certain of our auction-rate tax-exempt securities. Under the terms of the agreement, our broker will purchase our eligible auction-rate tax-exempt securities for full par value on or prior to June 30, 2012. As of March 31, 2009, we held $50.8 million, at amortized cost, of auction-rate tax-exempt securities that are eligible for such settlement. We have elected to record the settlement as a financial asset at fair value in accordance with SFAS No. 159. The fair value of this agreement was estimated by third-party valuation sources to be $12.2 million and is included in other receivables. Fair value for the settlement was determined using third-party valuation sources and is recorded as other receivables in Level 3 of the fair value hierarchy.

The Company’s Level 3 financial liabilities are interest rate swaps. The fair value of these swaps are determined by quotes from brokers that are not considered binding.

Fair value measurements for assets in category Level 3 as of March 31, 2009 were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction-Rate Tax- Exempt Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Receivable
Balance at January 1, 2009	$39,130	$9,647
Transfers in and/or out of Level 3	(25)	—
Total gains or (losses) (realized/unrealized):
Included in earnings	(2,195)	2,598
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	—	—

Balance at March 31, 2009	$36,910	$12,245

Fair value measurements for liabilities in category Level 3 as of March 31, 2009 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at January 1, 2009	$5,935
Transfers into Level 3	—
Total losses (realized/unrealized):
Included in earnings (or changes in net liabilities)	4,430
Included in other comprehensive income	(5,935)
Purchases, issuances, and settlements	—

Balance at March 31, 2009 (other liabilities)	$4,430

Derivative financial instruments are reported at fair value on the consolidated balance sheet. Our current derivative instruments consist of two interest rate swaps entered into in 2007 and 2008, with an aggregate notional amount of $115 million outstanding at March 31, 2009, previously designated as hedges against the variability of cash flows associated with that portion of the senior secured credit facility.

Historically, our interest rate swaps qualified as cash flow hedges for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Accordingly, we recorded changes in fair value of the interest rate swaps in accumulated other comprehensive income (loss), net of tax. The credit risk associated with these swap agreements is limited to the uncollected interest payments due from counterparties. As of March 31, 2009, counterparty credit risk was minimal.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

On March 27, 2009, we entered into an amendment to the senior secured credit facility, which was considered an extinguishment of debt under EITF 96-19. As a result, the previously hedged interest payments will not occur. Therefore, the amount recorded in accumulated other comprehensive loss through March 27, 2009 was reclassified to earnings as loss on interest rate swaps. Subsequent to March 27, 2009, we will record changes in the fair value of the derivative instruments in earnings, as gain or loss on interest rate swaps.

Gains and losses (realized and unrealized) for Level 3 assets and liabilities included in earnings for the period ended March 31, 2009, are reported in net investment income, other income and loss on interest rate swaps as follows:

	Net Investment Income	Other Income	Loss on Interest Rate Swaps
Assets
Total gains (losses) realized in earnings	$(2,195)	$2,598	$—
Change in unrealized gains (losses)	—	—	—
Liabilities
Total gains (losses) realized in earnings	—	—	(4,430)
Change in unrealized gains (losses)	—	—	—

Total for the period ended March 31, 2009	$(2,195)	$2,598	$(4,430)

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

As of March 31, 2009, our subsidiaries included insurance companies licensed to write policies in 40 states, underwriting agencies, and retail agencies with 218 owned stores and 33 operating franchise retail store locations and relationships with two unaffiliated underwriting agencies. We are currently active in offering insurance directly to individual consumers through retail stores in 10 states (Louisiana, Texas, Illinois, Alabama, Florida, Missouri, Indiana, South Carolina, Kansas, and Wisconsin) including our franchised stores in Florida and distributing our own insurance policies through 8,800 independent agents or brokers in 11 states (Louisiana, Texas, Illinois, Alabama, California, Michigan, Florida, Missouri, Indiana, South Carolina, and New Mexico).

We believe that the delivery of non-standard personal automobile insurance policies to individual consumers requires the interaction of four basic operations, each with a specialized function:

•	Insurance companies, which possess the regulatory authority and capital necessary to issue insurance policies;

•	Premium finance companies, which provide financial alternatives to individual customers of our retail agencies;

•	Underwriting agencies, which supply centralized infrastructure and personnel required to design and service insurance policies that are distributed through retail agencies; and

•	Retail agencies, which provide multiple points of sale under established local brands with personnel licensed and trained to sell insurance policies and ancillary products to individual consumers.

Our four operating components often function as a vertically integrated unit, capturing the premium and associated risk and commission income and fees generated from the sale of an insurance policy. There are other instances, however, when each of our operations functions with unaffiliated entities on an unbundled basis, either independently or with one or two of the other operations. For example, our retail stores earn commission income and fees from sales of non-standard automobile insurance policies issued by third-party insurance carriers.

We believe that our ability to enter into a variety of business relationships with third-parties allows us to maximize sales penetration and profitability through industry cycles better than if we employed a single, vertically integrated operating structure.

CRITICAL ACCOUNTING POLICIES

There have been no changes of critical accounting policies since December 31, 2008.

RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157-1 Applications of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13 (FSP 157-1) which removes leasing transactions from the scope of SFAS No. 157. FSP 157-1 is effective upon adoption of SFAS No. 157. In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the

Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 is effective upon issuance and any revisions resulting from a change in valuation technique or its application will be accounted for as a change in accounting estimate. The adoption of SFAS No. 157, FSP 157-1 and FSP 157-3 did not have a material impact on the Company’s consolidated results of operations or financial condition.

We adopted the provisions of FASB Staff Position (FSP) No. 157-2, which deferred until January 1, 2009 the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

On January 1, 2008, we also adopted the provisions of SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities and most of the provisions apply only to entities that elect the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The initial adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated results of operations or financial condition.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133, became effective at the beginning of 2009. SFAS No. 161 amends and expands the disclosure requirements of Statement 133 in order to provide users of financial statements with enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. To meet these objectives, SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at full fair value. SFAS No. 141R also requires, among other things, the acquisition costs to be expensed in the periods they are incurred, the contingent considerations resulting from events after the acquisition date to be measured and recognized at the acquisition date fair value with subsequent changes recognized in earnings, and the change in deferred tax benefit that are recognizable because of a business combination to be recognized either in income or directly in contributed capital in the period of business combination. SFAS No. 141R is effective for business combinations occurring after December 15, 2008. If we have business combinations after that date, SFAS No. 141R could have a material impact in the future on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP will not impact the Company’s consolidated results of operations or financial condition as the requirements are disclosure-only in nature and is effective for interim periods ending after June 15, 2009.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for interim periods ending after June 15, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that may indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company believes that the adoption of FSP 157-4 will not have a material impact on the consolidated results of operations or financial condition.

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

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written and assumed by distribution channel for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Our underwriting agencies:
Retail agencies	$66,383	$72,715
Independent agencies	38,295	36,754

Subtotal	104,678	109,469
Unaffiliated underwriting agencies	7,483	9,692

Total	$112,161	$119,161

Total gross premiums written for the three months ended March 31, 2009 decreased $7.0 million, or 5.9%, compared with the prior year quarter primarily due to macroeconomic factors and soft market conditions. In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance carriers’ products only and do not include premiums written for third-party insurance carriers in our retail and franchised stores. We earn only commission income and fees in our retail distribution channel for sales of third-party insurance policies. Gross premiums written in our retail distribution channel decreased $6.3 million, or 8.7%, compared with the prior year quarter.

In our independent agency distribution channel, gross premiums written for the three months ended March 31, 2009 increased $1.5 million, or 4.2%, compared with the prior year quarter.

Gross premiums written by our unaffiliated underwriting agencies for the three months ended March 31, 2009 decreased $2.2 million, or 22.8%, compared with the prior year quarter. For strategic reasons, we have chosen to reduce our emphasis on growth in unaffiliated underwriting agencies distribution channel.

The following table displays our gross premiums written and assumed by state for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Louisiana	$41,430	$41,739
Texas	24,064	19,129
Illinois	13,648	17,438
Alabama	9,416	8,988
California	7,394	9,531
Michigan	5,497	6,249
Indiana	3,461	3,315
Missouri	3,090	4,068
Florida	1,939	4,258
South Carolina	1,277	3,151
New Mexico	856	1,134
Georgia	49	64
Arizona	40	97

Total	$112,161	$119,161

The following table displays our net premiums written by distribution channel for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Our underwriting agencies:
Retail agencies – gross premiums written	$66,383	$72,715
Ceded reinsurance	10,285	(12,654)

Subtotal retail agencies net premiums written	76,668	60,061

Independent agencies – gross premiums written	38,295	36,754
Ceded reinsurance	(350)	(747)

Subtotal independent agencies net premiums written	37,945	36,007

Unaffiliated underwriting agencies – gross premiums written	7,483	9,692
Ceded reinsurance	(48)	(63)

Subtotal unaffiliated underwriting agencies net premium written	7,435	9,629

Catastrophe and contingent coverages with various reinsurers	(180)	(270)
Other, net	—	(31)

Total net premiums written	$121,868	$105,396

Total net premiums written for the three months ended March 31, 2009 increased $16.5 million, or 15.6%, compared with the prior year quarter due to lower ceded reinsurance for our Louisiana and Alabama business. Effective January 1, 2009, we terminated our quota share reinsurance contract on a cut-off basis and $10.5 million of ceded unearned premium was returned.

RESULTS OF OPERATIONS

The following table sets forth certain operational information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2009	2008
Gross premiums written	$112,161	$119,161
Net premiums written	121,868	105,396
Percentage retained	108.7%	88.4%

Loss ratio	74.7%	75.2%
Expense ratio	24.0	17.1

Combined ratio	98.7%	92.3%

Effective tax rate	28.2%	27.0%

We had net income of $10.8 million for the three months ended March 31, 2009, compared with $4.6 million for the comparable period in 2008. Significant items impacting the three months ended March 31, 2009 results were a net pretax gain on extinguishment of debt of $19.4 million, which was partially offset by loss on interest rate swaps of $4.4 million associated with the discontinuation of hedge accounting on interest rate swaps.

Comparison of the Quarter Ended March 31, 2009 to the Quarter Ended March 31, 2008

Total revenues for the three months ended March 31, 2009 decreased $3.0 million, or 2.5%, compared with the three months ended March 31, 2008. The decrease was primarily due to decreases in net investment income and net earned premium.

The largest component of revenue is net premiums earned on insurance policies issued by our five affiliated insurance carriers. Net premiums earned for the current quarter decreased $1.6 million, or 1.7%, compared with the prior year quarter. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. Net premiums earned during the current quarter on policies sold through our affiliated underwriting agencies (including retail and independent agencies) increased by $0.9 million, or 1.1%. This increase is primarily due to the increase in net written premium for the quarter. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $2.6 million, or 28.2%, compared with the prior year quarter. For strategic reasons we have chosen to reduce our emphasis on the unaffiliated underwriting agencies distribution channel.

The following table sets forth net premiums earned by distribution channel for the current quarter and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2009	2008
Our underwriting agencies	$86,713	$85,802
Unaffiliated underwriting agencies	6,512	9,066

Total net premiums earned	$93,225	$94,868

Commission Income and Fees. Another measurement of our performance is the relative level of production of commission income and fees. Commission income and fees consists of (a) policy, installment, premium finance, franchise, royalty and agency fees earned for business written or assumed by our insurance companies both through independent agents and our retail agencies and (b) the commission income earned on sales of unaffiliated, third-party companies’ insurance policies or other products sold by our retail agencies. These various types of commission income and fees are impacted in different ways by the decisions we make in pursuing our corporate strategy.

Policy, installment, premium finance, franchise, royalty and agency fees are earned for business written or assumed by our insurance companies both through independent agents and our retail agencies. Policy, installment and agency fees are fees charged to the customers in connection with their purchase of coverage from our insurance company subsidiaries. Generally, we can increase or decrease agency and installment fees subject to limited regulatory restrictions, but policy fees and interest rates must be approved by the applicable state’s department of insurance. Premium finance fees are financing fees earned by our premium finance subsidiaries, and consist of interest and origination fees on premiums that customers choose to finance. Franchise and royalty fees are earned from our franchised stores in Florida, but are not significant to our financial results.

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

The following sets forth the components of consolidated commission income and fees earned for the current quarter and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2009	2008
Policyholder fees	$10,855	$12,262
Premium finance revenue	5,581	4,769
Commissions and fees	3,382	2,964
Agency fees	1,538	1,290
Other, net	264	200

Total commission income and fees	$21,620	$21,485

Commission income and fees increased $0.1 million, or 0.6%, compared with the prior year quarter. Policyholder fees have decreased due to the lower overall volume of premiums written. We experienced a steady increase in premium finance revenue since December 2007 when we began financing third-party premiums. Commissions and fees increased as more of our retail customers chose third-party products due to the soft market conditions. Agency fees increased due to additional fees that we began collecting in April 2008.

Net Investment Income and Other Income. Net investment income for the current quarter decreased $2.1 million, or 45.8%, compared with the prior year quarter. The decrease was primarily due to a reduction in yields and a 25.9% decrease in total average invested assets to $266.0 million during the current quarter from $359.2 million during the prior year quarter. The average investment yield was 2.98% (4.17% on a taxable equivalent basis) in the current quarter, compared with 4.29% (6.00% on taxable equivalent basis) in the prior year quarter.

As of March 31, 2009, we held $50.8 million, at amortized cost, and $37.4 million fair value of auction-rate tax-exempt securities. Generally, the interest rates for these securities are determined by bidding every 7, 28 or 35 days. When there are more sellers than buyers, an auction fails and bondholders that want to sell are left holding the securities. Auctions for these securities began to fail in late January 2008. Issuers remain obligated to pay interest and principal when due when an auction fails. Rates at failed auctions are set at a level established in the terms of the debt. In February 2008, investment banks stopped committing capital to the auctions and there have been widespread auctions failures since that time.

In August 2008, our broker announced settlements in principle with each of the Division Enforcement of the U.S. Securities and Exchange Commission (SEC), the New York Attorney General and other state agencies to purchase all of its clients’ auction-rate securities at par and several other items, including fines. In October 2008, our broker filed a prospectus with the SEC, which published a legally-binding offer to all authorized holders of auction-rate securities in our broker’s accounts (“the settlement”). The majority of our auction-rate securities qualify under the terms of the settlement. The time frames that our broker has set for buybacks have different start dates based upon the individual client’s size, which is determined by each client’s balance of investments held at our broker. For the majority of our auction-rate holdings, the buybacks are expected to occur between July 2010 and two years thereafter. In November 2008, the Company elected to participate in our broker’s offer to purchase our auction-rate securities at par. We classify our portfolio of auction-rate securities as trading and as of March 31, 2009, recorded a realized loss of $2.2 million for the change in fair value since December 31, 2008. As of March 31, 2009, the fair value of the settlement was $12.2 million, which we reported in other assets with the increase in fair value of $2.6 million since December 31, 2008, reported in other income.

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

Losses and loss adjustment expenses for the current quarter decreased $1.7 million, or 2.4%, compared with the prior year quarter. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 74.7% in the current quarter, compared with 75.2% in the prior year quarter. The decrease in loss ratio was primarily due to adverse development in 2008, which was partially offset by an increase in the accident quarter loss ratio from 73.7% to 74.7%. The increase in the accident quarter loss ratio for the three months ended March 31, 2009 compared to the prior year quarter was primarily due to increased losses from Florida policies. The Florida losses were the result of our decision to push the full coverage product in Florida in 2007 in response to the Personal Injury Protection (PIP) sunset in that state on October 1, 2007. Inadequate pricing and product management produced significantly higher losses than anticipated. We have drastically reduced the production of this product by restricting writings by agent, territory and coverage based on where significant loss ratio swings occurred.

The following table displays the impact of loss development related to prior periods’ business on our loss ratio for the current quarter and the prior year quarter:

	Three Months Ended March 31,
	2009	2008
Loss ratio – current quarter	74.7%	73.7%
Adverse loss ratio development – prior period business	—	1.5

Reported loss ratio	74.7%	75.2%

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and the retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs, including payroll, benefits and accrued bonus expenses. Selling, general and administrative expenses increased $6.2 million, or 17.7%, compared with the prior year quarter. This increase was primarily related to a reduction in ceding commission income, which was primarily the result of the quota-share agreement termination.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended March 31,
	2009	2008
Amortization of deferred acquisition costs	$18,111	$22,075
Other selling, general and administrative expenses	23,505	13,293

Total selling, general and administrative expenses	$41,616	$35,368

Total as a percentage of net premiums earned	44.6%	37.3%

Beginning deferred acquisition costs	$21,993	$24,536
Additions	21,925	23,521
Amortization	(18,111)	(22,075)

Ending deferred acquisition costs	$25,807	$25,982

Amortization of deferred acquisition costs as a percentage of net premiums earned	19.4%	23.3%

During 2006, we developed a comprehensive implementation plan and supporting business case to consolidate and transform our primary business applications onto a new strategic platform. This plan encompasses consolidating and migrating our multiple claims, point-of-sale and policy administration systems onto single strategic platforms, as well as deploying new premium finance, reporting and business analytics capabilities. For all components of this systems transformation plan, we have selected a software package that we will configure and integrate to meet our unique needs. We believe this systems transformation will position us to realize significant strategic benefits including: systemic pricing advantage in our marketplace via consolidated and streamlined systems and operations; faster product time to market; additional retail revenue via premium financing; improved claims and underwriting performance via increased automated application of best practice processing rules; a platform to simplify and hasten post-merger and acquisition integration-reducing integration costs and accelerating synergies realization; and improved customer focus and retention. Through March 31, 2009, we have capitalized $38.3 million of costs related to the transformation. The agency management and premium finance systems were fully implemented in the first quarter of 2008. The insurance systems began to be implemented in June 2008 with the claims system implemented to support all of our operations except for our Louisiana and Alabama operations in 2008. We are in the process of converting all remaining open claims from the legacy system to the new system. For the new policy administration system, we plan to operate the legacy systems through the policies’ renewal dates when they will be converted to the new system. This will result in additional operating expense until the legacy systems can be retired.

Depreciation and Amortization. Depreciation and amortization expenses for the current quarter increased $0.1 million, or 2.6%, compared with the prior year quarter. Depreciation expense increased by $0.7 million, or 48.7%, primarily due to the implementation of the new system mentioned above and amortization expense decreased by $0.7 million, or 80.0%, for the current quarter primarily as a result of 2008 amortization related to the purchase of USAgencies.

Gain on Extinguishment of Debt. In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company evaluated the present value of the cash flows under the terms of the amended credit agreement to determine if they were at least 10 percent different from the present value of the remaining cash flows under the terms of the original credit agreement. It was determined that the terms were substantially different and therefore should be accounted for as a debt extinguishment. The amended debt agreement was recorded at fair value, which was determined to be $112.5 million, with the discount to be amortized as interest expense over the remaining life of the note using the effective interest method. In addition, $1.8 million of new debt issuance costs were incurred, which were capitalized and will be amortized to interest expense over the term of the amended credit agreement.

We recorded a $19.4 million pretax, non-cash gain on extinguishment of debt as a result of this transaction, which is included in a separate line item in the accompanying consolidated statement of income for the three months ended March 31, 2009. The $19.4 million debt extinguishment gain resulted from a $24.2 million discount representing the difference between the carrying value of the original credit agreement and the fair value of the new modified credit agreement, net of $0.7 million of term lender consent fees and the write-off of $4.1 million of deferred debt issuance costs relating to the original credit agreement.

Loss on Interest Rate Swaps. Loss on interest rate swaps for the current quarter was $4.4 million. The loss was due to the modification of the senior credit facility which resulted in the interest rate swaps becoming ineffective as cash flow hedges.

On March 27, 2009, we entered into an amendment to the senior secured credit facility, which was considered an extinguishment of debt under EITF 96-19. As a result, the previously hedged interest payments will not occur. Therefore, the amount recorded in accumulated other comprehensive loss through March 27, 2009 was reclassified to earnings as loss on interest rate swaps. Subsequent to March 27, 2009, we will record changes in the fair value of the derivative instruments in earnings, as gain or loss on interest rate swaps.

Interest Expense. Interest expense for the current quarter decreased $1.4 million, or 24.9%, compared with the prior quarter. This decrease was due to a decrease in the average debt outstanding.

Income Taxes. Income tax expense for the current quarter was $4.2 million, or an effective rate of 28.2%, as compared with income tax expense of $1.7 million, or an effective rate of 27.0%, for the prior year quarter. The higher effective tax rate for the current quarter was primarily due to the higher level of tax-exempt income in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of March 31, 2009, we had $9.8 million of cash and equivalents at the holding company level and $11.8 million of cash and cash equivalents at our non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of March 31, 2009, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position. However, as mentioned previously, our nonregulated entities provide adequate cash flow to fund their own operations. In February 2009, we obtained approval from the New York Department of Insurance for one of our insurance subsidiaries to retire one million shares of its stock for $2.9 million and approved payment of an extraordinary dividend for $0.1 million.

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At March 31, 2009, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions on our part.

Our operating subsidiaries’ primary sources of funds are premiums received, commission and fee income, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.

We believe that existing cash and investment balances, as well as new cash flows generated from operations and available borrowings under our other credit facilities, will be adequate to meet our capital and liquidity needs during the 12-month period following the date of this report at both the holding company and insurance company levels. We do not currently know of any events that could cause a material increase or decrease in our long-term liquidity needs other than the capital expenditures related to our strategic systems consolidation and transformation program and the debt service requirements of the senior secured credit facility used to fund the 2007 acquisition of USAgencies.

Senior secured credit facility. On March 27, 2009, we entered into an amendment to the facility. The amendment included the following changes:

•	The leverage ratio covenant calculation was changed to include only amounts borrowed under the facility. In addition, the quarterly requirements were changed for the remaining term of the facility.

•	The interest coverage ratio covenant calculation was changed to include only interest expense paid in cash. In addition, the quarterly requirements were changed for the remaining term of the facility.

•	The combined ratio covenant was replaced with a loss ratio covenant.

•	The fixed charge coverage ratio was changed to include only interest expense paid in cash. In addition, the annual requirements were changed for the remaining term of the facility.

•	The consolidated net worth covenant calculation was changed to a covenant that excludes goodwill and includes subordinated debt.

•	Asset sales are now allowed for transactions with less than 80% of cash proceeds. Financing is limited to $5 million per transaction and $10 million in the aggregate.

•	A sale and leaseback transaction of capitalized technology assets is allowed for up to $30 million.

•	The pricing under the agreement was changed as follows:

•	A LIBOR floor of 3.0% was established.

•

Pricing depends on the amount of the leverage ratio. If the leverage ratio is greater than 2.0, the pricing is LIBOR plus 6.25%. If the leverage ratio is greater than 1.5 and less than or equal to 2.0, the pricing is LIBOR plus 6.00%. If the leverage ratio is less than or equal to 1.5, the pricing is LIBOR plus 5.75%.

•	Common stock dividends are permitted only if the leverage ratio is less than or equal to 1.5.

•	The annual excess cash flow payment was changed to 50 percent of non-regulated cash flow and 75 percent of dividends paid from regulated insurance companies.

•	The revolving facility was reduced from $20.0 million to $10.0 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities and auction-rate tax-exempt securities classified as trading. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio (excluding our auction-rate tax-exempt securities) to a defined range of less than three years. The fair value of our fixed-income securities as of March 31, 2009 was $267.2 million. The effective average duration of the portfolio as of March 31, 2009 was 1.58 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 1.58%, or $4.2 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 1.58%, or $4.2 million, increase in the market value of our fixed-income investment portfolio.

Derivative financial instruments are reported at fair value on the consolidated balance sheet. Our current derivative instruments consist of two interest rate swaps entered into in 2007 and 2008, with an aggregate notional amount of $115 million outstanding at March 31, 2009. One swap instrument has a notional amount outstanding of $50 million that requires quarterly settlements whereby we pay a fixed rate of 4.993% and receive a three-month LIBOR rate. The second interest rate swap has a notional amount of $65.0 million outstanding, for which we pay a fixed rate of 3.031% and receive a three-month LIBOR rate. The interest rate swaps were previously designated as hedges against the variability of cash flows associated with that portion of the senior secured credit facility.

Our senior term loan is also subject to interest rate risk. During the first quarter of 2009, we entered into an amendment to the senior secured credit facility, which, as discussed in Note 7, changed the pricing to be tiered based on the leverage ratio and includes a LIBOR floor of 3.0%. The interest rate is floating based on LIBOR plus increments tied to the Company’s leverage ratio. If the leverage ratio is greater than 2.0, the pricing is LIBOR plus 6.25%. If the leverage ratio is greater than 1.5 and less than or equal to 2.0, the pricing is LIBOR plus 6.00%. If the leverage ratio is less than or equal to 1.5, the pricing is LIBOR plus 5.75%.

On March 27, 2009, we entered into an amendment to the senior secured credit facility, which was considered an extinguishment of debt under EITF 96-19. As a result, the previously hedged interest payments will not occur; therefore, the amount recorded in accumulated other comprehensive loss through March 27, 2009 was reclassified to earnings as loss on interest rate swaps. Subsequent to March 27, 2009, we will record changes in the fair value of the derivative instruments in earnings, as gain or loss on interest rate swaps.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At March 31, 2009, our fixed-income investments were invested in the following: U.S. Government and agencies securities 7.0%, corporate securities 12.7%, mortgaged-backed securities 0.8% and tax-exempt securities 79.5%. At March 31, 2009, all of our fixed-income securities were rated “A” or better by nationally recognized statistical rating organizations. The average quality of our portfolio was “AA-” at March 31, 2009.

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	March 31, 2009	December 31, 2008
Total invested assets	$267,195	$259,143
Tax-equivalent book yield	4.69%	4.75%
Average duration in years	1.58	1.58
Average S&P rating	AA-	AA

We are subject to credit risks with respect to our reinsurers. Although a reinsurer is liable for losses to the extent of the coverage which it assumes, our reinsurance contracts do not discharge our insurance companies from primary liability to each policyholder for the full amount of the applicable policy, and consequently our insurance companies remain obligated to pay claims in accordance with the terms of the policies regardless of whether a reinsurer fulfills or defaults on its obligations under the related reinsurance agreement. In order to mitigate credit risk to reinsurance companies, we attempt to select financially strong reinsurers with an A.M. Best rating of “A-” or better and continue to evaluate their financial condition. Our only current external quota-share reinsurance agreement is with a reinsurer currently rated A- by A.M. Best.

The table below presents the total amount of receivables due from reinsurance as of March 31, 2009 and December 31, 2008, respectively (in thousands):

	March 31, 2009	December 31, 2008
Michigan Catastrophic Claims Association	$16,737	$15,989
Vesta Insurance Group	14,799	14,223
Quota-share reinsurer for Louisiana and Alabama business	12,786	28,951
Other	4,037	4,168

Total reinsurance recoverable	$48,359	$63,331

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), Affirmative Insurance Company (AIC) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura Property and Casualty Insurance Company from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 1, 2004. On August 30, 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At March 31, 2009, the VFIC Trust held $17.3 million consisting primarily of cash equivalents (after cumulative withdrawals of $7.4 million through March 31, 2009) to collateralize the $17.2 million gross recoverable from VFIC.

At March 31, 2009, $13.0 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $22.4 million (including accrued interest) in securities (the AIC Trust). The Special Deputy Receiver (SDR) in Texas or the SDR in Hawaii drew down the AIC Trust $0.5 million in March 2009. We expect that the terms for withdrawal of funds from the AIC Trust will be similar to those we expect to be agreed to with regard to the VFIC Trust.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of March 31, 2009, all such unaffiliated reinsurers had A.M. Best ratings of “A” or better.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9 of Notes to Consolidated Financial Statements, “Legal and Regulatory Proceedings.”

Item 1A.	Risk Factors

There are no material changes with respect to those risk factors previously disclosed in Item 1A to Part I of our Form 10-K, as filed with the Commission on March 31, 2009.

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
Date: May 11, 2009
/s/ Michael J. McClure
	By:	Michael J. McClure
Executive Vice President and Chief Financial Officer
(and in his capacity as Principal Financial Officer)