Form 10-Q
period 2009-06-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2009-08-10
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of August 6, 2009: 15,415,358

AFFIRMATIVE INSURANCE HOLDINGS, INC.

SIX MONTHS ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Investment securities, at fair value
Trading securities	$39,253	$40,155
Available-for-sale securities	238,020	218,988
Cash and cash equivalents	50,509	66,513
Fiduciary and restricted cash	16,561	20,109
Accrued investment income	3,244	3,106
Premiums and fees receivable	62,916	57,805
Premium finance receivable, net	44,706	40,987
Commissions receivable	2,001	1,840
Receivable from reinsurers, net	44,115	63,331
Deferred acquisition costs	24,732	21,993
Deferred tax assets	16,101	16,459
Federal income taxes receivable	1,084	1,316
Investment in real property, net	5,790	5,848
Property and equipment, net	41,491	42,143
Goodwill	163,570	163,650
Other intangible assets, net	16,935	17,255
Prepaid expenses	5,999	8,967
Other assets, net of allowance for doubtful accounts of $7,213 for 2009 and 2008	12,322	11,586

Total assets	$789,349	$802,051

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses, loss adjustment expenses and deposits	$203,552	$204,637
Unearned premium	115,016	109,097
Amounts due reinsurers	1,970	5,146
Deferred revenue	8,885	5,943
Senior secured credit facility	108,590	136,677
Notes payable	76,900	76,909
Other liabilities	51,083	47,159

Total liabilities	565,996	585,568

Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized, 17,768,721 shares issued and 15,415,358 shares outstanding at June 30, 2009 and December 31, 2008	178	178
Additional paid-in capital	164,223	163,707
Treasury stock, at cost (2,353,363 shares at June 30, 2009 and December 31, 2008)	(32,880)	(32,880)
Accumulated other comprehensive income (loss)	2,687	(1,849)
Retained earnings	89,145	87,327

Total stockholders’ equity	223,353	216,483

Total liabilities and stockholders’ equity	$789,349	$802,051

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)
Revenues
Net premiums earned	$94,221	$93,523	$187,445	$188,391
Commission income and fees	19,879	19,353	40,451	40,198
Net investment income	2,416	3,471	4,885	8,030
Net realized gains	2,592	86	589	108
Other income (loss)	(2,061)	—	537	—

Total revenues	117,047	116,433	233,907	236,727

Expenses
Losses and loss adjustment expenses	81,890	70,217	151,568	141,578
Selling, general and administrative expenses	39,516	35,800	79,636	70,003
Depreciation and amortization	2,397	2,406	4,790	4,720

Total expenses	123,803	108,423	235,994	216,301

Operating income (loss)	(6,756)	8,010	(2,087)	20,426

Gain on extinguishment of debt	—	—	19,434	—
Loss on interest rate swaps	516	—	4,946	—
Interest expense	6,576	4,318	10,718	9,831

Income (loss) from continuing operations before income tax expense	(13,848)	3,692	1,683	10,595
Income tax expense (benefit)	(5,821)	828	(1,462)	2,699

Income (loss) from continuing operations	(8,027)	2,864	3,145	7,896

Discontinued operations (Note 13)
Loss from operations (including loss on disposal of $961)	(1,322)	(728)	(1,789)	(1,291)
Income tax benefit	(344)	(205)	(462)	(364)

Loss from discontinued operations	(978)	(523)	(1,327)	(927)

Net income (loss)	$(9,005)	$2,341	$1,818	$6,969

Basic income (loss) per common share:
Continuing operations	$(0.52)	$0.18	$0.21	$0.51
Discontinued operations	(0.06)	(0.03)	(0.09)	(0.06)

Net income (loss)	$(0.58)	$0.15	$0.12	$0.45

Diluted income (loss) per common share:
Continuing operations	$(0.52)	$0.18	$0.21	$0.51
Discontinued operations	(0.06)	(0.03)	(0.09)	(0.06)

Net income (loss)	$(0.58)	$0.15	$0.12	$0.45

Weighted average common shares outstanding:
Basic	15,415	15,415	15,415	15,415

Diluted	15,415	15,415	15,415	15,415

Dividends declared per common share	$—	$0.02	$—	$0.04

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Six Months Ended June 30,
	2009		2008
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Common stock
Balance at beginning of year	17,768,721	$178	17,768,721	$178
Issuance of restricted stock awards	—	—	—	—

Balance at end of period	17,768,721	178	17,768,721	178

Additional paid-in capital
Balance at beginning of year		163,707		162,603
Stock-based compensation expense		516		539

Balance at end of period		164,223		163,142

Retained earnings
Balance at beginning of year		87,327		87,122
Net income		1,818		6,969
Dividends declared		—		(617)

Balance at end of period		89,145		93,474

Treasury stock
Balance at beginning of year and end of period	2,353,363	(32,880)	2,353,363	(32,880)

Accumulated other comprehensive income (loss)
Balance at beginning of year, net of tax		(1,849)		22
Unrealized gain (loss) on available-for-sale investment securities, net of tax		678		(2,374)
Unrealized gain on cash flow hedges, net of tax		3,858		455

Balance at end of period, net of tax		2,687		(1,897)

Total stockholders’ equity		$223,353		$222,017

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)
Net income (loss)	$(9,005)	$2,341	$1,818	$6,969
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities, net of tax	155	(1,908)	678	(2,374)
Unrealized gain on cash flow hedges, net of tax	—	1,763	3,858	455

Other comprehensive income (loss), net	155	(145)	4,536	(1,919)

Total comprehensive income (loss)	$(8,850)	$2,196	$6,354	$5,050

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities
Net income	$1,818	$6,969
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,823	4,785
Stock-based compensation expense	553	539
Amortization of debt modification costs	434	744
Amortization of debt discount	2,065	—
Realized gains from sales of available-for-sale securities	(191)	—
Realized gain on trading securities	(398)	—
Other income	(537)	—
(Gain) loss on disposal of assets (including sale of business)	47	(108)
Amortization of premiums and discounts on investments	1,645	1,259
Gain on extinguishment of debt	(19,434)	—
Loss on interest rate swaps	4,946	—
Change in operating assets and liabilities:
Fiduciary and restricted cash	3,548	(12,882)
Premiums, fees and commissions receivable	(5,272)	2,643
Reserves for losses and loss adjustment expenses	(1,085)	(13,750)
Amounts due from reinsurers, net	16,040	6,495
Premium finance receivable, net (related to our insurance premiums)	(2,373)	(1,571)
Deferred revenue	2,942	1,682
Unearned premium	5,919	(1,074)
Deferred acquisition costs	(2,739)	(155)
Deferred tax assets	(2,087)	1,453
Federal income taxes receivable	232	1,438
Other	4,837	228

Net cash provided by (used in) operating activities	15,733	(1,305)

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	6,810	88,243
Proceeds from maturities of available-for-sale securities	36,989	37,621
Proceeds from sales of trading securities	1,300	—
Purchases of available-for-sale securities	(63,241)	(38,077)
Premium finance receivable, net (related to third-party insurance premiums)	(1,346)	(5,225)
Purchases of property and equipment	(3,981)	(11,762)
Net cash paid for acquisitions	—	(188)
Proceeds from sale of business	250	—

Net cash provided by (used in) investing activities	(23,219)	70,612

Cash flows from financing activities
Principal payments on senior secured credit facility	(5,986)	(56,966)
Debt modification costs paid	(2,532)	—
Dividends paid	—	(617)

Net cash used in financing activities	(8,518)	(57,583)

Net increase (decrease) in cash and cash equivalents	(16,004)	11,724
Cash and cash equivalents at beginning of year	66,513	44,048

Cash and cash equivalents at end of period	$50,509	$55,772

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,214	$9,769
Cash paid for income taxes	1,832	244

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General

Affirmative Insurance Holdings, Inc., formerly known as Instant Insurance Holdings, Inc., was incorporated in Delaware in June 1998 and completed an initial public offering of its common stock in July 2004. In this report, the terms “Affirmative,” “the Company,” “we,” “us,” “management” or “our” mean Affirmative Insurance Holdings, Inc. and all entities included in our consolidated financial statements. We are a distributor and producer of non-standard personal automobile insurance policies and related products and services for individual consumers in targeted geographic markets. Non-standard personal automobile insurance policies provide coverage to drivers who find it difficult to obtain insurance from standard automobile insurance companies due to their lack of prior insurance, age, driving record, limited financial resources or other factors. Non-standard personal automobile insurance policies generally require higher premiums than standard automobile insurance policies for comparable coverage. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas, and Wisconsin) and distributing our own insurance policies through independent agents or brokers in 11 states (Louisiana, Texas, Illinois, Alabama, California, Michigan, Florida, Missouri, Indiana, South Carolina, and New Mexico).

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

Certain prior year amounts have been reclassified to conform to the current presentation and for discontinued operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions are particularly important in determining revenue recognition, reserves for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance receivables, valuation of assets, and deferred income taxes.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168) which establishes the Accounting Standards Codification (the Codification) and U.S. Securities and Exchange Commission (SEC) interpretive releases as the sources for authoritative GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards under GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is not intended to change existing GAAP. Accordingly, the Company does not anticipate a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective for the fiscal year beginning January 1, 2010. The Company is currently assessing the potential impacts, if any, on the consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the potential impacts, if any, on the consolidated results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 provides general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. It should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. SFAS 165 requires companies to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. Companies must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The statement is effective for financial reporting periods ending after June 15, 2009. The Company adopted SFAS 165 in the second quarter of 2009 and it had no material impact on the consolidated results of operations or financial condition. Management evaluated subsequent events for recognition or disclosure through August 10, 2009.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133, became effective at the beginning of 2009. SFAS No. 161 amends and expands the disclosure requirements of Statement 133 in order to provide users of financial statements with enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. To meet these objectives, SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated results of operations or financial condition.

FASB Staff Position (FSP) FAS 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, became effective in the second quarter of 2009 and requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP did not impact the Company’s consolidated results of operations or financial condition.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, became effective in the second quarter of 2009 and amended current other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. This FSP did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Adoption of FSP 115-2 did not have a material impact on the Company’s consolidated results of operations or financial condition.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), became effective in the second quarter and provides guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that may indicate that a transaction is not orderly. Adoption of FSP 157-4 did not have a material impact on the Company’s consolidated results of operations or financial condition.

On January 1, 2009, the Company adopted the provisions of FSP No. 157-2, Effective Date of FASB Statement No. 157, which deferred the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

3.	Trading Investment Securities

The amortized cost, realized losses and estimated fair value of our trading securities were as follows (in thousands):

	Amortized Cost	Total Realized Losses	Fair Value
June 30, 2009	$49,995	$(10,742)	$39,253

December 31, 2008	51,295	(11,140)	40,155

Our trading investment securities consist solely of auction-rate tax-exempt investment securities. Generally, the interest rates for these securities are determined by bidding every 7, 28 or 35 days. When there are more sellers than buyers, an auction fails and bondholders that want to sell are unable to sell the securities. Auctions for these securities began to fail in late January 2008. Issuers remain obligated to pay interest and principal when due when an auction fails. Rates at failed auctions are set at a level established in the terms of the debt. In February 2008, investment banks stopped committing capital to the auctions and there have been widespread auction failures since that time.

In August 2008, our broker announced settlements in principle with each of the Division of Enforcement of the U.S. Securities and Exchange Commission (SEC), the New York Attorney General and other state agencies to purchase all of its clients’ auction-rate securities at par and several other items, including fines. In October 2008, our broker filed a prospectus with the SEC, which published a legally-binding offer to all authorized holders of auction-rate securities in our broker’s accounts (“the settlement”). The time frames that our broker has set for buybacks have different start dates based upon the individual client’s size, which is determined by each client’s balance of investments held at our broker. For the majority of our auction-rate holdings, the buybacks are expected to occur between July 2010 and two years thereafter. In November 2008, the Company elected to participate in our broker’s offer to purchase our auction-rate securities at par. In November 2008, we classified our portfolio of auction-rate securities as trading. At June 30, 2009 and December 31, 2008, the fair value of the settlement was $10.2 million and $9.6 million, respectively, which is recorded in other assets with changes in fair value recorded in other income.

4.	Available-for-Sale Investment Securities

Our available-for-sale investment portfolio consists of fixed-income securities carried at fair value with unrealized gains and losses reported in our financial statements as a separate component of stockholders’ equity on an after-tax basis. The Investment Committee periodically reviews investment portfolio results and evaluates strategies to maximize yields, to match maturity durations with anticipated needs, and to maintain compliance with investment guidelines.

The amortized cost, gross unrealized gains (losses), and estimated fair value of our investments at June 30, 2009, and December 31, 2008, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
U.S. Treasury and government agencies	$15,076	$351	$(17)	$15,410
Residential mortgage-backed securities	4,992	339	—	5,331
States and political subdivisions	160,854	2,935	(69)	163,720
Corporate debt securities	52,964	687	(92)	53,559

Total	$233,886	$4,312	$(178)	$238,020

December 31, 2008
U.S. Treasury and government agencies	$28,482	$416	$(107)	$28,791
Residential mortgage-backed securities	5,829	337	—	6,166
States and political subdivisions	180,601	2,712	(237)	183,076
Corporate debt securities	986	—	(31)	955

Total	$215,898	$3,465	$(375)	$218,988

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. Our amortized cost and estimated fair value of fixed-income securities at June 30, 2009 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$80,715	$81,339
Due after one year through five years	137,805	140,778
Due after five years through ten years	4,494	4,664
Due after ten years	5,880	5,908
Mortgage-backed securities	4,992	5,331

Total	$233,886	$238,020

At June 30, 2009, we owned approximately $25.1 million of pre-refunded municipal bonds. These pre-refunded municipal bonds have contractual maturities in excess of ten years. However, due to pre-refunding, these securities will be called by the issuer generally within three years or less. Pre-refunded municipal bonds are created when municipalities issue new debt to refinance debt issued when interest rates were higher. Once the refinancing is completed, the issuer uses the proceeds to purchase U.S. Treasury securities and places these securities in an escrow account. These proceeds are then used to pay interest and principal on the original debt until the bond is called.

Our amortized cost and estimated fair value of pre-refunded municipal bonds at June 30, 2009 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$4,768	$4,844
Due after one year through five years	14,770	15,190
Due after five years through ten years	2,081	2,188
Due after ten years	2,871	2,896

Total	$24,490	$25,118

Proceeds from sales, maturities, and principal receipts of available-for-sale investment securities were $43.8 million, of which proceeds from investments sold prior to maturity were $6.8 million, and proceeds from investments sold at maturity were $37.0 million for the six months ended June 30, 2009.

Gross realized gains and losses on investments for the six months ended June 30, 2009, are summarized as follows (in thousands):

Gross gains	$191
Gross losses	—

Total	$191

The following table shows our investments with fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 (in thousands):

	June 30, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$1,785	$(17)	$—	$—	$1,785	$(17)
States and political subdivisions	7,103	(25)	1,504	(44)	8,607	(69)
Corporate debt securities	15,688	(92)	—	—	15,688	(92)

Total	$24,576	$(134)	$1,504	$(44)	$26,080	$(178)

Our portfolio contains approximately 42 individual investment securities that are in an unrealized loss position.

The unrealized losses at June 30, 2009 were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) the Company’s intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At June 30, 2009, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

5.	Reinsurance

In the ordinary course of business, we place reinsurance with other insurance companies in order to provide greater diversification of our business and limit the potential for losses arising from large risks. In addition, we assume reinsurance from other insurance companies.

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Three Months Ended June 30,
	2009			2008
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$63,311	$77,152	$66,334	$76,887	$90,153	$69,457
Reinsurance assumed	18,996	17,693	17,094	14,341	15,009	12,814
Reinsurance ceded	(514)	(624)	(1,538)	(10,150)	(11,639)	(12,054)

Total	$81,793	$94,221	$81,890	$81,078	$93,523	$70,217

	Six Months Ended June 30,
	2009			2008
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$152,731	$154,982	$124,738	$178,799	$181,492	$136,167
Reinsurance assumed	41,737	33,773	29,148	31,590	30,056	24,823
Reinsurance ceded	9,193	(1,310)	(2,318)	(23,915)	(23,157)	(19,412)

Total	$203,661	$187,445	$151,568	$186,474	$188,391	$141,578

Under certain of our reinsurance transactions, we receive ceding commissions. The ceding commission rate structure varies based on loss experience. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations. Effective January 1, 2009, we terminated our quota share reinsurance contract on a cut-off basis and recorded a return of ceding commission of $2.6 million in the first quarter of 2009. In 2008, ceding commissions recognized as a reduction of selling, general and administrative expense were $2.8 million for the second quarter and $5.7 million for the six months ended June 30, 2008.

The amount of loss reserves and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations is as follows (in thousands):

	June 30, 2009	December 31, 2008
Losses and loss adjustment expense reserves	$33,578	$40,667
Unearned premium reserve	533	11,037

Total	$34,111	$51,704

Effective January 1, 2009, we terminated our quota-share reinsurance contract on a cut-off basis and received $7.8 million of returned unearned premiums, net of returned ceding commissions.

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiary, Affirmative Insurance Company (AIC), had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura Property and Casualty Insurance Company, (a wholly-owned subsidiary) from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At June 30, 2009, the VFIC Trust held $17.2 million consisting of $12.5 million of a Treasury money market account and $4.7 million of corporate bonds rated BBB or higher (after cumulative withdrawals of $7.6 million through June 30, 2009), to collateralize the $16.8 million gross recoverable from VFIC.

At June 30, 2009, $13.2 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG-affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $22.4 million (including accrued interest) in securities (the AIC Trust). The Special Deputy Receiver (SDR) in Texas drew down the AIC Trust in the amount of $0.5 million through June 2009.

The Michigan Catastrophic Claims Association (MCCA) is a reinsurance facility that covers no-fault medical losses above a specific retention amount. For policies effective from July 1, 2008 to June 30, 2009, the required retention is $0.4 million. As a writer of personal automobile policies in the state of Michigan, we cede premiums and claims to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders. Our ceded premiums written to the MCCA were $0.3 million and $0.4 million for the three months ended June 30, 2009 and 2008, and $0.8 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively.

We have an assumed reinsurance agreement with a Texas county mutual insurance company (the county mutual), whereby we assume 100% of the policies issued by the county mutual for business produced by our owned MGAs. The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. The county mutual reinsurance agreement may be terminated by either party upon prior written notice of not less than 90 days. In the event of such termination, the MGA agrees to produce automobile insurance business in the State of Texas solely for the benefit of the county mutual for a period of ten years. The county mutual reinsurance agreement automatically terminates on January 1, 2014. Assumed written premiums from the county mutual were $19.0 million and $14.3 million for the three months ended June 30, 2009 and 2008, and $41.7 million and $31.6 million for the six months ended June 30, 2009 and 2008, respectively.

6.	Premium Finance Receivables, Net

Finance receivables (issued both by the Company and third-party insurance carriers) are secured by unearned premiums from the underlying insurance policies and consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Premium finance contracts	$47,804	$43,657
Unearned finance charges	(2,618)	(2,265)
Allowance for credit losses	(480)	(405)

Total	$44,706	$40,987

7.	Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commission, advertising, premium taxes, underwriting and agency expenses, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related policy acquisition expenses amortized to expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning balance	$25,807	$25,982	$21,993	$24,536
Additions	19,084	17,301	40,974	36,442
Amortization	(20,159)	(18,592)	(38,235)	(36,287)

Ending balance	$24,732	$24,691	$24,732	$24,691

8.	Senior Secured Credit Facility

On March 27, 2009, we entered into an amendment to the senior secured credit facility. The amendment included the following changes:

•	The leverage ratio covenant calculation was changed to include only amounts borrowed under the facility. In addition, the quarterly requirements were changed for the remaining term of the facility;

•	The interest coverage ratio covenant calculation was changed to include only interest expense paid in cash. In addition, the quarterly requirements were changed for the remaining term of the facility;

•	The combined ratio covenant was replaced with a loss ratio covenant;

•	The fixed charge coverage ratio was changed to include only interest expense paid in cash. In addition, the annual requirements were changed for the remaining term of the facility;

•	The consolidated net worth covenant calculation was changed to a covenant that excludes goodwill and includes subordinated debt;

•	Asset sales are now allowed for transactions with less than 80% of cash proceeds. Financing is limited to $5.0 million per transaction and $10.0 million in the aggregate;

•	A sale and leaseback transaction of capitalized technology assets is allowed for up to $30.0 million;

•	The pricing under the agreement was changed as follows:

•	A LIBOR floor of 3.0% was established; and

•

Pricing depends on the amount of the leverage ratio. If the leverage ratio is greater than 2.0, the pricing is LIBOR plus 6.25%. If the leverage ratio is greater than 1.5 and less than or equal to 2.0, the pricing is LIBOR plus 6.00%. If the leverage ratio is less than or equal to 1.5, the pricing is LIBOR plus 5.75%;

•	Common stock dividends are permitted only if the leverage ratio is less than or equal to 1.5;

•	The annual excess cash flow payment was changed to 50 percent of non-regulated cash flow and 75 percent of dividends paid from regulated insurance companies; and

•	The revolving facility was reduced from $20.0 million to $10.0 million.

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

We recorded a $19.4 million pretax, non-cash gain on extinguishment of debt as a result of this transaction, which is included in a separate line item in the accompanying consolidated statement of income (loss) for the six months ended June 30, 2009. The $19.4 million debt extinguishment gain resulted from a $24.2 million discount representing the difference between the carrying value of the original credit agreement and the fair value of the new modified credit agreement, net of $0.7 million of term lender consent fees and the write-off of $4.1 million of deferred debt issuance costs relating to the original credit agreement.

9.	Income Taxes

The provision for income taxes for the three and six months ended June 30, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current tax expense (benefit)	$1,610	$379	$1,088	$882
Deferred tax expense (benefit)	(7,775)	244	(3,012)	1,453

Net income tax expense (benefit)	$(6,165)	$623	$(1,924)	$2,335

The effective tax rate on income differs from the federal statutory tax rate of 35% for the following reasons (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income (loss) from continuing operations before income tax expense (benefit)	$(13,848)	$3,692	$1,683	$10,595
Loss from discontinued operations before income tax-benefit	(1,322)	(728)	(1,789)	(1,291)

Income (loss) before income tax expense (benefit)	$(15,170)	$2,964	$(106)	$9,304

Tax provision computed at the federal statutory income tax rate	(5,310)	1,037	(37)	3,256
Increases (reductions) in tax resulting from:
Tax-exempt interest	(393)	(694)	(821)	(1,541)
State income taxes	24	181	112	664
Capital loss valuation allowance	(1,008)	—	(1,008)	—
Other	522	99	(170)	(44)

	$(6,165)	$623	$(1,924)	$2,335

Effective tax rate	40.6%	21.0%	1,815.1%	25.1%

The capital loss valuation allowance was reversed due to management’s assessment that it is more likely than not that the capital loss carryforwards will be utilized.

10.	Legal and Regulatory Proceedings

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

In December 2003, InsureOne Independent Agency, LLC (InsureOne), American Agencies General Agency, Inc. and Affirmative Insurance Holdings, Inc. brought action in the Circuit Court of Cook County, Illinois to enforce non-compete and non-solicitation agreements entered into with James Hallberg, the former president of InsureOne, a wholly-owned subsidiary, and eight former employees of InsureOne and two of Hallberg’s family trusts. On November 21, 2008, the Court entered a Memorandum Order and Judgment, which was amended on January 20, 2009, entering judgment in favor of InsureOne Independent Agency, LLC, American Agencies General Agency, Inc. and Affirmative Insurance Holdings, Inc., awarding us $7.7 million, plus reasonable attorneys’ fees and costs. The Court also entered judgment in favor of James Hallberg on a counterclaim, awarding him $130,168, plus attorneys’ fees and costs. The parties have each filed post-judgment motions. At this time, we await the Court’s ruling.

In October 2002, the named plaintiff Nickey Marsh filed suit in the Fourth Judicial District Court of Louisiana against USAgencies alleging that certain adjustments to the actual cash value of his total loss automobile claim were improper. In October 2003, the action was amended to a class action and the court certified the class in August 2006. On July 7, 2009, the court entered judgment giving final approval to a settlement agreement with plaintiff which resolves this proceeding. Pursuant to the terms of the Acquisition Agreement between us and USAgencies, the selling parties are bound to indemnify us from any and all losses attendant to claims arising out of the Marsh litigation out of a sum placed into escrow specifically for such purpose.

In November 2008, James Lambie filed an arbitration demand with the American Arbitration Association against Affirmative Insurance Holdings, Inc. seeking payment of up to $1.2 million pursuant to an Earn-Out Contingency Agreement entered into with Lambie in conjunction with the Company’s purchase of Drivers Choice Insurance Services, LLC from Lambie and others. The parties have selected an arbitrator and a hearing is scheduled for August 20-21, 2009. The Company believes that this claim lacks merit and intends to defend itself vigorously against it.

From time to time, we and our subsidiaries are subject to random compliance audits from federal and state authorities regarding various operations within our business that involve collecting and remitting taxes in one form or another. In 2006, two of our owned underwriting agencies were subject to a sales and use tax audit conducted by the State of Texas. The examiner for the State of Texas completed his audit report and delivered an audit assessment, for the period from January 2002 to December 2005, asserting that we should have collected and remitted approximately $2.9 million in sales tax derived from claims services performed by our underwriting agencies for policies sold by these underwriting agencies and issued by an affiliated county mutual insurance company through a fronting arrangement. Our insurance companies reinsured 100% of these policies. The assessment included an additional $0.4 million for accrued interest and penalty for a total assessment of $3.3 million. We believe that these services are not subject to sales tax and are vigorously contesting the assertions made by the state and exercising all available rights and remedies available to us. In October 2006, we responded to the assessment by filing petitions with the Comptroller of Public Accounts for the State of Texas requesting a re-determination of the tax due. In June 2009, the Comptroller responded to our petition, disputing the validity of positions set forth in our October 2006 petitions. We are now scheduling a hearing before an administrative judge to present written and oral evidence and legal arguments to contest the imposition of the asserted taxes. Pending the administrative hearing process, the date for any potential payment is delayed and the final outcome of this tax assessment will not be known for some time.

11.	Net Income (Loss) Per Common Share

Net income (loss) per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and restricted stock. Stock options outstanding of 1,724,531 for the three and six months ended June 30, 2009, and 1,732,031 for the three and six months ended June 30, 2008, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and thus the inclusion would have been antidilutive.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) from continuing operations	$(8,027)	$2,864	$3,145	$7,896

Denominator:
Weighted average basic shares
Weighted average common shares outstanding	15,415	15,415	15,415	15,415

Weighted average diluted shares
Weighted average common shares outstanding	15,415	15,415	15,415	15,415
Effect of dilutive stock options	—	—	—	—

Total weighted average diluted shares	15,415	15,415	15,415	15,415

Basis income (loss) per common share from continuing operations:	$(0.52)	$0.18	$0.21	$0.51

Diluted income (loss) per common share from continuing operations:	$(0.52)	$0.18	$0.21	$0.51

12.	Fair Value of Financial Instruments

The Company utilizes a hierarchy of valuation techniques for the disclosure of fair value estimates based on whether the significant inputs into the valuation are observable. In determining the level of hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The Company measures certain assets and liabilities at fair value on a recurring basis, including investment securities classified as available-for-sale or trading, cash equivalents, other receivables and interest rate swaps. Following is a brief description of the type of valuation information that qualifies a financial asset for each level:

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

Financial assets and financial liabilities measured at fair value on a recurring basis

The following table provides information as of June 30, 2009 about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and government agencies	$15,410	$15,410	$—	$—
Residential mortgage-backed securities	5,331	—	5,331	—
States and political subdivisions	163,720	—	163,720	—
Corporate debt securities	53,559	53,559	—	—
Auction-rate tax-exempt securities	39,253	—	—	39,253

Total investment securities	277,273	68,969	169,051	39,253
Cash and cash equivalents	50,509	50,509	—	—
Fiduciary and restricted cash	16,561	16,561	—	—
Other receivables	10,184	—	—	10,184

Total assets	$354,527	$136,039	$169,051	$49,437

Liabilities:
Interest rate swaps (other liabilities)	$4,555	$—	$—	$4,555

Total liabilities	$4,555	$—	$—	$4,555

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

The Company’s Level 3 financial assets also include other receivables related to a settlement agreement entered into during November 2008 with our broker to liquidate certain of our auction-rate tax-exempt securities. Under the terms of the agreement, our broker will purchase our eligible auction-rate tax-exempt securities for full par value on or prior to June 30, 2012. As of June 30, 2009, we held $50.0 million, at amortized cost, of auction-rate tax-exempt securities that are eligible for such settlement. We have elected to record the settlement as a financial asset at fair value in accordance with SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities. The fair value of this agreement was estimated by third-party valuation sources to be $10.2 million and is included in other receivables in Level 3 of the fair value hierarchy.

The Company’s Level 3 financial liabilities are interest rate swaps. The fair value of these swaps are determined by quotes from brokers that are not considered binding.

Fair value measurements for assets in category Level 3 for the three months ended June 30, 2009 were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction-Rate Tax-Exempt Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Receivable
Balance at April 1, 2009	$36,910	$12,245
Transfers in and/or out of Level 3	—	—
Total gains or (losses) (realized/unrealized):
Included in earnings	2,593	(2,061)
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	(250)	—

Balance at June 30, 2009	$39,253	$10,184

Fair value measurements for liabilities in category Level 3 for the three months ended June 30, 2009 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at April 1, 2009	$4,430
Transfers into Level 3	—
Total losses (realized/unrealized):
Included in earnings	516
Included in other comprehensive income	—
Purchases, issuances, and settlements	(391)

Balance at June 30, 2009	$4,555

Fair value measurements for assets in category Level 3 for the six months ended June 30, 2009 were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction-Rate Tax-Exempt Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Receivable
Balance at January 1, 2009	$39,130	$9,647
Transfers in and/or out of Level 3	—	—
Total gains (realized/unrealized):
Included in earnings	398	537
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	(275)	—

Balance at June 30, 2009	$39,253	$10,184

Fair value measurements for liabilities in category Level 3 for the six months ended June 30, 2009 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at January 1, 2009	$5,935
Transfers into Level 3	—
Total gains or (losses) (realized/unrealized):
Included in earnings	4,946
Included in other comprehensive income	(5,935)
Purchases, issuances, and settlements	(391)

Balance at June 30, 2009	$4,555

Derivative financial instruments are reported at fair value on the consolidated balance sheet. Our current derivative instruments consist of two interest rate swaps entered into in 2007 and 2008, with an aggregate notional amount of $115.0 million outstanding at June 30, 2009, previously designated as hedges against the variability of cash flows associated with that portion of the senior secured credit facility. The interest rate swap liability is recorded in other liabilities on the consolidated balance sheet.

Historically, our interest rate swaps qualified as cash flow hedges for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Accordingly, we recorded changes in fair value of the interest rate swaps in accumulated other comprehensive income (loss), net of tax. The credit risk associated with these swap agreements is limited to the uncollected interest payments due from counterparties. As of June 30, 2009, counterparty credit risk was minimal.

On March 27, 2009, we entered into an amendment to the senior secured credit facility, which was considered an extinguishment of debt under EITF 96-19. As a result, the previously hedged interest payments will not occur. Therefore, the amount recorded in accumulated other comprehensive loss through March 27, 2009 was reclassified to earnings as loss on interest rate swaps. Subsequent to March 27, 2009, we record changes in the fair value of the derivative instruments in earnings, as gain or loss on interest rate swaps.

Gains and losses (realized and unrealized) for Level 3 assets and liabilities included in earnings for the six months ended June 30, 2009, are reported in net investment income, other income and loss on interest rate swaps as follows:

	Net Investment Income	Other Income	Loss on Interest Rate Swaps
Assets
Total gains (losses) realized in earnings	$398	$537	$—
Liabilities
Total gains (losses) realized in earnings	—	—	(4,946)

Total for the period ended June 30, 2009	$398	$537	$(4,946)

Fair values represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. The following financial liabilities are not required to be recorded at fair value, but their fair value is being disclosed.

Notes payable — The fair value of the notes payable were determined using a third-party valuation source is estimated to be $34.8 million with a carrying value of $76.9 million at June 30, 2009.

Senior secured credit facility — The fair value of the senior secured credit facility was determined using a third-party valuation source is estimated to be $116.4 million with a carrying value of $108.6 million at June 30, 2009.

Certain nonfinancial assets and nonfinancial liabilities have not been disclosed at their fair values. Therefore, the aggregate fair value amounts presented do not purport to represent our underlying value.

13.	Discontinued Operations

On June 24, 2009, the Company sold all of its retail stores and its franchise business in Florida effective May 31, 2009. The results of operations of the sold business have been classified as discontinued operations in the consolidated statements of income.

The aggregate sales price was $4.0 million, which consisted of a $0.3 million cash payment received at closing, a secured 10% note in the principal amount of $2.7 million payable over five years, and a deferred payment of $1.0 million, subject to certain adjustments, due within 18 months of closing, which may be converted to a secured note at the purchaser’s option. Due to the uncertainty surrounding the financial viability of the debtor, the note and deferred payment have been recorded with no estimated net realizable value.

The summarized statements of loss from discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue (including loss on disposal)	$(460)	$671	$601	$1,310
Pretax loss from discontinued operations	(1,322)	(728)	(1,789)	(1,291)
Income tax (benefit)	(344)	(205)	(462)	(364)

Loss from discontinued operations	$(978)	$(523)	$(1,327)	$(927)

We assigned store operating leases to the purchaser, but remain contingently liable on five store leases in the event of default by the assignee. These five stores have future lease related payments totaling approximately $0.4 million through August of 2012. We believe the likelihood of a liability being triggered under these leases is remote, and therefore no liability has been accrued for these lease obligations as of June 30, 2009.

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

As of June 30, 2009, our subsidiaries included insurance companies licensed to write policies in 40 states, underwriting agencies, and retail agencies with 201 owned stores and relationships with two unaffiliated underwriting agencies. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas, and Wisconsin) and distributing our own insurance policies through 9,100 independent agents or brokers in 11 states (Louisiana, Texas, Illinois, Alabama, California, Michigan, Florida, Missouri, Indiana, South Carolina, and New Mexico).

We believe that the delivery of non-standard personal automobile insurance policies to individual consumers requires the interaction of four basic operations, each with a specialized function:

•	Insurance companies, which possess the regulatory authority and capital necessary to issue insurance policies;

•	Underwriting agencies, which supply centralized infrastructure and personnel required to design and service insurance policies that are distributed through retail agencies;

•	Retail agencies, which provide multiple points of sale under established local brands with personnel licensed and trained to sell insurance policies and ancillary products to individual consumers; and

•	Premium finance companies, which provide financing alternatives to individual customers of our retail agencies.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168) which establishes the Accounting Standards Codification (the Codification) and U.S. Securities and Exchange Commission (SEC) interpretive releases as the sources for authoritative GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards under GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is not intended to change existing GAAP. Accordingly, we do not anticipate a material impact on our consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective for the fiscal year beginning January 1, 2010. We are currently assessing the potential impacts, if any, on our consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective for fiscal years beginning after November 15, 2009. We are currently assessing the potential impacts, if any, on our consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 provides general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. It should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. SFAS 165 requires companies to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. Companies must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The statement is effective for financial reporting periods ending after June 15, 2009. We adopted SFAS 165 in the second quarter of 2009 and it had no material impact on our consolidated results of operations or financial condition. We have evaluated subsequent events for recognition or disclosure through August 10, 2009.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133, became effective at the beginning of 2009. SFAS No. 161 amends and expands the disclosure requirements of Statement 133 in order to provide users of financial statements with enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. To meet these objectives, SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. The adoption of SFAS No. 161 did not have a material impact on our consolidated results of operations or financial condition.

FASB Staff Position (FSP) FAS 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, became effective in the second quarter of 2009 and requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP did not impact our consolidated results of operations or financial condition.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, became effective in the second quarter of 2009 and amended current other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. This FSP did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Adoption of FSP 115-2 did not have a material impact on our consolidated results of operations or financial condition.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), became effective in the second quarter and provides guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that may indicate that a transaction is not orderly. Adoption of FSP 157-4 did not have a material impact on our consolidated results of operations or financial condition.

On January 1, 2009, the Company adopted the provisions of FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which deferred the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

MEASUREMENT OF PERFORMANCE

We are an insurance holding company engaged in the underwriting, servicing and distribution of non-standard personal automobile insurance policies and related products and services. We distribute our products through three distinct distribution channels: our retail stores, independent agents and unaffiliated underwriting agencies. We generate earned premiums and fees from policyholders through the sale of our insurance products. In addition, through our retail stores, we sell insurance policies of third-party insurers and other products or services of unaffiliated third-party providers and thereby earn commission income from those third-party providers and insurers and fees from the customers.

As part of our corporate strategy, we treat our retail stores as independent agents, encouraging them to sell to their individual customers whatever products are most appropriate for and affordable to those customers. We believe that this offers our retail customers the best combination of service and value, developing stronger customer loyalty and improving customer retention. In practice, this means that in our retail stores, the relative proportion of the sales of our own insurance products as compared to the sales of the third-party policies will vary depending upon the competitiveness of our insurance products in the marketplace during the period. This reflects our intention of maintaining the margins in our insurance company subsidiaries, even at the cost of business lost to third-party carriers.

In the independent agency distribution channel and the unaffiliated underwriting agency distribution channel, the effect of competitive conditions is the same as in our retail store distribution channel. As in our retail stores, independent agents (either working directly with us or through unaffiliated underwriting agencies) not only offer our products but also offer their customers a selection of products by third-party carriers. Therefore, our insurance products must be competitive in pricing, features, commission rates and ease of sale or the independent agents will sell the products of those third parties instead of our products. We believe that we are generally competitive in the markets we serve, and we constantly evaluate our products relative to those of other carriers.

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written and assumed by distribution channel for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Our underwriting agencies:
Retail agencies	$46,324	$54,523	$112,707	$127,238
Independent agencies	29,827	29,520	68,122	66,274

Subtotal	76,151	84,043	180,829	193,512
Unaffiliated underwriting agencies	6,156	7,185	13,639	16,877

Total	$82,307	$91,228	$194,468	$210,389

Total gross premiums written for the three and six months ended June 30, 2009 decreased $8.9 million and $15.9 million, respectively, or 9.8% and 7.6%, respectively, compared with the prior year primarily due to macroeconomic factors and soft market conditions. In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance carriers’ products only and do not include premiums written for third-party insurance carriers in our retail and franchised stores. We earn only commission income and fees in our retail distribution channel for sales of third-party insurance policies. Gross premiums written in our retail distribution channel for the three and six months ended June 30, 2009, decreased $8.2 million and $14.5 million, or 15.0% and 11.4%, respectively, when compared with the prior year.

In our independent agency distribution channel, gross premiums written for the three and six months ended June 30, 2009 increased $0.3 million and $1.8 million, respectively, or 1.0% and 2.8%, respectively, compared with the prior year.

Gross premiums written by our unaffiliated underwriting agencies for the three and six months ended June 30, 2009 decreased $1.0 million and $3.2 million, respectively, or 14.3% and 19.2%, respectively, compared with the prior year. For strategic reasons, we have chosen to reduce our emphasis on growth in the unaffiliated underwriting agencies distribution channel.

The following table displays our gross premiums written and assumed by state for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Louisiana	$31,026	$32,070	$72,456	$73,809
Texas	19,757	16,080	43,821	35,209
Illinois	8,705	12,093	22,353	29,531
California	6,089	7,066	13,483	16,597
Alabama	5,989	5,999	15,405	14,987
Michigan	3,121	3,076	8,618	9,325
Missouri	1,961	2,066	5,051	6,134
Indiana	1,697	2,244	5,158	5,559
Florida	1,859	7,216	3,798	11,474
South Carolina	1,413	2,346	2,690	5,497
New Mexico	623	853	1,479	1,987
Other	67	119	156	280

Total	$82,307	$91,228	$194,468	$210,389

The following table displays our net premiums written by distribution channel for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Our underwriting agencies:
Retail agencies – gross premiums written	$46,324	$54,523	$112,707	$127,238
Ceded reinsurance	—	(9,521)	10,286	(22,175)

Subtotal retail agencies net premiums written	46,324	45,002	122,993	105,063

Independent agencies – gross premiums written	29,827	29,520	68,122	66,274
Ceded reinsurance	(302)	(392)	(652)	(1,139)

Subtotal independent agencies net premiums written	29,525	29,128	67,470	65,135

Unaffiliated underwriting agencies – gross premiums written	6,156	7,185	13,639	16,877
Ceded reinsurance	(36)	(59)	(85)	(122)

Subtotal unaffiliated underwriting agencies net premiums written	6,120	7,126	13,554	16,755

Catastrophe and contingent coverages with various reinsurers	(176)	(178)	(356)	(479)

Total net premiums written	$81,793	$81,078	$203,661	$186,474

Total net premiums written for the three months ended June 30, 2009 increased $0.7 million, or 0.9%, compared with the prior year quarter. Total net premiums written for the six months ended June 30, 2009 increased $17.2 million, or 9.2%, compared with the prior year period. The increase was due to lower ceded reinsurance for our Louisiana and Alabama businesses. Effective January 1, 2009, we terminated our quota share reinsurance contract on a cut-off basis and $10.5 million of ceded unearned premium was returned.

RESULTS OF OPERATIONS

We had a net loss from continuing operations of $8.0 million and net income from continuing operations of $3.1 million for the three and six months ended June 30, 2009, compared with net income from continuing operations of $2.9 million and $7.9 million for the prior year. Significant items impacting the current year to date results were:

•	net pretax gain on extinguishment of debt of $19.4 million in the first quarter of 2009;

•	unfavorable development on reserve estimates for prior accident years of $11.0 million in the second quarter of 2009;

•	net contingent commission expense related to prior period development of $1.3 million and $2.4 million for the three and six months ended June 30, 2009, respectively;

•	an accrual of $1.0 million for severance payments to be made to a former executive in the second quarter of 2009; and

•

loss on interest rate swaps of $0.5 million and $4.9 million for the three and six months ended June 30, 2009, respectively, associated with the discontinuation of hedge accounting for the interest rate swaps.

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

Total revenues for the three months ended June 30, 2009 increased $0.6 million, or 0.5%, compared with the three months ended June 30, 2008. The increase was primarily due to reduced dependence on reinsurance in 2009.

The largest component of revenue is net premiums earned on insurance policies issued by our five affiliated insurance carriers. Net premiums earned for the current quarter increased $0.7 million, or 0.7%, compared with the prior year quarter. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. Net premiums earned during the current quarter on policies sold through our affiliated underwriting agencies (including retail and independent agencies) increased by $2.6 million, or 3.1%. This increase is primarily due to the termination of our quota-share reinsurance agreement for Louisiana and Alabama business. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $1.9 million, or 22.9%, compared with the prior year quarter.

The following table sets forth net premiums earned by distribution channel for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2009	2008
Our underwriting agencies	$87,761	$85,149
Unaffiliated underwriting agencies	6,460	8,374

Total net premiums earned	$94,221	$93,523

Commission Income and Fees. Another measurement of our performance is the relative level of production of commission income and fees. Commission income and fees consist of (a) policy, installment, premium finance and agency fees earned for business written or assumed by our insurance companies both through independent agents and our retail agencies and (b) the commission, premium finance and agency fee income earned on sales of unaffiliated, third-party companies’ insurance policies or other products sold by our retail agencies. These various types of commission income and fees are impacted in different ways by the decisions we make in pursuing our corporate strategy.

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

Commissions, premium finance and agency fees are earned on sales of unaffiliated (third-party) companies’ products sold by our retail agencies. As described above, in our owned stores, there can be a shift in the relative proportion of the sales of third-party insurance products as compared to sales of our own carriers’ products due to the relative competitiveness of our insurance products that could result in an increase in our commission income and fees from non-affiliated third-party insurers. We negotiate commission rates with the various third-party carriers whose products we agree to sell in our retail stores. As a result, the level of third-party commission income will also vary depending upon the mix by carrier of third-party products that are sold. In addition, we earn fees from the sales of other products and services such as auto club memberships, bond cards and tax preparation services offered by unaffiliated companies.

The following sets forth the components of consolidated commission income and fees earned for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2009	2008
Policyholder fees	$9,942	$10,852
Premium finance revenue	5,462	4,959
Commissions and fees	3,195	2,230
Agency fees	1,102	1,139
Other, net	178	173

Total commission income and fees	$19,879	$19,353

Total commission income and fees increased $0.5 million, or 2.7%, compared with the prior year quarter. Policyholder fees have decreased due to the lower overall volume of premiums written. We have experienced a steady increase in premium finance revenue since December 2007 when we began financing third-party premiums. Commissions and fees increased as a result of a revised rate structure in 2009 and more of our retail customers choosing third-party products due to the soft market conditions.

Net Investment Income and Other Income. Net investment income for the current quarter decreased $1.1 million, or 30.4%, compared with the prior year quarter. The decrease was primarily due to a reduction in yields and a 13.0% decrease in total average invested assets to $272.2 million during the current quarter from $312.9 million during the prior year quarter. The average investment yield was 2.6% (4.0% on a taxable equivalent basis) in the current quarter, compared with 3.4% (5.2% on taxable equivalent basis) in the prior year quarter.

As of June 30, 2009, we held $50.0 million, at amortized cost, and $39.3 million fair value of auction-rate tax-exempt securities. Generally, the interest rates for these securities are determined by bidding every 7, 28 or 35 days. When there are more sellers than buyers, an auction fails and bondholders that want to sell are unable to sell the securities. Auctions for these securities began to fail in late January 2008. Issuers remain obligated to pay interest and principal when due when an auction fails. Rates at failed auctions are set at a level established in the terms of the debt. In February 2008, investment banks stopped committing capital to the auctions and there have been widespread auctions failures since that time.

In August 2008, our broker announced settlements in principle with each of the Division Enforcement of the U.S. Securities and Exchange Commission (SEC), the New York Attorney General and other state agencies to purchase all of its clients’ auction-rate securities at par and several other items, including fines. In October 2008, our broker filed a prospectus with the SEC, which published a legally-binding offer to all authorized holders of auction-rate securities in our broker’s accounts (“the settlement”). The majority of our auction-rate securities qualify under the terms of the settlement. The time frames that our broker has set for buybacks have different start dates based upon the individual client’s size, which is determined by each client’s balance of investments held at our broker. For the majority of our auction-rate holdings, the buybacks are expected to occur between July 2010 and two years thereafter. In November 2008, the Company elected to participate in our broker’s offer to purchase our auction-rate securities at par. We classify our portfolio of auction-rate securities as trading and as of the quarter ended June 30, 2009, recorded a realized gain of $2.6 million for the change in fair value since March 31, 2009. As of June 30, 2009, the fair value of the settlement was $10.2 million, which we reported in other assets with the decrease in fair value of $2.1 million since March 31, 2009, reported in other income.

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

Losses and loss adjustment expenses for the current quarter increased $11.7 million, or 16.6%, compared with the prior year quarter. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 86.9% in the current quarter, compared with 75.1% in the prior year quarter. The increase in the loss ratio for the three months ended June 30, 2009 compared to the prior year quarter was due to increased losses from unfavorable development on reserve estimates for prior accident years of $11.0 million primarily due to $5.6 million for our Florida business, $3.7 million for our Michigan business, and $1.8 million for our Louisiana business.

The Florida losses were primarily the result of our decision to push the full coverage product in Florida in 2007 in response to the Personal Injury Protection (PIP) sunset in that state on October 1, 2007 and the development recorded in the second quarter primarily was for 2008. Inadequate pricing and product management produced significantly higher losses than anticipated. We have drastically reduced the production of this product by restricting writings by agent, territory and coverage based on where significant loss ratio swings occurred.

The following table displays the impact of loss development related to prior periods’ business on our loss ratio for the current quarter and the prior year quarter:

	Three Months Ended June 30,
	2009	2008
Loss ratio – current quarter	75.2%	75.0%
Adverse loss ratio development – prior period business	11.7	0.1

Reported loss ratio	86.9%	75.1%

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

Selling, general and administrative expenses increased $3.7 million, or 10.4%, compared with the prior year quarter. This increase was primarily related to a reduction in ceding commission of $2.8 million due to the termination of the Louisiana and Alabama quota-share agreement, contingent commissions related to prior period development of $1.3 million; and a severance charge of $1.0 million. These increases were partially offset by cost reduction initiatives implemented by management.

In July 2009, we suspended matching contributions to the 401(k) plan. This action is expected to decrease selling, general and administrative expenses by approximately $1.0 million annually. We are also examining the possible implementation of the following organizational changes by the end of 2009 including:

•	consolidating insurance operations into one location;

•	evaluating both agency and claims operations to identify certain consolidation opportunities; and

•	conducting a general business unit review to identify and implement additional expense savings opportunities.

We believe that the cumulative effect of all of the actions outlined above, including the sale of the Florida retail operations and the suspension of the 401(k) matching contributions, should produce expense savings of at least $10.0 million annually and the elimination of approximately 150 jobs.

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

The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended June 30,
	2009	2008
Amortization of deferred acquisition costs	$20,159	$18,592
Other selling, general and administrative expenses	19,357	17,208

Total selling, general and administrative expenses	$39,516	$35,800

Total as a percentage of net premiums earned	41.9%	38.3%

Beginning deferred acquisition costs	$25,807	$25,982
Additions	19,084	17,301
Amortization	(20,159)	(18,592)

Ending deferred acquisition costs	$24,732	$24,691

Amortization of deferred acquisition costs as a percentage of net premiums earned	21.4%	19.9%

During 2006, we developed a comprehensive implementation plan and supporting business case to consolidate and transform our primary business applications onto a new strategic platform. This plan encompasses consolidating and migrating our multiple claims, point-of-sale and policy administration systems onto single strategic platforms, as well as deploying new premium finance, reporting and business analytics capabilities. For all components of this systems transformation plan, we have selected a software package that we will configure and integrate to meet our unique needs. We believe this systems transformation will position us to realize significant strategic benefits including: systemic pricing advantage in our marketplace via consolidated and streamlined systems and operations; faster product time to market; additional retail revenue via premium financing; improved claims and underwriting performance via increased automated application of best practice processing rules; a platform to simplify and hasten post-merger and acquisition integration-reducing integration costs and accelerating synergies realization; and improved customer focus and retention. Through June 30, 2009, we have capitalized $39.3 million of costs related to the transformation. The agency management and premium finance systems were fully implemented in the first quarter of 2008. The insurance systems began to be implemented in June 2008 with the claims system implemented to support all of our operations except for our Louisiana and Alabama operations in the last six months of 2008. We are in the process of converting all remaining open claims from the legacy system to the new system (with the exception of Louisiana and Alabama). Through the second quarter of 2009, the new point-of-sale and policy administration system was implemented in South Carolina, Texas and Illinois. For the new policy administration system implementation, we plan to operate the legacy systems through the policies’ renewal dates when they will be converted to the new system. This will result in additional operating expense until the legacy systems can be retired.

Depreciation and Amortization. Depreciation and amortization expenses for the current quarter were consistent with the prior year quarter. Depreciation expense increased by $0.6 million, or 39.6%, primarily due to the implementation of the insurance systems mentioned above and amortization expense decreased by $0.6 million, or 81.0%, for the current quarter primarily as a result of lower amortization expense related to the purchase of USAgencies.

Loss on Interest Rate Swaps. Loss on interest rate swaps for the current quarter was $0.5 million. The modification of the senior credit facility effective March 27, 2009 resulted in the interest rate swaps becoming ineffective as cash flow hedges and are therefore carried at fair value. The loss relates to the impact on the determination of fair value associated with the general decline in short term interest rates implied in the current forward yield curve.

Interest Expense. Interest expense for the current quarter increased $2.3 million, or 52.3%, compared with the prior year quarter. This increase reflects the amortization of loan discount of $2.0 million resulting from the modification of the senior credit facility as well as the increased interest rate, which was partially offset by a lower loan balance due to principal reductions.

Income Taxes. Income tax benefit for the current quarter was $6.2 million, or an effective rate of 40.6%, as compared with income tax expense of $0.6 million, or an effective rate of 21.0%, for the prior year quarter. The higher effective tax rate for the current quarter was primarily due to the reversal of a $1.0 million valuation allowance resulting from management’s assessment that it is more likely than not that our capital loss carryforwards will be utilized.

Discontinued Operations. On June 24, 2009, the Company sold all of its retail stores and its franchise business in Florida effective May 31, 2009. The results of operations of the sold business have been classified as discontinued operations in the consolidated statements of income. The sale of these stores is expected to improve pretax income in the range of $1.0 million to $1.5 million annually.

The aggregate sales price was $4.0 million, which consisted of a $0.3 million cash payment received at closing, a secured 10% note in the principal amount of $2.7 million payable over five years, and a deferred payment of $1.0 million, subject to certain adjustments, due within 18 months of closing, which may be converted to a secured note at the purchaser’s option. Due to the uncertainty surrounding the financial viability of the debtor, the note and deferred payment have been recorded with no estimated net realizable value.

We assigned store operating leases to the purchaser, but remain contingently liable on five store leases in the event of default by the assignee. These five stores have future lease related payments totaling approximately $370,000 through August of 2012. We believe the likelihood of a liability being triggered under these leases is remote, and therefore no liability has been accrued for these lease obligations as of June 30, 2009.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

Total revenues for the six months ended June 30, 2009 decreased $2.8 million, or 1.2%, compared with the six months ended June 30, 2008. The decrease was primarily due to decreases in net investment income and net earned premium.

The largest component of revenue is net premiums earned on insurance policies issued by our five affiliated insurance carriers. Net premiums earned for the current period decreased $0.9 million, or 0.5%, compared with the prior year period. Since insurance premiums are earned over the service period of the policies, the revenue in the current period includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. Net premiums earned during the current period on policies sold through our affiliated underwriting agencies (including retail and independent agencies) increased by $3.5 million, or 2.1%. This increase is primarily due to the increase in retention on the Louisiana and Alabama business with the termination of our quota-share reinsurance agreement, which was partially offset by the macroeconomic environment and soft market conditions. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $4.5 million, or 25.6%, compared with the prior year period.

The following table sets forth net premiums earned by distribution channel for the current period and the prior year period (in thousands):

	Six Months Ended June 30,
	2009	2008
Our underwriting agencies	$174,473	$170,951
Unaffiliated underwriting agencies	12,972	17,440

Total net premiums earned	$187,445	$188,391

Commission Income and Fees.

The following sets forth the components of consolidated commission income and fees earned for the current period and the prior year period (in thousands):

	Six Months Ended June 30,
	2009	2008
Policyholder fees	$19,647	$22,436
Premium finance revenue	11,030	9,718
Commissions and fees	6,710	5,213
Agency fees	2,621	2,459
Other, net	443	372

Total commission income and fees	$40,451	$40,198

Commission income and fees increased $0.3 million, or 0.6%, compared with the prior year period. Policyholder fees have decreased due to the lower overall volume of premiums written. We have experienced a steady increase in premium finance revenue since December 2007 when we began financing third-party premiums. . Commissions and fees increased as a result of a revised rate structure in 2009 and more of our retail customers choosing third-party products due to the soft market conditions. Agency fees increased due to additional fees that we began collecting in April 2008.

Net Investment Income and Other Income. Net investment income for the current period decreased $3.1 million, or 39.2%, compared with the prior year period. The decrease was primarily due to a reduction in yields and a 21.7% decrease in total average invested assets to $269.1 million during the current period from $343.8 million during the prior year period. The average investment yield was 2.7% (4.1% on a taxable equivalent basis) in the current period, compared with 3.6% (5.5% on taxable equivalent basis) in the prior year period.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the current period increased $10.0 million, or 7.1%, compared with the prior year period. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 80.9% in the current period, compared with 75.2% in the prior year period. The increase in the loss ratio for the six months ended June 30, 2009 compared to the prior year period was due to increased losses from unfavorable development on reserve estimates for prior accident years of $11.0 million primarily due to $5.6 million for our Florida business, $3.7 million for our Michigan business, and $1.8 million for our Louisiana business.

The Michigan losses were the result of prior accident year development exceeding original estimates. The Florida losses were the result of our decision to push the full coverage product in Florida in 2007 in response to the Personal Injury Protection (PIP) sunset in that state on October 1, 2007 and the development recorded in the second quarter primarily was for 2008. Inadequate pricing and product management produced significantly higher losses than anticipated. We have drastically reduced the production of this product by restricting writings by agent, territory and coverage based on where significant loss ratio swings occurred.

The following table displays the impact of loss development related to prior periods’ business on our loss ratio for the current period and the prior year period:

	Six Months Ended June 30,
	2009	2008
Loss ratio – current period	75.0%	74.3%
Adverse loss ratio development – prior period business	5.9	0.9

Reported loss ratio	80.9%	75.2%

Selling, General and Administrative Expenses. The largest component of selling, general and administrative expenses is personnel costs, including payroll, benefits and accrued bonus expenses. Selling, general and administrative expenses increased $9.6 million, or 13.8%, compared with the prior year period. This increase was primarily related to a return of ceding commission of $8.3 million due to the termination of the Louisiana and Alabama quota share agreement in 2009; contingent commissions related to prior period development of $3.7 million; and a severance charge of $1.3 million. These increases were partially offset by cost reduction initiatives implemented by management.

The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Six Months Ended June 30,
	2009	2008
Amortization of deferred acquisition costs	$38,235	$36,287
Other selling, general and administrative expenses	41,401	33,716

Total selling, general and administrative expenses	$79,636	$70,003

Total as a percentage of net premiums earned	42.5%	37.2%

Beginning deferred acquisition costs	$21,993	$24,536
Additions	40,974	36,442
Amortization	(38,235)	(36,287)

Ending deferred acquisition costs	$24,732	$24,691

Amortization of deferred acquisition costs as a percentage of net premiums earned	20.4%	19.3%

Depreciation and Amortization. Depreciation and amortization expenses for the current period increased $0.1 million, or 1.5%, compared with the prior year period. Depreciation expense increased by $1.4 million, or 45.1%, primarily due to the implementation of the insurance systems mentioned above and amortization expense decreased by $1.3 million, or 80.5%, for the current period primarily as a result of decreasing amortization related to the purchase of USAgencies.

Gain on Extinguishment of Debt. In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company evaluated the present value of the cash flows under the terms of the amended credit agreement to determine if they were at least 10 percent different from the present value of the remaining cash flows under the terms of the original credit agreement. It was determined that the terms were substantially different and therefore should be accounted for as a debt extinguishment. The amended debt agreement was recorded at fair value, which was determined to be $112.5 million, with the discount to be amortized as interest expense over the remaining life of the note using the effective interest method. In addition, $1.8 million of new debt issuance costs were incurred, which were capitalized and are being amortized to interest expense over the term of the amended credit agreement.

We recorded a $19.4 million pretax, non-cash gain on extinguishment of debt as a result of this transaction, which is included in a separate line item in the accompanying consolidated statement of income for the six months ended June 30, 2009. The $19.4 million debt extinguishment gain resulted from a $24.2 million discount representing the difference between the carrying value of the original credit agreement and the fair value of the new modified credit agreement, net of $0.7 million of term lender consent fees and the write-off of $4.1 million of deferred debt issuance costs relating to the original credit agreement.

Loss on Interest Rate Swaps. Loss on interest rate swaps for the current period was $4.9 million. The modification of the senior credit facility effective March 27, 2009 resulted in the interest rate swaps becoming ineffective as cash flow hedges and are therefore carried at fair value. The loss relates to the impact on the determination of fair value associated with the general decline in short term interest rates implied in the current forward yield curve.

On March 27, 2009, we entered into an amendment to the senior secured credit facility, which was considered an extinguishment of debt under EITF 96-19. As a result, the previously hedged interest payments will not occur. Therefore, the amount recorded in accumulated other comprehensive loss through March 27, 2009 was reclassified to earnings as loss on interest rate swaps. Subsequent to March 27, 2009, we record changes in the fair value of the derivative instruments in earnings, as gain or loss on interest rate swaps.

Interest Expense. Interest expense for the current period increased $0.9 million, or 9.0%, compared with the prior period. This increase reflects the amortization of loan discount of $2.1 million resulting from the modification of the senior credit facility as well as the increased interest rate, which was partially offset by a lower loan balance due to principal reductions.

Income Taxes. Income tax benefit for the current period was $1.9 million, or an effective rate of 1,815%, as compared with income tax expense of $2.3 million, or an effective rate of 25.1%, for the prior year period. The higher effective tax rate for the current period was primarily due to the reversal of a $1.0 million valuation allowance resulting from management’s assessment that it is more likely than not that capital loss carryforwards will be utilized and the higher level of tax-exempt income in 2008.

Discontinued Operations. On June 24, 2009, the Company sold all of its retail stores and its franchise business in Florida effective May 31, 2009. The results of operations of the sold business have been classified as discontinued operations in the consolidated statements of income.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

The payment of dividends by our non-insurance company subsidiaries are restricted under the terms of the amendment to the senior secured credit facility. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally used to service our corporate financial obligations, such as debt service under the terms of the amendment to the senior secured credit facility. As of June 30, 2009, we had $5.7 million of cash and equivalents at the holding company level and $13.1 million of cash and cash equivalents at our non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of June 30, 2009, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position. However, as mentioned previously, our nonregulated entities provide adequate cash flow to fund their own operations. In February 2009, we obtained approval from the New York Department of Insurance for one of our insurance subsidiaries to retire one million shares of its stock for $2.9 million and approved payment of an extraordinary dividend for $0.1 million.

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At June 30, 2009, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of the amount that would require any corrective actions.

Our operating subsidiaries’ primary sources of funds are premiums received, commission and fee income, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.

We believe that existing cash and investment balances, as well as new cash flows generated from operations and available borrowings under our other credit facilities, will be adequate to meet our capital and liquidity needs during the 12-month period following the date of this report at both the holding company and insurance company levels. We do not currently know of any events that could cause a material increase or decrease in our long-term liquidity needs other than the debt service requirements of the senior secured credit facility.

Senior secured credit facility. On March 27, 2009, we entered into an amendment to the facility. The amendment included the following changes:

•	The leverage ratio covenant calculation was changed to include only amounts borrowed under the facility. In addition, the quarterly requirements were changed for the remaining term of the facility;

•	The interest coverage ratio covenant calculation was changed to include only interest expense paid in cash. In addition, the quarterly requirements were changed for the remaining term of the facility;

•	The combined ratio covenant was replaced with a loss ratio covenant;

•	The fixed charge coverage ratio was changed to include only interest expense paid in cash. In addition, the annual requirements were changed for the remaining term of the facility;

•	The consolidated net worth covenant calculation was changed to a covenant that excludes goodwill and includes subordinated debt;

•	Asset sales are now allowed for transactions with less than 80% of cash proceeds. Financing is limited to $5.0 million per transaction and $10.0 million in the aggregate;

•	A sale and leaseback transaction of capitalized technology assets is allowed for up to $30.0 million;

•	The pricing under the agreement was changed as follows:

•	A LIBOR floor of 3.0% was established.

•

Pricing depends on the amount of the leverage ratio. If the leverage ratio is greater than 2.0, the pricing is LIBOR plus 6.25%. If the leverage ratio is greater than 1.5 and less than or equal to 2.0, the pricing is LIBOR plus 6.00%. If the leverage ratio is less than or equal to 1.5, the pricing is LIBOR plus 5.75%;

•	Common stock dividends are permitted only if the leverage ratio is less than or equal to 1.5;

•	The annual excess cash flow payment was changed to 50 percent of non-regulated cash flow and 75 percent of dividends paid from regulated insurance companies; and

•	The revolving facility was reduced from $20.0 million to $10.0 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities and auction-rate tax-exempt securities classified as trading. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of less than three years. The fair value of our fixed-income securities as of June 30, 2009 was $277.3 million. The effective average duration of the portfolio as of June 30, 2009 was 1.5 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 1.5%, or $4.2 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 1.5%, or $4.2 million, increase in the market value of our fixed-income investment portfolio.

Our senior secured credit facility is also subject to interest rate risk. During the first quarter of 2009, we entered into an amendment that changed the pricing to be tiered based on the leverage ratio and includes a LIBOR floor of 3.0%. The interest rate is floating based on LIBOR plus increments tied to the Company’s leverage ratio. If the leverage ratio is greater than 2.0, the pricing is LIBOR plus 6.25%. If the leverage ratio is greater than 1.5 and less than or equal to 2.0, the pricing is LIBOR plus 6.00%. If the leverage ratio is less than or equal to 1.5, the pricing is LIBOR plus 5.75%.

Derivative financial instruments are reported at fair value on the consolidated balance sheet. Our current derivative instruments consist of two interest rate swaps entered into in 2007 and 2008, with an aggregate notional amount of $115.0 million outstanding at June 30, 2009. One swap instrument has a notional amount outstanding of $50.0 million that requires quarterly settlements whereby we pay a fixed rate of 4.993% and receive a three-month LIBOR rate. The second interest rate swap has a notional amount of $65.0 million outstanding, for which we pay a fixed rate of 3.031% and receive a three-month LIBOR rate. The interest rate swaps were previously designated as hedges against the variability of cash flows associated with that portion of the senior secured credit facility.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At June 30, 2009, our fixed-income investments were invested in the following: U.S. Treasury and government agencies securities 5.6%, corporate debt securities 19.3%, resident mortgaged-backed securities 1.9% and states and political subdivisions securities 73.2%. At June 30, 2009, all of our fixed-income securities were rated “A” or better by nationally recognized statistical rating organizations. The average quality of our portfolio was “AA-” at June 30, 2009.

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	June 30, 2009	December 31, 2008
Total invested assets	$277,273	$259,143
Tax-equivalent book yield	4.10%	4.75%
Average duration in years	1.50	1.58
Average S&P rating	AA-	AA

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

The table below presents the total amount of receivables due from reinsurance as of June 30, 2009 and December 31, 2008, respectively (in thousands):

	June 30, 2009	December 31, 2008
Michigan Catastrophic Claims Association	$16,388	$15,989
Vesta Insurance Group	14,365	14,223
Quota-share reinsurer for Louisiana and Alabama business	9,453	28,951
Other	3,909	4,168

Total reinsurance recoverable	$44,115	$63,331

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), Affirmative Insurance Company (AIC) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura Property and Casualty Insurance Company from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 1, 2004. On August 30, 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At June 30, 2009, the VFIC Trust held $17.2 million consisting of $12.5 million of a Treasury money market account and $4.7 million of corporate bonds rated BBB or higher (after cumulative withdrawals of $7.6 million through June 30, 2009) to collateralize the $16.8 million gross recoverable from VFIC.

At June 30, 2009, $13.2 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG-affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $22.4 million (including accrued interest) in securities (the AIC Trust). The Special Deputy Receiver (SDR) in Texas drew down the AIC Trust in the amount of $0.5 million through June 2009.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of June 30, 2009, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 of Notes to Consolidated Financial Statements, “Legal and Regulatory Proceedings.”

Item 1A.	Risk Factors

There are no material changes to those risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 2, 2009 our annual meeting of stockholders was held in our Burr Ridge, Illinois offices. A total of 15,129,144 of our shares of common stock were present or represented by proxy at the annual meeting. This represented approximately 98.14% of our shares outstanding on the record date. Two proposals were voted upon at our annual meeting and each was approved. Each of Kevin R. Callahan, Thomas C. Davis, Nimrod T. Frazer, Avshalom Y. Kalichstein, Suzanne T. Porter, David I. Schamis, J. Christopher Teets and Paul J. Zucconi was re-elected as a director, each to serve until our next annual meeting of stockholders and until his or her successor is duly elected and qualified. In addition, our Audit Committee’s appointment of KPMG LLP as our independent registered public accounting firm for 2009 was ratified by our stockholders.

The table set forth below states the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each of the proposals voted upon at our annual meeting of stockholders:

Description of Matter		For	Against	Withheld	Abstentions	Broker Non-Votes
1.	Election of Directors:

	Kevin R. Callahan	14,765,948	n/a	363,196	n/a	n/a

	Thomas C. Davis	14,782,923	n/a	346,221	n/a	n/a

	Nimrod T. Frazer	13,499,436	n/a	1,629,708	n/a	n/a

	Avshalom Y. Kalichstein	13,483,330	n/a	1,645,814	n/a	n/a

	Suzanne T. Porter	14,782,423	n/a	346,721	n/a	n/a

	David I. Schamis	13,495,589	n/a	1,633,555	n/a	n/a

	J. Christopher Teets	14,782,423	n/a	346,721	n/a	n/a

	Paul J. Zucconi	14,782,423	n/a	346,721	n/a	n/a

2.	Ratification of the Appointment of KPMG LLP as Affirmative Insurance Holdings, Inc.’s Independent Registered Public Accountants for 2009.	14,846,659	82,232	n/a	200,253	n/a

Item 6.	Exhibits

31.1	Certification of Kevin R. Callahan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Kevin R. Callahan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.
Date: August 10, 2009
/s/ Michael J. McClure
	By:	Michael J. McClure
Executive Vice President and Chief Financial Officer
(and in his capacity as Principal Financial Officer)