Form 10-Q
period 2009-09-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2009-11-09
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of November 4, 2009: 15,415,358

AFFIRMATIVE INSURANCE HOLDINGS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Investment securities, at fair value
Trading securities	$37,694	$40,155
Available-for-sale securities	229,447	218,988
Cash and cash equivalents	53,369	66,513
Fiduciary and restricted cash	14,022	20,109
Accrued investment income	3,473	3,106
Premiums and fees receivable, net	64,124	57,805
Premium finance receivable, net	47,153	40,987
Commissions receivable	2,063	1,840
Receivable from reinsurers	42,064	63,331
Deferred acquisition costs	24,425	21,993
Deferred tax assets	21,173	16,459
Federal income taxes receivable	—	1,316
Investment in real property, net	5,761	5,848
Property and equipment (net of accumulated depreciation of $31,963 and $25,550 for 2009 and 2008)	41,189	42,143
Goodwill	163,570	163,650
Other intangible assets, net	16,863	17,255
Prepaid expenses	6,468	8,967
Other assets (net of allowance for doubtful accounts of $7,213 for 2009 and 2008)	14,231	11,586

Total assets	$787,089	$802,051

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses, loss adjustment expenses and deposits	$197,253	$204,637
Unearned premium	117,383	109,097
Amounts due reinsurers	3,207	5,146
Deferred revenue	10,301	5,943
Senior secured credit facility	110,150	136,677
Notes payable	76,895	76,909
Federal income taxes payable	1,237	—
Other liabilities	49,830	47,159

Total liabilities	566,256	585,568

Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized, 17,768,721 shares issued and 15,415,358 shares outstanding at September 30, 2009 and December 31, 2008	178	178
Additional paid-in capital	164,470	163,707
Treasury stock, at cost (2,353,363 shares at September 30, 2009 and December 31, 2008)	(32,880)	(32,880)
Accumulated other comprehensive income (loss)	3,343	(1,849)
Retained earnings	85,722	87,327

Total stockholders’ equity	220,833	216,483

Total liabilities and stockholders’ equity	$787,089	$802,051

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)
Revenues
Net premiums earned	$88,561	$87,511	$276,006	$275,902
Commission income and fees	20,024	18,446	60,474	58,646
Net investment income	2,399	2,952	7,284	10,982
Net realized gains (losses)	17	(52)	604	55
Other income	512	—	1,049	—

Total revenues	111,513	108,857	345,417	345,585

Expenses
Losses and loss adjustment expenses	70,293	70,576	221,860	212,154
Selling, general and administrative expenses	38,092	37,758	117,728	107,762
Depreciation and amortization	2,341	2,836	7,131	7,556

Total expenses	110,726	111,170	346,719	327,472

Operating income (loss)	787	(2,313)	(1,302)	18,113

Gain on extinguishment of debt	—	—	19,434	—
Loss on interest rate swaps	926	—	5,872	—
Interest expense	6,425	4,305	17,143	14,136
Other intangible assets impairment	—	212	—	212

Income (loss) from continuing operations before income tax expense	(6,564)	(6,830)	(4,883)	3,765
Income tax benefit	(3,172)	(3,380)	(4,634)	(681)

Income (loss) from continuing operations	(3,392)	(3,450)	(249)	4,446
Discontinued operations (Note 14)
Loss from operations (including loss on disposal of $961)	(47)	(678)	(1,835)	(1,969)
Other intangible assets impairment	—	(4,397)	—	(4,397)
Income tax benefit	(17)	(1,908)	(479)	(2,272)

Loss from discontinued operations	(30)	(3,167)	(1,356)	(4,094)

Net income (loss)	$(3,422)	$(6,617)	$(1,605)	$352

Basic income (loss) per common share:
Continuing operations	$(0.22)	$(0.22)	$(0.01)	$0.29
Discontinued operations	(0.00)	(0.21)	(0.09)	(0.27)

Net income (loss)	$(0.22)	$(0.43)	$(0.10)	$0.02

Diluted income (loss) per common share:
Continuing operations	$(0.22)	$(0.22)	$(0.01)	$0.29
Discontinued operations	(0.00)	(0.21)	(0.09)	(0.27)

Net income (loss)	$(0.22)	$(0.43)	$(0.10)	$0.02

Weighted average common shares outstanding:
Basic	15,415	15,415	15,415	15,415

Diluted	15,415	15,415	15,415	15,415

Dividends declared per common share	$—	$0.02	$—	$0.06

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Nine Months Ended September 30,
	2009		2008
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Common stock
Balance at beginning of year and end of period	17,768,721	$178	17,768,721	$178

Additional paid-in capital
Balance at beginning of year		163,707		162,603
Stock-based compensation expense		763		789

Balance at end of period		164,470		163,392

Retained earnings
Balance at beginning of year		87,327		87,122
Net income (loss)		(1,605)		352
Dividends declared		—		(925)

Balance at end of period		85,722		86,549

Treasury stock
Balance at beginning of year and end of period	2,353,363	(32,880)	2,353,363	(32,880)

Accumulated other comprehensive income (loss)
Balance at beginning of year, net of tax		(1,849)		22
Unrealized gain (loss) on available-for-sale investment securities, net of tax		1,334		(7,999)
Unrealized gain on cash flow hedges, net of tax		3,858		126

Balance at end of period, net of tax		3,343		(7,851)

Total stockholders’ equity	15,415,358	$220,833	15,415,358	$209,388

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)
Net income (loss)	$(3,422)	$(6,617)	$(1,605)	$352
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities, net of tax	656	(5,625)	1,334	(7,999)
Unrealized gain (loss) on cash flow hedges, net of tax	—	(329)	3,858	126

Other comprehensive income (loss), net	656	(5,954)	5,192	(7,873)

Total comprehensive income (loss)	$(2,766)	$(12,571)	$3,587	$(7,521)

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(1,605)	$352
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangible assets	7,164	7,648
Stock-based compensation expense	848	789
Amortization of debt issuance and modification costs	577	1,006
Amortization of debt discount	3,960	—
Realized gains from sales of available-for-sale securities	(230)	(43)
Realized gain on trading securities	(44)	—
Other income	(1,049)	—
(Gain) loss on disposal of assets (including sale of business)	631	(8)
Amortization of premiums on investments, net	2,501	1,894
Provision for doubtful premiums receivable	749	395
Other intangible assets impairment	—	4,609
Gain on extinguishment of debt	(19,434)	—
Loss on interest rate swaps	5,872	—
Change in operating assets and liabilities:
Fiduciary and restricted cash	6,087	(5,923)
Premiums, fees and commissions receivable	(7,291)	6,932
Reserves for losses and loss adjustment expenses	(7,384)	(13,510)
Amounts due from reinsurers	19,328	4,531
Premium finance receivable, net (related to our insurance premiums)	(5,255)	(1,583)
Deferred revenue	4,358	(470)
Unearned premium	8,286	(10,142)
Deferred acquisition costs	(2,432)	1,796
Deferred tax assets	(7,510)	(3,434)
Federal income taxes receivable (payable)	2,553	3,563
Other	(608)	(2,343)

Net cash provided by (used in) operating activities	10,072	(3,941)

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	19,237	100,266
Proceeds from maturities of available-for-sale securities	57,717	53,576
Proceeds from sales of trading securities	2,505	—
Purchases of available-for-sale securities	(87,631)	(64,743)
Premium finance receivable, net (related to third-party insurance premiums)	(911)	(5,584)
Purchases of property and equipment	(6,070)	(16,465)
Proceeds from insurance recoveries	600	—
Net cash paid for acquisitions	(60)	(188)
Proceeds from sale of business	250	—

Net cash provided by (used in) investing activities	(14,363)	66,862

Cash flows from financing activities
Principal payments on senior secured credit facility	(6,321)	(59,941)
Debt modification costs paid	(2,532)	—
Dividends paid	—	(925)

Net cash used in financing activities	(8,853)	(60,866)

Net increase (decrease) in cash and cash equivalents	(13,144)	2,055
Cash and cash equivalents at beginning of year	66,513	44,048

Cash and cash equivalents at end of period	$53,369	$46,103

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,569	$13,825
Cash paid for income taxes	774	368

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General

Affirmative Insurance Holdings, Inc. (“Affirmative” or “the Company”) , formerly known as Instant Insurance Holdings, Inc., was incorporated in Delaware in June 1998 and completed an initial public offering of its common stock in July 2004. In this report, the terms “we,” “us”, “management,” or “our,” refer to Affirmative Insurance Holdings, Inc. and all entities included in our consolidated financial statements. We are a distributor and producer of non-standard personal automobile insurance policies and related products and services for individual consumers in targeted geographic markets. Non-standard personal automobile insurance policies provide coverage to drivers who find it difficult to obtain insurance from standard automobile insurance companies due to their lack of prior insurance, age, driving record, limited financial resources or other factors. Non-standard personal automobile insurance policies generally require higher premiums than standard automobile insurance policies for comparable coverage. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas, and Wisconsin) and distributing our own insurance policies through independent agents or brokers in 11 states (Louisiana, Texas, Illinois, Alabama, California, Michigan, Florida, Missouri, Indiana, South Carolina, and New Mexico).

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

Recently Issued Accounting Standards

Effective July 1, 2009, The Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification (ASC or Codification), which superseded all existing non-SEC accounting and reporting standards under U.S. GAAP and became the single official source for U.S. authoritative GAAP combined with guidance issued by the U.S. Securities and Exchange Commission (SEC), and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The FASB no longer issues new standards in the form of Statements of Financial Accounting Standards (SFAS), FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, amendments to the Codification are made by issuing “Accounting Standards Updates”. The Codification did not change existing GAAP. Accordingly, the issuance of the codification did not impact the Company’s consolidated results of operations or financial condition.

Two FASB standards issued in June 2009, SFAS No. 166, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140 (SFAS 166); and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167) have not been added to the Codification as of September 30, 2009, and are not effective as of that date without the ability to early adopt.

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

In May 2009, the FASB issued authoritative guidance establishing general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. It should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. This guidance requires companies to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. Beginning in financial reporting periods ending after June 15, 2009, companies must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted this standard in the second quarter of 2009 and it had no material impact on the consolidated results of operations or financial condition. Management evaluated subsequent events for recognition or disclosure through November 9, 2009.

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB that amended and expanded the disclosure requirements to provide users of financial statements with enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. This standard requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued authoritative guidance that requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The Company adopted this guidance in the second quarter of 2009, the impact of which related only to disclosures of the Company’s debt and did not have a material impact on the Company’s consolidated financial statements.

In the second quarter of 2009, the Company adopted authoritative guidance issued by the FASB that amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. This guidance did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

In the second quarter of 2009, the Company adopted authoritative guidance issued by the FASB on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that may indicate that a transaction is not orderly. Adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

In August, the FASB issued authoritative guidance on measuring the fair value of liabilities and clarifies that the quoted price for an identical liability, when traded as an asset in an active market, is also a Level 1 measurement, the highest priority in the fair value hierarchy, when no adjustment to the quoted price is required. This guidance is effective for interim and annual periods beginning after August 27, 2009. The Company does not anticipate any revisions in valuation techniques to be considered necessary as a result of adopting this guidance in the fourth quarter of 2009.

3.	Goodwill and Other Intangible Assets

The Company completed its annual goodwill and indefinite lived intangible asset impairment analyses as of September 30, 2009. The Company reports under a single reporting segment and, as such, the goodwill analysis is measured under one reporting unit. Consistent with prior assessments, the fair value of the Company’s reporting unit was determined using an internally developed discounted cash flow methodology and other relevant indicators of value available in the market place such as market transactions and trading values of similar companies. Based upon the results of the assessment, the Company concluded that the carrying values of goodwill and other intangible assets were not impaired as of September 30, 2009. As of September 30, 2008, the Company concluded that the carrying value of other intangible assets related to the Company’s Florida operations exceeded their fair value, resulting in an impairment loss of $4.4 million for indefinite lived other intangible assets and $0.2 million for amortizing other intangible assets.

4.	Trading Investment Securities

The amortized cost, realized losses and estimated fair value of our trading securities were as follows (in thousands):

	Amortized Cost	Total Realized Losses	Fair Value
September 30, 2009	$48,790	$(11,096)	$37,694
December 31, 2008	51,295	(11,140)	40,155

Our trading investment securities consist solely of auction-rate tax-exempt securities. Generally, the interest rates for these securities are determined by bidding every 7, 28 or 35 days. When there are more sellers than buyers, an auction fails and bondholders that want to sell are unable to sell the securities. Auctions for these securities began to fail in early 2008 and investment banks stopped committing capital to the auctions. Issuers remain obligated to pay interest and principal when due when an auction fails. Rates at failed auctions are set at a level established in the terms of the debt.

In August 2008, our broker announced settlements in principle with each of the Division of Enforcement of the U.S. Securities and Exchange Commission (SEC), the New York Attorney General and other state agencies to purchase all of its clients’ auction-rate securities at par and several other items, including fines. In October 2008, our broker filed a prospectus with the SEC, which published a legally-binding offer to all authorized holders of auction-rate securities in our broker’s accounts (“the settlement”). The time frames that our broker has set for buybacks have different start dates based upon the individual client’s size, which is determined by each client’s balance of investments held at our broker. For the majority of our auction-rate holdings, the buybacks are expected to occur between July 2010 and two years thereafter. In November 2008, the Company elected to participate in our broker’s offer to purchase our auction-rate securities at par. In November 2008, we classified our portfolio of auction-rate securities as trading. At September 30, 2009 and December 31, 2008, the fair value of the settlement was $10.7 million and $9.6 million, respectively, which is recorded in other assets with changes in fair value recorded in other income.

5.	Available-for-Sale Investment Securities

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

The amortized cost, gross unrealized gains (losses), and estimated fair value of our investments at September 30, 2009, and December 31, 2008, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
U.S. Treasury and government agencies	$14,531	$308	$—	$14,839
Residential mortgage-backed securities	4,601	380	—	4,981
States and political subdivisions	141,258	3,148	(38)	144,368
Corporate debt securities	63,913	1,381	(35)	65,259

Total	$224,303	$5,217	$(73)	$229,447

December 31, 2008
U.S. Treasury and government agencies	$28,482	$416	$(107)	$28,791
Residential mortgage-backed securities	5,829	337	—	6,166
States and political subdivisions	180,601	2,712	(237)	183,076
Corporate debt securities	986	—	(31)	955

Total	$215,898	$3,465	$(375)	$218,988

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. Our amortized cost and estimated fair value of fixed-income securities at September 30, 2009 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$83,842	$84,700
Due after one year through five years	126,475	130,170
Due after five years through ten years	6,515	6,734
Due after ten years	2,870	2,862
Mortgage-backed securities	4,601	4,981

Total	$224,303	$229,447

At September 30, 2009, we owned approximately $25.7 million of pre-refunded municipal bonds. These pre-refunded municipal bonds have contractual maturities in excess of ten years. However, due to pre-refunding, these securities will be called by the issuer generally within three years or less. Pre-refunded municipal bonds are created when municipalities issue new debt to refinance debt issued when interest rates were higher. Once the refinancing is completed, the issuer uses the proceeds to purchase U.S. Treasury securities and places these securities in an escrow account. These proceeds are then used to pay interest and principal on the original debt until the bond is called.

Our amortized cost and estimated fair value of pre-refunded municipal bonds at September 30, 2009 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$10,007	$10,191
Due after one year through five years	10,197	10,477
Due after five years through ten years	2,073	2,207
Due after ten years	2,870	2,862

Total	$25,147	$25,737

Proceeds from sales, maturities, and principal receipts of available-for-sale investment securities were $77.0 million, of which proceeds from investments sold prior to maturity were $19.3 million, and proceeds from investment maturities were $57.7 million for the nine months ended September 30, 2009.

Gross realized gains and losses on investments for the nine months ended September 30, 2009, are summarized as follows (in thousands):

Gross gains	$251
Gross losses	(21)

Total	$230

The following tables show our investments with fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
States and political subdivisions	$3,950	$(6)	$1,047	$(32)	$4,997	$(38)
Corporate debt securities	7,536	(35)	—	—	7,536	(35)

Total	$11,486	$(41)	$1,047	$(32)	$12,533	$(73)

	December 31, 2008
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$6,861	$(107)	$—	$—	$6,861	$(107)
States and political subdivisions	22,241	(214)	940	(23)	23,181	(237)
Corporate debt securities	954	(31)	—	—	954	(31)

Total	$30,056	$(352)	$940	$(23)	$30,996	$(375)

At September 30, 2009, our portfolio contained approximately 21 individual investment securities that are in an unrealized loss position.

The unrealized losses at September 30, 2009 were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) the Company’s intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At September 30, 2009, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

6.	Reinsurance

In the ordinary course of business, we place reinsurance with other insurance companies in order to provide greater diversification of our business and limit the potential for losses arising from large risks. In addition, we assume reinsurance from other insurance companies.

The effect of reinsurance on premiums written and earned and loss and loss adjustment expenses was as follows (in thousands):

	Three Months Ended September 30,
	2009			2008
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$71,636	$71,930	$57,944	$75,581	$84,185	$63,746
Reinsurance assumed	19,789	17,311	13,344	13,834	14,335	11,655
Reinsurance ceded	(862)	(680)	(995)	(10,689)	(11,009)	(4,825)

Total	$90,563	$88,561	$70,293	$78,726	$87,511	$70,576

	Nine Months Ended September 30,
	2009			2008
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$224,367	$226,913	$186,732	$254,380	$265,677	$199,913
Reinsurance assumed	61,526	51,084	38,441	45,424	44,391	36,478
Reinsurance ceded	8,331	(1,991)	(3,313)	(34,604)	(34,166)	(24,237)

Total	$294,224	$276,006	$221,860	$265,200	$275,902	$212,154

Under certain of our reinsurance transactions, we receive ceding commissions. The ceding commission rate structure varies based on loss experience. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations. Effective January 1, 2009, we terminated our quota share reinsurance contract on a cut-off basis and received $10.5 million of returned unearned premiums, net of $2.6 million returned ceding commissions. In 2008, ceding commissions recognized as a reduction of selling, general and administrative expense were $2.5 million and $8.1 million for the three months and nine months ended September 30, 2008, respectively.

The amount of loss reserves and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations is as follows (in thousands):

	September 30, 2009	December 31, 2008
Losses and loss adjustment expense reserves	$32,444	$40,667
Unearned premium reserve	715	11,037

Total	$33,159	$51,704

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiaries, Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura), had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At September 30, 2009, the VFIC Trust held $17.4 million (after cumulative withdrawals of $7.6 million through September 30, 2009), consisting of $12.6 million of a U.S. Treasury money market account and $4.8 million of corporate bonds rated BBB or higher, to collateralize the $14.3 million gross recoverable from VFIC.

At September 30, 2009, net amounts owed by AIC and Insura under reinsurance agreements with the VIG-affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian) were $13.2 million. Affirmative established a trust account to collateralize this payable, which currently holds $22.4 million (including accrued interest) in securities (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through September 2009.

The Michigan Catastrophic Claims Association (MCCA) is a reinsurance facility that covers no-fault medical losses above a specific retention amount. For policies effective from July 1, 2009 to June 30, 2010, the required retention is $0.5 million. As a writer of personal automobile policies in the state of Michigan, we cede premiums and claims to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders. Our ceded premiums written to the MCCA were $0.7 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively, and $1.5 million for the nine months ended September 30, 2009 and 2008.

We have an assumed reinsurance agreement with a Texas county mutual insurance company (the county mutual), whereby we assume 100% of the policies issued by the county mutual for business produced by our owned MGAs. The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. The county mutual reinsurance agreement may be terminated by either party upon prior written notice of not less than 90 days. In the event of such termination, the MGA agrees to produce automobile insurance business in the State of Texas solely for the benefit of the county mutual for a period of ten years. The county mutual reinsurance agreement automatically terminates on January 1, 2014. Assumed written premiums from the county mutual were $19.8 million and $13.8 million for the three months ended September 30, 2009 and 2008, and $61.5 million and $45.4 million for the nine months ended September 30, 2009 and 2008, respectively.

7.	Premium Finance Receivables, Net

Finance receivables (issued for policies by both the Company and third-party insurance carriers) are secured by unearned premiums from the underlying insurance policies and consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Premium finance contracts	$50,276	$43,657
Unearned finance charges	(2,643)	(2,265)
Allowance for credit losses	(480)	(405)

Total	$47,153	$40,987

8.	Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commission, advertising, premium taxes, underwriting and agency expenses, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related policy acquisition expenses amortized to expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Beginning balance	$24,732	$24,691	$21,993	$24,536
Additions	18,740	18,153	59,517	54,595
Amortization	(19,047)	(20,104)	(57,085)	(56,391)

Ending balance	$24,425	$22,740	$24,425	$22,740

9.	Senior Secured Credit Facility

On March 27, 2009, we entered into an amendment to the senior secured credit facility. The amendment included the following changes:

•	The leverage ratio covenant calculation was changed to include only amounts borrowed under the facility. In addition, the quarterly requirements were changed for the remaining term of the facility;

•	The interest coverage ratio covenant calculation was changed to include only interest expense paid in cash. In addition, the quarterly requirements were changed for the remaining term of the facility;

•	The combined ratio covenant was replaced with a loss ratio covenant;

•	The fixed charge coverage ratio was changed to include only interest expense paid in cash. In addition, the annual requirements were changed for the remaining term of the facility;

•	The consolidated net worth covenant calculation was changed to a covenant that excludes goodwill and includes subordinated debt;

•	Asset sales are now allowed for transactions with less than 80% of cash proceeds. Financing is limited to $5.0 million per transaction and $10.0 million in the aggregate;

•	A sale and leaseback transaction of capitalized technology assets is allowed for up to $30.0 million;

•	The pricing under the agreement was changed as follows:

•	A LIBOR floor of 3.0% was established; and

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

In accordance with ASC 470-50 Debt-Modifications and Extinguishments, the Company evaluated the present value of the cash flows under the terms of the amended credit agreement to determine if they were at least 10 percent different from the present value of the remaining cash flows under the terms of the original credit agreement. It was determined that the terms were substantially different and therefore should be accounted for as a debt extinguishment. The amended debt agreement was recorded at fair value, which was determined to be $112.5 million, with the discount to be amortized as interest expense over the remaining life of the note using the effective interest method. In addition, $1.8 million of new debt issuance costs were incurred, which were capitalized and will be amortized to interest expense over the term of the amended credit agreement.

We recorded a $19.4 million pretax, non-cash gain on extinguishment of debt as a result of this transaction, which is included in a separate line item in the accompanying consolidated statement of income (loss) for the nine months ended September 30, 2009. The $19.4 million debt extinguishment gain resulted from a $24.2 million discount representing the difference between the carrying value of the original credit agreement and the fair value of the new modified credit agreement, net of $0.7 million of term lender consent fees and the write-off of $4.1 million of deferred debt issuance costs relating to the original credit agreement. As of September 30, 2009, the principal balance of the senior secured credit facility was $130.4 million.

10.	Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Current tax expense (benefit)	$2,223	$(400)	$3,312	$482
Deferred tax expense (benefit)	(5,412)	(4,888)	(8,425)	(3,435)

Net income tax expense (benefit)	$(3,189)	$(5,288)	$(5,113)	$(2,953)

The effective tax rate on income differs from the federal statutory tax rate of 35% for the following reasons (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income (loss) from continuing operations before income tax expense (benefit)	$(6,564)	$(6,830)	$(4,883)	$3,765
Loss from discontinued operations before income tax benefit	(47)	(5,075)	(1,835)	(6,366)

Loss before income tax benefit	$(6,611)	$(11,905)	$(6,718)	$(2,601)

Tax provision computed at the federal statutory income tax rate	(2,314)	(4,166)	(2,351)	(910)
Increases (reductions) in tax resulting from:
Tax-exempt interest	(345)	(597)	(1,165)	(2,138)
State income taxes	(197)	(733)	(85)	(69)
Capital loss valuation allowance	—	—	(1,008)	—
Other	(333)	208	(504)	164

	$(3,189)	$(5,288)	$(5,113)	$(2,953)

Effective tax rate	48.2%	44.4%	76.1%	113.5%

The capital loss valuation allowance was reversed in the second quarter of 2009 due to management’s assessment that it is more likely than not that the capital loss carryforwards will be utilized.

11.	Legal and Regulatory Proceedings

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

In September 2009, plaintiff Toni Hollinger filed a putative class action in the U.S. District Court for the Eastern District of Texas against several county mutual insurance companies and reinsurance companies, including Affirmative Insurance Company. The complaint alleges that defendants engaged in unfair discrimination and violated the Texas Insurance Code by charging different policy fees for the same class and hazard of insurance written through county mutual insurance companies. The Company believes that this claim lacks merit and intends to defend itself vigorously.

In November 2008, James Lambie filed an arbitration demand with the American Arbitration Association against Affirmative Insurance Holdings, Inc. seeking payment of up to $1.2 million pursuant to an Earn-Out Contingency Agreement entered into with Lambie in conjunction with the Company’s purchase of Drivers Choice Insurance Services, LLC from Lambie and others. An arbitration hearing was held on August 20-21, 2009. On October 22, 2009, the arbitrator entered a final, binding award in favor of the Company.

In December 2003, InsureOne Independent Agency, LLC (InsureOne), American Agencies General Agency, Inc. and Affirmative Insurance Holdings, Inc. brought action in the Circuit Court of Cook County, Illinois to enforce non-compete and non-solicitation agreements entered into with James Hallberg, the former president of InsureOne, a wholly-owned subsidiary, and eight former employees of InsureOne and two of Hallberg’s family trusts. On November 21, 2008, the Court entered a Memorandum Order and Judgment, which was amended on January 20, 2009, entering judgment in favor of InsureOne Independent Agency, LLC, American Agencies General Agency, Inc. and Affirmative Insurance Holdings, Inc., awarding us $7.7 million, plus reasonable attorneys’ fees and costs. The Court also entered judgment in favor of James Hallberg on a counterclaim, awarding him $130,168, plus attorneys’ fees and costs, for which we established a liability. The parties each filed post-judgment motions, which the Court denied on September 3, 2009. This matter is now on appeal.

From time to time, we and our subsidiaries are subject to random compliance audits from federal and state authorities regarding various operations within our business that involve collecting and remitting taxes in one form or another. In 2006, two of our owned underwriting agencies were subject to a sales and use tax audit conducted by the State of Texas. The examiner for the State of Texas completed his audit report and delivered an audit assessment, for the period from January 2002 to December 2005, asserting that we should have collected and remitted approximately $2.9 million in sales tax derived from claims services performed by our underwriting agencies for policies sold by these underwriting agencies and issued by an affiliated county mutual insurance company through a fronting arrangement. Our insurance companies reinsured 100% of these policies. The assessment included an additional $0.4 million for accrued interest and penalty for a total assessment of $3.3 million. We believe that these services are not subject to sales tax and are vigorously contesting the assertions made by the state and exercising all available rights and remedies available to us. In October 2006, we responded to the assessment by filing petitions with the Comptroller of Public Accounts for the State of Texas requesting a re-determination of the tax due. In June 2009, the Comptroller responded to our petition, disputing the validity of positions set forth in our October 2006 petitions. We are now pursuing discovery from the Comptroller’s office and intend to present written and oral evidence and legal arguments to contest the imposition of the asserted taxes. Pending the administrative hearing process, the date for any potential payment is delayed and the final outcome of this tax assessment will not be known for some time. Due to the uncertainty surrounding the ultimate outcome of this matter, no liability has been recorded as of September 30, 2009.

12.	Net Income (Loss) Per Common Share

Net income (loss) per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and restricted stock. Stock options outstanding of 1,601,339 for the three and nine months ended September 30, 2009, and 1,727,531 for the three and nine months ended September 30, 2008, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and thus the inclusion would have been antidilutive.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Income (loss) from continuing operations	$(3,392)	$(3,450)	$(249)	$4,446

Denominator:
Weighted average basic shares
Weighted average common shares outstanding	15,415	15,415	15,415	15,415

Weighted average diluted shares
Weighted average common shares outstanding	15,415	15,415	15,415	15,415
Effect of dilutive stock options	—	—	—	—

Total weighted average diluted shares	15,415	15,415	15,415	15,415

Basic income (loss) per common share from continuing operations:	$(0.22)	$(0.22)	$(0.01)	$0.29

Diluted income (loss) per common share from continuing operations:	$(0.22)	$(0.22)	$(0.01)	$0.29

13.	Fair Value of Financial Instruments

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

Financial assets and financial liabilities measured at fair value on a recurring basis

The following table provides information as of September 30, 2009 about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and government agencies	$14,839	$14,839	$—	$—
Residential mortgage-backed securities	4,981	—	4,981	—
States and political subdivisions	144,368	—	144,368	—
Corporate debt securities	65,259	65,259	—	—
Auction-rate tax-exempt securities	37,694	—	—	37,694

Total investment securities	267,141	80,098	149,349	37,694
Cash and cash equivalents	53,369	53,369	—	—
Fiduciary and restricted cash	14,022	14,022	—	—
Other receivables (other assets)	10,696	—	—	10,696

Total assets	$345,228	$147,489	$149,349	$48,390

Liabilities:
Interest rate swaps (other liabilities)	$4,589	$—	$—	$4,589

Total liabilities	$4,589	$—	$—	$4,589

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

The Company’s Level 3 financial assets also include other receivables related to a settlement agreement entered into during November 2008 with our broker to liquidate certain of our auction-rate tax-exempt securities. Under the terms of the agreement, our broker will purchase our eligible auction-rate tax-exempt securities for full par value on or prior to June 30, 2012. As of September 30, 2009, we held $48.8 million, at amortized cost, and $37.7 million fair value of auction-rate tax-exempt securities that are eligible for such settlement. We have elected to record the settlement as a financial asset at fair value in accordance with ASC 825-10 Financial Instruments – Overall [SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities]. The fair value of this agreement was estimated by third-party valuation sources to be $10.7 million and is included in other assets in Level 3 of the fair value hierarchy.

The Company’s Level 3 financial liabilities are interest rate swaps. The fair value of these swaps are determined by quotes from brokers that are not considered binding.

Fair value measurements for assets in category Level 3 for the three months ended September 30, 2009 were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction-Rate Tax-Exempt Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Assets
Balance at July 1, 2009	$39,253	$10,184
Transfers in and/or out of Level 3	—	—
Total gains or (losses) (realized/unrealized):
Included in earnings	(354)	512
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	(1,205)	—

Balance at September 30, 2009	$37,694	$10,696

Fair value measurements for liabilities in category Level 3 for the three months ended September 30, 2009 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at July 1, 2009	$4,555
Transfers into Level 3	—
Total losses (realized/unrealized):
Included in earnings	926
Included in other comprehensive income	—
Purchases, issuances, and settlements	(892)

Balance at September 30, 2009	$4,589

Fair value measurements for assets in category Level 3 for the nine months ended September 30, 2009 were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction-Rate Tax-Exempt Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Assets
Balance at January 1, 2009	$39,130	$9,647
Transfers in and/or out of Level 3	—	—
Total gains (realized/unrealized):
Included in earnings	44	1,049
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	(1,480)	—

Balance at September 30, 2009	$37,694	$10,696

Fair value measurements for liabilities in category Level 3 for the nine months ended September 30, 2009 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at January 1, 2009	$5,935
Transfers into Level 3	—
Total gains or (losses) (realized/unrealized):
Included in earnings	5,872
Included in other comprehensive income	(5,935)
Purchases, issuances, and settlements	(1,283)

Balance at September 30, 2009	$4,589

Derivative financial instruments are reported at fair value on the consolidated balance sheet. Our current derivative instruments consist of two interest rate swaps entered into in 2007 and 2008, with an aggregate notional amount of $115.0 million outstanding at September 30, 2009, previously designated as hedges against the variability of cash flows associated with that portion of the senior secured credit facility. The interest rate swap liability is recorded in other liabilities on the consolidated balance sheet.

Historically, our interest rate swaps qualified as cash flow hedges for hedge accounting. Accordingly, we recorded changes in fair value of the interest rate swaps in accumulated other comprehensive income (loss), net of tax. The credit risk associated with these swap agreements is limited to the uncollected interest payments due from counterparties. As of September 30, 2009, counterparty credit risk was minimal.

On March 27, 2009, we entered into an amendment to the senior secured credit facility, which was considered an extinguishment of debt. As a result, the previously hedged interest payments will not occur. Therefore, the amount recorded in accumulated other comprehensive loss through March 27, 2009 was reclassified to earnings as loss on interest rate swaps. Subsequent to March 27, 2009, we record changes in the fair value of the derivative instruments in earnings, as gain or loss on interest rate swaps.

Gains and losses (realized and unrealized) for Level 3 assets and liabilities included in earnings for the nine months ended September 30, 2009, are reported in net investment income, other income and loss on interest rate swaps as follows:

	Net Investment Income	Other Income	Loss on Interest Rate Swaps
Assets
Total gains (losses) realized in earnings	$44	$1,049	$—
Liabilities
Total gains (losses) realized in earnings	—	—	(5,872)

Total for the period ended September 30, 2009	$44	$1,049	$(5,872)

Fair values represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. The following financial liabilities are not required to be recorded at fair value, but their fair value is being disclosed.

Notes payable — The fair value of the notes payable were determined using a third-party valuation source is estimated to be $24.9 million with a carrying value of $76.9 million at September 30, 2009.

Senior secured credit facility — The fair value of the senior secured credit facility was determined using a third-party valuation source is estimated to be $98.0 million with a carrying value of $110.2 million at September 30, 2009.

Certain nonfinancial assets and nonfinancial liabilities have not been disclosed at their fair values. Therefore, the aggregate fair value amounts presented do not purport to represent our underlying value.

14.	Discontinued Operations

On June 24, 2009, the Company sold all of its retail stores and its franchise business in Florida effective May 31, 2009. The results of operations of the sold business have been classified as discontinued operations in the consolidated statements of income. Cash flows related to discontinued operations have been combined with cash flows from continuing operations within each category of cash flows.

The aggregate sales price increased by $0.2 million to $4.2 million in the third quarter upon the failure by the purchaser to make a scheduled prepayment of $0.2 million. This also increased the secured 10% note to the principal amount of $2.9 million payable over five years. The sales price also included cash at closing of $0.3 million as well as a deferred payment of $1.0 million, subject to certain adjustments, due within 18 months of closing, which may be converted to a secured note at the purchaser’s option. Due to the uncertainty surrounding the financial viability of the debtor, the note and deferred payment have been recorded with no estimated net realizable value.

The summarized statements of loss from discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue (including loss on disposal)	$(20)	$644	$569	$1,954
Pretax loss from discontinued operations	(47)	(678)	(1,835)	(1,969)
Other intangible assets impairment	—	(4,397)	—	(4,397)
Income tax (benefit)	(17)	(1,908)	(479)	(2,272)

Loss from discontinued operations	$(30)	$(3,167)	$(1,356)	$(4,094)

We assigned store operating leases to the purchaser, but remain contingently liable on five store leases in the event of default by the assignee. These five stores have future lease related payments totaling approximately $0.4 million through August 2012. We believe the likelihood of a liability being triggered under these leases is remote, and, therefore, no liability has been accrued for these lease obligations as of September 30, 2009.

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

As of September 30, 2009, our subsidiaries included insurance companies licensed to write policies in 40 states, underwriting agencies, and retail agencies with 203 owned stores and relationships with two unaffiliated underwriting agencies. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas, and Wisconsin) and distributing our own insurance policies through 9,200 independent agents or brokers in 11 states (Louisiana, Texas, Illinois, Alabama, California, Michigan, Florida, Missouri, Indiana, South Carolina, and New Mexico).

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

The Company completed its annual goodwill and indefinite lived intangible asset impairment analyses as of September 30, 2009. The Company reports under a single reporting segment and, as such, the goodwill analysis is measured under one reporting unit. Consistent with prior assessments, the fair value of the Company’s reporting unit was determined using an internally developed discounted cash flow methodology and other relevant indicators of value available in the market place such as market transactions and trading values of similar companies. Based upon the results of the assessment, the Company concluded that the carrying values of goodwill and other intangible assets were not impaired as of September 30, 2009. As of September 30, 2008, the Company concluded that the carrying value of other intangible assets related to the Company’s Florida operations exceeded their fair value, resulting in an impairment loss of $4.4 million for indefinite lived other intangible assets and $0.2 million for amortizing other intangible assets.

Key inputs in our valuation model are projected cash flows, future inflationary trends, future tax rates, and the risk-adjusted discount rate. The risk-adjusted discount rate was developed using a capital asset pricing model to estimate our weighted-average cost of capital. The relative mix of capital between debt and equity was estimated at approximately 34 percent based on observed industry averages.

Based on the valuation model results, management concluded that goodwill was not impaired as the fair value of the Company exceeded its carrying value. Further, the fair value obtained from the discounted cash flow model was subject to a stress test by decreasing forecasted cash flows by 15%, and at the same time increasing the discount rate by 100 basis points to 15.4%. The indicated stress value was sufficient to cover the book value of the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective July 1, 2009, The Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification (ASC or Codification), which superseded all existing non-SEC accounting and reporting standards under U.S. GAAP and became the single official source for U.S. authoritative GAAP combined with guidance issued by the U.S. Securities and Exchange Commission (SEC), and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The FASB no longer issues new standards in the form of Statements of Financial Accounting Standards (SFAS), FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, amendments to the Codification are made by issuing “Accounting Standards Updates”. The Codification did not change existing GAAP. Accordingly, the issuance of the codification did not impact the Company’s consolidated results of operations or financial condition.

Two FASB standards issued in June 2009, SFAS No. 166, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140 (SFAS 166); and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167) have not been added to the Codification as of September 30, 2009, and are not effective as of that date without the ability to early adopt.

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

In May 2009, the FASB issued authoritative guidance establishing general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. It should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. This guidance requires companies to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. Beginning in financial reporting periods ending after June 15, 2009, companies must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted this standard in the second quarter of 2009 and it had no material impact on the consolidated results of operations or financial condition. Management evaluated subsequent events for recognition or disclosure through November 9, 2009.

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB that amended and expanded the disclosure requirements to provide users of financial statements with enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. This standard requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued authoritative guidance that requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The Company adopted this guidance in the second quarter of 2009, the impact of which related only to disclosures of the Company’s debt and did not have a material impact on the Company’s consolidated financial statements.

In the second quarter of 2009, the Company adopted authoritative guidance issued by the FASB that amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. This guidance did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

In the second quarter of 2009, the Company adopted authoritative guidance issued by the FASB on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that may indicate that a transaction is not orderly. Adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

In August, the FASB issued authoritative guidance on measuring the fair value of liabilities and clarifies that the quoted price for an identical liability, when traded as an asset in an active market, is also a Level 1 measurement, the highest priority in the fair value hierarchy, when no adjustment to the quoted price is required. This guidance is effective for interim and annual periods beginning after August 27, 2009. The Company does not anticipate any revisions in valuation techniques to be considered necessary as a result of adopting this guidance in the fourth quarter of 2009.

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

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written and assumed by distribution channel for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Our underwriting agencies:
Retail agencies	$50,742	$54,082	$163,445	$180,787
Independent agencies	34,833	28,905	102,955	95,713

Subtotal	85,575	82,987	266,400	276,500
Unaffiliated underwriting agencies	5,850	6,428	19,493	23,304

Total	$91,425	$89,415	$285,893	$299,804

Total gross premiums written for the three months ended September 30, 2009 increased $2.0 million, or 2.2%, compared with the prior year primarily due to the expansion of independent agency relationships. Total gross premiums written for the nine months ended September 30, 2009 decreased $13.9 million, or 4.6%, compared with the prior year primarily due to macroeconomic factors. In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance carriers’ products only and do not include premiums written for third-party insurance carriers in our retail and franchised stores. We earn only commission income and fees in our retail distribution channel for sales of third-party insurance policies. Gross premiums written in our retail distribution channel for the three and nine months ended September 30, 2009, decreased $3.3 million and $17.3 million, or 6.2% and 9.6%, respectively, when compared with the prior year. These declines were primarily due to the negative macroeconomic environment.

In our independent agency distribution channel, gross premiums written for the three and nine months ended September 30, 2009 increased $5.9 million and $7.2 million, respectively, or 20.5% and 7.6%, respectively, compared with the prior year. This increase was primarily due to the expansion of independent agency relationships.

Gross premiums written by our unaffiliated underwriting agencies for the three and nine months ended September 30, 2009 decreased $0.6 million and $3.8 million, respectively, or 9.0% and 16.4%, respectively, compared with the prior year. For strategic reasons, we have chosen to reduce our emphasis on growth in the unaffiliated underwriting agencies distribution channel.

In the third quarter of 2009, we began to implement changes in pricing to improve our premium production levels and profitability. The states of Illinois, Indiana, Michigan and South Carolina are targeted for these changes. We expect it to take about one year before the full benefits from these actions are realized.

The following table displays our gross premiums written and assumed by state for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Louisiana	$36,087	$33,774	$108,543	$107,583
Texas	20,396	15,003	64,217	50,212
Illinois	8,916	11,903	31,269	41,434
Alabama	7,324	6,945	22,729	21,932
California	5,788	6,308	19,272	22,905
Michigan	5,709	3,850	14,326	13,175
Indiana	2,136	2,255	7,295	7,814
Missouri	2,058	1,750	7,109	7,884
Florida	1,136	4,813	4,934	16,287
South Carolina	1,082	1,825	3,772	7,322
New Mexico	728	869	2,207	2,856
Other	65	120	220	400

Total	$91,425	$89,415	$285,893	$299,804

The following table displays our net premiums written by distribution channel for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Our underwriting agencies:
Retail agencies – gross premiums written	$50,742	$54,082	$163,445	$180,787
Ceded reinsurance	—	(10,179)	10,286	(32,354)

Subtotal retail agencies net premiums written	50,742	43,903	173,731	148,433

Independent agencies – gross premiums written	34,833	28,905	102,955	95,713
Ceded reinsurance	(651)	(402)	(1,304)	(1,541)

Subtotal independent agencies net premiums written	34,182	28,503	101,651	94,172

Unaffiliated underwriting agencies – gross premiums written	5,850	6,428	19,493	23,304
Ceded reinsurance	(32)	(58)	(121)	(181)

Subtotal unaffiliated underwriting agencies net premiums written	5,818	6,370	19,372	23,123

Catastrophe and contingent coverages with various reinsurers	(179)	(50)	(530)	(528)

Total net premiums written	$90,563	$78,726	$294,224	$265,200

Total net premiums written for the three months ended September 30, 2009 increased $11.8 million, or 15.0%, compared with the prior year quarter. Total net premiums written for the nine months ended September 30, 2009 increased $29.0 million, or 10.9%, compared with the prior year period. The increase was primarily due to lower ceded reinsurance for our Louisiana and Alabama businesses. Effective January 1, 2009, we terminated our quota share reinsurance contract on a cut-off basis and $10.5 million of ceded unearned premium was returned.

RESULTS OF OPERATIONS

We had a loss from continuing operations of $3.4 million and $0.2 million for the three and nine months ended September 30, 2009, respectively, compared with a loss from continuing operations of $3.5 million for the three months ended September 30, 2008 and income from continuing operations of $4.4 million for the nine months ended September 30, 2008. Significant items impacting the current year to date results were:

•	net pretax gain on extinguishment of debt of $19.4 million in the first quarter of 2009;

•	unfavorable development on reserve estimates for prior accident years of $11.0 million in the second quarter of 2009;

•	net contingent commission expense related to prior period development of $1.0 million and $3.3 million for the three and nine months ended September 30, 2009, respectively;

•	an accrual of $1.0 million for severance payments to be made to a former executive in the second quarter of 2009; and

•

loss on interest rate swaps of $0.9 million and $5.9 million for the three and nine months ended September 30, 2009, respectively, associated with the discontinuation of hedge accounting for the interest rate swaps.

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

Total revenues for the three months ended September 30, 2009 increased $2.7 million, or 2.4%, compared with the three months ended September 30, 2008. The increase was primarily due to increased commission and fees revenue as well as reduced reinsurance in 2009.

The largest component of revenue is net premiums earned on our insurance policies. Net premiums earned for the current quarter increased $1.1 million, or 1.2%, compared with the prior year quarter. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. Net premiums earned during the current quarter on policies sold through our affiliated underwriting agencies (including retail and independent agencies) increased by $2.2 million, or 2.8%. This increase is primarily due to the termination of our quota-share reinsurance agreement for Louisiana and Alabama business. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $1.2 million, or 15.7%, compared with the prior year quarter.

The following table sets forth net premiums earned by distribution channel for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2009	2008
Our underwriting agencies	$82,260	$80,039
Unaffiliated underwriting agencies	6,301	7,472

Total net premiums earned	$88,561	$87,511

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

The following sets forth the components of consolidated commission income and fees earned for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2009	2008
Policyholder fees	$9,604	$10,253
Premium finance revenue	5,597	4,593
Commissions and fees	3,445	2,650
Agency fees	1,133	1,036
Other, net	245	(86)

Total commission income and fees	$20,024	$18,446

Total commission income and fees increased $1.6 million, or 8.6%, compared with the prior year quarter. Policyholder fees have decreased due to the lower volume of premiums written in states where we collect policyholder fees. We have experienced a steady increase in premium finance revenue since December 2007 when we began financing third-party premiums. Commissions and fees increased as a result of a revised rate structure in 2009 and more of our retail customers choosing third-party products due to the soft market conditions.

Net Investment Income and Other Income. Net investment income for the current quarter decreased $0.6 million, or 18.7%, compared with the prior year quarter. The decrease was primarily due to a reduction in yields and an 8.0% decrease in total average invested assets to $272.2 million during the current quarter from $296.0 million during the prior year quarter. The average investment yield was 2.5% (3.9% on a taxable equivalent basis) in the current quarter, compared with 3.1% (4.8% on taxable equivalent basis) in the prior year quarter.

As of September 30, 2009, we held $48.8 million, at amortized cost, and $37.7 million fair value of auction-rate tax-exempt securities. Generally, the interest rates for these securities are determined by bidding every 7, 28 or 35 days. When there are more sellers than buyers, an auction fails and bondholders that want to sell are unable to sell the securities. Auctions for these securities began to fail in late January 2008. Issuers remain obligated to pay interest and principal when due when an auction fails. Rates at failed auctions are set at a level established in the terms of the debt. In February 2008, investment banks stopped committing capital to the auctions and there have been widespread auctions failures since that time.

In August 2008, our broker announced settlements in principle with each of the Division Enforcement of the U.S. Securities and Exchange Commission (SEC), the New York Attorney General and other state agencies to purchase all of its clients’ auction-rate securities at par and several other items, including fines. In October 2008, our broker filed a prospectus with the SEC, which published a legally-binding offer to all authorized holders of auction-rate securities in our broker’s accounts (“the settlement”). The majority of our auction-rate securities qualify under the terms of the settlement. The time frames that our broker has set for buybacks have different start dates based upon the individual client’s size, which is determined by each client’s balance of investments held at our broker. For the majority of our auction-rate holdings, the buybacks are expected to occur between July 2010 and two years thereafter. In November 2008, the Company elected to participate in our broker’s offer to purchase our auction-rate securities at par. We classify our portfolio of auction-rate securities as trading and as of the quarter ended September 30, 2009, recorded a realized loss of $0.4 million for the change in fair value since June 30, 2009. As of September 30, 2009, the fair value of the settlement was $10.7 million, which we reported in other assets with the increase in fair value of $0.5 million during the three months ended September 30, 2009, reported in other income.

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

Losses and loss adjustment expenses for the current quarter decreased $0.3 million, or 0.4%, compared with the prior year quarter. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 79.4% in the current quarter, compared with 80.6% in the prior year quarter. The decline was primarily due to hurricane losses and prior period adverse development in 2008. Excluding these items, the loss ratio for the current quarter increased to 79.4% from 75.5%. The increase in the loss ratio for the current quarter ended September 30, 2009 compared to the prior year quarter, excluding noted items, was due to the increase of the current period loss ratio to 76.4% for the nine months ended September 30, 2009 from 75.0% for the six months ended June 30, 2009. This increase was primarily due to increased loss frequency from our Florida and Texas businesses.

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

In the third quarter of 2009, we undertook a study to assess how we carry out our claims administration activities. Through this review, we identified specific actions to achieve organizational efficiencies and reduce our loss and loss adjustment expenses. We have started to implement these steps in the fourth quarter of 2009 and expect these actions to have a significant impact on mitigating our loss and loss adjustment expenses. We expect it to take about one year before the full benefits from these actions are realized.

The following table displays the impact of loss development related to prior periods’ business on our loss ratio for the current quarter and the prior year quarter:

	Three Months Ended September 30,
	2009	2008
Loss ratio – current quarter	79.4%	75.5%
Hurricane losses	—	2.2
Adverse loss ratio development – prior period business	—	2.9

Reported loss ratio	79.4%	80.6%

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

Selling, general and administrative expenses increased $0.3 million, or 0.9%, compared with the prior year quarter. This increase was primarily related to a reduction in ceding commission of $2.5 million due to the termination of the Louisiana and Alabama quota-share agreement and contingent commissions related to prior period development of $1.0 million. These increases were offset by cost reduction initiatives implemented by management.

In July 2009, we suspended matching contributions to the 401(k) plan. This action is expected to decrease selling, general and administrative expenses by approximately $1.0 million annually. We are also in the process of implementing the following organizational changes by the end of 2009 including:

•	consolidating insurance operations into one location;

•	consolidating agency and claims operations; and

•	conducting a general business unit review to identify and implement additional expense savings opportunities.

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

The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended September 30,
	2009	2008
Amortization of deferred acquisition costs	$19,047	$20,104
Other selling, general and administrative expenses	19,045	17,654

Total selling, general and administrative expenses	$38,092	$37,758

Total as a percentage of net premiums earned	43.0%	43.1%

Beginning deferred acquisition costs	$24,732	$24,691
Additions	18,740	18,153
Amortization	(19,047)	(20,104)

Ending deferred acquisition costs	$24,425	$22,740

Amortization of deferred acquisition costs as a percentage of net premiums earned	21.5%	23.0%

During 2006, we developed a comprehensive implementation plan and supporting business case to consolidate and transform our primary business applications onto a new strategic platform. This plan encompasses consolidating and migrating our multiple claims, point-of-sale and policy administration systems onto single strategic platforms, as well as deploying new premium finance, reporting and business analytics capabilities. For all components of this systems transformation plan, we have selected a software package that we will configure and integrate to meet our unique needs. We believe this systems transformation will position us to realize significant strategic benefits including: systemic pricing advantage in our marketplace via consolidated and streamlined systems and operations; faster product time to market; additional retail revenue via premium financing; improved claims and underwriting performance via increased automated application of best practice processing rules; a platform to simplify and hasten post-merger and acquisition integration-reducing integration costs and accelerating synergies realization; and improved customer focus and retention. Through September 30, 2009, we have capitalized $40.7 million of costs related to the transformation. The agency management and premium finance systems were fully implemented in the first quarter of 2008. The insurance systems began to be implemented in June 2008 with the claims system implemented to support all of our operations except for our Louisiana and Alabama operations in the last six months of 2008. We are in the process of converting all remaining open claims from the legacy system to the new system (with the exception of Louisiana and Alabama). Through the third quarter of 2009, the new point-of-sale and policy administration system was implemented in Texas, Illinois, Indiana and South Carolina. For the new policy administration system implementation, we plan to operate the legacy systems through the policies’ renewal dates when they will be converted to the new system. This will result in additional operating expense until the legacy systems can be retired.

Depreciation and Amortization. Depreciation and amortization expenses for the current quarter decreased $0.5 million, or 17.5%, compared with the prior year quarter. Depreciation expense increased by $0.1 million, or 5.6%, primarily due to the implementation of the insurance systems mentioned above. Amortization expense decreased by $0.6 million, or 82.3%, for the current quarter primarily as a result of lower amortization expense related to the purchase of USAgencies.

Loss on Interest Rate Swaps. Loss on interest rate swaps for the current quarter was $0.9 million. The modification of the senior credit facility effective March 27, 2009 resulted in the interest rate swaps becoming ineffective as cash flow hedges and are therefore carried at fair value. The loss relates to the impact on the determination of fair value associated with the general decline in short term interest rates implied in the current forward yield curve.

Interest Expense. Interest expense for the current quarter increased $2.1 million, or 49.2%, compared with the prior year quarter. This increase reflects the amortization of loan discount of $1.9 million resulting from the modification of the senior credit facility as well as the increased interest rate, which was partially offset by a lower loan balance due to principal reductions.

Income Taxes. Income tax benefit for the current quarter was $3.2 million, or an effective rate of 48.2%, as compared with income tax benefit of $5.3 million, or an effective rate of 44.4%, for the prior year quarter.

Discontinued Operations. In June 2009, the Company sold all of its retail stores and its franchise business in Florida effective May 31, 2009. The results of operations of the sold business have been classified as discontinued operations in the consolidated statements of income. The sale of these stores is expected to improve pretax income in the range of $1.0 million to $1.5 million annually.

The aggregate sales price increased by $0.2 million to $4.2 million in the third quarter upon the failure by the purchaser to make a scheduled prepayment of $0.2 million. This also increased the secured 10% note to the principal amount of $2.9 million payable over five years. The sales price also included cash at closing of $0.3 million as well as a deferred payment of $1.0 million, subject to certain adjustments, due within 18 months of closing, which may be converted to a secured note at the purchaser’s option. Due to the uncertainty surrounding the financial viability of the debtor, the note and deferred payment have been recorded with no estimated net realizable value.

We assigned store operating leases to the purchaser, but remain contingently liable on five store leases in the event of default by the assignee. These five stores have future lease related payments totaling approximately $0.4 million through August 2012. We believe the likelihood of a liability being triggered under these leases is remote, and therefore no liability has been accrued for these lease obligations as of September 30, 2009.

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

Total revenues for the nine months ended September 30, 2009 decreased $0.2 million, or 0.1%, compared with the nine months ended September 30, 2008. The decrease was primarily due to a decrease in net investment income, partially offset by increases in commission income and fees and other income.

The largest component of revenue is net premiums earned on insurance policies issued by our five affiliated insurance carriers. Net premiums earned for the current period increased $0.1 million, or 0.04%, compared with the prior year period. Since insurance premiums are earned over the service period of the policies, the revenue in the current period includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. Net premiums earned during the current period on policies sold through our affiliated underwriting agencies (including retail and independent agencies) increased by $5.7 million, or 2.3%. This increase is primarily due to the increase in retention on the Louisiana and Alabama business with the termination of our quota-share reinsurance agreement, which was partially offset by the macroeconomic environment and soft market conditions. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $5.6 million, or 22.6%, compared with the prior year period.

The following table sets forth net premiums earned by distribution channel for the current period and the prior year period (in thousands):

	Nine Months Ended September 30,
	2009	2008
Our underwriting agencies	$256,733	$250,990
Unaffiliated underwriting agencies	19,273	24,912

Total net premiums earned	$276,006	$275,902

Commission Income and Fees.

The following sets forth the components of consolidated commission income and fees earned for the current period and the prior year period (in thousands):

	Nine Months Ended September 30,
	2009	2008
Policyholder fees	$29,251	$32,690
Premium finance revenue	16,627	14,311
Commissions and fees	10,155	7,864
Agency fees	3,753	3,496
Other, net	688	285

Total commission income and fees	$60,474	$58,646

Commission income and fees increased $1.8 million, or 3.1%, compared with the prior year period. Policyholder fees have decreased due to the lower volume of premiums written in states where we collect policyholder fees. We have experienced a steady increase in premium finance revenue since December 2007 when we began financing third-party premiums. Commissions and fees increased as a result of a revised rate structure in 2009 and more of our retail customers choosing third-party products due to the soft market conditions. Agency fees increased due to additional fees that we began collecting in April 2008.

Net Investment Income and Other Income. Net investment income for the current period decreased $3.7 million, or 33.7%, compared with the prior year period. The decrease was primarily due to a reduction in yields and a 12.0% decrease in total average invested assets to $270.1 million during the current period from $306.8 million during the prior year period. The average investment yield was 2.6% (4.0% on a taxable equivalent basis) in the current period, compared with 3.7% (5.7% on taxable equivalent basis) in the prior year period.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the current period increased $9.7 million, or 4.6%, compared with the prior year period. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 80.4% in the current period, compared with 76.9% in the prior year period. The increase in the loss ratio for the nine months ended September 30, 2009 compared to the prior year period was due to increased losses from unfavorable development on reserve estimates for prior accident years of $11.1 million primarily due to $5.6 million for our Florida business, $3.7 million for our Michigan business, and $1.8 million for our Louisiana business.

The Michigan losses were the result of prior accident year development exceeding original estimates. The Florida losses were the result of our decision to push the full coverage product in Florida in 2007 in response to the Personal Injury Protection (PIP) sunset in that state on October 1, 2007 and the development recorded in the second quarter primarily was for 2008. Inadequate pricing and product management produced significantly higher losses than anticipated. We have drastically reduced the production of this product by restricting writings by agent, territory and coverage based on where significant loss ratio swings occurred. Excluding Florida in the current period, the loss ratio was 74.3%.

The following table displays the impact of loss development related to prior periods’ business on our loss ratio for the current period and the prior year period:

	Nine Months Ended September 30,
	2009	2008
Loss ratio – current period	76.4%	74.7%
Hurricane losses	—	0.7
Adverse loss ratio development – prior period business	4.0	1.5

Reported loss ratio	80.4%	76.9%

Selling, General and Administrative Expenses. The largest component of selling, general and administrative expenses is personnel costs, including payroll, benefits and accrued bonus expenses. Selling, general and administrative expenses increased $10.0 million, or 9.2%, compared with the prior year period. This increase was primarily related to no longer receiving ceding commissions and a return of ceding commission of $2.6 million due to the termination of the Louisiana and Alabama quota share agreement in 2009; contingent commissions related to prior period development of $3.3 million; and a severance charge of $1.3 million. These increases were partially offset by cost reduction initiatives implemented by management.

The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Nine Months Ended September 30,
	2009	2008
Amortization of deferred acquisition costs	$57,085	$56,391
Other selling, general and administrative expenses	60,643	51,371

Total selling, general and administrative expenses	$117,728	$107,762

Total as a percentage of net premiums earned	42.7%	39.1%

Beginning deferred acquisition costs	$21,993	$24,536
Additions	59,517	54,595
Amortization	(57,085)	(56,391)

Ending deferred acquisition costs	$24,425	$22,740

Amortization of deferred acquisition costs as a percentage of net premiums earned	20.7%	20.4%

Depreciation and Amortization. Depreciation and amortization expenses for the current period decreased $0.4 million, or 5.6%, compared with the prior year period. Depreciation expense increased by $1.5 million, or 29.2%, primarily due to the implementation of the insurance systems mentioned above and amortization expense decreased by $1.9 million, or 81.1%, for the current period primarily as a result of decreasing amortization related to the purchase of USAgencies.

Gain on Extinguishment of Debt. We evaluated the present value of the cash flows under the terms of the amended credit agreement to determine if they were at least 10 percent different from the present value of the remaining cash flows under the terms of the original credit agreement. It was determined that the terms were substantially different and therefore should be accounted for as a debt extinguishment. The amended debt agreement was recorded at fair value, which was determined to be $112.5 million, with the discount to be amortized as interest expense over the remaining life of the note using the effective interest method. In addition, $1.8 million of new debt issuance costs were incurred, which were capitalized and are being amortized to interest expense over the term of the amended credit agreement.

We recorded a $19.4 million pretax, non-cash gain on extinguishment of debt as a result of this transaction, which is included in a separate line item in the accompanying consolidated statement of income for the nine months ended September 30, 2009. The $19.4 million debt extinguishment gain resulted from a $24.2 million discount representing the difference between the carrying value of the original credit agreement and the fair value of the new modified credit agreement, net of $0.7 million of term lender consent fees and the write-off of $4.1 million of deferred debt issuance costs relating to the original credit agreement.

Loss on Interest Rate Swaps. Loss on interest rate swaps for the current period was $5.9 million. The modification of the senior credit facility effective March 27, 2009 resulted in the interest rate swaps becoming ineffective as cash flow hedges and are therefore carried at fair value. The loss relates to the impact on the determination of fair value associated with the general decline in short term interest rates implied in the current forward yield curve.

On March 27, 2009, we entered into an amendment to the senior secured credit facility, which was considered an extinguishment of debt under ASC 470-50. As a result, the previously hedged interest payments will not occur. Therefore, the amount recorded in accumulated other comprehensive loss through March 27, 2009 was reclassified to earnings as loss on interest rate swaps. Subsequent to March 27, 2009, we record changes in the fair value of the derivative instruments in earnings, as gain or loss on interest rate swaps.

Interest Expense. Interest expense for the current period increased $3.0 million, or 21.3%, compared with the prior period. This increase reflects the amortization of loan discount of $4.0 million resulting from the modification of the senior credit facility as well as the increased interest rate, which was partially offset by a lower loan balance due to principal reductions.

Income Taxes. Income tax benefit for the current period was $5.1 million, or an effective rate of 76.1%, as compared with income tax benefit of $3.0 million, or an effective rate of 113.5%, for the prior year period. The lower effective tax rate for the current period was primarily due to the higher level of tax-exempt income in 2008 partially offset by the reversal of a $1.0 million valuation allowance in 2009 resulting from management’s assessment that it is more likely than not that capital loss carryforwards will be utilized.

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

The payment of dividends by our non-insurance company subsidiaries are restricted under the terms of the amendment to the senior secured credit facility. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally used to service our corporate financial obligations, such as debt service under the terms of the amendment to the senior secured credit facility. As of September 30, 2009, we had $9.8 million of cash and equivalents at the holding company level and $14.8 million of cash and cash equivalents at our non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of September 30, 2009, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position. However, as mentioned previously, our nonregulated entities provide adequate cash flow to fund their own operations. In February 2009, we obtained approval from the New York Department of Insurance for one of our insurance subsidiaries to retire one million shares of its stock for $2.9 million and approved payment of an extraordinary dividend for $0.1 million.

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At September 30, 2009, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of the amount that would require any corrective actions.

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

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities and auction-rate tax-exempt securities classified as trading. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of less than three years. The fair value of our fixed-income securities as of September 30, 2009 was $267.1 million. The effective average duration of the portfolio as of September 30, 2009 was 1.48 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 1.48%, or $4.0 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 1.48%, or $4.0 million, increase in the market value of our fixed-income investment portfolio.

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

Derivative financial instruments are reported at fair value on the consolidated balance sheet. Our current derivative instruments consist of two interest rate swaps entered into in 2007 and 2008, with an aggregate notional amount of $115.0 million outstanding at September 30, 2009. One swap instrument has a notional amount outstanding of $50.0 million that requires quarterly settlements whereby we pay a fixed rate of 4.993% and receive a three-month LIBOR rate. The second interest rate swap has a notional amount of $65.0 million outstanding, for which we pay a fixed rate of 3.031% and receive a three-month LIBOR rate. The interest rate swaps were previously designated as hedges against the variability of cash flows associated with that portion of the senior secured credit facility.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At September 30, 2009, our fixed-income investments were invested in the following: U.S. Treasury and government agencies securities 5.5%, corporate debt securities 24.4%, resident mortgaged-backed securities 1.9% and states and political subdivisions securities 68.2%. At September 30, 2009, all of our fixed-income securities were rated “A” or better by nationally recognized statistical rating organizations. The average quality of our portfolio was “AA” at September 30, 2009.

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	September 30, 2009	December 31, 2008
Total invested assets	$267,141	$259,143
Tax-equivalent book yield	4.42%	4.75%
Average duration in years	1.48	1.58
Average S&P rating	AA	AA

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

The table below presents the total amount of receivables due from reinsurance as of September 30, 2009 and December 31, 2008, respectively (in thousands):

	September 30, 2009	December 31, 2008
Michigan Catastrophic Claims Association	$17,492	$15,989
Vesta Insurance Group	14,302	14,223
Quota-share reinsurer for Louisiana and Alabama business	6,363	28,951
Other	3,907	4,168

Total reinsurance recoverable	$42,064	$63,331

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiaries, Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura), had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At September 30, 2009, the VFIC Trust held $17.4 million consisting of $12.6 million of a U.S. Treasury money market account and $4.8 million of corporate bonds rated BBB or higher (after cumulative withdrawals of $7.6 million through September 30, 2009), to collateralize the $14.3 million gross recoverable from VFIC.

At September 30, 2009, net amounts owed by AIC and Insura under reinsurance agreements with the VIG-affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian) were $13.2 million. Affirmative established a trust account to collateralize this payable, which currently holds $22.4 million (including accrued interest) in securities (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through September 2009.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of September 30, 2009, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 of Notes to Consolidated Financial Statements, “Legal and Regulatory Proceedings.”

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
Date: November 9, 2009
/s/ Michael J. McClure
	By:	Michael J. McClure
Executive Vice President and Chief Financial Officer
(and in his capacity as Principal Financial Officer)