Form 10-K
period 2009-12-31
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2010-03-30
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2009), based on the price at which the common equity was last sold on such date ($3.55): $23,061,272.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: the number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 25, 2010 was 15,415,358.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2009 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days from December 31, 2009.

AFFIRMATIVE INSURANCE HOLDINGS, INC.

YEAR ENDED DECEMBER 31, 2009

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

As of December 31, 2009, our subsidiaries included insurance companies licensed to write policies in 40 states, underwriting agencies, and retail agencies with 201 owned stores and relationships with two unaffiliated underwriting agencies. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) and distributing our own insurance policies through 9,400 independent agents or brokers in 11 states (Louisiana, Texas, Illinois, Alabama, California, Michigan, Florida, Missouri, Indiana, South Carolina and New Mexico). In February 2010, we notified the Florida Insurance Commissioner of our intent to discontinue writing policies in the state. We plan to begin issuing notices of non-renewal to insureds beginning on May 17, 2010.

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

Our four operating components often function as a vertically integrated unit, capturing the premium and associated risk and commission income and fees generated from the sale of an insurance policy. There are other instances, however, when each of our operations function with unaffiliated entities on an unbundled basis, either independently or with one or two of the other operations. For example, our retail stores earn commission income and fees from sales of non-standard automobile insurance policies issued by third-party insurance carriers.

We believe that our ability to enter into a variety of business relationships with third-parties allows us to maximize sales penetration and profitability through industry cycles better than if we employed a single, vertically integrated operating structure.

Insurance Products

Our insurance company products. We issue non-standard personal automobile insurance policies through our wholly-owned insurance company subsidiaries. At December 31, 2009, our insurance companies were licensed to write business in 40 states, although we primarily wrote business during 2009 in 11 states. Our insurance companies possess the certificates of authority and capital necessary to transact insurance business and issue policies, but they rely on both our underwriting agencies and unaffiliated underwriting agencies to design, distribute and service those policies.

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

Our policies are designed to be priced to allow us to achieve our targeted underwriting margin while at the same time meeting our customers’ needs for low down payments and flexible payment plans. We offer a variety of policy terms ranging from one month to one year. Our policy processing systems and payment plans enable us to offer a variety of payment plans while minimizing the potential credit risk of uncollectible premiums. We may offer discounts for such items as proof of having purchased automobile insurance within a prescribed prior time period, maintaining homeowners’ insurance, or owning a vehicle with safety features or anti-theft equipment. We may also surcharge the customer for traffic violations and accidents, among other things.

Third-party non-standard personal automobile insurance policies. With the exception of stores located in Louisiana and Alabama, our owned retail stores also sell non-standard personal automobile insurance policies issued by third-party insurance companies for which we receive commission income and fees. We do not bear insurance underwriting risk with respect to these policies. Our retail stores offer these insurance policies underwritten by third-party insurance companies in addition to our own insurance policies primarily to provide a range of products and pricing to meet our customers’ needs, which we believe increases our chances of making a sale. Additionally, should sales of our policies decline in favor of lower-priced non-standard personal automobile insurance products offered by the third-party insurance carriers, we believe that our ability to generate increased commission and fee revenue from sales of third-party insurance policies will help us preserve underwriting profitability and offset decreases in premium volume while maintaining our customer relationship.

Complementary insurance products. Our retail stores also sell a small amount of standard and preferred personal automobile insurance and certain other personal lines insurance products underwritten by third-party insurance companies. Our complementary insurance products are designed to appeal to purchasers of non-standard personal automobile insurance policies and currently include such products as motorcycle and recreational vehicle coverage, motor club memberships, vehicle protection, travel protection and hospital indemnity. We offer these products to complement our core offering of non-standard personal automobile insurance policies and to take advantage of our largely fixed cost retail stores, which enables us to generate additional commission income and fees with minimal incremental cost. The insurance companies that underwrite these products bear the insurance risk associated with these policies.

Ancillary non-insurance products and services. Our retail stores may offer non-insurance products and services designed to appeal to our customers, including towing, hospital indemnity insurance and income tax services. We believe that these products and services will attract additional customers to our stores and will provide an additional means of generating commission income and fees with minimal incremental cost to us.

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

As of December 31, 2009, two unaffiliated underwriting agencies in California that distributed policies through an aggregate of approximately 4,400 independent agencies produced business for our insurance company subsidiaries. For the years ended December 31, 2009 and 2008, these two unaffiliated underwriting agencies produced $25.5 million and $30.4 million of gross premiums written by our insurance company subsidiaries, respectively.

Our owned retail stores. Our retail stores serve as direct sales and customer service outlets for insurance companies and other vendors. As of December 31, 2009, we employed approximately 385 licensed sales personnel who sell products and services directly to individual consumers through our 201 owned retail stores. On June 24, 2009, we sold all of our retail stores and franchise business in Florida effective May 31, 2009. In contrast to the traditional state-by-state marketing approach that is a common practice in our industry, we have established the designated market area (DMA) as the fundamental market focus in our retail operations. As of December 31, 2009, our retail stores were located in 23 DMAs in 9 states.

The following charts list the geographic locations of our owned retail stores by DMA and by state as of December 31, 2009:

DMA	Retail Stores	State	Retail Stores
Chicago	54	Illinois	61
Dallas/Fort Worth	20	Texas	45
New Orleans	14	Louisiana	44
Houston	12	Alabama	18
Baton Rouge	8	Indiana	13
Lafayette	8	South Carolina	11
San Antonio	7	Missouri	6
Kansas City	6	Kansas	2
Other	72	Wisconsin	1

Total	201	Total	201

We operate our retail stores under five names — A-Affordable, Driver’s Choice, InsureOne, USAgencies and Yellow Key — that are well established in their respective DMAs. We extend market awareness through, among other things, yellow pages advertisements, television and radio advertising campaigns and print advertisements that emphasize our down payments, flexible payment plans, convenient neighborhood locations and customer service, all of which are designed to generate walk-in traffic, or telephone inquiries to our retail stores. Since our retail business is highly dependent on advertising, segmenting our geographic markets into DMAs allows us to more efficiently concentrate these advertising and marketing support activities.

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

Independent agencies. Our underwriting agencies also appoint independent retail agencies to sell our insurance company subsidiaries’ policies to individual customers. We believe that selling our insurance company subsidiaries’ policies through the independent agency distribution channel, in addition to selling through our owned retail stores, helps us to better leverage our resources to maximize sales of our insurance company subsidiaries’ policies when underwriting conditions are favorable. In 2009, our underwriting agencies utilized approximately 5,000 independent agencies to sell the policies that they administer and these independent agencies were responsible for 37.0% of the gross written premiums produced by our underwriting agencies. In 2009, no independent agency accounted for more than 1% of the gross premiums written by our underwriting agencies. The ability of our underwriting agencies to develop strong and mutually beneficial relationships with independent agencies is important to the success of our multiple distribution strategy. We believe that strong product positioning and high service standards are key to independent agency loyalty. We foster our independent agency relationships by providing them our agency interface software applications designed to strengthen and expand their sales and service capabilities for our products. These software applications provide independent agencies with the ability to service their customers’ accounts and access their own commission information. We maintain strict and high standards for call answering and abandonment rate service levels in our customer service call centers. We believe the level and array of services that we offer to independent agencies creates value in their businesses.

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

Pricing and Product Management

We believe that our insurance product management approach to risk analysis and segmentation is a driving factor in maximizing underwriting performance. We employ an insurance product management approach that requires the extensive involvement of product managers who are responsible for the profitability of a specific state or region, with the direct oversight of rate-level structure by our most senior managers. Our product managers are experienced insurance professionals with backgrounds in the major functional areas of the insurance business — accounting, actuarial, claims, information technology, operations, pricing, product development and underwriting. In addition to broad insurance industry knowledge, our product managers have extensive experience in the non-standard personal automobile insurance market, enabling them to develop products to meet the distinctive needs of non-standard customers.

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

Historically, we elected to use installment billing arrangements rather than premium financing. However, USAgencies’ practice has been to use premium financing for their customers. In December 2007, we began using premium financing in one of our markets for third-party insurance company policies only. During the first quarter of 2008, we provided a premium finance option for all of our customers of third-party insurance company policies. The option to premium finance offers several advantages, including:

•	the ability to finance multiple policies through a single premium finance agreement;

•	a greater flexibility of payment plan structure and down payment;

•	a defined regulatory framework for financing premiums;

•	the ability to generate revenues in our non-insurance subsidiaries; and

•	returns comparable to or exceeding those of installment billing.

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

Claims Management

We believe that effective claims management is critical to our success. Our claims vision is to deliver an accurate settlement at the earliest possible time in the claims cycle in an efficient and cost effective manner. We strive to pay the right amount on every claim consistent with our contractual obligations and legal responsibilities. Our measures and behaviors are focused on a holistic claims quality process which focuses on the outcome of the claim. We are customer focused and deliver on the promise of the insurance contract by providing prompt and fair claims handling, meeting expectations, and proactively keeping customers informed on the status of their claim.

Claims are handled directly by our employees for the insurance policies we administer with the exception of the Michigan program which is handled by a third-party administrator. Our staff oversees the claims handling on the programs underwritten by our insurance companies through unaffiliated underwriting agencies. We are in the process of consolidating our claims operations in Addison, Texas and Baton Rouge, Louisiana. We also provide claims service for Florida claims in our Melbourne, Florida location. We are consolidating operations to leverage scale to reduce costs, increase alignment and leverage talent while maintaining a local presence only to the extent that local environmental knowledge and presence provide a competitive advantage.

We have staff appraisers positioned throughout our markets where we have sufficient market penetration. Through the utilization of well-trained field appraisal personnel, we are able to maintain tighter control of the vehicle repair process, thereby reducing the amount we pay for repairs, storage costs and auto rental costs. We have a national centralized claims unit which manages first notice of loss, salvage, subrogation and special investigations. We have an aligned audit and control function responsible to ensure compliance with our claims standards and ensure consistent and aligned claims handling throughout the organization. We defend litigation by retaining outside defense counsel as well as employing staff counsel for those areas in which there is a sufficient volume of claims to make staff counsel economical.

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

Competition

The non-standard personal automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete based on factors such as the convenience of retail store locations, price, coverages offered, availability of flexible down payment arrangements and billing plans, customer service, claims handling and agent commission. We compete with other insurance companies that sell non-standard personal automobile insurance policies through independent agencies as well as with insurance companies that sell such policies directly to their customers. Our retail agencies and the independent agencies that sell our insurance products compete both with these direct writers and with other independent agencies. Therefore, our competitors are not only large national insurance companies, but also smaller regional insurance companies and independent agencies that operate in a specific region or single state in which we operate. Based upon data complied from A.M. Best, we believe that, as of December 31, 2008, the top ten insurance groups accounted for approximately 70.3% of the approximately $25.6 billion non-standard market segment, measured in annual direct premiums written.

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

Capital requirements. Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At December 31, 2009, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions on our part.

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

As of December 31, 2009, Affirmative Insurance Company (AIC) had six ratios outside the usual ranges. One of these ratios reflects the negative operating margin reported over the previous two-year period. Underwriting losses for the current year were primarily driven by the unfavorable development on prior accident year reserves, loss ratios for the current year that were higher than originally expected, and other underwriting expenses. Two of these ratios reflect the significant reduction in policyholder surplus resulting from the current year underwriting loss and the recording of a deferred tax valuation allowance. Two of the ratios were triggered by the level of assumed premiums from our other insurance subsidiaries. The amount of reinsurance assumed from our other insurance subsidiaries is periodically evaluated by management and the contracts amended to affect capital allocation strategies. The other ratio outside the usual range affecting AIC and three of our other insurance subsidiaries, related to reduced investment yields for the year. USAgencies Casualty Insurance Company, Inc. (Casualty) had one ratio outside the usual range due to the level of affiliate reinsurance assumed by AIC. In addition, USAgencies Direct Insurance Company (Direct) had one ratio outside the usual range due to the reduction in surplus as a result of retiring common shares during the year.

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

Use of county mutual in Texas. In 2003, legislation was passed in Texas that was described as comprehensive insurance reform affecting the homeowners and automobile insurance business. With respect to non-standard personal automobile insurance, the most significant provisions provided for additional rate regulation and limitations on the use of credit scoring and territorial distinctions in underwriting and rating risks. For the year ended December 31, 2009, approximately 21.7% of our gross premiums written from non-standard personal automobile insurance policies produced on behalf of our insurance companies and other unaffiliated insurance companies we represent were issued to customers in Texas. Currently, 96% of these policies were written by an unaffiliated county mutual insurance company and 100% assumed by our insurance companies. The remaining 4% were written directly by our insurance companies. We and many of our competitors contract with Texas county mutual insurance companies primarily because these entities are allowed the flexibility of multiple rate plans. Even though the Texas Commissioner of Insurance has been given broader rulemaking authority under the 2003 law, to date we have experienced little impact in the design and pricing flexibility of our products. The county mutual system remains flexible and continues to meet our needs.

Employees

As of December 31, 2009, we employed 1,167 employees.

Access to Reports

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge through the “SEC Filings” link within the Investor Relations section of our website at www.affirmativeholdings.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

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

As of the date of this filing, we had an aggregate of 56,584,642 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 3,000,000 shares of our common stock for issuance under our equity incentive plan, of which 1,274,600 shares are issuable upon vesting and exercise of options granted as of the date of this filing, including exercisable options of 843,560 as of December 31, 2009. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the percentage ownership held by our stockholders.

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

Substantially all of our gross premiums written and our commission income and fees are generated from sales of non-standard personal automobile insurance policies. As a result of our concentration in this line of business, negative developments in the business, economic, competitive or regulatory conditions affecting the non-standard personal automobile insurance industry could have a negative effect on our profitability and would have a more pronounced effect on us as compared to more diversified companies. Examples of such negative developments would be increasing trends in automobile repair costs, automobile parts costs, used car prices and medical care expenses, increased regulation, as well as increased litigation of claims and higher levels of fraudulent claims. All of these events can result in reduced profitability.

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

Our business is concentrated in a limited number of states. For the year ended December 31, 2009, approximately 37.7% of our gross premiums written related to policies issued to customers in Louisiana, 21.7% to customers in Texas and 11.4% to customers in Illinois. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it less attractive for us to do business in these states and could have an adverse effect on our financial results.

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

We cannot be sure that our ultimate losses and loss adjustment expenses will not materially exceed our reserves. To the extent that our reserves prove to be inadequate in the future, we would be required to increase our reserves for losses and the related loss adjustment expenses and incur a charge to earnings in the subsequent period during which such reserves are increased, which could have a material and adverse impact on our financial condition and results of operations in the subsequent period. In addition, we have a limited history in establishing reserves in certain states, and our reserves for losses and loss adjustment expenses may not necessarily accurately predict future trends in our models to assess these amounts.

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

Although our reinsurers are liable to us to the extent we transfer risk to the reinsurers, we remain ultimately liable to our policyholders on all risks reinsured. Consequently, if any of our reinsurers cannot pay their reinsurance obligations, or dispute these obligations, we remain liable to pay the claims of our policyholders. In addition, our reinsurance agreements are subject to specified contractual limits on the amounts and types of losses covered, and we do not have reinsurance coverage to the extent our losses exceed those limits or are not of the type reinsured. As of December 31, 2009, we had a total of $42.1 million of receivables from reinsurers, including $14.7 million net recoverable from VFIC. We have, with the approval of the VFIC Special Deputy Receiver and the District Court, Austin, Texas, withdrawn $7.6 million from the trust securing our reinsurance recoverables from VFIC, which represented 100% of the amount we paid in losses as of the date of the withdrawal covered by the VFIC reinsurance. We have made arrangements with the VFIC Special Deputy Receiver to submit quarterly statements for approval to withdraw additional funds from the trust based upon losses paid. VFIC currently has been assigned a financial strength rating of “F” (In Liquidation) from A.M. Best. According to A.M. Best, “F” ratings are assigned to companies that have been placed under an order of liquidation by a court of law or whose owners have voluntarily agreed to liquidate the company. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss, which would have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to comprehensive regulation and supervision by government agencies in the states in which our insurance company subsidiaries are domiciled, as well as in the states where our subsidiaries sell insurance products, issue policies and handle claims. Certain states impose restrictions or require prior regulatory approval of certain corporate actions, which may adversely affect our ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow our business profitably. These regulations provide safeguards for policy owners and are not intended to protect the interests of stockholders. Our ability to comply with these laws and regulations at reasonable expense and to obtain necessary regulatory actions or approvals in a timely manner is and will continue to be critical to our success.

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

Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At December 31, 2009, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions on our part.

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

For the year ended December 31, 2009, independent agencies were responsible for approximately 37.0% of the gross premiums produced by our underwriting agencies. As a result, our business depends in part on the marketing efforts of independent agencies and on our ability to offer insurance products and services that meet the requirements of these independent agencies and their customers. Independent agencies are not obligated to sell or promote our products, and since many of our competitors rely significantly on the independent agency market, we must compete with other insurance companies and underwriting agencies for independent agencies’ business. Some of our competitors offer a larger variety of products, lower prices for insurance coverage or higher commissions, and we therefore may not be able to continue to attract and retain independent agencies to sell our insurance products. A material reduction in the amount of business our independent agencies sell would negatively impact our revenues.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2009, our investment portfolio was completely invested in fixed-income securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities. We attempt to mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. If market interest rates were to change 1.0% (for example, the difference between 5.0% and 6.0%), the fair value of our fixed-income securities would change approximately $3.8 million. The change in fair value was determined using duration modeling assuming no prepayments.

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

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of December 31, 2009, our insurance companies may not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position. Dividend payments of $7.3 million were received from our insurance company subsidiaries in 2008. On February 3, 2009, we obtained approval from the New York Department of Insurance for one of our insurance subsidiaries to retire one million shares of its stock for $2.9 million and approved payment of an extraordinary dividend for $100,000.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As of December 31, 2009, we leased an aggregate of approximately 461,046 square feet of office space for our agencies, insurance companies and retail stores in various locations throughout the United States. The office space includes a lease for approximately 56,875 aggregate square feet of office space in a common building in Burr Ridge, Illinois, and our Burr Ridge lease term expires in November 2016. We lease approximately 56,888 square feet of office space in Addison, Texas, and our Addison lease term expires in March 2015. We also have three leases of approximately 78,162 aggregate square feet of office space in Baton Rouge, Louisiana. One Baton Rouge lease is for approximately 20,117 square feet of office space with a term that expires in September 2012. The second lease is approximately 6,253 square feet with a term that expires in June 2010. The third Baton Rouge lease is for approximately 51,792 square feet of office space with a term that expires in December 2019. We also presently have one space in Melbourne, Florida with approximately 6,542 square feet which will expire in September 2012. We also have legal offices in Chicago, Baton Rouge and Dallas, which have 4,003, 3,394, and 2,619 square feet, respectively. In addition, we have 201 owned retail stores that presently lease space on an individual basis at various locations in the states in which we do business. None of these individual retail store leases are material to our operations.

In Baton Rouge, Louisiana, we own a building of approximately 177,469 square feet for investment purposes. The building is under a lease agreement with a federal agency. The lease expires on May 15, 2020. However, the federal agency may terminate the lease, in whole or part, upon one hundred twenty days’ written notice after May 15, 2015.

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

In August 2009, plaintiff Sunrise Business Resources, Inc. (Sunrise) filed suit against Affirmative Insurance Company in the Superior Court for the State of California, County of Los Angeles. Sunrise alleges that it is due approximately $722,000 in deferred compensation arising out of a Claims Administration Agreement between itself and Hawaiian Insurance & Guaranty Company (HIG). AIC, along with other third-party reinsurance companies, were parties to Quota Share Reinsurance Contracts with HIG during 2004 through June 30, 2006. Sunrise claims that it is a third-party beneficiary of the Quota Share Reinsurance Contract, thus rendering AIC liable for the deferred compensation owed under the HIG Claims Administration Agreement. Sunrise also seeks recovery under theories of quantum meruit, negligent misrepresentation and intentional misrepresentation. We have removed the action to the U.S. District Court for the Central District of California and are currently seeking a stay of the proceedings pending resolution of the HIG liquidation proceedings pending in Hawaii. The Company believes that this claim lacks merit and intends to defend itself vigorously.

In September 2009, plaintiff Toni Hollinger filed a putative class action in the U.S. District Court for the Eastern District of Texas against several county mutual insurance companies and reinsurance companies, including Affirmative Insurance Company. The complaint alleges that defendants engaged in unfair discrimination and violated the Texas Insurance Code by charging different policy fees for the same class and hazard of insurance written through county mutual insurance companies. Defendants have filed motions to dismiss contesting jurisdiction and the merits of plaintiff’s claims. The Company believes that this claim lacks merit and intends to defend itself vigorously.

In October 2009, plaintiff Dalton Johnson filed a putative class action in Palm Beach County, Florida against Affirmative Insurance Company. The complaint alleges that Affirmative failed to apply a statutorily-permitted fee schedule for hospital emergency care and services enacted into law in January 2008, thereby exhausting prematurely the PIP benefits available to Affirmative’s insureds. Affirmative has filed a motion to dismiss the complaint in its entirety. The Company believes that this claim lacks merit and intends to defend itself vigorously.

In January 2010, the Circuit Court of Cook County, Illinois granted plaintiff Valerie Thomas leave to amend her complaint to assert a putative class action against Affirmative Insurance Company. The complaint alleges that Affirmative failed to provide a statutory 5% premium discount to insureds who had anti-theft devices installed as standard equipment on their vehicles even when the insureds did not disclose the existence of such devices to Affirmative. The case has been consolidated with several identical class actions against other insurance companies. The defendants have filed motions to dismiss the class action complaints in their entirety. The Company believes that this claim lacks merit and intends to defend itself vigorously.

From time to time, we and our subsidiaries are subject to random compliance audits from federal and state authorities regarding various operations within our business that involve collecting and remitting taxes in one form or another. In 2006, two of our wholly-owned underwriting agencies were subject to a sales and use tax audit conducted by the State of Texas. The examiner for the State of Texas completed his audit report and delivered an audit assessment, for the period from January 2002 to December 2005, asserting that we should have collected and remitted approximately $2.9 million in sales tax derived from claims services performed by our underwriting agencies for policies sold by these underwriting agencies and issued by a county mutual insurance company through a fronting arrangement. Our insurance companies reinsured 100% of these policies. The assessment included an additional $0.4 million for accrued interest and penalty for a total assessment of $3.3 million. We believe that these services are not subject to sales tax and are vigorously contesting the assertions made by the state and exercising all available rights and remedies available to us. In October 2006, we responded to the assessment by filing petitions with the Comptroller of Public Accounts for the State of Texas requesting a re-determination of the tax due. In June 2009, the Comptroller responded to our petition, disputing the validity of positions set forth in our October 2006 petitions. We are now pursuing discovery from the Comptroller’s office and intend to present written and oral evidence and legal arguments to contest the imposition of the asserted taxes. Pending the administrative hearing process, the date for any potential payment is delayed and the final outcome of this tax assessment will not be known for some time. Due to the uncertainty surrounding the ultimate outcome of this matter, no liability has been recorded as of December 31, 2009.

Affirmative Insurance Company is a party to a 100% quota-share reinsurance agreement with Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). In November 2004, Hawaiian was named in a complaint filed in the Superior Court of the State of California for the County of Los Angeles alleging various causes of action relating to the alleged bad faith denial of coverage and defense for Hawaiian’s former insured resulting in a default judgment against the insured in the amount of $35 million. In January 2006, Hawaiian obtained summary judgment on all claims in its favor. Plaintiff appealed, but in October 2006, Hawaiian obtained a stay of the appellate proceedings by virtue of the Order of Liquidation for Hawaiian entered in August 2006. The Supreme Court of California denied plaintiff’s attempt to lift the stay in July 2007, and the matter has been inactive since that time. At this time, we are uncertain of the probability of the outcome of plaintiff’s appeal and therefore cannot reasonably estimate the ultimate liability.

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

Market Information

Our common stock is traded on the NASDAQ Global Select Market (formerly known as the NASDAQ National Market) under the symbol AFFM. The following table sets forth, for the periods indicated, the high, low and closing sales prices for our common stock as reported on the NASDAQ Global Select Market:

	First Quarter Ended March 31	Second Quarter Ended June 30	Third Quarter Ended September 30	Fourth Quarter Ended December 31
2009
High	$3.92	$3.65	$5.72	$5.05
Low	1.10	2.77	3.38	3.44
Close	3.20	3.55	4.92	4.08
Cash dividends declared per share	—	—	—	—
2008
High	$10.30	$8.96	$7.05	$4.39
Low	7.13	6.25	2.53	0.80
Close	7.98	6.80	3.16	1.45
Cash dividends declared per share	0.02	0.02	0.02	0.02

Shareholders of Record

On March 25, 2010, the closing sales price of our common stock as reported by the NASDAQ Global Select Market was $4.99 per share, there were 15,415,358 shares of our common stock issued and outstanding and there were 9 known holders of record of our common stock and approximately 1,000 beneficial owners.

Dividends

The declaration and payment of dividends is subject to the discretion of our board of directors and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our subsidiaries, and other factors deemed relevant by our board of directors. On March 27, 2009, we amended our senior secured credit facility. Under the terms of the amendment, dividends are permitted only if the leverage ratio is less than or equal to 1.5. As a result, no dividends were paid in 2009, and management believes dividends will not be paid during 2010. Further, we may enter into new agreements or incur additional indebtedness in the future which may further prohibit or restrict the payment of dividends. There is no requirement that we must, and we cannot assure that we will, declare and pay any dividends in the future. Our board of directors may determine to retain such capital for repayment of indebtedness, general corporate or other purposes. For a discussion of our cash resources and needs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources”.

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

Performance Graph

The following graph shows the percentage change in our cumulative total stockholder return on our common stock since our initial public offering measured by dividing (x) the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between our share price at the end and the beginning of the periods presented, by (y) the share price at the beginning of the periods presented. The graph demonstrates cumulative total returns for us, NASDAQ and the NASDAQ Insurance Index from the date of our initial public offering, July 9, 2004, through December 31, 2009.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Income Data
Premiums earned	$365,416	$357,301	$396,043	$288,110	$297,799
Commission income and fees	79,368	76,453	85,464	55,247	74,112
Total revenues	456,235	446,454	497,351	351,388	375,977
Losses and loss adjustment expenses	288,204	274,391	289,724	185,346	191,208
Selling, general and administrative expenses	162,688	138,925	155,297	143,127	148,023
Total operating expenses	460,367	422,388	456,057	332,727	343,390
Nonoperating income and expenses	10,520	18,616	25,060	4,342	3,515
Income (loss) from continuing operations before income taxes, minority interest and equity interest in unconsolidated subsidiaries	(14,652)	5,450	16,234	14,319	29,072
Income (loss) from continuing operations	(37,046)	6,236	12,770	10,956	18,521
Income/(loss) per common share from continuing operations:
Basic	(2.40)	0.40	0.83	0.72	1.18
Diluted	(2.40)	0.40	0.83	0.71	1.17
Dividends declared per share	—	0.08	0.08	0.08	0.08
Weighted average shares outstanding:
Basic	15,415	15,415	15,371	15,295	15,774
Diluted	15,415	15,415	15,382	15,345	15,993

Operating Data
Gross premiums written	$367,810	$385,059	$442,700	$286,180	$321,204
Net premiums written	374,974	340,388	407,567	284,807	315,498

Balance Sheet Data
Cash, cash equivalents and total investments	$312,000	$325,656	$434,157	$274,254	$258,787
Total assets	751,280	802,051	900,637	557,267	544,125
Total debt	188,397	213,586	273,896	56,702	56,702
Total liabilities	567,925	585,568	683,592	350,874	344,163
Total stockholders’ equity	183,355	216,483	217,045	206,393	199,962
Book value per common share	11.89	14.04	14.08	13.44	12.96

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2009, our subsidiaries included insurance companies licensed to write insurance policies in 40 states, underwriting agencies, and retail agencies with 201 owned stores and relationships with two unaffiliated underwriting agencies. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) and distributing our own insurance policies through 9,400 independent agents or brokers in 11 states (Louisiana, Texas, Illinois, Alabama, California, Michigan, Florida, Missouri, Indiana, South Carolina and New Mexico). In February 2010, we notified the Florida Insurance Commissioner of our intent to discontinue writing new and renewal policies in the state of Florida. We plan to begin issuing notices of non-renewal to insureds beginning on May 17, 2010.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with U. S. generally accepted accounting principles (generally accepted accounting principles) requires us to make estimates and assumptions when applying our accounting policies. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are described below. For a detailed discussion on the application of these and other accounting policies, see note 2 of Notes to Consolidated Financial Statements which appears in Item 8 of this Annual Report.

•	reserving for unpaid losses and loss adjustment expenses;

•	reinsurance recoverable on paid and incurred losses;

•	valuation of investments;

•	accounting for business combinations, goodwill and other intangible assets; and

•	deferred policy acquisition costs;

•	deferred income taxes.

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

The variability surrounding the carried loss reserves diminishes for each accident period as the current accident year contains the greatest proportion of losses that have not been reported or settled, and these elements must be estimated as of the current reporting date. The proportion of losses with these characteristics diminishes in subsequent years. Due to the introduction of new claims practices in late 2009, the payment of claims has been accelerated. The result of this was to increase the upper end of the range of reasonable estimates for both gross and net reserves. If the higher payments were indicative of a higher ultimate level of payments, the additional loss exposure would be between $5 and $35 million on a gross basis and $5 and $30 million on a net basis. These values are reflected in the ranges of gross and net reserves.

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

At December 31, 2009, our receivables from reinsurers included $14.7 million net recoverable from VFIC. At December 31, 2009, the VFIC Trust held $17.5 million to collateralize the $14.7 million net recoverable from VFIC. We have, with the approval of the VFIC Special Deputy Receiver and the District Court, Austin, Texas, withdrawn $7.6 million from the trust securing our reinsurance recoverables from VFIC, which represented 100% of the amount we paid in losses as of the date of the withdrawal covered by the VFIC reinsurance. We have made arrangements with the VFIC Special Deputy Receiver to submit quarterly statements for approval to withdraw additional funds from the trust based upon losses paid.

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

As of December 31, 2009 and 2008, we had no reserve for uncollectible reinsurance recoverables. We assessed the collectibility of our year-end receivables and believe all amounts are collectible based on currently available information.

Valuation of available-for-sale investments. Our available-for-sale investment securities are recorded at fair value, which is typically based on publicly-available quoted prices. From time to time, the carrying value of our investments may be temporarily impaired because of the inherent volatility of publicly-traded investments. We do not adjust the carrying value of any investment unless management determines that the impairment of an investment’s value is other than temporary.

We conduct regular reviews to assess whether our investments are impaired and if any impairment is other than temporary. Factors considered by us in assessing whether an impairment is other than temporary include the credit quality of the investment, the duration of the impairment, our ability and intent to hold the investment until recovery or maturity and overall economic conditions. Under Financial Accounting Standards Board (FASB) guidance adopted in the second quarter of 2009, an other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss), a component of stockholders’ equity. All impairments on our available-for-sale investment securities were considered temporary in nature as of December 31, 2009 and 2008, respectively. Accordingly, unrealized losses are recorded in other comprehensive income on our consolidated balance sheet.

Gains and losses realized on the disposition of investment securities are determined on the specific-identification basis and credited or charged to income. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income.

Valuation of trading investments. Our trading investment securities consist solely of auction-rate tax-exempt investment securities, which are carried at fair value with realized gains and losses reported in current period earnings. Fair value is estimated using third-party valuation sources. We entered into a settlement agreement with our broker on the auction-rate securities, whereby the broker will be required to buy back the securities at par. Such buybacks are expected to occur between July 2010 and two years thereafter.

Valuation of goodwill and other intangible assets. We evaluate goodwill for impairment annually as of September 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. We report under a single reporting segment and, as such, the goodwill analysis is measured under one reporting unit. Consistent with prior assessments, the fair value of the Company’s reporting unit was determined using an internally developed discounted cash flow methodology and other relevant indicators of value available in the market place such as market transactions and trading values of similar companies. Management considered its market capitalization in relation to its book value and believes that the Company’s market capitalization is not representative of the long-term value of the Company. In arriving at this conclusion, management considered the global economic factors impacting the financial markets in general and the specific performance of the Company as indicated by written premium volumes as compared to plan during the recent months of economic decline.

Based upon the results of our September 30, 2009 evaluation, we concluded that the carrying values of goodwill and other intangible assets were not impaired as of September 30, 2009. In 2008, management concluded that the carrying value of other intangible assets related to the Company’s Florida operations exceeded their fair value, resulting in an impairment charge of $4.4 million for indefinite lived other intangible assets and $0.2 million for amortizing other intangible assets.

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

Interim testing is not performed unless an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include significant adverse changes in the business climate, a decision to sell or dispose of all or a significant portion of a reporting unit, or a significant decline in the Company’s stock price. Management evaluated whether any other events occurred or circumstances changed that would trigger the requirement of an interim impairment test of goodwill, and determined that there were none. Therefore no update of the goodwill impairment test was necessary at December 31, 2009.

Deferred policy acquisition costs. Deferred policy acquisition costs represent the deferral of expenses that we incur acquiring new business or renewing existing business. Policy acquisition costs (primarily commissions, advertising, premium taxes and underwriting and agency expenses related to issuing a policy) are deferred and charged against income ratably over the terms of the related policies. Management regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. At December 31, 2009, we determined that there was no premium deficiency. Judgments as to the ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the premiums written.

Deferred income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. In addition, we assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statement of operations.

If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such a conclusion is reached.

ADOPTION OF NEW ACCOUNTING STANDARDS

In the second quarter of 2009, the Company adopted FASB guidance related to the recognition and measurement of other-than-temporary impairments for debt securities which replaced the pre-existing “intent and ability” indicator. These new standards specify that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). Adoption of the new guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.

The Company also adopted in the second quarter of 2009 FASB standards that provide guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. These new standards also provide guidance on identifying circumstances that indicate a transaction is not orderly. In addition, the Company is required to disclose in interim as well as annual reporting periods the inputs and valuation techniques used to measure fair value and discussion of changes in valuation techniques. Adoption of these standards did not have a material effect on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance on measuring the fair value of liabilities and clarifies that the quoted price for an identical liability, when traded as an asset in an active market, is also a Level 1 measurement, the highest priority in the fair value hierarchy, when no adjustment to the quoted price is required. This guidance was effective for interim and annual periods beginning after August 27, 2009. The Company did not have any revisions in valuation techniques as a result of adopting this guidance in the fourth quarter of 2009.

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB issued the FASB Accounting Standards Codification (ASC or Codification) for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification became the single authoritative source for GAAP. Accordingly, previous references to GAAP accounting standards are no longer used in our disclosures, including these Notes to the Consolidated Financial Statements. Adoption of the Codification did not affect the Company’s consolidated financial position, cash flows, or results of operations. Future updates to the ASC are referred to as Accounting Standards Updates (ASU’s).

ASU 2010-06 requires additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2 and activity in Level 3 on a gross basis, and clarifies certain other existing disclosure requirements including level of disaggregation and disclosures around inputs and valuation techniques. The provisions of the new standards are effective for interim or annual reporting periods beginning after December 15, 2009, except for the additional Level 3 disclosures which will become effective for fiscal years beginnings after December 15, 2010. These standards are disclosure only in nature and do not change accounting requirements. Accordingly, adoption of ASU 2010-06 will not impact the Company’s consolidated financial position, results of operations or cash flows.

ASU 2009-17 amended the standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. These standards will be effective for the Company beginning in the first quarter of 2010. The adoption of the new standards will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU 2009-16 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This standard will be effective for fiscal years beginning after November 15, 2009. The adoption of the new standards is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

On January 1, 2009, new authoritative guidance under ASC 805, Business Combinations, became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair-value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. In the event the Company has future business combinations, this new standard could impact future results of operations or financial position.

RESULTS OF OPERATIONS

The following table sets forth the components of consolidated statements of income (loss) from continuing operations as a percentage of revenues and certain operational information from continuing operations for the periods indicated (in thousands).

	Year Ended December 31,
	2009	2008	2007
Revenues
Net premiums earned	80.1%	80.0%	79.6%
Commission income and fees	17.4	17.1	17.2
Net investment income	2.1	3.1	3.3
Net realized gains (losses)	0.6	(2.4)	(0.1)
Other income (loss)	(0.2)	2.2	—

Total revenues	100.0	100.0	100.0

Expenses
Losses and loss adjustment expenses	63.2	61.5	58.3
Selling, general and administrative expenses	35.6	31.1	31.2
Depreciation and amortization	2.1	2.0	2.2

Total expenses	100.9	94.6	91.7

Operating income	(0.9)	5.4	8.3

Gain on extinguishment of debt	(4.3)	—	—
Loss on interest rate swaps	1.4	—	—
Interest expense	5.2	4.1	5.0
Other intangible assets impairment	—	0.1	—

Income (loss) from continuing operations before income tax expense (benefit)	(3.2)	1.2	3.3
Income tax expense (benefit)	4.9	(0.2)	0.7

Income (loss) from continuing operations	(8.1)%	1.4%	2.6%

Operational Information
Gross premiums written	$367,810	$385,059	$442,700
Net premiums written	374,974	340,388	407,567
Percentage retained	101.9%	88.4%	92.1%

Loss ratio	78.9%	76.8%	73.2%
Expense ratio	25.4	20.0	20.4

Combined ratio	104.3%	96.8%	93.6%

Effective tax rate	152.8%	14.4%	21.3%

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

The market conditions that existed for the past several years continued in 2009 putting downward pressure on industry rate levels. Our insurance company subsidiaries have continued developing and introducing new and better segmented products to serve our target markets during the past twelve months. In the aggregate, our rate level during 2009 modestly increased, as we continued to focus on seeking an appropriate balance between competitive positioning and profitability.

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

Total revenues for 2009 increased $9.8 million, or 2.2%, to $456.2 million from $446.5 million for 2008.

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written by distribution channel for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Our underwriting agencies:
Our retail agencies	$206,156	$233,967	$247,620
Independent agencies	136,165	120,704	156,085

Subtotal	342,321	354,671	403,705
Unaffiliated underwriting agencies	25,489	30,389	38,990
Other	—	(1)	5

Total	$367,810	$385,059	$442,700

Total gross premiums written for 2009 decreased $17.2 million, or 4.5%, compared with 2008 primarily due to macroeconomic factors. In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance carriers’ products only and do not include premiums written for third-party insurance carriers in our retail and franchised stores. We earn only commission income and fees in our retail distribution channel for sales of third-party insurance policies.

Gross premiums written in our retail distribution channel for 2009 decreased $27.8 million, or 11.9%, when compared with 2008. These declines were primarily due to the negative macroeconomic environment. In our independent agency distribution channel, gross premiums written for 2009 increased $15.5 million, or 12.8%, compared with 2008. This increase was primarily due to the expansion of independent agency relationships. Gross premiums written by our unaffiliated underwriting agencies for 2009 decreased $4.9 million, or 16.1%, compared with 2008.

In the third quarter of 2009, we began to implement changes in pricing to improve our premium production levels and profitability. The states of Illinois, Indiana, Michigan and South Carolina were targeted for these changes. We expect it to take about one year before the full benefits from these actions are realized.

Total gross premiums written for 2008 decreased $57.6 million, or 13.0%, compared with 2007. The decrease was primarily due to macroeconomic effects. In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance carriers’ products only and do not include premiums written for third-party insurance carriers in our retail and franchised stores. We earn commission income and fees in our retail distribution channel for sales of third-party insurance policies. Gross premiums written in our retail distribution channel decreased $13.6 million, or 5.5%, from 2007. In our independent agency distribution channel, gross premiums written for 2008 decreased $35.4 million, or 22.7%, compared with 2007. Gross premiums written by our unaffiliated agencies in 2008 decreased $8.6 million, or 22.1%, compared with 2007.

The following table displays our gross premiums written by state for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Louisiana	$138,484	$140,270	$144,576
Texas	79,712	66,006	69,397
Illinois	41,939	52,604	66,650
Alabama	28,099	27,353	22,701
California	25,216	29,905	37,663
Michigan	22,682	16,292	22,940
Indiana	9,738	9,848	13,126
Missouri	8,569	9,514	15,842
Florida	5,825	20,619	29,744
South Carolina	4,499	8,599	13,927
New Mexico	2,775	3,565	4,802
Arizona	121	258	826
Other	151	226	506

Total	$367,810	$385,059	$442,700

The following table displays our net premiums written by distribution channel for 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Our underwriting agencies:
Retail agencies — gross premiums written	$206,156	$233,967	$247,620
Ceded reinsurance	10,286	(41,881)	(29,922)

Subtotal retail agencies net premiums written	216,442	192,086	217,698

Independent agencies — gross premiums written	136,165	120,704	156,085
Ceded reinsurance	(2,264)	(1,856)	(3,583)

Subtotal independent agencies net premiums written	133,901	118,848	152,502

Unaffiliated underwriting agencies — gross premiums written	25,489	30,389	38,990
Ceded reinsurance	(152)	(226)	(372)

Subtotal unaffiliated underwriting agencies net premium written	25,337	30,163	38,618

Catastrophe and contingent coverages with various reinsurers	(707)	(708)	(1,183)
Other, net	1	(1)	(68)

Total net premiums written	$374,974	$340,388	$407,567

The following table sets forth net premiums earned by distribution channel for 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Our underwriting agencies	$339,996	$325,595	$356,064
Unaffiliated underwriting agencies	25,420	31,706	39,979

Net premiums earned	$365,416	$357,301	$396,043

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for 2009 increased $8.1 million, or 2.3%, compared with 2008. Since insurance premiums are earned over the service period of the policies, the revenue in the current period includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. Net premiums earned during 2009 on policies sold through our affiliated underwriting agencies increased by $14.4 million, or 4.4%. This increase is primarily due to the increase in retention on the Louisiana and Alabama business with the termination of our quota-share reinsurance agreement, which was partially offset by the macroeconomic environment. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $6.3 million, or 19.8%, compared with 2008.

Net premiums earned for 2008 decreased $38.7 million, or 9.8%, compared with 2007. This decline was due to the decline in gross written premiums. Net premiums earned during 2008 on policies sold through our affiliated underwriting agencies decreased by $30.5 million, or 8.6%. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $8.3 million, or 20.7%, compared with 2007.

Reinsurance. The following table reflects the premiums ceded and assumed under reinsurance agreements in our consolidated financial statements for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Direct premiums written	$291,137	$324,826	$379,518
Assumed premiums	76,673	60,233	63,182

Gross premiums written	367,810	385,059	442,700
Ceded premiums written	7,164	(44,671)	(35,133)

Net premiums written	$374,974	$340,388	$407,567

In connection with the completion of the acquisition of USAgencies, we reevaluated their reinsurance program in light of the capital structure and risk management programs of the larger combined operations. As a result, terms were renegotiated with the reinsurer and a new quota-share reinsurance agreement was made effective April 1, 2007, under which the net retention increased from 30% to 75% in Louisiana and from 25% to 75% in Alabama on policies issued in those two states. Concurrently, we exercised our option to terminate the prior quota-share contracts on a cut-off basis. In April 2007, we received $31.0 million to settle the unearned premiums less return ceding commissions. Effective January 1, 2009, we terminated our quota-share reinsurance contract on a cut-off basis and received $7.8 million of returned unearned premiums, net of $2.6 million returned ceding commissions.

Our quota-share ceding commission rate structure varies based on loss experience. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations.

The amount of recoveries pertaining to quota-share reinsurance contracts that were deducted from losses and loss adjustment expenses incurred during 2009 and 2008 was approximately $7.1 million and $31.3 million, respectively. The amount of loss reserves and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations is as follows for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Loss and loss adjustment expense	$32,447	$40,667	$46,854
Unearned premiums	1,096	11,037	11,371

Total	$33,543	$51,704	$58,225

The following table summarizes the ceded incurred losses and loss adjustment expenses (consisting of ceded paid losses and loss adjustment expenses and change in reserves for loss and loss adjustment expenses ceded) to various reinsurers for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Paid losses and loss adjustment expenses ceded	$15,295	$37,445	$60,121
Change in loss and loss adjustment expense reserves ceded	(8,219)	(6,112)	(18,406)

Incurred losses and loss adjustment expenses ceded	$7,076	$31,333	$41,715

The Michigan Catastrophic Claims Association (MCCA) is a reinsurance facility that covers no-fault medical losses above a specific retention amount. For policies effective July 1, 2009 to June 30, 2010, the required retention is $0.5 million. As a writer of personal automobile policies in the state of Michigan, we cede premiums and claims to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders. Our ceded premiums written to the MCCA were $2.4 million, $1.9 million and $3.6 million in 2009, 2008 and 2007, respectively.

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

Commissions, premium finance and agency fees are earned on sales of third-party companies’ products sold by our retail agencies. As described above, in our owned stores, there can be a shift in the relative proportion of the sales of third-party insurance products as compared to sales of our own carriers’ products due to the relative competitiveness of our insurance products that could result in an increase in our commission income and fees from non-affiliated third-party insurers. We negotiate commission rates with the various third-party carriers whose products we agree to sell in our retail stores. As a result, the level of third-party commission income will also vary depending upon the mix by carrier of third-party products that are sold. In addition, we earn fees from the sales of other products and services such as auto club memberships, bond cards and tax preparation services offered by unaffiliated companies.

The following sets forth the components of consolidated commission income and fees earned for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Policyholder fees	$39,139	$42,916	$48,772
Premium finance revenue	21,926	19,230	19,696
Commissions and fees	12,926	10,386	10,706
Agency fees	4,779	4,737	3,836
Other, net	598	(816)	2,454

Total commission income and fees	$79,368	$76,453	$85,464

Commission income and fees increased $2.9 million, or 3.8%, compared with 2008. Policyholder fees have decreased due to the lower volume of premiums written in states where we collect policyholder fees. While we have experienced a steady increase in premium finance revenue since December 2007 when we began financing third-party premiums, the slight decrease from 2007 to 2008 in premium finance revenue was driven by lower volumes of premiums written and related affiliate premiums financed in Louisiana. Commissions and fees increased as a result of a revised rate structure in 2009, more of our retail customers choosing third-party products due to the market conditions, and a concerted effort to sell more ancillary products.

Commission income and fees decreased $9.0 million, or 10.5%, in 2008 compared with 2007. The decrease was primarily due to a decline in policyholder fees due to the decline in premium production. Agency fees increased due to additional fees that we began collecting in April 2008.

Net Investment Income and Other Income. Net investment income includes primarily income on our portfolio of debt securities. Also included in net investment income is lease income from our investment in real property. Net investment income for 2009 decreased $4.3 million, or 31.3%, compared with 2008, consisting of a $4.6 million decrease in investment income on debt securities, partially offset by a $0.5 million increase in lease income from investment in real property. The decrease was primarily due to a reduction in yields and a 14.2% decrease in total average invested assets to $266.7 million during 2009 from $310.7 million during 2008. The average investment yield was 3.0% (4.0% on a taxable equivalent basis) in 2009 as compared to 4.1% (5.6% on taxable equivalent basis) in 2008.

At December 31, 2009, our fixed-income investments were invested in the following: U.S. Treasury and government agencies securities 9.8%, corporate debt securities 25.5%, residential mortgage-backed securities 1.9%, and states and political subdivisions securities 62.8%. The average quality of our portfolio was AA- at December 31, 2009. We attempt to mitigate interest rate risk by managing the duration of our fixed-income portfolio to a target range of three years or less. As of December 31, 2009, the effective duration of our fixed-income investment portfolio was 1.5 years.

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

Net investment income for 2008 decreased $2.7 million, or 16.4%, compared with 2007, consisting of a $2.1 million decrease in investment income on debt securities, slightly offset by a $0.2 million increase in lease income from investment in real property. The decrease was primarily due to a 10.6% decrease in total average invested assets to $310.7 million during 2008 from $347.5 million during 2007. The average investment yield was 4.1% (5.6% on a taxable equivalent basis) in 2008 as compared to 4.5% (5.9% on taxable equivalent basis) in 2007.

As of December 31, 2009, we held $46.4 million, at amortized cost, and $37.4 million fair value of auction-rate tax-exempt securities. Generally, the interest rates for these securities are determined by bidding every 7, 28 or 35 days. When there are more sellers than buyers, an auction fails and bondholders that want to sell are unable to sell the securities. Auctions for these securities began to fail in late January 2008. Issuers remain obligated to pay interest and principal when due when an auction fails. Rates at failed auctions are set at a level established in the terms of the debt. In February 2008, investment banks stopped committing capital to the auctions and there have been widespread auctions failures since that time.

In August 2008, our broker announced settlements in principle with each of the Division Enforcement of the U.S. Securities and Exchange Commission (SEC), the New York Attorney General and other state agencies to purchase all of its clients’ auction-rate securities at par and several other items, including fines. In October 2008, our broker filed a prospectus with the SEC, which published a legally-binding offer to all authorized holders of auction-rate securities in our broker’s accounts (“the settlement”). The majority of our auction-rate securities qualify under the terms of the settlement. The time frames that our broker has set for buybacks have different start dates based upon the individual client’s size, which is determined by each client’s balance of investments held at our broker. For the majority of our auction-rate holdings, the buybacks are expected to occur between July 2010 and two years thereafter. In November 2008, the Company elected to participate in our broker’s offer to purchase our auction-rate securities at par. We classify our portfolio of auction-rate securities as trading and for the year ended December 31, 2009, recorded a realized gain of $2.1 million for the change in fair value. As of

December 31, 2009, the fair value of the settlement was $8.8 million, which we reported in other assets with the decrease in fair value of $0.8 million during 2009, reported in other income (loss).

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for 2009 increased $13.8 million, or 5.0%, compared with 2008. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 78.9% in 2009, compared with 76.8% in 2008. The increase was primarily due to increased losses from adverse development on reserve estimates for prior accident years of $14.8 million primarily due to our Florida business.

The following table displays the impact of loss and loss development related to prior periods’ business on our loss ratio (losses and loss adjustment expenses divided by net premiums earned) for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Loss ratio — current accident year, excluding hurricane losses	74.9%	75.1%	74.5%
Hurricane losses	—	0.6	—
Adverse (favorable) loss ratio development — prior accident year	4.0	1.1	(1.3)

Reported loss ratio	78.9%	76.8%	73.2%

The Florida losses were the result of our decision to push the full coverage product in Florida in 2007 in response to the Personal Injury Protection (PIP) sunset in that state on October 1, 2007. Inadequate pricing and product management produced significantly higher losses than anticipated. We have drastically reduced the production of this product by restricting writings by agent, territory and coverage based on where significant loss ratio swings occurred. In February 2010, we notified the Florida Insurance Commissioner of our intent to discontinue writing policies. We plan to begin issuing notices of non-renewal to insureds beginning on May 17, 2010. This decision is directly related to the challenging regulatory environment and the resulting unsatisfactory financial results we have experienced. Although these actions will eventually lead to a complete shutdown of our Florida business, we will continue to evaluate alternate strategies for Florida and will consider re-entering the market when conditions are more conducive to achieving favorable operating results. Excluding Florida in the current accident year, the loss ratio was 74.0%.

In the third quarter of 2009, we undertook a study to assess how we carry out our claims administration activities. Through this review, we identified specific actions to achieve organizational efficiencies and reduce our loss and loss adjustment expenses. We started to implement these steps in the fourth quarter of 2009 and expect these actions to have a significant impact on mitigating our loss and loss adjustment expenses. We expect it to take about one year before the full benefits from these actions are realized.

Losses and loss adjustment expenses for 2008 decreased $15.3 million, or 5.3%, compared with 2007. The percentage of losses and loss adjustment expense to net premiums earned was 76.8% in 2008 compared with 73.2% in 2007. The loss ratio for the year increased to 76.8% in 2008, compared with 73.2% in 2007. This increase was primarily the result of having adverse development in 2008 compared with favorable development in 2007, an increase in the current accident year loss ratio and hurricane losses. The adverse development and increase in the current accident year loss ratio were primarily due to increased losses from Florida policies. The Florida losses were the result of our decision to push the full coverage product in Florida in 2007. The Company had $2.5 million in losses in 2008 related to Hurricanes Gustav and Ike.

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

The following table provides a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses, for the periods indicated (in thousands):

	Year Ended December 31,
	2009	2008	2007
Gross balance at beginning of year	$204,637	$227,947	$162,569
Less: Reinsurance recoverable	40,667	46,854	21,590
Less: Deposits	516	349	2,558

Net balance at beginning of year	163,454	180,744	138,421
Acquisition of USAgencies	—	—	27,810

Adjusted reserves, net of reinsurance	163,454	180,744	166,231
Incurred related to:
Current year	273,395	270,665	294,747
Prior year	14,809	3,726	(5,023)
Paid related to:
Current year	172,389	164,690	175,976
Prior year	118,314	126,991	99,235

Net balance at the end of year	160,955	163,454	180,744
Reinsurance recoverable	32,447	40,667	46,854
Deposits	245	516	349

Gross balance at the end of year	$193,647	$204,637	$227,947

Our losses, loss adjustment expense reserves and deposit liabilities of $193.6 million on a gross basis and $161.0 million on a net basis are our best estimates as of December 31, 2009. The analysis provided by our internal valuation methods indicated that the expected range for the ultimate liability for our losses and loss adjustment expense reserves, as of December 31, 2009, was between $155.0 million and $230.0 million on a gross basis and between $135.0 million and $195.0 million on a net basis.

The following table presents the development of reserves for unpaid losses and loss adjustment expenses from 1999 through 2009 for our insurance company subsidiaries, net of reinsurance recoveries or recoverables. The first line of the table presents the reserves at December 31 for each indicated year. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to us. The upper portion of the table presents the cumulative amounts subsequently paid as of successive years with respect to those claims. The lower portion of the table presents an update of the estimated amount of the previously recorded reserves based upon the experience as of the end of each succeeding year. The estimates are revised as more information becomes known about the payments, frequency and severity of claims for individual years. A redundancy (deficiency) exists when the reestimated reserves at each December 31 is less (greater) than the prior reserve estimate. The cumulative redundancy (deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

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

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Net liability for unpaid losses and LAE:
Originally estimated	$1,215	$3,493	$—	$—	$—	$55,500	$116,109	$138,421	$180,744	$163,454	$160,955
Reserve adjustment from acquisition of USAgencies	—	—	—	—	—	—	—	27,810	—	—	—

Adjusted reserves, net of reinsurance	1,215	3,493	—	—	—	55,500	116,109	166,231	180,744	163,454	160,955
Cumulative paid as of December 31,
One year later	1,210	3,493	—	—	—	17,396	62,715	99,235	126,991	118,314
Two years later	1,339	3,493	—	—	—	31,194	83,974	131,873	160,754
Three years later	1,339	3,493	—	—	—	39,686	94,879	145,652
Four years later	1,339	3,493	—	—	—	43,106	100,444
Five years later	1,339	3,493	—	—	—	45,409
Six years later	1,339	3,493	—	—
Seven years later	1,339	3,493	—
Eight years later	1,339	3,493
Nine years later	1,339
Ten years later

Liability re-estimated as of December 31,
One year later	1,339	3,493	—	—	—	46,948	110,875	161,208	184,470	178,262
Two years later	1,339	3,493	—	—	—	47,417	109,193	161,734	195,550
Three years later	1,339	3,493	—	—	—	48,404	110,015	168,066
Four years later	1,339	3,493	—	—	—	48,452	116,171
Five years later	1,339	3,493	—	—	—	51,279
Six years later	1,339	3,493	—	—
Seven years later	1,339	3,493	—
Eight years later	1,339	3,493
Nine years later	1,339	3,493
Ten years later	1,339

Net cumulative redundancy/ (deficiency)	$(124)	$—	$—	$—	$—	$4,221	$(62)	$(1,835)	$(14,806)	$(14,808)	N/A

The following table is a reconciliation of our net liability to our gross liability for losses and loss adjustment expenses (in thousands):

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
As originally estimated:
Net liability shown above	$1,215	$3,493	$—	$—	$—	$55,500	$116,109	$138,421	$180,744	$163,454	$160,955
Add reinsurance recoverable	65,693	46,818	43,345	64,677	58,507	43,363	19,169	21,590	46,854	40,667	32,447

Gross liability	66,908	50,311	43,345	64,677	58,507	98,863	135,278	160,011	227,598	204,121	193,402
Adjusted for acquisition of USAgencies	—	—	—	—	—	—	—	71,522	—	—	—

Adjusted gross liability	66,908	50,311	43,345	64,677	58,507	98,863	135,278	231,533	227,598	204,121	193,402

As re-estimated as of December 31, 2009
Net liability shown above	1,339	3,493	—	—	—	51,279	116,171	168,066	195,550	178,262
Add reinsurance recoverable	62,128	55,765	50,084	70,959	53,927	43,492	18,018	60,307	42,079	42,889
Gross liability	63,467	59,258	50,084	70,959	53,927	94,771	134,189	228,373	237,629	221,151

Net cumulative redundancy/ (deficiency)	$3,441	$(8,947)	$(6,739)	$(6,282)	$4,580	$4,092	$1,089	$3,160	$(10,031)	$(17,030)

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

The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Amortization of deferred acquisition costs	$76,317	$72,245	$70,182
Other selling, general and administrative expenses	86,371	66,680	85,115

Total selling, general and administrative expenses	$162,688	$138,925	$155,297

Total selling, general and administrative expenses as a percentage of net premiums earned	44.5%	38.9%	39.2%

Beginning deferred acquisition costs	$21,993	$24,536	$23,865
Additions	78,554	69,702	70,853
Amortization	(76,317)	(72,245)	(70,182)

Ending deferred acquisition costs	$24,230	$21,993	$24,536

Amortization of deferred acquisition costs as a percentage of net premiums earned	20.9%	20.2%	17.7%

In 2009, selling, general and administrative expenses increased $23.8 million, or 17.1%, compared with 2008. This increase was primarily related to a reduction in ceding commission of $13.1 million due to the termination of the Louisiana and Alabama quota-share agreement, a $6.3 million reallocation of expenses from unallocated loss adjustment expenses to more accurately reflect claim handling costs in unallocated loss adjustment expense and contingent commissions related to prior period development of $4.4 million.

In July 2009, we suspended matching contributions to the 401(k) plan. This action is expected to decrease selling, general and administrative expenses by approximately $1.0 million annually. We are also in the process of implementing or have completed the following organizational changes including:

•	consolidating insurance operations into one location;

•	consolidating agency and claims operations; and

•	conducting a general business unit review to identify and implement additional expense savings opportunities.

We believe that the cumulative effect of all of the actions outlined above, including the sale of the Florida retail operations and the suspension of the 401(k) matching contributions, should produce expense savings of at least $10.0 million annually.

Selling, general and administrative expenses for 2008 decreased $16.4 million, or 10.5%, compared with 2007. The overall decrease in selling, general and administrative expenses was primarily due to a reduction in operating expenses primarily due to the decline in premium volume and management’s efforts to reduce expenses in response to the premium decline.

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

Additions to deferred acquisition costs and the related amortization increased in 2009 by $8.9 million and $4.1 million, respectively. This increase reflects the reduction of ceding commissions received in 2009 of $13.1 million as a result of reducing our dependence on reinsurance, which includes the return of $2.6 million in ceding commissions in 2009 upon termination of the Louisiana and Alabama reinsurance contracts. The slight increase in amortization as a percentage of net premiums earned in 2009 from 2008 was the result of de-leveraging of certain costs relative to the decline in volume of gross premiums written as well as a shift from affiliate to third party policies written in 2009 over 2008.

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

Net expenses, defined as the sum of selling, general and administrative expenses and depreciation and amortization less commission income and fees, as a percentage of net premiums earned (the net expense ratio) increased to 25.4% in 2009 compared with 20.0% in 2008. The increase was primarily due to a 17.1% increase in selling, general and administrative expenses driven by increasing our retained premiums (reducing reinsurance) and contingent commissions on prior accident year development. Net expenses as a percentage of net premiums earned decreased to 20.0% in 2008 compared with 20.4% in 2007. The decrease was primarily due to a 10.5% decrease in selling, general and administrative expenses. The following table sets forth the components of the net expenses and the computation of the net expense ratios for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Selling, general and administrative expenses	$162,688	$138,925	$155,297
Depreciation and amortization	9,475	9,072	11,036
Less: commission income and fees	(79,368)	(76,453)	(85,464)

Net expenses	$92,795	$71,544	$80,869

Net premiums earned	$365,416	$357,301	$396,043

Net expense ratio	25.4%	20.0%	20.4%

During 2006, we developed a comprehensive implementation plan and supporting business case to consolidate and transform our primary business applications onto a new strategic platform. This plan encompasses consolidating and migrating our multiple claims, point-of-sale and policy administration systems onto single strategic platforms, as well as deploying new premium finance, reporting and business analytics capabilities. For all components of this systems transformation plan, we have selected a software package that we will configure and integrate to meet our unique needs. We believe this systems transformation will position us to realize significant strategic benefits including: systemic pricing advantage in our marketplace via consolidated and streamlined systems and operations; faster product time to market; additional retail revenue via premium financing; improved claims and underwriting performance via increased automated application of best practice processing rules; a platform to simplify and hasten post-merger and acquisition integration-reducing integration costs and accelerating synergies realization; and improved customer focus and retention. Through December 31, 2009, we have capitalized $41.5 million of costs related to the transformation. The agency management and premium finance systems were fully implemented in the first quarter of 2008. The insurance systems began to be implemented in June 2008 with the claims system implemented to support all of our operations except for our Louisiana and Alabama operations in the last half of 2008. We converted all remaining open claims from the legacy system to the new system (with the exception of Louisiana and Alabama). Through December 31, 2009, the new point-of-sale and policy administration system was implemented in Illinois, Indiana, Michigan, Missouri, South Carolina and Texas. For the new policy administration system implementation, we plan to operate the legacy systems through the policies’ renewal dates when they will be converted to the new system. This will result in additional operating expense until the legacy systems can be retired.

Depreciation and Amortization. Depreciation and amortization expenses for 2009 increased $0.4 million, or 4.4%, compared with 2008. Depreciation expense increased by $1.6 million, or 21.9%, primarily due to the implementation of the insurance systems mentioned above and amortization expense decreased by $1.2 million, or 68.1%, for 2009 primarily as a result of decreasing amortization related to the purchase of USAgencies.

Depreciation and amortization expenses for 2008 decreased $2.0 million, or 17.8%, compared with 2007. Depreciation expense increased by $2.1 million or 40.5%. The increase was primarily due to the implementation of the agency management, premium finance and insurance systems. Amortization expense decreased $4.1 million or 69.8% for the current period. The decrease is primarily a result of agreements that were fully amortized in 2007.

Gain on Extinguishment of Debt. On March 27, 2009, we entered into an amendment of the senior secured credit facility. See the Liquidity and Capital Resources section for a complete discussion of the amendment. We evaluated the present value of the cash flows under the terms of the amended credit agreement to determine if they were at least 10 percent different from the present value of the remaining cash flows under the terms of the original credit agreement. It was determined that the terms were substantially different and, therefore, should be accounted for as a debt extinguishment. The amended debt agreement was recorded at fair value, which was determined to be $112.5 million, with the discount to be amortized as interest expense over the remaining life of the note using the effective interest method. In addition, $1.8 million of new debt issuance costs were incurred, which were capitalized and are being amortized to interest expense over the term of the amended credit agreement.

We recorded a $19.4 million pretax, non-cash gain on extinguishment of debt as a result of this transaction, which is included in a separate line item in the accompanying consolidated statement of income(loss) for the year ended December 31, 2009. The $19.4 million debt extinguishment gain resulted from a $24.2 million discount representing the difference between the carrying value of the original credit agreement and the fair value of the new modified credit agreement, net of $0.7 million of term lender consent fees and the write-off of $4.1 million of deferred debt issuance costs relating to the original credit agreement.

Loss on Interest Rate Swaps. Loss on interest rate swaps for 2009 was $6.4 million. The modification of the senior credit facility effective March 27, 2009 resulted in the interest rate swaps becoming ineffective as cash flow hedges. As a result, the previously hedged interest payments will not occur. Therefore, the amount recorded in accumulated other comprehensive loss through March 27, 2009 was reclassified to earnings as loss on interest rate swaps. Subsequent to March 27, 2009, we record changes in the fair value of the derivative instruments in earnings, as gain or loss on interest rate swaps.

Interest Expense. Interest expense for 2009 increased $5.1 million, or 27.9%, compared with 2008. This increase reflects the amortization of loan discount of $5.7 million resulting from the modification of the senior credit facility as well as the increased interest rate, which was partially offset by a lower loan balance due to principal reductions. The average principal balance of our senior secured credit facility was $133.3 million during 2009, a decrease of $19.5 million, or 12.8%, from the average principal balance during 2008. In 2009, we repaid $6.7 million of the senior secured facility. We have a mandatory principal payment due March 2010 of $0.8 million.

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

Income Taxes. We recognized an income tax expense from continuing operations of $22.4 million for the year ended December 31, 2009 as compared to income tax benefit from continuing operations of $0.8 million for the year ended December 31, 2008. Our effective tax rate from continuing operations of 152.8% for the year ended December 31, 2009 differed from the federal statutory rate primarily as a result of the recognition of a deferred tax asset valuation allowance and investment income generated by tax-exempt securities.

Our net deferred tax assets prior to recognition of valuation allowance were $20.8 million and $17.5 million at December 31, 2009 and 2008, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, a valuation allowance was established during the fourth quarter of 2009, resulting in additional tax expense of $31.6 million. Our effective tax rate from continuing operations was (14.4%) for the year ended December 31, 2008 which differed from the statutory rate primarily due to a relatively high proportion of the investment income generated by tax-exempt securities.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. Our non-insurance company subsidiaries have paid dividends of $25.0 million in 2009. As of December 31, 2009, we had $1.3 million of cash and equivalents at the holding company level and $28.4 million of cash and cash equivalents at our non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of December 31, 2009, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position. However, as mentioned previously, our nonregulated entities provide adequate cash flow to fund their own operations. Dividend payments of $7.3 million were received from our insurance company subsidiaries in 2008. In February 2009, we obtained approval from the New York Department of Insurance for one of our insurance subsidiaries to retire one million shares of its stock for $2.9 million and approved payment of an extraordinary dividend for $100,000.

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2009, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions on our part.

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

Senior secured credit facility. In 2007, we entered into a $220.0 million senior secured credit facility (the facility) provided by a syndicate of lenders, that provide for a $200.0 million senior term loan facility and a revolving facility of up to $20.0 million, depending on our borrowing capacity. The principal amount of the term loan is payable in quarterly installments, with the remaining balance due January 31, 2014. Beginning in 2008, we were also required to make additional annual principal payments that are calculated based upon our financial performance during the preceding fiscal year. In addition, certain events, such as the sale of material assets or the issuance of significant new equity, necessitate additional required principal repayments. During 2009, we made $6.7 million in principal payments. As of December 31, 2009, we had no borrowings under the revolving portion of the facility.

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

•	Common stock dividends are permitted only if the leverage ratio is less than or equal to 1.5.

•	The revolving facility was reduced from $20 million to $10 million. This facility terminated as of January 2010.

In addition, we paid 0.50% to all lenders that approved the amendment. The amendment will increase our interest costs for the facility in the future.

At December 31, 2009, we were in compliance with all of our financial and other covenants.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2009 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Operating leases(1)	$8,742	$6,423	$4,934	$4,133	$3,914	$8,338	$36,484
Notes payable(2)	—	—	—	—	—	76,891	76,891
Senior secured credit facility(3)	1,296	1,058	646	164	126,857	—	130,021
Interest on notes payable(2)	3,626	2,946	2,946	2,946	2,946	60,632	76,042
Interest on senior secured credit facility(3)	12,182	12,068	12,038	11,940	1,010	—	49,238
Data processing services(4)	3,524	—	—	—	—	—	3,524
Reserves for loss and loss adjustment expense(5)	131,099	36,916	14,008	5,683	2,822	3,119	193,647

Total	$160,469	$59,411	$34,572	$24,866	$137,549	$148,980	$565,847

(1)

As of December 31, 2009, we leased an aggregate of approximately 461,046 square feet of office space for our agencies, insurance companies and retail stores in various locations throughout the United States. These amounts represent our minimum future operating lease commitments.

(2)

All of the outstanding notes payable at December 31, 2009 are redeemable in whole or in part after five years of issuance. For this disclosure, it is assumed that none of these notes will be redeemed before their contractual maturities and interest rates on these notes will remain at their current levels. Difference between future cash payments and the carrying value of the notes represents fair value adjustment at the date of acquisition of USAgencies that is being amortized into interest expense over the notes outstanding period.

(3)

The principal amount of the Borrowing is payable in quarterly installments with the remaining balance due on the seventh anniversary of the closing of the facility. Beginning in 2008, we are also required to make additional annual principal payments that are to be calculated based upon our financial performance during the preceding fiscal year. In addition, certain events, such as the sale of material assets or the issuance of significant new equity, necessitate additional required principal repayments. The Company has an additional required principal payment due March 2010 of $0.8 million.

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

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities and auction-rate tax-exempt securities classified as trading. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of less than three years. The fair value of our fixed-income securities as of December 31, 2009 was $251.1 million. The effective average duration of the portfolio as of December 31, 2009 was 1.5 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 1.5%, or $3.8 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 1.5%, or $3.8 million, increase in the market value of our fixed-income investment portfolio.

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

Derivative financial instruments are reported at fair value on the consolidated balance sheet. Our current derivative instruments consist of two interest rate swaps entered into in 2007 and 2008, with an aggregate notional amount of $115.0 million outstanding at December 31, 2009. One swap instrument has a notional amount outstanding of $50.0 million that requires quarterly settlements whereby we pay a fixed rate of 4.993% and receive a three-month LIBOR rate. The second interest rate swap has a notional amount of $65.0 million outstanding, for which we pay a fixed rate of 3.031% and receive a three-month LIBOR rate. The interest rate swaps were previously designated as hedges against the variability of cash flows associated with that portion of the senior secured credit facility.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At December 31, 2009, our fixed-income investments were invested in the following: U.S. Treasury and government agencies securities 9.8%, corporate debt securities 25.5%, residential mortgage-backed securities 1.9% and states and political subdivisions securities 62.8%.

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	December 31, 2009	December 31, 2008
Total invested assets	$251,072	$259,143
Tax-equivalent book yield	4.00%	5.60%
Average duration in years	1.50	1.58
Average S&P rating	AA-	AA

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

The table below presents the total amount of receivables due from reinsurance as of December 31, 2009 and 2008, respectively (in thousands):

	December 31, 2009	December 31, 2008
Michigan Catastrophic Claims Association	$18,452	$15,989
Vesta Insurance Group	14,691	14,223
Quota-share reinsurer for Louisiana and Alabama business	3,955	28,951
Other	4,984	4,168

Total reinsurance recoverable	$42,082	$63,331

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiaries, Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura), had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At December 31, 2009, the VFIC Trust held $17.5 million (after cumulative withdrawals of $7.6 million through December 31, 2009), consisting of $12.7 million of a U.S. Treasury money market account and $4.8 million of corporate bonds rated BBB or higher, to collateralize the $14.7 million net recoverable from VFIC.

At December 31, 2009, net amounts owed by AIC and Insura under reinsurance agreements with the VIG-affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian) were $12.8 million. Affirmative established a trust account to collateralize this payable, which currently holds $22.4 million in securities (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through December 2009.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of December 31, 2009, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Affirmative Insurance Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Affirmative Insurance Holdings, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Affirmative Insurance Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Affirmative Insurance Holdings, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2010 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas

March 30, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Affirmative Insurance Holdings, Inc.:

We have audited Affirmative Insurance Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying section of Item 9A. titled Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective controls over the preparation and review of the provision for income taxes has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Affirmative Insurance Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated March 30, 2010, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Dallas, Texas

March 30, 2010

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2009	2008
Assets
Investment securities, at fair value
Trading securities	$37,416	$40,155
Available-for-sale securities	213,656	218,988
Cash and cash equivalents	60,928	66,513
Fiduciary and restricted cash	15,004	20,109
Accrued investment income	2,823	3,106
Premiums and fees receivable, net	63,344	57,805
Premium finance receivable, net	40,825	40,987
Commissions receivable	1,362	1,840
Receivable from reinsurers	42,082	63,331
Deferred acquisition costs	24,230	21,993
Deferred tax assets	—	16,459
Federal income taxes receivable	3,326	1,316
Investment in real property, net	5,831	5,848
Property and equipment (net of accumulated depreciation of $33,581 for 2009 and $25,550 for 2008)	41,984	42,143
Goodwill	163,570	163,650
Other intangible assets, net	16,752	17,255
Prepaid expenses	5,750	8,967
Other assets (net of allowance for doubtful accounts of $7,213 for 2009 and 2008)	12,397	11,586

Total assets	$751,280	$802,051

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss adjustment expenses	$193,647	$204,637
Unearned premium	109,361	109,097
Amounts due to reinsurers	4,037	5,146
Deferred revenue	10,190	5,943
Senior secured credit facility	111,506	136,677
Notes payable	76,891	76,909
Deferred tax liability	10,820	—
Other liabilities	51,473	47,159

Total liabilities	567,925	585,568

Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized, 17,768,721 shares issued and 15,415,358 shares outstanding at December 31, 2009 and 2008	178	178
Additional paid-in capital	164,752	163,707
Treasury stock, at cost (2,353,363 shares at December 31, 2009 and 2008)	(32,880)	(32,880)
Accumulated other comprehensive income (loss)	2,859	(1,849)
Retained earnings	48,446	87,327

Total stockholders’ equity	183,355	216,483

Total liabilities and stockholders’ equity	$751,280	$802,051

See accompanying Notes to Consolidated Financial Statements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues
Net premiums earned	$365,416	$357,301	$396,043
Commission income and fees	79,368	76,453	85,464
Net investment income	9,441	13,749	16,444
Net realized gains (losses)	2,827	(10,696)	(600)
Other income (loss)	(817)	9,647	—

Total revenues	456,235	446,454	497,351

Expenses
Losses and loss adjustment expenses	288,204	274,391	289,724
Selling, general and administrative expenses	162,688	138,925	155,297
Depreciation and amortization	9,475	9,072	11,036

Total expenses	460,367	422,388	456,057

Operating income (loss)	(4,132)	24,066	41,294
Gain on extinguishment of debt	19,434	—	—
Loss on interest rate swaps	(6,412)	—	—
Interest expense	23,542	18,404	25,060
Other intangible assets impairment	—	212	—

Income (loss) from continuing operations before income tax expense	(14,652)	5,450	16,234
Income tax expense (benefit)	22,394	(786)	3,464

Income (loss) from continuing operations	(37,046)	6,236	12,770

Discontinued operations
Loss from operations (including loss on disposal of $961 in 2009)	(1,835)	(2,990)	(4,460)
Other intangible assets impairment	—	(4,397)	—
Income tax benefit	—	(2,589)	(1,359)

Loss from discontinued operations	(1,835)	(4,798)	(3,101)

Net income (loss)	$(38,881)	$1,438	$9,669

Basic income (loss) per common share:
Continuing operations	$(2.40)	$0.40	$0.83
Discontinued operations	(0.12)	(0.31)	(0.20)

Net income (loss)	$(2.52)	$0.09	$0.63

Diluted income (loss) per common share:
Continuing operations	$(2.40)	$0.40	$0.83
Discontinued operations	(0.12)	(0.31)	(0.20)

Net income (loss)	$(2.52)	$0.09	$0.63

Weighted average common shares outstanding:
Basic	15,415	15,415	15,371

Diluted	15,415	15,415	15,382

Dividends declared per common share	$—	$0.08	$0.08

See accompanying Notes to Consolidated Financial Statements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	2009		2008		2007
	Shares	Amounts	Shares	Amounts	Shares	Amounts
Common stock
Balance at January 1	17,768,721	$178	17,768,721	$178	17,707,938	$177
Exercise of stock options	—	—	—	—	53,510	1
Issuance of restricted stock awards	—	—	—	—	7,273	—

Balance at December 31	17,768,721	178	17,768,721	178	17,768,721	178

Additional paid-in capital
Balance at January 1		163,707		162,603		160,862
Exercise of stock options		—		—		503
Stock-based compensation expense		1,045		1,104		1,238

Balance at December 31		164,752		163,707		162,603

Retained earnings
Balance at January 1		87,327		87,122		78,682
Net income (loss)		(38,881)		1,438		9,669
Dividends declared		—		(1,233)		(1,229)

Balance at December 31		48,446		87,327		87,122

Treasury stock
Balance at January 1 and December 31	2,353,363	(32,880)	2,353,363	(32,880)	2,353,363	(32,880)

Accumulated other comprehensive income (loss)
Balance at January 1		(1,849)		22		(448)
Unrealized gain on available-for-sale investment securities, net of taxes of $458, $459, and $863, respectively		850		853		1,604
Unrealized loss on cash flow hedges, net of taxes of $1,467, and $611, respectively		—		(2,724)		(1,134)
Loss on cash flow hedges transferred to earnings, net of taxes of $2,077		3,858		—		—

Balance at December 31, net of tax		2,859		(1,849)		22

Total stockholders’ equity		$183,355		$216,483		$217,045

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$(38,881)	$1,438	$9,669
Other comprehensive income (loss):
Unrealized gain on available-for-sale investment securities, net of taxes of $458, $459, and $863, respectively	850	853	1,604
Unrealized loss on cash flow hedges, net of taxes of $1,467, and $611, respectively	—	(2,724)	(1,134)
Loss on cash flow hedges transferred to earnings, net of taxes of $2,077	3,858	—	—

Other comprehensive income (loss), net	4,708	(1,871)	470

Total comprehensive income (loss)	$(34,173)	$(433)	$10,139

See accompanying Notes to Consolidated Financial Statements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(38,881)	$1,438	$9,669
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,508	9,187	11,260
Stock-based compensation expense	1,130	1,117	1,238
Amortization of debt issuance and modification costs	702	1,305	942
Amortization of debt discount	5,651	—	—
Net realized (gains) losses from sales of available-for-sale securities	(358)	(428)	453
Realized (gain) loss on trading securities	(2,116)	11,140	—
Fair value (gain) loss on settlement rights for auction-rate securities	817	(9,647)	—
(Gain) loss on disposal of assets (including sale of business)	608	(12)	146
Amortization of premiums on investments, net	3,431	2,551	2,720
Provision for doubtful premiums receivable	645	—	—
Write-down of information systems	—	—	455
Other intangible assets impairment	—	4,609	—
Gain on extinguishment of debt	(19,434)	—	—
Loss on interest rate swaps	6,412	—	—
Deferred tax asset valuation allowance	31,646	—	—

Change in operating assets and liabilities:
Fiduciary and restricted cash	5,105	(6,518)	22,111
Premiums, fees and commissions receivable	(5,706)	11,665	7,906
Reserves for losses and loss adjustment expenses	(10,990)	(23,310)	(6,144)
Amounts due from reinsurers	20,140	5,048	40,018
Premium finance receivable, net (related to our insurance premiums)	(746)	351	3,127
Deferred revenue	4,247	(979)	(9,799)
Unearned premium	264	(17,192)	(11,298)
Deferred acquisition costs	(2,237)	2,543	(671)
Deferred tax assets	(4,367)	(4,479)	5,149
Federal income taxes receivable (payable)	(2,010)	4,246	1,566
Other	(803)	(124)	10,988

Net cash provided by (used in) operating activities	2,658	(7,489)	89,836

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	20,912	150,564	116,058
Proceeds from maturities of available-for-sale securities	83,448	73,681	61,995
Proceeds from sales of trading securities	4,855	—	—
Purchases of available-for-sale securities	(100,794)	(105,230)	(268,065)
Premium finance receivable, net (related to third-party insurance premiums)	908	(7,130)	(65)
Purchases of property and equipment	(9,118)	(20,221)	(20,881)
Investment in real property	(99)	—	—
Proceeds from insurance recoveries	643	—	—
Net cash paid for acquisitions	(60)	(188)	(176,750)
Proceeds from sale of business	250	—	—

Net cash provided by (used in) investing activities	945	91,476	(287,708)

Cash flows from financing activities
Borrowings under senior secured credit facility	—	6,000	200,000
Principal payments on senior secured credit facility	(6,656)	(66,289)	(3,034)
Debt modification costs paid	(2,532)	—	(6,643)
Principal payments under capital lease obligations	—	—	(162)
Proceeds from exercise of stock options	—	—	504
Dividends paid	—	(1,233)	(1,229)

Net cash provided by (used in) financing activities	(9,188)	(61,522)	189,436

Net increase (decrease) in cash and cash equivalents	(5,585)	22,465	(8,436)
Cash and cash equivalents at beginning of year	66,513	44,048	52,484

Cash and cash equivalents at end of year	$60,928	$66,513	$44,048

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,739	$17,804	$22,625
Cash paid for income taxes	1,903	293	3,417

See accompanying Notes to Consolidated Financial Statements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

Affirmative Insurance Holdings, Inc., formerly known as Instant Insurance Holdings, Inc., was incorporated in Delaware in June 1998. The Company is a distributor and producer of non-standard personal automobile insurance policies and related products and services for individual consumers in targeted geographic areas. The Company currently offers insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) as well as through 9,400 independent agents or brokers in 11 states (Louisiana, Texas, Illinois, Alabama, California, Michigan, Florida, Missouri, Indiana, South Carolina and New Mexico).

2.    Summary of Significant Accounting Policies

Basis of Presentation • The consolidated financial statements include the accounts of Affirmative Insurance Holdings, Inc. and its subsidiaries (together the Company), and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). All material intercompany transactions and balances have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current presentation, including discontinued operations for the Florida retail operations sold in June 2009.

Use of Estimates • The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions are particularly important in determining revenue recognition, reserves for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance receivables, valuation of investments, goodwill and other intangible assets, and deferred income taxes.

Cash and Cash Equivalents • Cash and cash equivalents are highly liquid investments with an original maturity of ninety days or less and include principally money market funds, repurchase agreements, and other bank deposits.

Fiduciary and Restricted Cash • In the Company’s capacity as an insurance agency, it collects premiums from customers and, after deducting authorized commissions, remits these premiums to the appropriate insurance companies. Unremitted insurance premiums are held in a fiduciary capacity until disbursed to third parties or to the Company’s consolidated insurance subsidiaries. In certain states where the Company operates, the use of investment alternatives for these funds is regulated by various state agencies. The Company invests these unremitted funds only in cash and money market accounts and reports such amounts as restricted cash on the consolidated balance sheet. The Company reports the unremitted portion of these funds as amounts due to reinsurers on the consolidated balance sheet. Interest income earned on these unremitted funds is reported as investment income in the consolidated statement of income.

Investments • Investment securities consist entirely of debt securities, and are recorded at fair value on the consolidated balance sheet. These investments are classified as either available-for-sale or trading securities, based on management’s intent and ability to hold to maturity. For available-for-sale securities, which comprise approximately 85% of the total investment portfolio, unrealized gains and losses, net of income taxes, are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity. For trading securities, unrealized gains and losses are reported in current period earnings.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value is based on quoted prices in active markets when available or third-party valuation sources when observable market prices are not available. Gains and losses realized on the disposition of investment securities are determined on the specific-identification basis and credited or charged to income. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. On a quarterly basis, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. The Company also considers potential adverse conditions related to the financial health of the issuer based on rating agency actions.

In the second quarter of 2009, the Company adopted Financial Accounting Standards Board (FASB) guidance related to the recognition and measurement of other-than-temporary impairments for debt securities, which replaced the pre-existing “intent and ability” indicator. These new standards specify that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income. Adoption of the new guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company also adopted in the second quarter of 2009 FASB standards which provide guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. These new standards also provide guidance on identifying circumstances that indicate a transaction is not orderly. In addition, the Company is required to disclose in interim as well as annual reporting periods the inputs and valuation techniques used to measure fair value and discussion of changes in valuation techniques. Adoption of these standards did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance on measuring the fair value of liabilities and clarifies that the quoted price for an identical liability, when traded as an asset in an active market, is also a Level 1 measurement, the highest priority in the fair value hierarchy, when no adjustment to the quoted price is required. This guidance was effective for interim and annual periods beginning after August 27, 2009. The Company did not have any revisions in valuation techniques as a result of adopting this guidance in the fourth quarter of 2009.

Premium Finance Receivable • We recognize interest and origination fees from finance receivables over the term of the finance contract. Late fee revenue is recognized when received.

Amounts Due from/to Reinsurers • We collect premiums from insureds and after deducting our authorized commissions, we remit these premiums to the appropriate insurance and reinsurance companies. Our obligation to remit these premiums is recorded as amounts due reinsurers in our consolidated balance sheet. We record the amounts we expect to receive from reinsurers as an asset on our consolidated balance sheet. Our insurance

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

companies report as assets the estimated reinsurance recoverable on paid losses and unpaid losses, including an estimate for losses incurred but not reported.

Deferred Acquisition Costs • Deferred acquisition costs represent the deferral of expenses that we incur to acquire new business or renew existing insurance policies. Acquisition costs, consisting primarily of commissions, advertising, premium taxes, underwriting and agency expenses, are deferred and charged against income ratably over the terms of the related policies. We regularly review the categories of acquisition costs that are deferred and assess the recoverability of this asset. A premium deficiency, and a corresponding charge to income, is recognized if the sum of the expected losses and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. Amounts received as expense allowances on reinsurance contracts that represent reimbursement of acquisition costs are recorded as reductions of deferred acquisition costs.

Property and Equipment, Net • Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of our assets, typically ranging from three to five years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the remainder of the lease term.

Goodwill and Other Intangible Assets, Net • Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually as of September 30 or more frequently if events or changes in circumstances indicate that the assets might be impaired.

Management evaluates goodwill for impairment by comparing the fair value of the Company as a whole to its carrying value as of the measurement date. To determine the fair values, management used the market approach based on comparable publicly traded companies in similar lines of business and the income approach based on estimated discounted future cash flows. Cash flow assumptions consider historical financial performance; recent financial performance; the Company’s financial forecast, and other relevant factors.

Identifiable intangible assets consist of brand names, agency relationships and non-competition agreements. The Company amortizes intangible assets with finite lives over their estimated useful lives, ranging from two to twenty years, and reviews them for impairment whenever an impairment indicator exists. Management continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, management assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.

The results of operations of acquired businesses are included in the Consolidated Financial Statements from the respective dates of acquisition.

Settlement Agreement • In November 2008, the Company elected to participate in a settlement agreement with its broker related to auction-rate securities. Management elected to report this settlement agreement at fair value in other assets in the consolidated balance sheet with changes in fair value reported in other income in the consolidated statement of income (loss).

Reserves for Losses and Loss Adjustment Expenses • The Company maintains reserves for the estimated ultimate liability for unpaid losses and loss adjustment expenses related to incurred claims and estimates of

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unreported claims. The estimation of the ultimate liability for unpaid losses and loss adjustment expenses is based on projections developed by the Company’s actuaries using analytical methodologies commonly used in the property-casualty insurance industry. Liabilities for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based on: (1) the accumulation of estimates of individual claims for losses reported prior to the close of the accounting period; (2) estimates received from ceding companies, reinsurers and insurance pools and associations; (3) estimates of unreported losses based on past experience; (4) estimates based on past experience of expenses for investigating and adjusting claims; and (5) estimates of subrogation and salvage collections. Management periodically adjusts the losses and loss adjustment expense reserves for changes in product mix, underwriting standards, loss cost trends and other factors. Losses and loss adjustment expense reserves may also be impacted by factors such as the rate of inflation, claims settlement patterns, litigation and legislative activities. Unpaid losses and loss adjustment expenses have not been reduced for amounts recoverable from reinsurers. Changes in estimates of liabilities for unpaid losses and loss adjustment expenses are reflected in the consolidated statement of income (loss) in the period in which determined. Ultimately, the actual losses and loss adjustment expenses may differ materially from recorded estimates.

Treasury Stock • Treasury stock purchases are accounted for using the cost method, whereby the entire cost of the acquired stock is recorded as treasury stock. When reissued, shares of treasury stock will be removed from the treasury stock account at the average purchase price per share of the aggregate treasury shares held.

Revenue Recognition • Premium income — Premiums, net of premiums ceded, is earned over the life of the underlying policies. Unearned premiums represent that portion of premiums written that are applicable to the unexpired terms of policies in force. Premiums receivable are recorded net of an estimated allowance for uncollectible amounts.

Commission income — Commission income and related policy fees, written for third-party insurance companies, are recognized, net of an allowance for estimated policy cancellations, at the date the customer is initially billed or as of the effective date of the insurance policy, whichever is later. Commissions on premium endorsements are recognized when premiums are processed. The allowance for estimated third-party cancellations is periodically evaluated and adjusted as necessary.

Profit-sharing commissions, which enable the Company to collect commission income and fees in excess of provisional commissions, are recorded when it is probable that estimates of loss ratios will be below the levels stated in the Company’s agency contracts. Provisional commissions may be reduced when it is probable that estimates of loss ratios will be above the levels stated in the related agency contract.

Fee Income — Policy origination fees, agency fees and installment fees compensate the Company for the costs of providing installment payment plans, as well as late payment, policy cancellation, policy rewrite and reinstatement fees. Policy origination fees are recognized over the underlying policy terms. Other fees are recognized when services are provided. Premium finance and origination fees are recognized over the term of the finance contracts.

Accounting and Reporting for Reinsurance Income and expense on reinsurance contracts are recognized principally over the term of the reinsurance contracts or until the reinsurers maximum liability is exhausted, whichever comes first. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Management continually monitors reinsurers to minimize the exposure to significant losses from reinsurer insolvencies. The Company only cedes risks to reinsurers whom it believes to be financially sound.

Stock-Based Compensation • Compensation cost is measured based on the grant-date fair value of an award utilizing the assumptions discussed in note 17. Compensation cost is recognized for financial reporting purposes

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on a straight-line basis over the period in which the employee is required to provide service in exchange for the award.

Income Taxes • The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities. Recorded amounts are adjusted to reflect changes in income tax rates for the period in which the change is enacted. Any resulting future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. While the Company typically does not incur significant interest or penalties on income tax liabilities, the Company’s policy is to classify such amounts as income tax expense on the consolidated statement of income/(loss).

Net Income Per Common Share • Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year. Shares issued under restricted stock awards are included in basic shares upon issuance of the awards even though the vesting of shares will occur over time.

Fair Value of Financial Instruments • During the first quarter of 2009, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. This new accounting standard did not require any new fair value measurements. The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

In 2008, the Company adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company elected the fair value option for the settlement rights associated with the Company’s auction-rate securities as discussed under Settlement Agreement above.

Segment Reporting • The Company’s operations consist of designing, selling, underwriting and servicing non-standard personal automobile insurance policies. The Company is a holding company, with no operating revenues and only interest expense on corporate debt. The Company’s subsidiaries consist of several types of legal entities: insurance companies, underwriting agencies, retail agencies, and a service company from which all employees are paid. Insurance subsidiaries possess the certificates of authority and capital necessary to transact insurance business and issue policies, but they rely on both affiliated and unaffiliated underwriting agencies to design, distribute and service those policies. Underwriting agencies primarily design, distribute and service policies issued or reinsured by the Company’s insurance subsidiaries and that are distributed by the Company’s retail entities and by independent agents. Given the homogeneity of the Company’s products, the regulatory environments in which the Company operates, the nature of the Company’s customers and distribution channels, Company management monitors, controls and manages the business as an integrated entity offering non-standard personal automobile insurance products through multiple distribution channels.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statutory accounting practices • The Company’s insurance subsidiaries are required to report results of operations and financial position to insurance regulatory authorities based upon statutory accounting practices (SAP). The more significant differences between SAP and GAAP are as follows:

•

Under SAP, all sales and other policy acquisition costs are expensed as they are incurred rather than capitalized and amortized over the expected life of the policy as required by GAAP. The immediate charge off of sales and acquisition expenses and other conservative valuations under SAP generally cause a lag between the sale of a policy and the emergence of reported earnings. Since this lag can reduce income from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividends from insurance companies.

•

Under SAP, certain assets, including deferred taxes, are designated as “non-admitted” and are charged directly to unassigned surplus, whereas under GAAP, such assets are included in the consolidated balance sheet net of an appropriate valuation allowance.

•	SAP requires available-for-sale investments generally be carried at amortized book value while GAAP requires available-for-sale investments be carried at fair value.

Recently Issued Accounting Standards • The FASB issued the FASB Accounting Standards Codification (ASC or Codification) for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification became the single authoritative source for GAAP. Accordingly, previous references to GAAP accounting standards are no longer used in our disclosures, including these Notes to the Consolidated Financial Statements. Adoption of the Codification did not affect the Company’s consolidated financial position, cash flows, or results of operations. Future updates to the ASC are referred to as Accounting Standards Updates (ASU’s).

ASU 2010-06 requires additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2 and activity in Level 3 on a gross basis, and clarifies certain other existing disclosure requirements including level of disaggregation and disclosures around inputs and valuation techniques. The provisions of the new standards are effective for interim or annual reporting periods beginning after December 15, 2009, except for the additional Level 3 disclosures which will become effective for fiscal years beginnings after December 15, 2010. These standards are disclosure only in nature and do not change accounting requirements. Accordingly, adoption of ASU 2010-06 will not impact the Company’s consolidated financial position, results of operations or cash flows.

ASU 2009-17 amended the standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. These standards will be effective for the Company beginning in the first quarter of 2010. The adoption of the new standards will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU 2009-16 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This standard will be effective for fiscal years beginning after November 15, 2009. The adoption of the new standards is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2009, new authoritative guidance under ASC 805, Business Combinations, became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair-value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. In the event the Company has future business combinations, this new standard could impact future results of operations or financial position.

3.    Trading Investment Securities

The Company’s trading investment securities consist solely of auction-rate tax-exempt investment securities, which are carried at fair value with realized gains and losses reported in current period earnings. The Investment Committee of the Board of Directors periodically reviews investment portfolio results and evaluates strategies to maximize yields, to match maturity durations with anticipated needs, and to maintain compliance with investment guidelines.

The amortized cost, net realized losses and estimated fair value of the Company’s trading securities at December 31, 2009 and 2008, were as follows (in thousands):

	Amortized Cost	Net Realized Losses	Fair Value
December 31, 2009	$46,440	$(9,024)	$37,416
December 31, 2008	$51,295	$(11,140)	$40,155

Generally, the interest rates for these securities are determined by bidding every 7, 28 or 35 days. When there are more sellers than buyers, an auction fails and bondholders that want to sell are unable to sell the securities. Auctions for these securities began to fail in early 2008 and investment banks stopped committing capital to auctions. Issuers remain obligated to pay interest and principal when due when an auction fails. Rates at failed auctions are set at a level established in the terms of the debt.

In August 2008, the Company’s broker announced settlements in principle with each of the Division of Enforcement of the U.S. Securities and Exchange Commission (SEC), the New York Attorney General and other state agencies to purchase all of its clients’ auction-rate securities at par and several other items, including fines. In October 2008, the Company’s broker filed a prospectus with the SEC, which published a legally-binding offer to all authorized holders of auction-rate securities in the Company’s broker’s accounts (“the settlement”). The time frames that the Company’s broker has set for buybacks have different start dates based upon the individual client’s size, which is determined by each client’s balance of investments held at the Company’s broker. For the majority of the Company’s auction-rate holdings, the buybacks are expected to occur between July 2010 and two years thereafter. In November 2008, the Company elected to participate in its broker’s offer to purchase the Company’s auction-rate securities at par. In November 2008, the Company classified its portfolio of auction-rate securities as trading. At December 31, 2009 and 2008, the fair value of the settlement was $8.8 million and $9.6 million, respectively, which is recorded in other assets in the consolidated balance sheets with changes in fair value recorded in other income in the consolidated statements of income (loss).

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair value of trading securities at December 31, 2009 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$46,440	$37,416

4.    Available-for-sale Investment Securities

The Company’s available-for-sale investment securities are carried at fair value with unrealized gains and losses, net of income taxes, reported in accumulated other comprehensive income, a separate component of stockholders’ equity. The Investment Committee periodically reviews investment portfolio results and evaluates strategies to maximize yields, to match maturity durations with anticipated needs, and to maintain compliance with investment guidelines.

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at December 31 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2009
U.S. Treasury and government agencies	$24,529	$212	$(99)	$24,642
Residential mortgage-backed securities	4,342	322	—	4,664
States and political subdivisions	117,659	2,667	(21)	120,305
Corporate debt securities	62,728	1,346	(29)	64,045

Total	$209,258	$4,547	$(149)	$213,656

2008
U.S. Treasury and government agencies	$28,482	$416	$(107)	$28,791
Residential mortgage-backed securities	5,829	337	—	6,166
States and political subdivisions	180,601	2,712	(237)	183,076
Corporate debt securities	986	—	(31)	955

Total	$215,898	$3,465	$(375)	$218,988

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at December 31, 2009 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$80,909	$81,819
Due after one year through five years	113,271	116,331
Due after five years through ten years	8,211	8,317
Due after ten years	2,525	2,525
Residential mortgage-backed securities	4,342	4,664

Total	$209,258	$213,656

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, the Company owned approximately $23.9 million of pre-refunded municipal bonds. These pre-refunded municipal bonds have contractual maturities in excess of ten years. However, due to pre-refunding, these securities will be called by the issuer generally within three years or less. Pre-refunded municipal bonds are created when municipalities issue new debt to refinance debt issued when interest rates were higher. Once the refinancing is completed, the issuer uses the proceeds to purchase U.S. Treasury securities and places these securities in an escrow account. These proceeds are then used to pay interest and principal on the original debt until the bond is called.

The Company’s amortized cost and estimated fair value of pre-refunded municipal bonds at December 31, 2009 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$11,654	$11,864
Due after one year through five years	7,152	7,317
Due after five years through ten years	2,064	2,206
Due after ten years	2,525	2,525

Total	$23,395	$23,912

Major categories of net investment income for the years ended December 31 were as follows (in thousands):

	2009	2008	2007
Available-for-sale investment securities	$7,461	$12,442	$14,745
Trading securities	507	161	—
Rental income from investment in real property	2,400	2,400	2,203
Cash and cash equivalents	20	210	966

	10,388	15,213	17,914
Less investment expense	(947)	(1,464)	(1,470)

Net investment income	$9,441	$13,749	$16,444

Gross realized gains and losses on available-for-sale investments for the years ended December 31 were as follows (in thousands):

	2009	2008	2007
Gross gains	$380	$561	$26
Gross losses	(22)	(133)	(479)

Total	$358	$428	$(453)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at December 31, 2009 and 2008 , the fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	December 31, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$10,930	$(99)	$—	$—	$10,930	$(99)
States and political subdivisions	2,605	(12)	745	(9)	3,350	(21)
Corporate debt securities	5,168	(29)	—	—	5,168	(29)

Total	$18,703	$(140)	$745	$(9)	$19,448	$(149)

	December 31, 2008
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$6,861	$(107)	$—	$—	$6,861	$(107)
States and political subdivisions	22,241	(214)	940	(23)	23,181	(237)
Corporate debt securities	954	(31)	—	—	954	(31)

Total	$30,056	$(352)	$940	$(23)	$30,996	$(375)

The Company’s portfolio contains approximately 22 individual investment securities that are in an unrealized loss position.

The unrealized losses at December 31, 2009 were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) the Company’s intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At December 31, 2009, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

At December 31, 2009 and 2008, investments in fixed-maturity securities with an approximate carrying value of $9.4 million and $9.6 million, respectively, were on deposit with regulatory authorities as required by insurance regulations.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Reinsurance

In the ordinary course of business, the Company places reinsurance with other insurance companies in order to provide greater diversification of its business and limit the potential for losses arising from large risks. In addition, the Company assumes reinsurance from other insurance companies.

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Year Ended December 31,
	2009		2008		2007
	Written	Earned	Written	Earned	Written	Earned
Direct	$291,137	$297,272	$324,826	$343,778	$379,518	$385,424
Reinsurance assumed	76,673	70,921	60,233	58,519	63,182	68,507
Reinsurance ceded	7,164	(2,777)	(44,671)	(44,996)	(35,133)	(57,888)

Total	$374,974	$365,416	$340,388	$357,301	$407,567	$396,043

Under certain of the Company’s reinsurance transactions, the Company has received ceding commissions. The ceding commission rate structure varies based on loss experience. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations. The ceding commissions recognized were reflected as a reduction (increase) of the following expenses (in thousands):

	Year Ended December 31,
	2009	2008	2007
Selling, general and administrative expenses	$(4,525)	$14,984	$17,897
Loss adjustment expenses	253	389	480

Total	$(4,272)	$15,373	$18,377

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Losses and loss adjustment expense reserves	$32,447	$40,667	$46,854
Unearned premium reserve	1,096	11,037	11,371

Total	$33,543	$51,704	$58,225

On April 1, 2007, the Company exercised its option to terminate certain quota-share contracts on a “cut-off” basis. In April 2007, the Company received $31.0 million to settle the unearned premiums less return ceding commissions. Effective January 1, 2009, the Company terminated its quota-share reinsurance contract on a cut-off basis and received $10.5 million of returned unearned premiums, net of $2.6 million returned ceding commissions.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the ceded incurred losses and loss adjustment expenses (consisting of ceded paid losses and loss adjustment expenses and change in reserves for loss and loss adjustment expenses ceded) to various reinsurers for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Paid losses and loss adjustment expenses ceded	$15,295	$37,445	$60,121
Change in reserves for loss and loss adjustment expenses ceded	(8,219)	(6,112)	(18,406)

Incurred losses and loss adjustment expenses ceded	$7,076	$31,333	$41,715

The Michigan Catastrophic Claims Association (MCCA) is a reinsurance facility that covers no-fault medical losses above a specific retention amount. For policies effective July 1, 2009 to June 30, 2010, the required retention is $0.5 million. As a writer of personal automobile policies in the state of Michigan, the Company cedes premiums and claims to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders. The Company’s ceded premiums written to the MCCA were $2.4 million, $1.9 million and $3.6 million in 2009, 2008 and 2007, respectively.

At December 31, 2009, the Company’s total receivables from reinsurers were $42.1 million, consisting of $4.0 million from a quota-share reinsurer (rated A- by A.M. Best) for business reinsured in Louisiana and Alabama, $14.7 million net receivable (net of $2.5 million payable) from subsidiaries of Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), $18.4 million receivable from the Michigan Catastrophic Claims Association, the mandatory reinsurance association in Michigan and $5.0 million receivables from other reinsurers. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), the Company’s wholly-owned subsidiaries, Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura), had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At December 31, 2009, the VFIC Trust held $17.5 million (after cumulative withdrawals of $7.6 million through December 31, 2009), consisting of $12.7 million of a U.S. Treasury money market account and $4.8 million of corporate bonds rated BBB or higher, to collateralize the $14.7 million net recoverable from VFIC.

In June 2006, the Texas Department of Insurance (TDI) placed VFIC, along with several of its affiliates, into rehabilitation and subsequently into liquidation (except for VIG which remains in rehabilitation). In accordance with the TDI liquidation orders, all VIG subsidiary reinsurance agreements were terminated. Prior to the termination, the Company assumed various quota-share percentages according to which managing general agents (MGAs) produced the business. With respect to business produced by certain MGAs, the Company assumed 100% of the contracts. For business produced by other MGAs, the Company’s assumption was net after VIG cession to other reinsurers. For this latter assumed business, the other reinsurers and their participation varied by MGA. Prior to the termination of the VIG subsidiary reinsurance agreements, the agreements contained no maximum loss limit other than the underlying policy limits. The ceding company’s retention was zero and these agreements could be terminated at the end of any calendar quarter by either party with prior written notice of not less than 90 days.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s other significant assumed reinsurance agreement is with a Texas county mutual insurance company (the county mutual) whereby the Company has assumed 100% of the policies issued by the county mutual for business produced by the Company’s owned MGAs. The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. The county mutual reinsurance agreement may be terminated by either party upon prior written notice of not less than 90 days. In the event of such termination, the MGA agrees that for ten years the MGA shall produce automobile insurance business in the State of Texas solely for the benefit of the county mutual. The county mutual reinsurance agreement automatically terminates on January 1, 2014. AIC has established a trust to secure the Company’s obligation under this reinsurance contract with a balance of $40.2 million as of December 31, 2009.

Assumed written premiums by ceding insurer were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
County mutual insurance company	$76,673	$60,256	$63,187
Others	—	(23)	(5)

Total	$76,673	$60,233	$63,182

At December 31, 2009, $12.8 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $22.4 million in securities (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through December 2009.

6.    Premium Finance Receivables, Net

Premium finance receivables (related to policies of both the Company and third-party carriers) are secured by unearned premiums from the underlying insurance policies and consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Premium finance contracts	$43,473	$43,657
Unearned finance charges	(2,216)	(2,265)
Allowance for credit losses	(432)	(405)

Total	$40,825	$40,987

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Deferred Policy Acquisition Costs

Policy acquisition costs, consisting primarily of commissions, advertising, premium taxes, underwriting and agency expenses, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization expense were as follows (in thousands):

	Year Ended December 31,
	2009	2008
Beginning balance	$21,993	$24,536
Additions	78,554	69,702
Amortization	(76,317)	(72,245)

Ending balance	$24,230	$21,993

Amortization of deferred policy acquisition costs is recorded in SG&A expenses in the consolidated statement of income/(loss). Amortization of deferred policy acquisition costs was $70,182 for 2007.

8.    Property and Equipment, Net

Property and equipment, net, consisted of the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Data processing equipment	$7,185	$6,933
Furniture and office equipment	5,069	4,896
Computer software	48,552	42,323
Leasehold improvements	8,449	8,512
Work in progress	5,786	4,423
Automobiles	524	606

	75,565	67,693
Accumulated depreciation	(33,581)	(25,550)

Property and equipment, net	$41,984	$42,143

Depreciation expense was $8.9 million, $7.3 million, and $5.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company recognized a gain on disposal of assets of $353,000 and $12,000 in 2009 and 2008, respectively. In 2007, the Company realized losses on disposal of assets of $146,000.

9.    Goodwill and Other Intangible Assets

The Company completed its annual goodwill and indefinite lived intangible asset impairment analysis as of September 30, 2009. The Company reports under a single reporting segment and, as such, the goodwill analysis is measured under one reporting unit. Consistent with prior assessments, the fair value of the Company was determined using an internally developed discounted cash flow methodology and other relevant indicators of value available in the market place such as market transactions and trading values of similar companies. Based upon the results of the assessment, the Company concluded that the carrying values of goodwill and other

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangible assets were not impaired as of September 30, 2009. As of September 30, 2008, the Company concluded that the carrying value of other intangible assets related to the Company’s Florida operations exceeded their fair value, resulting in an impairment loss of $4.4 million for indefinite lived other intangible assets and $0.2 million for amortizing other intangible assets. The impairment loss is included in other intangible assets impairment in the consolidated statement of income.

Changes in the carrying value of goodwill for the year ended December 31, 2009 and 2008 were as follows (in thousands):

	Year Ended December 31,
	2009	2008
Beginning balance	$163,650	$163,462
Acquisitions/disposals	(80)	188

Ending balance	$163,570	$163,650

Other intangible assets at December 31, 2009 and 2008 were as follows (in thousands):

	2009			2008
	Cost	Accumulated Amortization	Net	Cost	Impairment	Accumulated Amortization	Net
Amortizable intangible assets:
Non-competition agreements and leases	$5,554	$(5,554)	$—	$5,554	$—	$(5,554)	$—
Agency and customer relationships	8,054	(5,911)	2,143	8,207	(212)	(5,349)	2,646
Non-amortizable intangible assets:
Trade names and licenses	15,909	(1,300)	14,609	20,306	(4,397)	(1,300)	14,609

Total	$29,517	$(12,765)	$16,752	$34,067	$(4,609)	$(12,203)	$17,255

Amortization expense for the intangible assets was as follows (in thousands):

Amortization expense for the years ended December 31:
2009	$562
2008	1,759
2007	5,832

Estimated future amortization expense for the years ending December 31:
2010	$284
2011	170
2012	170
2013	170
2014	167
Thereafter	1,183

Amortization expense will be recognized over a weighted-average period of approximately 11.9 years.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2009	2008	2007
Gross balance at beginning of year	$204,637	$227,947	$162,569
Less: Reinsurance recoverable	40,667	46,854	21,590
Less: Deposits	516	349	2,558

Net balance at beginning of year	163,454	180,744	138,421
Acquisition of USAgencies	—	—	27,810

Adjusted reserves, net of reinsurance	163,454	180,744	166,231
Incurred related to:
Current year	273,395	270,665	294,747
Prior years	14,809	3,726	(5,023)
Paid related to:
Current year	172,389	164,690	175,976
Prior years	118,314	126,991	99,235

Net balance at the end of year	160,955	163,454	180,744
Reinsurance recoverable	32,447	40,667	46,854
Deposits	245	516	349

Gross balance at the end of year	$193,647	$204,637	$227,947

The Company had adverse reserve development relating to prior year losses of $14.8 million and $3.7 million in 2009 and 2008, respectively, primarily due to the Company’s Florida business. The Florida losses were the result of the Company’s decision to promote the full coverage product in Florida in 2007 in response to the Personal Injury Protection sunset in that state on October 1, 2007. Inadequate pricing and product management produced significantly higher losses than anticipated. The Company had favorable development of $5.0 million in 2007. These reserve changes resulted from revisions to the estimates of the ultimate liability for losses and related loss adjustment expense for claims reported in previous periods.

11.    Notes Payable

The Company’s long-term debt instruments and balances outstanding at December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,189	20,207

Total notes payable	$76,891	$76,909

The $30.9 million notes payable due 2035 are redeemable in whole or in part by the issuer after five years. The notes were issued in December 2004 and bear an initial interest rate of 7.545 percent until March 15, 2010, at which time the securities will adjust quarterly to the three-month LIBOR rate plus 3.6 percent.

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

The $20.2 million notes payable due 2035 are redeemable by the issuer in whole or in part anytime after March 15, 2010. Prior to March 15, 2010, the notes may only be redeemed in whole or in part subject to certain specific restrictions and prepayment penalties pursuant to the indenture agreement. The notes were issued in March 2005 and bear an initial interest rate of the three-month LIBOR rate plus 3.95 percent not exceeding 12.5 percent through March 2010 with no limit thereafter.

12.    Senior Secured Credit Facility

In conjunction with the 2007 acquisition of USAgencies, the Company entered into a $220.0 million senior secured credit facility (the facility) with a syndicate of lenders that consisted of a $200.0 million senior term loan facility, and a revolving facility of up to $20.0 million, depending on the Company’s borrowing capacity.

On March 27, 2009, the Company entered into an amendment to the senior secured credit facility. The amendment included the following changes:

•	The leverage ratio covenant calculation was changed to include only amounts borrowed under the facility. In addition, the quarterly requirements were changed for the remaining term of the facility;

•	The interest coverage ratio covenant calculation was changed to include only interest expense paid in cash. In addition, the quarterly requirements were changed for the remaining term of the facility;

•	The combined ratio covenant was replaced with a loss ratio covenant;

•	The fixed charge coverage ratio was changed to include only interest expense paid in cash. In addition, the annual requirements were changed for the remaining term of the facility;

•	The consolidated net worth covenant calculation was changed to a covenant that excludes goodwill and includes subordinated debt;

•	Asset sales are now allowed for transactions with less than 80% of cash proceeds. Financing is limited to $5.0 million per transaction and $10.0 million in the aggregate;

•	A sale and leaseback transaction of capitalized technology assets is allowed for up to $30.0 million;

•	The pricing under the agreement was changed as follows:

¡	A LIBOR floor of 3.0% was established; and

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recorded a $19.4 million pretax, non-cash gain on extinguishment of debt as a result of this transaction, which is included in a separate line item in the accompanying consolidated statement of income (loss) for the year ended December 31, 2009. The $19.4 million debt extinguishment gain resulted from a $24.2 million discount representing the difference between the carrying value of the original credit agreement and the fair value of the new modified credit agreement, net of $0.7 million of term lender consent fees and the write-off of $4.1 million of deferred debt issuance costs relating to the original credit agreement. As of December 31, 2009, the principal balance of the senior secured credit facility was $130.0 million, and the Company had no borrowings under the $10 million revolving portion of the facility. The revolving portion of the facility expired in January 2010.

The Company’s obligations under the facility are guaranteed by its material operating subsidiaries (other than the Company’s insurance companies) and are secured by a first lien security interest on all of the Company’s assets and the assets of its material operating subsidiaries (other than the Company’s insurance companies), including a pledge of 100% of the stock of AIC. The facility contains certain financial covenants, which include capital expenditure limitations, minimum interest coverage requirements, maximum leverage ratio requirements, minimum risk-based capital requirements, maximum loss ratio limitations, minimum fixed charge coverage ratios and a minimum consolidated net worth requirement, as well as other restrictive covenants. As time passes, certain of the financial covenants become increasingly more restrictive. At December 31, 2009, the Company was in compliance with all of its financial and other covenants for the senior secured credit facility.

The following table summarizes the Company’s term loan scheduled payments (in thousands):

2010	$1,296
2011	1,058
2012	646
2013	164
2014	126,857

Total	$130,021

The principal amount of the term loan is payable in quarterly installments, with the remaining balance due on the seventh anniversary of the closing of the facility. Beginning in 2008, the Company was also required to make additional annual principal payments that are to be calculated based upon the Company’s financial performance during the preceding fiscal year. In addition, certain events, such as the sale of material assets or the issuance of significant new equity, necessitate additional required principal repayments. The Company has an annual additional required principal payment due March 2010 of $0.8 million.

The interest rate on the borrowings under the facility at December 31, 2009 was 9.25%, which is the sum of the LIBOR floor of 3.0% plus 6.25%, based on the Company’ s leverage ratio.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2007 and 2008, the Company entered into two interest rate swap arrangements to hedge its exposure to variable cash flows related to interest payments on its senior secured credit facility. One swap, entered into in April 2007, has a notional amount of $50.0 million that requires quarterly settlements whereby the Company pays a fixed rate of 4.993% and receives a three-month LIBOR rate. This swap expires in April 2011. The second swap, entered into in January 2008 had an original notional amount of $95.0 million scheduled to gradually decline to $40.0 million prior to its expiration in February 2011, and was $65.0 million as of December 31, 2009. For this swap, the Company pays a fixed rate of 3.031% and receives a three-month LIBOR rate.

The March 2009 amendment to the senior secured credit facility, discussed above, changed the pricing to include a LIBOR floor of 3.0%, thus creating a basis difference in the hedging relationship since the hedged debt has a floor and the swap does not. With this amendment, the Company could no longer assume that the interest swap agreements would be highly effective in hedging the variability of interest payments on the Company’s senior secured credit facility. As a result, as of March 27, 2009, the qualifying criteria to elect hedge accounting were no longer met. Accordingly, the Company reclassified the accumulated other comprehensive loss associated with the interest rate swaps to earnings and going forward, records any changes to the fair value of the interest rate swaps to current period earnings.

13.    Income Taxes

The provision for income taxes for the years ended December 31 consisted of the following (in thousands):

	2009	2008	2007
Current tax expense (benefit)	$(1,439)	$1,104	$(2,673)
Deferred tax expense (benefit)	23,833	(4,479)	4,778

Net income taxes (benefit)	$22,394	$(3,375)	$2,105

The Company’s effective tax rate differed from the statutory rate of 35% for the years ended December 31 as follows:

	2009	2008	2007
Statutory federal income tax rate	(35.0)%	(35.0)%	35.0%
Increases (reductions) resulting from:
Tax-exempt interest	(8.9)	(137.6)	(22.8)
State income taxes	0.1	4.1	3.9
Change in valuation allowance for deferred tax assets	186.6	(6.9)	1.5
Other	(7.0)	1.1	0.3

Effective federal income tax rate	135.8%	(174.3)%	17.9%

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Deferred tax assets:
Unearned and advance premiums	$7,575	$6,864
Net operating loss carryforward	21,707	9,353
Discounted unpaid losses	3,263	2,588
Deferred revenue	4,424	2,756
Allowance for doubtful accounts	3,630	2,666
Capital loss carryforward	1,008	1,008
Depreciation on fixed assets	352	643
Unrealized losses	—	996
Alternative minimum tax and work opportunity credits	408	979
Other	5,763	4,825

Total deferred tax assets	48,130	32,678

Deferred tax liabilities:
Deferred acquisition costs	8,464	7,698
Unrealized gains	1,540	—
Goodwill	10,820	7,513
Debt extinguishment	6,480	—

Total deferred tax liabilities	27,304	15,211

Deferred tax assets, net, before valuation allowance	20,826	17,467
Valuation allowance	31,646	1,008

Deferred tax assets (liabilities), net	$(10,820)	$16,459

The Company recognized an income tax expense from continuing operations of $22.4 million for the year ended December 31, 2009 as compared to income tax benefit from continuing operations of $0.8 million for the year ended December 31, 2008. The Company’s effective tax rate from continuing operations of 152.8% for the year ended December 31, 2009 differed from the federal statutory rate primarily as a result of the recognition of a deferred tax asset valuation allowance and investment income generated by tax-exempt securities.

The Company’s net deferred tax assets before valuation allowance were $20.8 million and $17.5 million at December 31, 2009 and 2008, respectively. In performing its quarterly assessment of the realizability of deferred tax assets, the Company considered whether it was more likely than not that the Company’s deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carryback availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, a full valuation allowance was established during the fourth quarter of 2009, resulting in additional tax expense of $31.6 million.

If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact the Company’s financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such a conclusion is reached.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the Company has available for income tax purposes federal net operating loss carryforwards (NOL’s), which may be used to offset future taxable income. The Company’s NOL’s expire as follows (in thousands):

2020	$7,444
2021	5,952
2022	90
2023	3
2024	2,140
2027	15,557
2028	4,886
2029	25,949

$62,021

At December 31, 2009, the Company had available approximately $2.9 million of capital loss carryforwards resulting primarily from sales of securities in 2006 and 2007 to adjust the duration of the Company’s investment portfolio. These capital loss carryforwards, which may be carried forward five years, may only be used to offset future realized capital gains. The Company recorded a valuation allowance for the full amount of the deferred tax asset resulting from these capital loss carryforwards.

The Company’s capital loss carryforwards expire as follows (in thousands):

2011	$2,086
2012	794

$2,880

14.    Commitments

In October 2006, the Company entered into an IT outsourcing contract with a data processing services provider under which the Company outsourced substantially all of its IT operations, including the Company’s data center, field support and application management. The initial term of the agreement was ten years, although it may be terminated for convenience by the Company at any time upon six month’s notice after the first two years, subject to the payment of certain stranded costs and other termination fees. The Company’s IT outsourcing expenses were $12.7 million, $12.7 million and $11.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, the Company leased office space for its agencies, insurance companies and retail stores in various locations throughout the United States. The Company’s operating lease rental expenses were $8.8 million, $9.6 million and $10.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s minimum future IT outsourcing and operating lease commitments at December 31, 2009 (in thousands):

2010	$12,266
2011	6,423
2012	4,934
2013	4,133
2014	3,914
Thereafter	8,338

Total	$40,008

15.    Legal and Regulatory Proceedings

The Company and its subsidiaries are named from time to time as parties in various legal actions arising in the ordinary course of the Company’s business and arising out of or related to claims made in connection with the Company’s insurance policies and claims handling. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, the ultimate outcome of these matters is uncertain.

In August 2009, plaintiff Sunrise Business Resources, Inc. (Sunrise) filed suit against Affirmative Insurance Company in the Superior Court for the State of California, County of Los Angeles. Sunrise alleges that it is due approximately $722,000 in deferred compensation arising out of a Claims Administration Agreement between itself and Hawaiian Insurance & Guaranty Company (HIG). AIC, along with other third-party reinsurance companies, were parties to Quota Share Reinsurance Contracts with HIG during 2004 through June 30, 2006. Sunrise claims that it is a third-party beneficiary of the Quota Share Reinsurance Contract, thus rendering AIC liable for the deferred compensation owed under the HIG Claims Administration Agreement. Sunrise also seeks recovery under theories of quantum meruit, negligent misrepresentation and intentional misrepresentation. The Company has removed the action to the U.S. District Court for the Central District of California and is currently seeking a stay of the proceedings pending resolution of the HIG liquidation proceedings pending in Hawaii. The Company believes that this claim lacks merit and intends to defend itself vigorously.

In September 2009, plaintiff Toni Hollinger filed a putative class action in the U.S. District Court for the Eastern District of Texas against several county mutual insurance companies and reinsurance companies, including Affirmative Insurance Company. The complaint alleges that defendants engaged in unfair discrimination and violated the Texas Insurance Code by charging different policy fees for the same class and hazard of insurance written through county mutual insurance companies. Defendants have filed motions to dismiss contesting jurisdiction and the merits of plaintiff’s claims. The Company believes that this claim lacks merit and intends to defend itself vigorously.

In October 2009, plaintiff Dalton Johnson filed a putative class action in Palm Beach County, Florida against Affirmative Insurance Company. The complaint alleges that Affirmative failed to apply a statutorily-permitted fee schedule for hospital emergency care and services enacted into law in January 2008, thereby exhausting prematurely the PIP benefits available to Affirmative’s insureds. Affirmative has filed a motion to dismiss the complaint in its entirety. The Company believes that this claim lacks merit and intends to defend itself vigorously.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2010, the Circuit Court of Cook County, Illinois granted plaintiff Valerie Thomas leave to amend her complaint to assert a putative class action against Affirmative Insurance Company. The complaint alleges that Affirmative failed to provide a statutory 5% premium discount to insureds who had anti-theft devices installed as standard equipment on their vehicles even when the insureds did not disclose the existence of such devices to Affirmative. The case has been consolidated with several identical class actions against other insurance companies. The defendants have filed motions to dismiss the class action complaints in their entirety. The Company believes that this claim lacks merit and intends to defend itself vigorously.

From time to time, the Company and its subsidiaries are subject to random compliance audits from federal and state authorities regarding various operations within its business that involve collecting and remitting taxes in one form or another. In 2006, two of the Company’s wholly-owned underwriting agencies were subject to a sales and use tax audit conducted by the State of Texas. The examiner for the State of Texas completed his audit report and delivered an audit assessment, for the period from January 2002 to December 2005, asserting that the Company should have collected and remitted approximately $2.9 million in sales tax derived from claims services performed by the Company’s underwriting agencies for policies sold by these underwriting agencies and issued by a county mutual insurance company through a fronting arrangement. The Company’s insurance companies reinsured 100% of these policies. The assessment included an additional $0.4 million for accrued interest and penalty for a total assessment of $3.3 million. The Company believes that these services are not subject to sales tax and are vigorously contesting the assertions made by the state and exercising all available rights and remedies available to the Company. In October 2006, the Company responded to the assessment by filing petitions with the Comptroller of Public Accounts for the State of Texas requesting a re-determination of the tax due. In June 2009, the Comptroller responded to the Company’s petition, disputing the validity of positions set forth in the Company’s October 2006 petitions. The Company is now pursuing discovery from the Comptroller’s office and intends to present written and oral evidence and legal arguments to contest the imposition of the asserted taxes. Pending the administrative hearing process, the date for any potential payment is delayed and the final outcome of this tax assessment will not be known for some time. Due to the uncertainty surrounding the ultimate outcome of this matter, no liability was recorded as of December 31, 2009.

Affirmative Insurance Company is a party to a 100% quota-share reinsurance agreement with Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). In November 2004, Hawaiian was named in a complaint filed in the Superior Court of the State of California for the County of Los Angeles alleging various causes of action relating to the alleged bad faith denial of coverage and defense for Hawaiian’s former insured resulting in a default judgment against the insured in the amount of $35 million. In January 2006, Hawaiian obtained summary judgment on all claims in its favor. Plaintiff appealed, but in October 2006, Hawaiian obtained a stay of the appellate proceedings by virtue of the Order of Liquidation for Hawaiian entered in August 2006. The Supreme Court of California denied plaintiff’s attempt to lift the stay in July 2007, and the matter has been inactive since that time. At this time, we are uncertain of the probability of the outcome of plaintiff’s appeal and therefore cannot reasonably estimate the ultimate liability.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Net Income (Loss) per Common Share

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for each of the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share amounts):

	2009	2008	2007
Numerator:
Income (loss) from continuing operations	$(37,046)	$6,236	$12,770

Denominator:
Weighted average basic shares
Weighted average common shares outstanding	15,415	15,415	15,371

Weighted average diluted shares
Weighted average common shares outstanding	15,415	15,415	15,371
Effect of dilutive stock options	—	—	11

Total weighted average diluted shares	15,415	15,415	15,382

Basic income (loss) per common share from continuing operations	$(2.40)	$0.40	$0.83

Diluted income (loss) per common share from continuing operations	$(2.40)	$0.40	$0.83

17.    Stock-Based Compensation

In May 2004, the Company’s board of directors adopted and its stockholders approved the 2004 Stock Incentive Plan (2004 Plan) to enable the Company to attract, retain and motivate eligible employees, directors and consultants through equity-based compensatory awards, including stock options, stock bonus awards, restricted and unrestricted stock awards, performance stock awards, stock appreciation rights and dividend equivalent rights. The maximum number of shares of common stock reserved for issuance under the 2004 Plan, as amended, is 3,000,000, subject to adjustment to reflect certain corporate transactions or changes in the Company’s capital structure. At December 31, 2009, 1,521,621 shares were reserved for future grants under the 2004 Plan.

Under the 2004 Plan, the board or committee may fix the term and vesting schedule of each stock option, but no incentive stock option will be exercisable more than ten years after the date of grant. Vested stock options generally remain exercisable for up to three months after a participant’s termination of service or up to 12 months after a participant’s death or disability. Typically, the exercise price of each incentive stock option must not be less than 100% of the fair market value of our common stock on the grant date, and the exercise price of a nonqualified stock option must not be less than 20% of the fair market value of our common stock on the grant date. In the event that an incentive stock option is granted to a 10% stockholder, the term of such stock option may not be more than five years and the exercise price may not be less than 110% of the fair market value on the grant date. The exercise price of each stock option granted under the 2004 Plan may be paid in cash or in other forms of consideration in certain circumstances, including shares of common stock, deferred payment arrangements or pursuant to cashless exercise programs. A stock option award may provide that if shares of the Company’s common stock are used to pay the exercise price, additional stock options will be granted to the participant to purchase that number of shares used to pay the exercise price. Generally, stock options are not

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transferable except by will or the laws of descent and distribution, unless the board or committee provides that a nonqualified stock option may be transferred.

The Company has a 1998 Omnibus Incentive Plan (1998 Plan) under which the Company may grant options to employees, directors and consultants for up to 803,169 shares of common stock. The exercise prices are determined by the board of directors, but shall not be less than 100% of the fair market value on the grant date or, in the case of any employee who is deemed to own more than 10% of the voting power of all classes of our stock, not less than 110% of the fair market value. The terms of the options are also determined by the board of directors, but shall never exceed ten years or, in the case of any employee who is deemed to own more than 10% of the voting power of all classes of our common stock, shall not exceed five years. The Company does not expect to grant any further equity awards under the 1998 Plan, but intends to make all future awards under the 2004 Plan. While all awards previously granted under the 1998 Plan will remain outstanding, 1998 Plan shares will not be available for re-grant if these outstanding awards are forfeited or cancelled.

Stock Options • The Company used the modified Black-Scholes model to estimate the fair value of employee stock options on the date of grant utilizing the assumptions noted below. The risk-free rate is based on the U.S. Treasury bill yield curve in effect at the time of grant for the expected term of the option. The expected term of options granted represents the period of time that the options are expected to be outstanding. Expected volatilities are based on historical volatilities of our common stock. The dividend yield was based on expected dividends at the time of grant.

There were no stock options issued in 2009 or 2008.

2007
Weighted-average risk-free interest rate	4.0%
Expected term of option in years	5.00
Weighted-average volatility	23%
Dividend yield	0.6%

A summary of stock option activity for each of the three years ended December 31 follows (shares in thousands):

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,732	$18.77	1,803	$18.73	2,003	$18.68
Granted	—	—	—	—	231	15.43
Exercised	—	—	—	—	(54)	9.41
Forfeited	(457)	17.46	(71)	17.82	(377)	18.08

Outstanding at end of year	1,275	19.10	1,732	18.77	1,803	18.73

The Company recognized total compensation expense related to the stock options of $666,000, $727,000 and $863,000 during 2009, 2008 and 2007, respectively. Compensation expense is included in selling, general and administrative expenses in the consolidated statements of income (loss). Total unrecognized compensation expense related to unvested stock options was $0.8 million at December 31, 2009, which will be recognized over a weighted-average period of approximately 2 years.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant date fair value of stock options granted during 2007 was $2.50.

Stock options outstanding and exercisable at December 31, 2009 were as follows (shares in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Years of Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$10.38 to $15.00	305	$14.15	6.09	276	$14.52
$15.01 to $22.00	630	17.37	6.76	369	17.28
$22.01 to $30.00	340	26.74	6.84	199	26.77

$10.38 to $30.00	1,275	19.10	6.62	844	18.61

The stock options outstanding and exercisable at December 31, 2009 had aggregate intrinsic values of zero as the aggregate exercise price was greater than the aggregate market value. No stock options were exercised during 2009 or 2008. Stock options exercised during 2007 had an aggregate intrinsic value of $110,000.

Restricted Stock Awards • A summary of activity for the Company’s restricted stock grants for each of the years ended December 31 was as follows (shares in thousands):

	2009		2008		2007
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	75	$15.52	99	$15.52	115	$15.44
Granted	—	—	—	—	7	16.50
Vested	(25)	15.50	(24)	15.39	(23)	15.44
Forfeited	—	—	—	—	—	—

Outstanding at end of year	50	15.53	75	15.52	99	15.52

The Company recognized total compensation expense related to the restricted stock awards of $379,000, $377,000 and $375,000 during 2009, 2008 and 2007, respectively. Compensation expense is included in selling, general and administrative expenses in the consolidated statement of income. As of December 31, 2009, there was approximately $586,000 of total unrecognized compensation cost related to unvested restricted stock awards, which will be recognized over a weighted average period of approximately 1.8 years.

The aggregate fair value of restricted stock awards vested during 2009, 2008 and 2007 was $101,000, $73,000 and $261,000, respectively, at the date of vesting.

18.    Employee Benefit Plan

The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet specified service requirements. Under the plan, the Company may, at its discretion, match 100% of each employee’s contribution, up to 3% of the employee’s earnings, plus 50% of each employee’s contribution for the next 2% of the employee’s salary. The Company’s total contribution to the 401(k) plan was $0.5 million in 2009 and $1.0 million in 2008 and 2007. In July 2009, the Company suspended matching contributions to the 401(k) plan.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Related Party Transactions

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified the Company for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of December 31, 2009, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better with a reinsurance recoverable of $3.3 million.

In January 2007, 227 West Monroe Street, Inc., as landlord (Landlord) executed a Consent to Assignment among the Landlord, KR Callahan & Company, LLC (KRCC), an entity whose sole member and manager is Kevin R. Callahan, the Company’s Chairman and Chief Executive Officer, and Affirmative Property Holdings, Inc. (Affirmative Property), an indirect wholly-owned subsidiary of the Company, and approved the assignment (the Assignment) of the leasehold interest held by KRCC to Affirmative Property with effect from December 2006. Pursuant to the Assignment, KRCC assigned to Affirmative Property all of its right, title and interest in and to the Lease (the Lease), dated May 8, 2006, between KRCC, as tenant, and the Landlord, and Affirmative Property agreed with KRCC to assume all obligations of KRCC, as tenant, under the Lease. The Lease relates to office space in Chicago, Illinois used by the Company’s Claims Staff Counsel. The Lease continues until July 31, 2016 and provides for an average monthly rent of approximately $9,690. In addition, Affirmative Property will be responsible for the payment of taxes, common area maintenance charges and other customary occupancy costs.

In connection with the Lease, KRCC had procured a Letter of Credit in favor of the Landlord in the amount of $293,257 as a security deposit against KRCC’s obligations under the Lease. In connection with the Assignment, Affirmative Property agreed to replace KRCC’s Letter of Credit at a future date with a Letter of Credit of like amount issued in favor of the Landlord on Affirmative Property’s behalf. In May 2007, Affirmative Insurance Holdings, Inc. entered into an irrevocable Letter of Credit in favor of the Landlord in the amount of $293,257 as a replacement for the KRCC Letter of Credit. Effective August 1, 2009, the Letter of Credit was decreased to $150,148.

20.    Regulatory Restrictions

The Company is subject to comprehensive regulation and supervision by government agencies in Illinois, Louisiana, Michigan, and New York, the states in which the Company’s insurance company subsidiaries are domiciled, as well as in the states where its subsidiaries sell insurance products, issue policies, handle claims and finance premiums. Certain states impose restrictions or require prior regulatory approval of certain corporate actions, which may adversely affect the Company’s ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow its business profitably. These regulations provide safeguards for policy owners and are not intended to protect the interests of stockholders. The Company’s ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to its success.

The Company’s insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require the Company’s insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC.

Any failure by one of the Company’s insurance company subsidiaries to meet the applicable risk-based capital or minimum statutory capital requirements imposed by the laws of Illinois, Louisiana, Michigan, and New York or other states where the Company does business could subject it to further examination or corrective

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

action imposed by state regulators, including limitations on the Company’s writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require the Company to increase its statutory capital levels, which the Company may be unable to do. As of December 31, 2009, each of the Company’s insurance company subsidiaries maintained a risk-based capital level in excess of an amount that would require any corrective actions.

State insurance laws restrict the ability of the Company’s insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of December 31, 2009, the Company’s insurance companies could not pay ordinary dividends to the Company without prior regulatory approval due to a negative unassigned surplus position. Dividend payments of $7.3 million were received from the Company’s insurance company subsidiaries in 2008. In February 2009, the Company obtained approval from the New York Department of Insurance for one of its insurance subsidiaries to retire one million shares of its stock for $2.9 million and approved payment of an extraordinary dividend for $100,000.

21.    Business Concentrations

The majority of the Company’s commission income and fees are directly related to the premiums written through its insurance subsidiaries from policies sold to individuals located in certain states. Accordingly, the Company could be adversely affected by economic downturns, natural disasters, and other conditions that may occur from time-to-time in these states.

The following table identifies the states in which the Company operates and the gross premiums written by state (in thousands):

	Year Ended December 31,
	2009	2008	2007
Louisiana	$138,484	$140,270	$144,576
Texas	79,712	66,006	69,397
Illinois	41,939	52,604	66,650
Alabama	28,099	27,353	22,701
California	25,216	29,905	37,663
Michigan	22,682	16,292	22,940
Indiana	9,738	9,848	13,126
Missouri	8,569	9,514	15,842
Florida	5,825	20,619	29,744
South Carolina	4,499	8,599	13,927
New Mexico	2,775	3,565	4,802
Arizona	121	258	826
Georgia	151	226	372
Other	—	—	134

Total	$367,810	$385,059	$442,700

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Fair Value of Financial Instruments

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

The Company evaluates the various types of financial assets and liabilities to determine the appropriate fair value hierarchy based upon trading activity and the observability of market inputs. The Company employs control processes to validate the reasonableness of the fair value estimates of its assets and liabilities, including those estimates based on prices and quotes obtained from independent third-party sources. The Company’s procedures generally include, but are not limited to, initial and ongoing evaluation of methodologies used by independent third-parties and monthly analytical reviews of the prices against current pricing trends and statistics.

Where possible, the Company utilizes quoted market prices to measure fair value. For assets and liabilities that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices in active markets are unavailable, the Company determines fair values based on independent external valuation information, which utilizes various models and valuation techniques based on a range of inputs including pricing models, quoted market prices of publicly traded securities with similar duration and yield, time value, yield curve, prepayment speeds, default rates and discounted cash flow. In most cases, these estimates are determined based on independent third-party valuation information, and the amounts are disclosed as Level 2 or Level 3 of the fair value hierarchy depending on the level of observable market inputs.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial assets and financial liabilities measured at fair value on a recurring basis

The following table provides information as of December 31, 2009 about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and government agencies	$24,642	$24,642	$—	$—
Residential mortgage-backed securities	4,664	—	4,664	—
States and political subdivisions	120,305	—	120,305	—
Corporate debt securities	64,045	64,045	—	—
Auction-rate tax-exempt securities	37,416	—	—	37,416

Total investment securities	251,072	88,687	124,969	37,416
Cash and cash equivalents	60,928	60,928	—	—
Fiduciary and restricted cash	15,004	15,004	—	—
Other receivables (other assets)	8,830	—	—	8,830

Total assets	$335,834	$164,619	$124,969	$46,246

Liabilities:
Interest rate swaps (other liabilities)	$4,108	$—	$—	$4,108

Total liabilities	$4,108	$—	$—	$4,108

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s Level 3 financial assets also include other receivables related to a settlement agreement entered into during November 2008 with the Company’s broker to liquidate certain of the Company’s auction-rate tax-exempt securities. Under the terms of the agreement, the Company’s broker will purchase the Company’s eligible auction-rate tax-exempt securities for full par value on or prior to June 30, 2012. As of December 31, 2009, the Company held $46.4 million, at amortized cost, and $37.4 million fair value of auction-rate tax-exempt securities that are eligible for such settlement. The Company has elected to record the settlement as a financial asset at fair value in accordance with ASC 825-10 Financial Instruments – Overall. The fair value of this agreement was estimated by third-party valuation sources to be $8.8 million and is included in other assets in Level 3 of the fair value hierarchy.

The Company’s Level 3 financial liabilities are interest rate swaps. The fair value of these swaps are determined by quotes from brokers that are not considered binding.

Fair value measurements for assets in category Level 3 for the year ended December 31, 2009 were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction-Rate Tax- Exempt Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Assets
Balance at January 1, 2009	$39,130	$9,647
Transfers in and/or out of Level 3	—	—
Total gains or (losses) (realized/unrealized):
Included in earnings	2,116	(817)
Included in other comprehensive income	—	—
Settlements	(3,830)	—

Balance at December 31, 2009	$37,416	$8,830

Fair value measurements for liabilities in category Level 3 for the year ended December 31, 2009 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at January 1, 2009	$5,935
Transfers into Level 3	—
Total losses included in earnings	6,412
Write off accumulated other comprehensive loss to earnings	(5,935)
Settlements	(2,304)

Balance at December 31, 2009	$4,108

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative financial instruments are reported at fair value on the consolidated balance sheet. The Company’s current derivative instruments consist of two interest rate swaps entered into in 2007 and 2008, with an aggregate notional amount of $115 million outstanding at December 31, 2009, previously designated as hedges against the variability of cash flows associated with that portion of the senior secured credit facility. The interest rate swap liability is recorded in other liabilities on the consolidated balance sheet.

Historically, the Company’s interest rate swaps qualified as cash flow hedges for hedge accounting. Accordingly, the Company recorded changes in fair value of the interest rate swaps in accumulated other comprehensive income (loss), net of tax. The credit risk associated with these swap agreements is limited to the uncollected interest payments due from counterparties. As of December 31, 2009, counterparty credit risk was minimal.

On March 27, 2009, the Company entered into an amendment to the senior secured credit facility, which was considered an extinguishment of debt. As a result, the previously hedged interest payments will not occur. Therefore, the amount recorded in accumulated other comprehensive loss through March 2009 was reclassified to earnings as loss on interest rate swaps. Subsequent to March 2009, the Company recorded changes in the fair value of the derivative instruments in earnings, as gain or loss on interest rate swaps.

Gains and losses (realized and unrealized) for Level 3 assets and liabilities included in earnings for the year ended December 31, 2009, are reported in net investment income, other income and loss on interest rate swaps as follows:

	Net Investment Income	Other Income (Loss)	Loss on Interest Rate Swaps
Assets
Total gains (losses) realized in earnings	$2,116	$(817)	$—
Liabilities
Total gains (losses) realized in earnings	—	—	(6,412)

Total for the period ended December 31, 2009	$2,116	$(817)	$(6,412)

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. The following financial liabilities are not required to be recorded at fair value, but their fair value is being disclosed.

Notes payable — The fair values of the notes payable were determined using a third-party valuation source and were estimated to be $25.5 million in the aggregate with a total carrying value of $76.9 million at December 31, 2009.

Senior secured credit facility — The fair value of the senior secured credit facility was determined using a third-party valuation source and was estimated to be $98.9 million with a carrying value of $111.5 million at December 31, 2009.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.    Statutory Financial Information and Accounting Policies

The Company’s insurance subsidiaries are required to file statutory-basis financial statements with state insurance departments in all states where they are licensed. These statements are prepared in accordance with accounting practices prescribed or permitted by the applicable state of domicile. Each state of domicile requires that insurance companies domiciled in those states prepare their statutory-basis financial statements in accordance with the National Association of Insurance Commissioners Accounting Principles and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile.

Insura, AIC of Michigan and Casualty are wholly-owned subsidiaries of AIC and are included as common stock investments on AIC’s balance sheet in its statutory surplus. The following table summarizes selected statutory information of the Company’s insurance subsidiaries ended December 31 (in thousands):

	December 31,
	2009	2008	2007
Statutory capital and surplus:
Affirmative Insurance Company (AIC)	$107,899	$150,973	$180,139
Insura Property and Casualty Insurance Company (Insura)	26,648	25,906	25,204
Affirmative Insurance Company of Michigan (AIC of Michigan)	9,476	9,341	9,072
USAgencies Casualty Insurance Company, Inc (Casualty)	51,291	48,916	45,622
USAgencies Direct Insurance Company (Direct)	4,244	7,162	9,523

	Year Ended December 31,
	2009	2008	2007
Statutory net income (loss):
Affirmative Insurance Company	$(30,249)	$(2,167)	$11,200
Insura Property and Casualty Insurance Company	597	611	690
Affirmative Insurance Company of Michigan	132	247	293
USAgencies Casualty Insurance Company, Inc.	1,712	3,248	2,397
USAgencies Direct Insurance Company	83	(10)	1,138

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.    Unaudited Quarterly Financial Data

The following is a summary of the Company’s unaudited quarterly consolidated results from continuing operations for the years ended December 31, 2009 and 2008 (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2009:
Net premiums earned	$93,224	$94,221	$88,561	$89,410
Total revenues	116,856	117,048	111,513	110,818
Losses and loss adjustment expenses	69,678	81,890	70,292	66,344
Net income (loss) from continuing operations	11,169	(8,026)	(3,392)	(36,797)
Diluted net income (loss) per share from continuing operations	0.72	(0.52)	(0.22)	(2.38)
Diluted weighted-average common shares	15,415	15,415	15,415	15,415

2008:
Net premiums earned	$94,868	$93,523	$87,511	$81,399
Total revenues	120,296	116,433	108,856	100,869
Losses and loss adjustment expenses	71,361	70,217	70,576	62,237
Net income (loss) from continuing operations	5,029	2,867	(3,450)	1,790
Diluted net income (loss) per share from continuing operations	0.33	0.19	(0.23)	0.12
Diluted weighted-average common shares	15,415	15,415	15,415	15,415

25.    Discontinued Operations

On June 24, 2009, the Company sold all of its retail stores and its franchise business in Florida effective May 31, 2009. The results of operations of the sold business have been classified as discontinued operations in the consolidated statements of income (loss). Cash flows related to discontinued operations have been combined with cash flows from continuing operations within each category of cash flows.

The aggregate sales price increased by $0.2 million to $4.2 million in the third quarter of 2009 upon the failure by the purchaser to make a scheduled payment of $0.2 million. This also increased the secured 10% note to the principal amount of $2.9 million payable over five years. The sales price also included cash at closing of $0.3 million as well as a deferred payment of $1.0 million, subject to certain adjustments, due within 18 months of closing, which may be converted to a secured note at the purchaser’s option. Due to the uncertainty surrounding the financial viability of the debtor, the note and deferred payment have been recorded with no estimated net realizable value.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summarized statements of loss from discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenue (including loss on disposal)	$569	$2,470	$2,683
Pretax loss from discontinued operations	(1,835)	(2,990)	(4,460)
Other intangible assets impairment	—	(4,397)	—
Income tax (benefit)	—	(2,589)	(1,359)

Loss from discontinued operations	$(1,835)	$(4,798)	$(3,101)

The Company assigned store operating leases to the purchaser, but remain contingently liable on store leases in the event of default by the assignee. These stores have future lease related payments totaling approximately $0.3 million through August 2012. The Company believes the likelihood of a liability being triggered under these leases is remote, and, therefore, no liability has been accrued for these lease obligations as of December 31, 2009.

26.    Parent Company Financials

The condensed financial information of the parent company, Affirmative Insurance Holdings, Inc. as of December 31, 2009 and 2008, and for each of the three years ended December 31, 2009, 2008 and 2007 is presented as follows (in thousands, except share data):

Condensed Balance Sheets

	2009	2008
Assets
Cash and cash equivalents	$1,283	$2,927
Fiduciary and restricted cash	142	307
Investment in subsidiaries	442,603	469,577
Deferred tax assets	—	13,482
Federal income taxes receivable	3,326	1,874
Goodwill	9,755	9,755
Other intangible assets, net	273	273
Affiliate loan receivable	3,980	5,030
Other assets	1,093	7,660

Total assets	$462,455	$510,885

Liabilities and Stockholders’ Equity
Liabilities
Payable to subsidiaries	$103,147	$93,091
Senior secured credit facility	111,506	136,677
Notes payable	56,702	56,702
Deferred tax liability	1,296	—
Interest rate swaps	4,108	5,935
Other liabilities	2,341	1,997

Total liabilities	279,100	294,402

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2009	2008
Stockholders’ Equity
Common stock, $0.01 par value; 75,000,000 shares authorized; 17,768,721 shares issued and 15,415,358 outstanding at December 31, 2009 and 2008	178	178
Additional paid-in capital	164,752	163,707
Treasury stock, at cost (2,353,363 shares at December 31, 2009 and 2008)	(32,880)	(32,880)
Accumulated other comprehensive income (loss)	2,859	(1,849)
Retained earnings	48,446	87,327

Total stockholders’ equity	183,355	216,483

Total liabilities and stockholders’ equity	$462,455	$510,885

Condensed Statements of Income (Loss)

	Year Ended December 31,
	2009	2008	2007
Revenues
Dividends from subsidiaries	$25,108	$7,323	$13,100
Net investment income	345	233	69
Other income	1	53	—

Total revenues	25,454	7,609	13,169

Expenses
Operating expenses	1,367	1,325	1,238
Gain on extinguishment of debt	(19,434)	—	—
Loss on interest rate swaps	6,412	—	—
Interest expense	22,533	16,967	23,267

Total expenses	10,878	18,292	24,505

Income (loss) before income taxes and equity interest in subsidiaries	14,576	(10,683)	(11,336)
Income tax expense (benefit)	8,078	(2,563)	(4,585)
Equity interest in undistributed earnings (loss) of subsidiaries	(45,379)	9,558	16,420

Net income (loss)	$(38,881)	$1,438	$9,669

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
Net cash provided by (used in) operating activities	$(17,814)	$44,457	$(7,478)

Cash flows from investing activities
Dividends received from subsidiaries	25,108	7,323	13,100
Proceeds from other invested assets	—	11,400	—
Purchases of other invested assets	—	—	(11,400)
Cash paid for acquisitions	—	—	(199,499)
Proceeds from sale of business	250	—	—

Net cash provided by (used in) investing activities	25,358	18,723	(197,799)

Cash flows from financing activities
Borrowings under senior secured credit facility	—	6,000	200,000
Principal payments on senior secured credit facility	(6,656)	(66,289)	(3,034)
Debt modification costs paid	(2,532)	—	(6,643)
Proceeds from exercise of stock options	—	—	504
Dividends paid	—	(1,233)	(1,229)

Net cash provided by (used in) financing activities	(9,188)	(61,522)	189,598

Net increase (decrease) in cash and cash equivalents	(1,644)	1,658	(15,679)
Cash and cash equivalents at beginning of year	2,927	1,269	16,948

Cash and cash equivalents at end of year	$1,283	$2,927	$1,269

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2009. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, due to a material weakness in internal control over financial reporting described below in Management’s Report on Internal Control over Financial Reporting, the Company’s disclosure controls and procedures were not effective.

Notwithstanding the material weakness as described below, the Company’s principal executive officer and the principal financial officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for each of the periods presented in this report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Using the COSO Framework, the Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the Company’s internal control over financial reporting. During this evaluation, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the following material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009 based upon the COSO Framework.

The Company’s processes, procedures and controls related to financial reporting were not effective to ensure that amounts related to certain deferred tax balances and deferred income tax expense were recorded in accordance with U.S. generally accepted accounting principles. Specifically, the Company did not maintain effective controls over the preparation and review of the income tax provision. Management’s review of the income tax provision, which was prepared by an outside tax advisor, failed to identify an error related to the nature and timing of temporary differences related to indefinite lived intangible assets when establishing a valuation allowance on deferred tax assets. As a result, there was a material error in the aforementioned tax accounts in the preliminary consolidated financial statements that was corrected prior to issuance of the Company’s consolidated financial statements.

KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in the annual report, has issued an opinion on the Company’s effectiveness of internal control over financial reporting as of December 31, 2009.

Changes in Internal Control over Financial Reporting

During the Company’s last fiscal quarter there were no changes in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the identified material weakness, management has identified several enhancements to the Company’s internal control over financial reporting to remediate the material weakness described above. These ongoing efforts include implementing additional monitoring and oversight controls over the income tax accounting process and improving the process documentation for income taxes to ensure conformity with generally accepted accounting principles.

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will, over time, address the related material weakness that we identified as of December 31, 2009. As part of our 2010 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to assess whether they are operating effectively.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to this Item 10 is incorporated by reference to the disclosure in the sections headed “Item 1 — Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Proxy Statement for our 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009.

Item 11.	Executive Compensation

The information relating to this Item 11 is incorporated by reference to the disclosure in the sections headed “Compensation Discussion and Analysis,” “Compensation Committee Report” and “ Executive Compensation” in the Proxy Statement for our 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to this Item 12 is incorporated by reference to the disclosure in the sections headed “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2009 about all of our equity compensation plans. All plans have been approved by our stockholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a)) (c)
2004 Stock Incentive Plan	1,274,600	$19.10	1,521,621

There were no repurchases of our common stock during the fourth quarter of 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to this Item 13 is incorporated by reference to the disclosure in the section headed “Certain Relationships and Related Transactions” in the Proxy Statement for our 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009.

Item 14.	Principal Accounting Fees and Services

The information relating to this Item 14 is incorporated by reference to the disclosure in the section headed “Corporate Governance — Audit Committee — Fees Paid to Independent Auditor” and “Corporate Governance — Audit Committee — Approval of Audit and Non-Audit Services” in the Proxy Statement for our 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009.

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

Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below.

Signature	Title	Date
/s/ KEVIN R. CALLAHAN Kevin R. Callahan	Chairman of Board of Directors and Chief Executive Officer	March 30, 2010

/s/ MICHAEL J. MCCLURE Michael J. McClure	Executive Vice President and Chief Financial Officer	March 30, 2010

/s/ EARL R. FONVILLE Earl R. Fonville	Senior Vice President and Chief Accounting Officer	March 30, 2010

/s/ THOMAS C. DAVIS Thomas C. Davis	Director	March 30 , 2010

/s/ NIMROD T. FRAZER Nimrod T. Frazer	Director	March 30 , 2010

/s/ AVSHALOM Y. KALICHSTEIN Avshalom Y. Kalichstein	Director	March 30, 2010

/s/ SUZANNE T. PORTER Suzanne T. Porter	Director	March 30, 2010

/s/ DAVID I. SCHAMIS David I. Schamis	Director	March 30, 2010

/s/ J. CHRISTOPHER TEETS J. Christopher Teets	Director	March 30, 2010

/s/ PAUL J. ZUCCONI Paul J. Zucconi	Director	March 30, 2010

EXHIBIT INDEX

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by reference to prior filings. Exhibits not required for this report have been omitted.

Exhibit	Description
2.1	Purchase and Sale Agreement, dated October 3, 2006 and effective as of October 12, 2006, by and among the equityholders of USAgencies, L.L.C. and Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 18, 2006, File No. 000-50795).

3.1	Amended and Restated Certificate of Incorporation of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with SEC on March 22, 2004, File No. 333-113793).

3.2	Amended and Restated Bylaws of Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on November 24, 2008, File No. 000-50795).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed with the SEC on March 17, 2008, File No. 000-50795).

4.2	Form of Registration Rights Agreement between Affirmative Insurance Holdings, Inc. and Vesta Insurance Group, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.1+	Affirmative Insurance Holdings, Inc. 1998 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

10.2+	Affirmative Insurance Holdings, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.3+	Affirmative Insurance Holdings, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to our Information Statement on Form DEF 14-C filed with the SEC on December 30, 2005, File No. 000-50795).

10.4+	First Amendment to the Amended and Restated Affirmative Insurance Holdings, Inc. 2004 Stock Incentive Plan (incorporated by reference to Annex A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 28, 2006, File No. 000-50795).

10.5+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 000-50795).

10.6+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 000-50795).

10.7+	Affirmative Insurance Holdings, Inc. Performance-Based Annual Incentive Plan, effective January 1, 2007 (incorporated by reference to Appendix A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 5, 2007, File No. 000-50795).

10.8+	Description of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2005, File No. 000-50795).

10.9+	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 22, 2005, File No. 000-50795).

Exhibit	Description
10.10+	Employment Agreement, dated as of November 23, 2005, between Affirmative Insurance Holdings, Inc. and M. Sean McPadden (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 30, 2005, File No. 000-50795).

10.11+	Employment Agreement, dated March 14, 2008, between Affirmative Services, Inc. and Michael J. McClure (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the SEC on March 17, 2008, File No. 000-50795).

10.12+	First Amended and Restated Executive Employment Agreement, dated as of March 30, 2009, between Affirmative Insurance Holdings, Inc. and Kevin R. Callahan (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed with the SEC on March 31, 2009, File No. 000-50795).

10.13+	First Amended and Restated Executive Employment Agreement, effective as of March 30, 2009, between Affirmative Insurance Holdings, Inc. and Robert A. Bondi (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed with the SEC on March 31, 2009, File No. 000-50795).

10.14+	First Amended and Restated Executive Employment Agreement, dated as of March 30, 2009, between Affirmative Insurance Holdings, Inc. and Joseph G. Fisher (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed with the SEC on March 31, 2009, File No. 000-50795).

10.15	Quota Share Reinsurance Agreement between Old American County Mutual Fire Insurance Company and Affirmative Insurance Company dated as of January 1, 2005, for the business written through A-Affordable Management General Agency, Inc. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2005, File No. 000-50795).

10.16	Quota Share Reinsurance Agreement between Old American County Mutual Fire Insurance Company and Affirmative Insurance Company dated as of January 1, 2005, for the business written through American Agencies General Agency, Inc. (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2005, File No. 000-50795).

10.17	Amended and Restated 100% Quota Share Reinsurance Contract between the Shelby Insurance Company, Affirmative Insurance Company, Insura Property and Casualty Insurance Company and VFIC Insurance Corporation, with Addendum No. 1 thereto, effective December 31, 2003 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

10.18	Addendum No. 2 to the Amended and Restated 100% Quota Share Reinsurance Contract between Affirmative Insurance Company, Insura Property & Casualty Insurance Company and VFIC Insurance Corporation dated May 10, 2004 (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

10.19	100% Quota Share Reinsurance Contract between VFIC Insurance Corporation, Vesta Insurance Corporation, Insura Property & Casualty Insurance Company, Shelby Casualty Insurance Company, The Hawaiian Insurance & Guaranty Company, Ltd. And Affirmative Insurance Company, effective December 31, 2003 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2004, File No. 333-113793).

10.20	Form of Separation Agreement between Affirmative Insurance Holdings, Inc. and Vesta Insurance Group, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on May 27, 2004, File No. 333-113793).

Exhibit	Description
10.21	Private Passenger Automobile Quota Share Reinsurance Contract between Affirmative Insurance Company, USAgencies Casualty Insurance Company, and USAgencies Direct Insurance Company, and the Interests and Liabilities Agreement of Motors Insurance Corporation by GMAC Re Corporation with respect to the same, effective April 1, 2007 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed with the SEC on March 17, 2008, File No. 000-50795).

10.22	Addendum No. 1 (effective April 1, 2007), to the Interests and Liabilities Agreement of Motors Insurance Corporation by GMAC Re Corporation with respect to the Private Passenger Automobile Quota Share Reinsurance Contract of April 1, 2007, as issued to Affirmative Insurance Company, USAgencies Casualty Insurance Company and USAgencies Direct Insurance Company (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed with the SEC on March 17, 2008, File No. 000-50795).

10.23	First Amendment to Credit Agreement and waiver of Defaults between Affirmative Insurance Holdings, Inc. and The Frost National Bank dated August 12, 2005 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 15, 2005, File No. 000-50795).

10.24	Second Amendment to Credit Agreement and waiver of Defaults between Affirmative Insurance Holdings, Inc. and The Frost National Bank dated September 30, 2005 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005, File No. 000-50795).

10.25	Master Services Agreement, dated as of October 16, 2006, between Affirmative Insurance Holdings, Inc. and Accenture LLP (incorporated by reference to Exhibit 10.27 to our Current Report on Form 8-K filed with the SEC on October 20, 2006, File No. 000-50795).

10.26	Third Amendment to Credit Agreement between Affirmative Insurance Holdings, Inc. and The Frost National Bank, dated March 28, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 31, 2006, File No. 000-50795).

10.27	Third Amendment to Credit Agreement between Affirmative Insurance Holdings, Inc. and The Frost National Bank dated as of August 7, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2006, File No. 000-50795).

10.28	$220,000,000 Credit Agreement dated as of January 31, 2007, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, Credit Suisse, Cayman Islands Branch as Administrative Agent and Collateral Agent and Credit Suisse Securities (USA) LLC, as Sole Bookrunner and Sole Lead Arranger (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007, File No. 000-50795).

10.29	First Amendment to Credit Agreement and Guarantee and Collateral Agreement, dated as of March 8, 2007, among Affirmative Insurance Holdings, Inc. as Borrower, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Collateral Agent, Outgoing Issuing Bank and Outgoing Swingline Lender and The Frost National Bank as Incoming Issuing Bank and Incoming Swingline Lender (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007, File No. 000-50795).

10.30	Second Amendment to Credit Agreement and Guarantee and Collateral Agreement, dated as of February 4, 2008, among Affirmative Insurance Holdings, Inc. as Borrower, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Collateral Agent, Outgoing Issuing Bank and Outgoing Swingline Lender and The Frost National Bank as Incoming Issuing Bank and Incoming Swingline Lender (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed with the SEC on March 17, 2008, File No. 000-50795).

Exhibit	Description
10.31	Third Amendment to Credit Agreement and Guarantee and Collateral Agreement, dated as of March 27, 2009, among Affirmative Insurance Holdings, Inc., as Borrower, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Collateral Agent, outgoing Issuing Bank and Outgoing Swingline Lender and The Frost National Bank as Incoming Issuing Bank and Incoming Swingline Lender (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed with the SEC on March 31, 2009, File No. 000-50795).

10.32	Letter Agreement dated March 27, 2009, by and between Credit Suisse, Cayman Islands Branch, The Frost National Bank, JP Morgan Chase Bank, N.A. and Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed with the SEC on March 31, 2009, File No. 000-50795).

10.33	Consent to Assignment, dated January 10, 2007, among Affirmative Property Holdings, Inc., KR Callahan & Company, LLC and 227 West Monroe Street, Inc. with respect to the Assignment of Lease, effective as of January 10, 2007, between Affirmative Property Holdings, Inc. and KR Callahan & Company, LLC (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007, File No. 000-50795).

10.34	Lease, dated as of May 8, 2006, between KR Callahan & Company, LLC, as tenant, and 227 West Monroe Street, Inc., as landlord (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007, File No. 000-50795).

10.35	Auction Rate Securities Option Rights Agreements between UBS Financial Services, Inc. and Comerica Bank & Trust, N.A. (the custodian for auction-rate securities accounts beneficially owned by three of our insurance company subsidiaries: Affirmative Insurance Company of Michigan, Insura Property and Casualty Insurance Company and Affirmative Insurance Company), dated October 8, 2008, November 4, 2008 and November 4, 2008, respectively (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 31, 2009, File No. 000-50795).

10.36	Auction Rate Securities Option Rights Agreement between UBS Financial Services, Inc. and our subsidiary, USAgencies Casualty Insurance Company, Inc. dated October 8, 2008 (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed with the SEC on March 31, 2009, File No. 000-50795).

10.37	Auction Rate Securities Option Rights Agreement between UBS Financial Services, Inc. and Comerica Bank & Trust, N.A. (as trustee of an auction-rate securities account maintained pursuant to that certain Quota Share Reinsurance Agreement between our subsidiary, Affirmative Insurance Company (as grantor) and Old American County Mutual Fire Insurance Company), dated November 24, 2008 (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K filed with the SEC on March 31, 2009, File No. 000-50795).

21.1*	Subsidiaries of Affirmative Insurance Holdings, Inc. as of March 27, 2010.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Kevin R. Callahan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Kevin R. Callahan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Management contract, compensatory plan or arrangement