Form 10-Q
period 2010-03-31
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2010-05-10
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of May 6, 2010: 15,415,358

AFFIRMATIVE INSURANCE HOLDINGS, INC.

THREE MONTHS ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Investment securities, at fair value
Trading securities	$32,503	$37,416
Available-for-sale securities	159,936	213,656
Cash and cash equivalents	91,960	60,928
Fiduciary and restricted cash	9,461	15,004
Accrued investment income	2,080	2,823
Premiums and fees receivable, net	70,169	63,344
Premium finance receivable, net	52,181	40,825
Commissions receivable	1,536	1,362
Receivable from reinsurers	43,937	42,082
Deferred acquisition costs	28,945	24,230
Federal income taxes receivable	3,010	3,326
Investment in real property, net	6,032	5,831
Property and equipment (net of accumulated depreciation of $35,838 for 2010 and $33,581 for 2009)	40,895	41,984
Goodwill	163,570	163,570
Other intangible assets (net of accumulated amortization of $12,844 for 2010 and $12,765 for 2009)	16,673	16,752
Prepaid expenses	6,131	5,750
Other assets, (net of allowance for doubtful accounts of $7,213 for 2010 and 2009) (Includes other receivables of $6,491 at March 31, 2010 and $8,830 at December 31, 2009)	28,715	12,397

Total assets	$757,734	$751,280

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss adjustment expenses	$177,088	$193,647
Unearned premium	133,132	109,361
Amounts due to reinsurers	5,982	4,037
Deferred revenue	10,211	10,190
Senior secured credit facility	107,915	111,506
Notes payable	76,886	76,891
Deferred tax liability	11,139	10,820
Other liabilities (Includes swap of $3,592 at March 31, 2010 and $4,108 at December 31, 2009)	57,044	51,473

Total liabilities	579,397	567,925

Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized, 17,768,721 shares issued and 15,415,358 shares outstanding at March 31, 2010 and December 31, 2009	178	178
Additional paid-in capital	164,944	164,752
Treasury stock, at cost (2,353,363 shares at March 31, 2010 and December 31, 2009)	(32,880)	(32,880)
Accumulated other comprehensive income	1,113	2,859
Retained earnings	44,982	48,446

Total stockholders’ equity	178,337	183,355

Total liabilities and stockholders’ equity	$757,734	$751,280

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Revenues
Net premiums earned	$92,722	$93,225
Commission income and fees	23,595	20,570
Net investment income	1,459	2,469
Net realized gains (losses)	3,655	(2,004)
Other income (loss)	(1,813)	2,598

Total revenues	119,618	116,858

Expenses
Losses and loss adjustment expenses	71,025	69,676
Selling, general and administrative expenses	42,539	40,123
Depreciation and amortization	2,432	2,392

Total expenses	115,996	112,191

Operating income	3,622	4,667

Gain on extinguishment of debt	—	19,434
Loss on interest rate swaps	(521)	(4,430)
Interest expense	6,120	4,142

Income (loss) from continuing operations before income tax expense	(3,019)	15,529
Income tax expense	445	4,359

Income (loss) from continuing operations	(3,464)	11,170
Discontinued operations
Loss from operations	—	(464)
Income tax benefit	—	(118)

Loss from discontinued operations	—	(346)

Net income (loss)	$(3,464)	$10,824

Basic income (loss) per common share:
Continuing operations	$(0.22)	$0.72
Discontinued operations	—	(0.02)

Net income (loss)	$(0.22)	$0.70

Diluted income (loss) per common share:
Continuing operations	$(0.22)	$0.72
Discontinued operations	—	(0.02)

Net income (loss)	$(0.22)	$0.70

Weighted average common shares outstanding:
Basic	15,415	15,415

Diluted	15,415	15,415

Dividends declared per common share	$—	$—

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Three Months Ended March 31,
	2010		2009
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Common stock
Balance at beginning of year and end of period	17,768,721	$178	17,768,721	$178

Additional paid-in capital
Balance at beginning of year		164,752		163,707
Stock-based compensation expense		192		256

Balance at end of period		164,944		163,963

Retained earnings
Balance at beginning of year		48,446		87,327
Net income (loss)		(3,464)		10,824

Balance at end of period		44,982		98,151

Treasury stock
Balance at beginning of year and end of period	2,353,363	(32,880)	2,353,363	(32,880)

Accumulated other comprehensive income (loss)
Balance at beginning of year, net of tax		2,859		(1,849)
Unrealized gain (loss) on available-for-sale investment securities, net of taxes		(1,746)		523
Loss on cash flow hedges transferred to earnings, net of taxes of $2,077		—		3,858

Balance at end of period, net of tax		1,113		2,532

Total stockholders’ equity		$178,337		$231,944

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Net income (loss)	$(3,464)	$10,824
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment securities, net of taxes	(1,746)	523
Loss on cash flow hedges transferred to earnings, net of taxes of $2,077	—	3,858

Other comprehensive income (loss), net	(1,746)	4,381

Total comprehensive income (loss)	$(5,210)	$15,205

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(3,464)	$10,824
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,432	2,413
Stock-based compensation expense	285	281
Amortization of debt issuance and modification costs	128	379
Amortization of debt discount	1,744	—
Net realized gains from sales of available-for-sale securities	(1,193)	(191)
Realized (gain) loss on trading securities	(2,462)	2,195
Fair value (gain) loss on settlement rights for auction-rate securities	2,339	(2,598)
Amortization of premiums on investments, net	833	819
Provision for doubtful premiums receivable	199	352
Gain on extinguishment of debt	—	(19,434)
Loss on interest rate swaps	521	4,430
Change in operating assets and liabilities:
Fiduciary and restricted cash	5,543	(644)
Premiums, fees and commissions receivable	(7,198)	(10,903)
Reserves for losses and loss adjustment expenses	(16,559)	(5,348)
Amounts due from reinsurers	90	14,411
Premium finance receivable, net (related to our insurance premiums)	(10,453)	(6,989)
Deferred revenue	21	2,381
Unearned premium	23,771	19,309
Deferred acquisition costs	(4,715)	(3,814)
Deferred tax liability	319	4,763
Federal income taxes receivable	316	(671)
Other	5,470	2,613

Net cash provided by (used in) operating activities	(2,033)	14,578

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	35,111	6,609
Proceeds from maturities of available-for-sale securities	24,140	23,829
Proceeds from sales of trading securities	7,375	—
Purchases of available-for-sale securities	(25,814)	(40,509)
Premium finance receivable, net (related to third-party insurance premiums)	(903)	(2,713)
Purchases of property and equipment	(1,279)	(2,742)
Investment in real property	(230)	—

Net cash provided by (used in) investing activities	38,400	(15,526)

Cash flows from financing activities
Principal payments on senior secured credit facility	(5,335)	(400)
Debt issuance costs paid	—	(2,398)

Net cash used in financing activities	(5,335)	(2,798)

Net increase (decrease) in cash and cash equivalents	31,032	(3,746)
Cash and cash equivalents at beginning of year	60,928	66,513

Cash and cash equivalents at end of period	$91,960	$62,767

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,461	$3,659
Cash paid for income taxes	10	159

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General

Affirmative Insurance Holdings, Inc., formerly known as Instant Insurance Holdings, Inc., was incorporated in Delaware in June 1998. The Company is a distributor and producer of non-standard personal automobile insurance policies and related products and services for individual consumers in targeted geographic areas. The Company currently offers insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) as well as through 9,200 independent agents or brokers in 11 states (Louisiana, Texas, Illinois, Alabama, California, Michigan, Florida, Missouri, Indiana, South Carolina and New Mexico).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

The consolidated balance sheet at December 31, 2009 was derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP. All material intercompany transactions and balances have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current presentation, including discontinued operations for the Florida retail business sold in June 2009.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions are particularly important in determining revenue recognition, reserves for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance receivables, valuation of assets, and deferred income taxes.

Recently Issued Accounting Standards

ASU 2009-17 amended the standards for determining whether to consolidate a variable interest entity. These new standards amended the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. The adoption of this new standard in the first quarter of 2010 did not impact the Company’s consolidated financial position, results of operations or cash flows.

ASU 2009-16 eliminated the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The provisions of the new standards are effective for fiscal years beginning after November 15, 2009. The adoption of the new standard in the first quarter of 2010 did not impact the Company’s consolidated financial position, results of operations or cash flows.

ASU 2010-06 requires additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2 and activity in Level 3 on a gross basis, and clarifies certain other existing disclosure requirements including level of disaggregation and disclosures around inputs and valuation techniques. The provisions of the new standards are effective for interim or annual reporting periods beginning after December 15, 2009, except for the additional Level 3 disclosures which will become effective for fiscal years beginnings after December 15, 2010. These standards are disclosure only in nature and do not change accounting requirements. Accordingly, adoption of the new standard had no impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Trading Investment Securities

The Company’s trading investment securities consist solely of auction-rate tax-exempt securities, which are carried at fair value with realized gains and losses reported in current period earnings. The Investment Committee of the Board of Directors periodically reviews investment portfolio results and evaluates strategies to maximize yields, to match maturity durations with anticipated needs, and to maintain compliance with investment guidelines.

The amortized cost, net realized losses and estimated fair value of the Company’s trading securities portfolio at March 31, 2010 and December 31, 2009, were as follows (in thousands):

	Amortized Cost	Net Realized Losses	Fair Value
March 31, 2010	$39,065	$(6,562)	$32,503
December 31, 2009	$46,440	$(9,024)	$37,416

In October 2008, the Company’s broker filed a prospectus with the Securities and Exchange Commission (SEC), which published a legally-binding offer to all authorized holders of auction-rate securities to purchase all eligible securities at par (“the settlement”). The time frames set by the Company’s broker for buybacks have different start dates based upon the individual client’s size, which is determined by each client’s balance of investments held at the Company’s broker. In November 2008, the Company elected to participate in its broker’s offer to purchase the Company’s auction-rate securities at par and classified its portfolio of auction-rate securities as trading. The settlement agreement requires the Company’s broker to purchase eligible securities at par, at any time during a two-year period beginning June 30, 2010. All auction-rate securities held at March 31, 2010 are eligible for buyback under the settlement agreements. At March 31, 2010 and December 31, 2009, the fair value of the settlement was $6.5 million and $8.8 million, respectively, which is recorded in other assets in the consolidated balance sheets with changes in fair value recorded in other income in the consolidated statement of income (loss).

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

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at March 31, 2010, and December 31, 2009, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
U.S. Treasury and government agencies	$26,907	$178	$(46)	$27,039
Residential mortgage-backed securities	4,143	346	—	4,489
States and political subdivisions	50,773	813	(18)	51,568
Corporate debt securities	75,461	1,485	(106)	76,840

Total	$157,284	$2,822	$(170)	$159,936

December 31, 2009
U.S. Treasury and government agencies	$24,529	$212	$(99)	$24,642
Residential mortgage-backed securities	4,342	322	—	4,664
States and political subdivisions	117,659	2,667	(21)	120,305
Corporate debt securities	62,728	1,346	(29)	64,045

Total	$209,258	$4,547	$(149)	$213,656

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at March 31, 2010 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$55,644	$56,116
Due after one year through five years	91,618	93,446
Due after five years through ten years	5,879	5,885
Residential mortgage-backed securities	4,143	4,489

Total	$157,284	$159,936

At March 31, 2010, the Company owned approximately $4.5 million of pre-refunded municipal bonds. These pre-refunded municipal bonds have contractual maturities in excess of ten years. However, due to pre-refunding, these securities will be called by the issuer generally within three years or less. Pre-refunded municipal bonds are created when municipalities issue new debt to refinance debt issued when interest rates were higher. Once the refinancing is completed, the issuer uses the proceeds to purchase U.S. Treasury securities and places these securities in an escrow account. These proceeds are then used to pay interest and principal on the original debt until the bond is called.

The Company’s amortized cost and estimated fair value of pre-refunded municipal bonds at March 31, 2010 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$3,260	$3,293
Due after one year through five years	1,203	1,237

Total	$4,463	$4,530

Gross realized gains and losses on available-for-sale investments for the three months ended March 31 were as follows (in thousands):

	2010	2009
Gross gains	$1,205	$191
Gross losses	(12)	—

Total	$1,193	$191

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at March 31, 2010, and December 31, 2009, the fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	March 31, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$11,894	$(46)	$—	$—	$11,894	$(46)
States and political subdivisions	1,251	(11)	746	(7)	1,997	(18)
Corporate debt securities	12,929	(106)	—	—	12,929	(106)

Total	$26,074	$(163)	$746	$(7)	$26,820	$(170)

	December 31, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$10,930	$(99)	$—	$—	$10,930	$(99)
States and political subdivisions	2,605	(12)	745	(9)	3,350	(21)
Corporate debt securities	5,168	(29)	—	—	5,168	(29)

Total	$18,703	$(140)	$745	$(9)	$19,448	$(149)

The Company’s portfolio contains approximately 31 individual investment securities that are in an unrealized loss position as of March 31, 2010.

The unrealized losses at March 31, 2010 were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) the Company’s intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At March 31, 2010, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

In the first quarter of 2010, the Company sold approximately $54 million book value of investment securities. As of March 31, 2010, approximately $18.9 million was recorded in Other Assets as sales proceeds receivable pending settlement.

5.	Reinsurance

In the ordinary course of business, the Company places reinsurance with other insurance companies in order to provide greater diversification of its business and limit the potential for losses arising from large risks. In addition, the Company assumes reinsurance from other insurance companies.

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Three Months Ended March 31,
	2010			2009
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$97,741	$75,124	$56,940	$89,420	$77,831	$58,404
Reinsurance assumed	19,341	18,925	16,472	22,741	16,081	12,053
Reinsurance ceded	(2,210)	(1,327)	(2,387)	9,707	(687)	(781)

Total	$114,872	$92,722	$71,025	$121,868	$93,225	$69,676

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

	Three Months Ended March 31,
	2010	2009
Selling, general and administrative expenses	$9	$(2,364)
Loss adjustment expenses	16	189

Total	$25	$(2,175)

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	March 31, 2010	December 31, 2009
Losses and loss adjustment expense reserves	$32,699	$32,447
Unearned premium reserve	1,980	1,096

Total	$34,679	$33,543

The Michigan Catastrophic Claims Association (MCCA) is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan. For policies effective July 1, 2009 to June 30, 2010, the required retention is $0.5 million. As a writer of personal automobile policies in the state of Michigan, the Company cedes premiums and claims to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders. The Company’s ceded premiums written to the MCCA were $2.0 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, the Company’s total receivables from reinsurers were $43.9 million, consisting of $21.3 million receivable from the MCCA, $3.1 million from a quota-share reinsurer (rated A- by A.M. Best) for business reinsured in Louisiana and Alabama, $14.7 million net receivable (net of $2.5 million payable) from subsidiaries of Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC) and $4.8 million receivables from other reinsurers. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), the Company’s wholly-owned subsidiaries, Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura), had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At March 31, 2010, the VFIC Trust held $17.6 million (after cumulative withdrawals of $7.6 million through March 31, 2010), consisting of $12.7 million of a U.S. Treasury money market account and $4.9 million of corporate bonds rated BBB or higher, to collateralize the $14.7 million net recoverable from VFIC.

The Company assumes reinsurance from a Texas county mutual insurance company (the county mutual) whereby the Company has assumed 100% of the policies issued by the county mutual for business produced by the Company’s owned managing general agents (MGAs). The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. The county mutual reinsurance agreement may be terminated by either party upon prior written notice of not less than 90 days. In the event of such termination, the MGA agrees that for ten years the MGA shall produce automobile insurance business in the State of Texas solely for the benefit of the county mutual. The county mutual reinsurance agreement automatically terminates on January 1, 2014. AIC has established a trust to secure the Company’s obligation under this reinsurance contract with a balance of $44.2 million as of March 31, 2010.

At March 31, 2010, $11.1 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $20.7 million in securities (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through March 2010, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through March 2010.

6.	Premium Finance Receivables, Net

Premium finance receivables (related to policies of both the Company and third-party carriers) are secured by unearned premiums from the underlying insurance policies and consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Premium finance contracts	$55,539	$43,473
Unearned finance charges	(2,859)	(2,216)
Allowance for credit losses	(499)	(432)

Total	$52,181	$40,825

7.	Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commissions, advertising, premium taxes, underwriting and agency expenses, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization expense were as follows (in thousands):

	March 31, 2010	March 31, 2009
Beginning balance	$24,230	$21,993
Additions	24,994	21,925
Amortization	(20,279)	(18,111)

Ending balance	$28,945	$25,807

8.	Debt

The Company’s long-term debt instruments and balances outstanding at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	2010	2009
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,184	20,189

Total notes payable	76,886	76,891
Senior secured credit facility	107,915	111,506

Total long-term debt	$184,801	$188,397

The $30.9 million notes payable bear an initial interest rate of 7.545% until March 15, 2010, at which time the securities adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of March 31, 2010 was 3.86%.

The $25.8 million notes payable due 2035 bear an initial interest rate of 7.792% until June 15, 2010, at which time they will adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of March 31, 2010 was 7.79%.

The $20.2 million notes payable due 2035 bear an interest rate of the three-month LIBOR rate plus 3.95% not exceeding 12.50% through March 2010 with no limit thereafter. The interest rate as of March 31, 2010 was 4.21%.

The pricing under the senior secured credit facility is currently subject to a LIBOR floor of 3.00% plus 6.25%, and is tiered based on the Company’s leverage ratio. The interest rate as of March 31, 2010 was 9.25%.

During the first quarter of 2010, the Company made its scheduled quarterly payment of $0.3 million and a voluntary prepayment of $5.0 million on the senior secured credit facility. As of March 31, 2010, the principal balance of the senior secured credit facility was $124.7 million. The revolving portion of the facility expired in January 2010. As of March 31, 2010, the Company was in compliance with all of its financial and other covenants for the senior secured credit facility.

9.	Income Taxes

The provision for income taxes for the three months ended March 31, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Current tax expense (benefit)	$121	$(522)
Deferred tax expense	324	4,763

Net income tax expense	$445	$4,241

The Company’s effective tax rate differed from the statutory rate of 35% for the three months ended March 31 as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Income (loss) before income taxes	$(3,019)	$15,065
Tax provision computed at the federal statutory income tax rate	(1,056)	5,273
Increases (reductions) in tax resulting from:
Tax-exempt interest	(216)	(428)
State income taxes	(16)	88
Valuation allowance	1,689	—
Other	44	(692)

Income tax expense	$445	$4,241

Effective tax rate	(14.7)%	28.2%

Net deferred tax assets prior to recognition of the valuation allowance were $22.9 million and $20.8 million at March 31, 2010 and December 31, 2009, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, the Company began recording a valuation allowance against deferred taxes in December 2009.

The Internal Revenue Service is currently auditing the Company’s 2006 federal income tax return.

10.	Legal and Regulatory Proceedings

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

In August 2009, plaintiff Sunrise Business Resources, Inc. (Sunrise) filed suit against Affirmative Insurance Company in the Superior Court for the State of California, County of Los Angeles. Sunrise alleges that it is due approximately $722,000 in deferred compensation arising out of a Claims Administration Agreement between itself and Hawaiian Insurance & Guaranty Company (HIG). AIC, along with other third-party reinsurance companies, were parties to Quota Share Reinsurance Contracts with HIG during 2004 through June 30, 2006. Sunrise claims that it is a third-party beneficiary of the Quota Share Reinsurance Contract, thus rendering AIC liable for the deferred compensation owed under the HIG Claims Administration Agreement. Sunrise also seeks recovery under theories of quantum meruit, negligent misrepresentation and intentional misrepresentation. The Company has removed the action to the U.S. District Court for the Central District of California. In February 2010, the court denied the company’s request for a stay of the proceedings pending resolution of the HIG liquidation proceedings pending in Hawaii. Both parties have been served with discovery and are preparing their responses. The Company believes that this claim lacks merit and intends to defend itself vigorously.

In October 2009, plaintiff Dalton Johnson filed a putative class action in Palm Beach County, Florida against Affirmative Insurance Company. The complaint alleges that Affirmative failed to apply a statutorily-permitted fee schedule for hospital emergency care and services enacted into law in January 2008, thereby exhausting prematurely the PIP benefits available to Affirmative’s insureds. In February 2010, the case was dismissed. Plaintiff filed an amended complaint in March 2010. Affirmative has filed a second motion to dismiss. The Company believes that this claim lacks merit and intends to defend itself vigorously.

11.	Net Income (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and restricted stock. Stock options outstanding of 1,262,100 and 1,724,531 for the three months ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock and thus the inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three months ended March 31, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator:
Income (loss) from continuing operations	$(3,464)	$11,170

Denominator:
Weighted average common shares outstanding	15,415	15,415

Weighted average diluted shares outstanding	15,415	15,415

Basic income (loss) per common share from continuing operations:	$(0.22)	$0.72

Diluted income (loss) per common share from continuing operations:	$(0.22)	$0.72

12.	Fair Value of Financial Instruments

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

Financial assets and financial liabilities measured at fair value on a recurring basis

The following table provides information as of March 31, 2010 about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and government agencies	$27,039	$27,039	$—	$—
Residential mortgage-backed securities	4,489	—	4,489	—
States and political subdivisions	51,568	—	51,568	—
Corporate debt securities	76,840	76,840	—	—
Auction-rate tax-exempt securities	32,503	—	—	32,503

Total investment securities	192,439	103,879	56,057	32,503
Cash and cash equivalents	91,960	91,960	—	—
Fiduciary and restricted cash	9,461	9,461	—	—
Other receivables (other assets)	6,491	—	—	6,491

Total assets	$300,351	$205,300	$56,057	$38,994

Liabilities:
Interest rate swaps (other liabilities)	$3,592	$—	$—	$3,592

Total liabilities	$3,592	$—	$—	$3,592

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

The Company’s Level 3 financial assets also include other receivables related to a settlement agreement entered into during November 2008 with the Company’s broker to liquidate certain of the Company’s auction-rate tax-exempt securities. The settlement agreement requires the Company’s broker to purchase eligible securities at par, at any time during a two-year period beginning June 30, 2010. As of March 31, 2010, the Company held $39.1 million, at amortized cost, and $32.5 million fair value of auction-rate tax-exempt securities that are eligible for such settlement. The Company has elected to record the settlement as a financial asset at fair value in accordance with ASC 825-10 Financial Instruments – Overall. The fair value of this agreement was estimated by third-party valuation sources to be $6.5 million and is included in other assets in Level 3 of the fair value hierarchy.

The Company’s Level 3 financial liabilities are interest rate swaps. The fair value of these swaps are determined by quotes from brokers that are not considered binding.

Fair value measurements for assets in category Level 3 for the period ended March 31, 2010 were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction-Rate Tax-Exempt Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Assets
Balance at January 1, 2010	$37,416	$8,830
Transfers in and/or out of Level 3	—	—
Total gains or (losses) (realized/unrealized):
Included in earnings	2,462	(2,339)
Included in other comprehensive income	—	—
Settlements	(7,375)	—

Balance at March 31, 2010	$32,503	$6,491

Fair value measurements for liabilities in category Level 3 for the period ended March 31, 2010 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at January 1, 2010	$4,108
Transfers into Level 3	—
Total losses included in earnings	521
Settlements	(1,037)

Balance at March 31, 2010	$3,592

The Company did not have any significant transfers between Levels 1 and 2 during the quarter ended March 31, 2010.

Fair value measurements for assets in category Level 3 for the year ended December 31, 2009 were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction-Rate Tax-Exempt Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Assets
Balance at January 1, 2009	$39,130	$9,647
Transfers in and/or out of Level 3	—	—
Total gains or (losses) (realized/unrealized):
Included in earnings	2,116	(817)
Included in other comprehensive income	—	—
Settlements	(3,830)	—

Balance at December 31, 2009	$37,416	$8,830

Fair value measurements for liabilities in category Level 3 for the year ended December 31, 2009 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at January 1, 2009	$5,935
Transfers into Level 3	—
Total losses included in earnings	6,412
Write off accumulated other comprehensive loss to earnings	(5,935)
Settlements	(2,304)

Balance at December 31, 2009	$4,108

Derivative financial instruments are reported at fair value on the consolidated balance sheet. The Company’s current derivative instruments consist of two interest rate swaps entered into in 2007 and 2008, with an aggregate notional amount of $90 million outstanding at March 31, 2010, previously designated as hedges against the variability of cash flows associated with that portion of the senior secured credit facility. The interest rate swap liability is recorded in other liabilities on the consolidated balance sheet. The credit risk associated with these swap agreements is limited to the uncollected interest payments due from counterparties. As of March 31, 2010, counterparty credit risk was minimal.

Gains and losses (realized and unrealized) for Level 3 assets and liabilities included in earnings for the period ended March 31, 2010, are reported in net investment income, other income and loss on interest rate swaps as follows:

	Net Investment Income	Other Income(Loss)	Loss on Interest Rate Swaps
Assets
Total gains (losses) realized in earnings	$2,462	$(2,339)	$—
Liabilities
Total gains (losses) realized in earnings	—	—	(521)

Total for the period ended March 31, 2010	$2,462	$(2,339)	$(521)

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. The following financial liabilities are not required to be recorded at fair value, but their fair value is being disclosed.

Notes payable — The fair values of the notes payable were determined using a third-party valuation source and were estimated to be $25.3 million in the aggregate with a total carrying value of $76.9 million at March 31, 2010.

Senior secured credit facility — The fair value of the senior secured credit facility was determined using a third-party valuation source and was estimated to be $95.6 million with a carrying value of $107.9 million at March 31, 2010.

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

The summarized statements of loss from discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue (including loss on disposal)	$—	$1,050
Pretax loss from discontinued operations	—	(464)
Income tax benefit	—	(118)

Loss from discontinued operations	$—	$(346)

The Company assigned store operating leases to the purchaser, but remain contingently liable on store leases in the event of default by the assignee. These stores have future lease related payments totaling approximately $0.3 million through August 2012. The Company believes the likelihood of a liability being triggered under these leases is remote, and, therefore, no liability has been accrued for these lease obligations as of March 31, 2010.

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

As of March 31, 2010, our subsidiaries included insurance companies licensed to write insurance policies in 40 states, underwriting agencies, and retail agencies with 206 owned stores and relationships with two unaffiliated underwriting agencies. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas, and Wisconsin) and distributing our own insurance policies through 9,200 independent agents or brokers in 11 states (Louisiana, Texas, Illinois, Alabama, California, Michigan, Florida, Missouri, Indiana, South Carolina, and New Mexico). In February 2010, we notified the Florida Insurance Commissioner of our intent to discontinue writing new and renewal policies in the state of Florida. We plan to begin issuing notices of non-renewal to insureds beginning on May 17, 2010.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes of critical accounting policies since December 31, 2009.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2 to the unaudited Consolidated Financial Statements for a discussion of certain accounting standards that have been adopted during 2010 and certain accounting standards which we have not yet been required to adopt and may be applicable to the Company’s future Consolidated Financial Statements.

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

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written by distribution channel for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Our underwriting agencies:
Retail agencies	$57,953	$66,383
Independent agencies	53,007	38,295

Subtotal	110,960	104,678
Unaffiliated underwriting agencies	6,122	7,483

Total	$117,082	$112,161

Total gross premiums written for the three months ended March 31, 2010 increased $4.9 million, or 4.4%, compared with the prior year quarter primarily due to the overall increase in new and renewal policies written. In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance carriers’ products only and do not include premiums written for third-party insurance carriers in our retail stores. We earn commission income and fees in our retail distribution channel for sales of third-party insurance policies. Gross premiums written in our retail distribution channel decreased $8.4 million, or 12.7%, compared with the same period in the prior year. This decrease was due to more of our retail customers choosing third-party products due to the soft market conditions.

In our independent agency distribution channel, gross premiums written for the three months ended March 31, 2010 increased $14.7 million, or 38.4%, compared with the same period in the prior year. We have targeted the expansion of some of our independent agent relationships. This was the cause of the increase.

Gross premiums written by our unaffiliated underwriting agencies for the three months ended March 31, 2010 decreased $1.4 million, or 18.2%, compared with the same period in the prior year. The following table displays our gross premiums written and assumed by state for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Louisiana	$44,557	$41,430
Texas	19,894	24,064
Michigan	16,934	5,497
Illinois	11,868	13,648
Alabama	9,928	9,416
California	6,067	7,394
Indiana	3,062	3,461
Missouri	1,868	3,090
South Carolina	1,551	1,277
Florida	721	1,939
New Mexico	577	856
Georgia	32	49
Arizona	23	40

Total	$117,082	$112,161

In the third quarter of 2009, we began to implement changes in pricing to improve our premium production levels and profitability. The states of Illinois, Indiana, Michigan, South Carolina and Texas were targeted for these changes. We expect it to take about one year before the full benefits from these actions are realized.

The following table displays our net premiums written by distribution channel for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Our underwriting agencies:
Retail agencies – gross premiums written	$57,953	$66,383
Ceded reinsurance	—	10,285

Subtotal retail agencies net premiums written	57,953	76,668

Independent agencies – gross premiums written	53,007	38,295
Ceded reinsurance	(2,003)	(350)

Subtotal independent agencies net premiums written	51,004	37,945

Unaffiliated underwriting agencies – gross premiums written	6,122	7,483
Ceded reinsurance	(32)	(48)

Subtotal unaffiliated underwriting agencies net premium written	6,090	7,435

Catastrophe and contingent coverages with various reinsurers	(175)	(180)

Total net premiums written	$114,872	$121,868

Total net premiums written for the three months ended March 31, 2010 decreased $7.0 million, or 5.7%, compared with the same period in the prior year primarily due to the termination of our quota share reinsurance contract for our Louisiana and Alabama business on a cut-off basis effective January 1, 2009 and the resulting return of $10.5 million of ceded unearned premium.

RESULTS OF OPERATIONS

We had a net loss from continuing operations of $3.5 million for the three months ended March 31, 2010, compared with net income from continuing operations of $11.2 million for the comparable period in 2009. Significant items impacting the three months ended March 31, 2009 results were a net pretax gain on extinguishment of debt of $19.4 million, which was partially offset by a loss on interest rate swaps of $4.4 million associated with the discontinuation of hedge accounting.

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Total revenues for the three months ended March 31, 2010 increased $2.8 million, or 2.4%, compared with the three months ended March 31, 2009. The increase was primarily due to increases in net realized gains and commission income and fees, partially offset by decreases in other income and net investment income.

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the current quarter decreased $0.5 million, or 0.5%, compared with the prior year quarter. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our three distribution channels in both current and previous periods.

The following table sets forth net premiums earned by distribution channel for the current quarter and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2010	2009
Our underwriting agencies	$86,807	$86,713
Unaffiliated underwriting agencies	5,915	6,512

Total net premiums earned	$92,722	$93,225

Commission Income and Fees. Another measurement of our performance is the relative level of production of commission income and fees. Commission income and fees consists of (a) policy, installment, premium finance and agency fees earned for business written or assumed by our insurance companies both through independent agents and our retail agencies and (b) the commission, premium finance and agency fee income earned on sales of unaffiliated, third-party companies’ insurance policies or other products sold by our retail agencies. These various types of commission income and fees are impacted in different ways by the decisions we make in pursuing our corporate strategy.

Policy, installment, premium finance and agency fees are earned for business written or assumed by our insurance companies both through independent agents and our retail agencies. Policy, installment and agency fees are fees charged to the customers in connection with their purchase of coverage from our insurance company subsidiaries. Generally, we can increase or decrease agency fees, installment fees, and interest rates subject to limited regulatory restrictions, but policy fees must be approved by the applicable state’s department of insurance. Premium finance fees are financing fees earned by our premium finance subsidiaries, and consist of origination and servicing fees as well as interest on premiums that customers choose to finance.

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

The following sets forth the components of consolidated commission income and fees earned for the current quarter and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2010	2009
Policyholder fees	$12,152	$9,705
Premium finance revenue	5,771	5,567
Commissions and fees	4,289	3,515
Agency fees	1,382	1,519
Other, net	1	264

Total commission income and fees	$23,595	$20,570

Commission income and fees increased $3.0 million, or 14.7%, compared with the same period in the prior year. Policyholder fees have increased due to the higher overall volume of premiums written and a change in mix in states. We experienced a steady increase in premium finance revenue since December 2007 when we began financing third-party premiums. Commissions and fees increased as more of our retail customers chose third-party products due to the soft market conditions and an expansion of our ancillary product sales.

Net Investment Income and Other Income. Net investment income for the three months ended March 31, 2010 decreased $1.0 million, or 40.9%, compared with the same period in the prior year. The decrease was primarily due to a reduction in yields and a 12.8% decrease in total average invested assets to $230.6 million during the current quarter from $264.3 million in the prior year. The average investment yield was 2.7% (3.4% on a taxable equivalent basis) in the current quarter, compared with 3.1% (4.3% on a taxable equivalent basis) in the prior year.

As of March 31, 2010, we held $39.1 million, at amortized cost, and $32.5 million fair value of auction-rate tax-exempt securities. Generally, the interest rates for these securities are determined by bidding every 7, 28 or 35 days. When there are more sellers than buyers, an auction fails and bondholders that want to sell are unable to sell the securities. Auctions for these securities began to fail in late January 2008. Issuers remain obligated to pay interest and principal when due when an auction fails. Rates at failed auctions are set at a level established in the terms of the debt. In February 2008, investment banks stopped committing capital to the auctions and there have been widespread auctions failures since that time.

In October 2008, the Company’s broker filed a prospectus with the SEC, which published a legally-binding offer to all authorized holders of auction-rate securities to purchase all eligible securities at par (“the settlement”). The time frames set by the Company’s broker for buybacks have different start dates based upon the individual client’s size, which is determined by each client’s balance of investments held at the Company’s broker. In November 2008, the Company elected to participate in its broker’s offer to purchase the Company’s auction-rate securities at par and classified its portfolio of auction-rate securities as trading. The settlement agreement requires our broker to purchase eligible securities at par, at any time during a two-year period beginning June 30, 2010. All auction-rate securities held at March 31, 2010 are eligible for buyback under the settlement agreements. At March 31, 2010 and December 31, 2009, the fair value of the settlement was $6.5 million and $8.8 million, respectively, which is recorded in other assets in the consolidated balance sheets with changes in fair value recorded in other income (loss) in the consolidated statements of income (loss).

In the first quarter of 2010, we began to reposition our investment portfolio by decreasing our tax-exempt investments. The purpose of the repositioning is to monetize the tax-exempt portion of the investments and to decrease our municipal credit exposure. We expect the repositioning to be completed in the second quarter of 2010. As a result of the repositioning, we sold $54.0 million of available-for-sale securities during the three-month period ended March 31, 2010, for a net realized gain of $1.2 million.

For the three-month period ended March 31, 2010, other income includes $0.5 million related to a settlement received from legal proceedings.

Losses and Loss Adjustment Expenses. Since the largest expenses of an insurance company are the losses and loss adjustment expenses, another measurement of our insurance carriers’ performance is the level of such expenses, specifically as a ratio to earned premiums. Our losses and loss adjustment expenses are a blend of the specific estimated and actual costs of providing the coverage contracted by the purchasers of our insurance policies. We maintain reserves to cover our estimated ultimate liability for losses and related loss adjustment expenses for both reported and unreported claims on the insurance policies issued by our insurance companies. The establishment of appropriate reserves is an inherently uncertain process, involving actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of claims based on historical claims information, estimates of future trends in claims severity, changes in the mix of business/limits and other variable factors such as inflation. Due to the inherent uncertainty of estimating reserves, reserve estimates can be expected to vary from period to period. To the extent that our reserves prove to be inadequate in the future, we would be required to increase our reserves for losses and loss adjustment expenses and incur a charge to earnings in the period during which such reserves are increased. The historic development of our reserves for losses and loss adjustment expenses is not necessarily indicative of future trends in the development of these amounts.

Losses and loss adjustment expenses for the current quarter increased $1.3 million, or 1.9%, compared with the prior year quarter. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 76.6% in the current quarter, compared with 74.7% in the prior year quarter. The increase in the accident quarter loss ratio was primarily due to a change in mix due to growth in Texas and Michigan, which have higher loss ratios than our average.

The following table displays the impact of loss development related to prior periods’ business on our loss ratio for the current quarter and the prior year quarter:

	Three Months Ended March 31,
	2010	2009
Loss ratio – current quarter	76.6%	74.7%
Adverse loss ratio development – prior period business	—	—

Reported loss ratio	76.6%	74.7%

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and the retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs, including payroll, benefits and accrued bonus expenses. Selling, general and administrative expenses increased $2.4 million, or 6.0%, compared with the prior year quarter. This increase was primarily related to a reallocation of expenses from loss adjustment expense to more accurately reflect claim handling costs. If the new allocation methodology was in place in the first quarter of 2009, selling, general and administrative expenses would have been higher by $1.7 million.

In July 2009, we suspended matching contributions to the 401(k) plan. This action is expected to decrease selling, general and administrative expenses by approximately $1.0 million annually. We are also in the process of implementing or have completed the following organizational changes including:

•	consolidating insurance, agency and claims operations; and

•	conducting a general business unit review to identify and implement additional expense savings opportunities.

We believe that the cumulative effect of all of the actions outlined above, including the sale of the Florida retail operations and the suspension of the 401(k) matching contributions, should produce expense savings of at least $10.0 million annually.

During 2006, we developed a comprehensive implementation plan and supporting business case to consolidate and transform our primary business applications onto a new strategic platform. Through March 31, 2010, the new point-of-sale and policy administration system was implemented in Illinois, Indiana, Michigan, Missouri, South Carolina and Texas. For the new policy administration system implementation, we plan to operate the legacy systems through the policies’ renewal dates when they will be converted to the new system. This will result in additional operating expense until the legacy systems can be retired.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended March 31,
	2010	2009
Amortization of deferred acquisition costs	$20,279	$18,111
Other selling, general and administrative expenses	22,260	22,012

Total selling, general and administrative expenses	$42,539	$40,123

Total as a percentage of net premiums earned	45.9%	43.0%

Beginning deferred acquisition costs	$24,230	$21,993
Additions	24,994	21,925
Amortization	(20,279)	(18,111)

Ending deferred acquisition costs	$28,945	$25,807

Amortization of deferred acquisition costs as a percentage of net premiums earned	21.9%	19.4%

Depreciation and Amortization. Depreciation and amortization expense for the current quarter was consistent with the same period in the prior year.

Gain on Extinguishment of Debt. In March 2009, we entered into an amendment of our senior secured credit facility. We evaluated the present value of the cash flows under the terms of the amended credit agreement to determine if they were at least 10 percent different from the present value of the remaining cash flows under the terms of the original credit agreement. It was determined that the terms were substantially different and therefore should be accounted for as a debt extinguishment. The amended debt agreement was recorded at fair value, which was determined to be $112.5 million, with the discount to be amortized as interest expense over the remaining life of the note using the effective interest method. In addition, $1.8 million of new debt issuance costs were incurred, which were capitalized and are being amortized to interest expense over the term of the amended credit agreement.

We recorded a $19.4 million pretax, non-cash gain on extinguishment of debt as a result of this transaction. The $19.4 million debt extinguishment gain resulted from a $24.2 million discount representing the difference between the carrying value of the original credit agreement and the fair value of the new modified credit agreement, net of $0.7 million of term lender consent fees and the write-off of $4.1 million of deferred debt issuance costs relating to the original credit agreement.

Loss on Interest Rate Swaps. Loss on interest rate swaps for the three months ended March 31, 2010 decreased $3.9 million, or 88.2%, compared with the same period in the prior year. The amendment of the senior credit facility in March 2009 resulted in the interest rate swaps becoming ineffective as cash flow hedges and are therefore carried at fair value. The loss relates to the impact on the determination of fair value associated with the decline in short-term interest rates implied in the forward yield curve.

Interest Expense. Interest expense for the current quarter increased $2.0 million, or 47.8%, compared with the prior quarter. This increase was due to higher interest rates on the senior secured credit facility and the amortization of debt discount of $1.7 million in the current quarter, partially offset by a decrease in the average debt outstanding.

Income Taxes. Income tax expense for the current quarter was $0.4 million as compared with income tax expense of $4.4 million for the same period in the prior year. The income tax expense for the three months ended March 31, 2010 was primarily due to an increase in the deferred tax liability related to goodwill and state tax expense.

Our net deferred tax assets prior to recognition of valuation allowance were $22.9 million and $20.8 million at March 31, 2010 and December 31, 2009, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of March 31, 2010, we had $1.9 million of cash and equivalents at the holding company level and $27.9 million of cash and cash equivalents at our non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of March 31, 2010, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position. However, as mentioned previously, our nonregulated entities provide adequate cash flow to fund their own operations. In February 2009, we obtained approval from the New York Department of Insurance for one of our insurance subsidiaries to retire one million shares of its stock for $2.9 million and approved payment of an extraordinary dividend for $0.1 million.

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At March 31, 2010, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions on our part.

Our operating subsidiaries’ primary sources of funds are premiums received, commission and fee income, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.

We believe that existing cash and investment balances, as well as cash flows generated from operations, will be adequate to meet our liquidity needs, planned capital expenditures and the debt service requirements of the senior secured credit facility and notes payable, during the 12-month period following the date of this report at both the holding company and insurance company levels. We do not currently know of any events that could cause a material increase or decrease in our long-term liquidity needs.

Senior secured credit facility. At March 31, 2010, we were in compliance with all of our financial and other covenants.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities and auction-rate tax-exempt securities classified as trading. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of less than three years. The fair value of our fixed-income securities as of March 31, 2010 was $192.4 million. The effective average duration of the portfolio as of March 31, 2010 was 1.45 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 1.45%, or $2.8 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 1.45%, or $2.8 million, increase in the market value of our fixed-income investment portfolio.

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

Derivative financial instruments are reported at fair value on the consolidated balance sheet. Our current derivative instruments consist of two interest rate swaps with an aggregate notional amount of $90.0 million outstanding at March 31, 2010. One swap instrument has a notional amount outstanding of $50.0 million that requires quarterly settlements whereby we pay a fixed rate of 4.993% and receive a three-month LIBOR rate. The second interest rate swap has a notional amount of $40.0 million outstanding, for which we pay a fixed rate of 3.031% and receive a three-month LIBOR rate. The interest rate swaps were previously designated as hedges against the variability of cash flows associated with that portion of the senior secured credit facility.

Our notes payable are also subject to interest rate risk. The $30.9 million notes payable bear an initial interest rate of 7.545% until March 15, 2010, at which time the securities adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of March 31, 2010 was 3.86%. The $25.8 million notes payable bear an initial interest rate of 7.792% until June 15, 2010, at which time they will adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of March 31, 2010 was 7.79%. The $20.2 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.95% not exceeding 12.50% through March 2010 with no limit thereafter. The interest rate as of March 31, 2010 was 4.21%.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At March 31, 2010, our fixed-income investments were invested in the following: U.S. Treasury and government agencies securities 14.1%, corporate debt securities 39.9%, residential mortgage-backed securities 2.3% and states and political subdivisions securities 43.7%.

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	March 31, 2010	December 31, 2009
Total invested assets	$192,439	$251,072
Tax-equivalent book yield	3.40%	4.00%
Average duration in years	1.45	1.50
Average S&P rating	AA-	AA-

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

The table below presents the total amount of receivables due from reinsurance as of March 31, 2010 and December 31, 2009, respectively (in thousands):

	March 31, 2010	December 31, 2009
Michigan Catastrophic Claims Association	$21,310	$18,452
Vesta Insurance Group	14,721	14,691
Quota-share reinsurer for Louisiana and Alabama business	3,061	3,955
Other	4,845	4,984

Total reinsurance receivable	$43,937	$42,082

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), Affirmative Insurance Company (AIC) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura Property and Casualty Insurance Company from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 1, 2004. On August 30, 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At March 31, 2010, the VFIC Trust held $17.6 million (after cumulative withdrawals of $7.6 million through March 31, 2010), consisting of $12.7 million of a U.S. Treasury money market account and $4.9 million of corporate bonds rated BBB or higher, to collateralize the $14.7 million net recoverable from VFIC.

At March 31, 2010, $11.1 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and

Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $20.7 million in securities (the AIC Trust). The Special Deputy Receiver (SDR) in Texas or the SDR in Hawaii drew down the AIC Trust $0.4 million through March 2010, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through March 2010.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of March 31, 2010, all such unaffiliated reinsurers had A.M. Best ratings of “A” or better.

Item 4.	Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e)), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of March 31, 2010. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

As previously reported in our Form 10-K for the year ended December 31, 2009, management concluded that our disclosure controls and procedures were not effective because of a material weakness with respect to the preparation and review of the income tax provision.

Subsequently, during 2010, we implemented enhancements to our internal controls over financial reporting to ensure proper presentation and review of the income tax provision. We believe the controls have been effective during the period.

There were no other changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 of Notes to Consolidated Financial Statements, “Legal and Regulatory Proceedings.”

Item 1A.	Risk Factors

There are no material changes with respect to those risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the year ended December 31, 2009.

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
Date: May 10, 2010
/s/ Michael J. McClure
	By:	Michael J. McClure
Executive Vice President and Chief Financial Officer
(and in his capacity as Principal Financial Officer)