Form 10-Q
period 2010-06-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2010-08-16
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of August 16, 2010: 15,415,358

AFFIRMATIVE INSURANCE HOLDINGS, INC.

SIX MONTHS ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Investment securities, at fair value
Trading securities	$12,166	$37,416
Available-for-sale securities	220,898	213,656
Cash and cash equivalents	81,918	60,928
Fiduciary and restricted cash	6,888	15,004
Accrued investment income	1,882	2,823
Premiums and fees receivable, net	54,477	63,344
Premium finance receivable, net	44,447	40,825
Commissions receivable	2,013	1,362
Receivable from reinsurers	41,877	42,082
Deferred acquisition costs	24,276	24,230
Federal income taxes receivable	3,083	3,326
Investment in real property, net	9,792	5,831
Property and equipment (net of accumulated depreciation of $37,808 for 2010 and $33,581 for 2009)	40,314	41,984
Goodwill	163,570	163,570
Other intangible assets (net of accumulated amortization of $12,919 for 2010 and $12,765 for 2009)	16,598	16,752
Prepaid expenses	6,047	5,750
Other assets, (net of allowance for doubtful accounts of $7,213 for 2010 and 2009) (Includes other receivables of $3,199 at June 30, 2010 and $8,830 at December 31, 2009)	5,454	12,397

Total assets	$735,700	$751,280

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss adjustment expenses	$183,425	$193,647
Unearned premium	108,309	109,361
Amounts due to reinsurers	4,465	4,037
Deferred revenue	8,639	10,190
Capital lease obligation	27,611	—
Senior secured credit facility	97,661	111,506
Notes payable	76,882	76,891
Deferred tax liability	11,457	10,820
Other liabilities (Includes swap of $2,800 at June 30, 2010 and $4,108 at December 31, 2009)	51,058	51,473

Total liabilities	569,507	567,925

Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized, 17,768,721 shares issued and 15,415,358 shares outstanding at June 30, 2010 and December 31, 2009	178	178
Additional paid-in capital	165,138	164,752
Treasury stock, at cost (2,353,363 shares at June 30, 2010 and December 31, 2009)	(32,880)	(32,880)
Accumulated other comprehensive income	886	2,859
Retained earnings	32,871	48,446

Total stockholders’ equity	166,193	183,355

Total liabilities and stockholders’ equity	$735,700	$751,280

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
Revenues
Net premiums earned	$96,415	$94,221	$189,137	$187,445
Commission income and fees	22,265	19,879	45,860	40,451
Net investment income	1,116	2,416	2,575	4,885
Net realized gains	3,525	2,592	7,180	589
Other income (loss)	(3,220)	(2,061)	(5,033)	537

Total revenues	120,101	117,047	239,719	233,907

Expenses
Losses and loss adjustment expenses	80,887	81,890	151,912	151,568
Selling, general and administrative expenses	42,547	39,516	85,086	79,636
Depreciation and amortization	2,383	2,397	4,815	4,790

Total expenses	125,817	123,803	241,813	235,994

Operating income (loss)	(5,716)	(6,756)	(2,094)	(2,087)

Gain on extinguishment of debt	—	—	—	19,434
Loss on interest rate swaps	89	516	610	4,946
Interest expense	5,916	6,576	12,036	10,718

Income (loss) from continuing operations before income tax expense	(11,721)	(13,848)	(14,740)	1,683
Income tax expense (benefit)	390	(5,821)	835	(1,462)

Income (loss) from continuing operations	(12,111)	(8,027)	(15,575)	3,145
Discontinued operations
Loss from operations (including loss on disposal of $961)	—	(1,322)	—	(1,789)
Income tax benefit	—	(344)	—	(462)

Loss from discontinued operations	—	(978)	—	(1,327)

Net income (loss)	$(12,111)	$(9,005)	$(15,575)	$1,818

Basic income (loss) per common share:
Continuing operations	$(0.79)	$(0.52)	$(1.01)	$0.21
Discontinued operations	—	(0.06)	—	(0.09)

Net income (loss)	$(0.79)	$(0.58)	$(1.01)	$0.12

Diluted income (loss) per common share:
Continuing operations	$(0.79)	$(0.52)	$(1.01)	$0.21
Discontinued operations	—	(0.06)	—	(0.09)

Net income (loss)	$(0.79)	$(0.58)	$(1.01)	$0.12

Weighted average common shares outstanding:
Basic	15,415	15,415	15,415	15,415

Diluted	15,415	15,415	15,415	15,415

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Six Months Ended June 30,
	2010		2009
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Common stock
Balance at beginning of year and end of period	17,768,721	$178	17,768,721	$178

Additional paid-in capital
Balance at beginning of year		164,752		163,707
Stock-based compensation expense		386		516

Balance at end of period		165,138		164,223

Retained earnings
Balance at beginning of year		48,446		87,327
Net income (loss)		(15,575)		1,818

Balance at end of period		32,871		89,145

Treasury stock
Balance at beginning of year and end of period	2,353,363	(32,880)	2,353,363	(32,880)

Accumulated other comprehensive income (loss)
Balance at beginning of year, net of tax		2,859		(1,849)
Unrealized gain (loss) on available-for-sale investment securities, net of tax		(1,973)		678
Gain on cash flow hedges transferred to earnings, net of tax		—		3,858

Balance at end of period, net of tax		886		2,687

Total stockholders’ equity		$166,193		$223,353

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
Net income (loss)	$(12,111)	$(9,005)	$(15,575)	$1,818
Other comprehensive income (loss):
Unrealized gain (loss) arising during period, net of tax	(64)	155	(617)	802
Reclassification adjustment for gains included in net income, net of tax	(163)	—	(1,356)	(124)
Unrealized gain on cash flow hedges, net of tax	—	—	—	3,858

Other comprehensive income (loss), net	(227)	155	(1,973)	4,536

Total comprehensive income (loss)	$(12,338)	$(8,850)	$(17,548)	$6,354

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(15,575)	$1,818
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,815	4,823
Stock-based compensation expense	544	553
Amortization of debt issuance and modification costs	254	434
Amortization of debt discount	3,448	2,065
Net realized gains from sales of available-for-sale securities	(1,356)	(191)
Realized gain on trading securities	(5,825)	(398)
Fair value (gain) loss on settlement rights for auction-rate securities	5,631	(537)
Loss on disposal of assets (including sale of business)	1	962
Amortization of premiums on investments, net	1,604	1,645
Provision for doubtful receivables	226	528
Gain on extinguishment of debt	—	(19,434)
Loss on interest rate swaps	610	4,946
Change in operating assets and liabilities:
Fiduciary and restricted cash	8,116	3,548
Premiums, fees and commissions receivable	7,990	(5,272)
Reserves for losses and loss adjustment expenses	(10,222)	(1,085)
Amounts due from reinsurers	633	16,040
Premium finance receivable, net (related to our insurance premiums)	(6,480)	(2,373)
Deferred revenue	(1,551)	2,942
Unearned premium	(1,052)	5,919
Deferred acquisition costs	(46)	(2,739)
Deferred tax liability	637	(2,087)
Federal income taxes receivable	243	232
Other	(3,684)	3,394

Net cash provided by (used in) operating activities	(11,039)	15,733

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	77,040	6,810
Proceeds from maturities of available-for-sale securities	37,856	36,989
Proceeds from sales of trading securities	31,075	1,300
Purchases of available-for-sale securities	(120,093)	(63,241)
Premium finance receivable, net (related to third-party insurance premiums)	2,858	(1,346)
Purchases of property and equipment	(3,006)	(3,981)
Proceeds from sale of business	—	250
Improvements to investment in real property	(4,019)	—

Net cash provided by (used in) investing activities	21,711	(23,219)

Cash flows from financing activities
Proceeds from financing under capital lease obligation	28,189	—
Principal payments under capital lease obligation	(578)	—
Principal payments on senior secured credit facility	(17,293)	(5,986)
Debt issuance costs paid	—	(2,532)

Net cash provided by (used in) financing activities	10,318	(8,518)

Net increase (decrease) in cash and cash equivalents	20,990	(16,004)
Cash and cash equivalents at beginning of year	60,928	66,513

Cash and cash equivalents at end of period	$81,918	$50,509

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,315	$8,214
Cash paid for income taxes	313	1,832

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General

Affirmative Insurance Holdings, Inc., formerly known as Instant Insurance Holdings, Inc., was incorporated in Delaware in June 1998. The Company is a distributor and producer of non-standard personal automobile insurance policies and related products and services for individual consumers in targeted geographic areas. The Company currently offers insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) as well as through 9,400 independent agents or brokers in 10 states (Louisiana, Texas, Illinois, Alabama, California, Michigan, Missouri, Indiana, South Carolina and New Mexico).

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

The consolidated balance sheet at December 31, 2009 was derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP. All material intercompany transactions and balances have been eliminated in consolidation.

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

Recently Issued Accounting Standards

ASU 2009-17 amended the standards for determining whether to consolidate a variable interest entity. These new standards amended the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. The adoption of this new standard effective January 1, 2010 did not impact the Company’s consolidated financial position, results of operations or cash flows.

ASU 2009-16 eliminated the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The provisions of the new standards are effective for fiscal years beginning after November 15, 2009. The adoption of the new standard effective January 1, 2010 did not impact the Company’s consolidated financial position, results of operations or cash flows.

ASU 2010-06 requires additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2 and activity in Level 3 on a gross basis, and clarifies certain other existing disclosure requirements including level of disaggregation and disclosures around inputs and valuation techniques. The provisions of the new standards are effective for interim or annual reporting periods beginning after December 15, 2009, except for the additional Level 3 disclosures which will become effective for fiscal years beginning after December 15, 2010. These standards are disclosure only in nature and do not change accounting requirements. Accordingly, adoption of the new standard had no impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Trading Investment Securities

The Company’s trading investment securities consist solely of auction-rate tax-exempt securities, which are carried at fair value with realized gains and losses reported in current period earnings. The Company had redemptions of $23.7 million and $31.1 million, at par, during the three and six months ended June 30, 2010.

The amortized cost, net realized losses and estimated fair value of the Company’s trading securities portfolio at June 30, 2010 and December 31, 2009, were as follows (in thousands):

	Amortized Cost	Net Realized Losses	Fair Value
June 30, 2010	$15,365	$(3,199)	$12,166
December 31, 2009	$46,440	$(9,024)	$37,416

In October 2008, the Company’s broker filed a prospectus with the Securities and Exchange Commission (SEC), which published a legally-binding offer to all authorized holders of auction-rate securities to purchase all eligible securities at par (“the settlement”). The time frames set by the Company’s broker for buybacks have different start dates based upon the individual client’s size, which is determined by each client’s balance of investments held at the Company’s broker. In November 2008, the Company elected to participate in its broker’s offer to purchase the Company’s auction-rate securities at par and classified its portfolio of auction-rate securities as trading. The settlement agreement requires the Company’s broker to purchase eligible securities at par, at any time during a two-year period beginning June 30, 2010. All auction-rate securities held at June 30, 2010 are eligible for buyback under the settlement agreements. At June 30, 2010 and December 31, 2009, the fair value of the settlement was $3.2 million and $8.8 million, respectively, which is recorded in other assets in the consolidated balance sheets with changes in fair value recorded in other income in the consolidated statement of income (loss).

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

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at June 30, 2010, and December 31, 2009, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
U.S. Treasury and government agencies	$31,209	$215	$(26)	$31,398
Residential mortgage-backed securities	3,733	361	—	4,094
States and political subdivisions	28,852	488	(4)	29,336
Corporate debt securities	126,594	1,564	(173)	127,985
FDIC-insured certificates of deposit	28,085	—	—	28,085

Total	$218,473	$2,628	$(203)	$220,898

December 31, 2009
U.S. Treasury and government agencies	$24,529	$212	$(99)	$24,642
Residential mortgage-backed securities	4,342	322	—	4,664
States and political subdivisions	117,659	2,667	(21)	120,305
Corporate debt securities	62,728	1,346	(29)	64,045

Total	$209,258	$4,547	$(149)	$213,656

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at June 30, 2010 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$54,626	$55,046
Due after one year through five years	156,270	157,851
Due after five years through ten years	3,844	3,907
Residential mortgage-backed securities	3,733	4,094

Total	$218,473	$220,898

At June 30, 2010, the Company owned approximately $1.2 million of pre-refunded municipal bonds. These pre-refunded municipal bonds have contractual maturities in excess of ten years. However, due to pre-refunding, these securities will be called by the issuer generally within three years or less. Pre-refunded municipal bonds are created when municipalities issue new debt to refinance debt issued when interest rates were higher. Once the refinancing is completed, the issuer uses the proceeds to purchase U.S. Treasury securities and places these securities in an escrow account. These proceeds are then used to pay interest and principal on the original debt until the bond is called.

The Company’s amortized cost and estimated fair value of pre-refunded municipal bonds at June 30, 2010 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,001	$1,002
Due after one year through five years	163	166

Total	$1,164	$1,168

Gross realized gains and losses on available-for-sale investments for the six months ended June 30 were as follows (in thousands):

	2010	2009
Gross gains	$1,397	$191
Gross losses	(41)	—

Total	$1,356	$191

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at June 30, 2010, and December 31, 2009, the fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	June 30, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$18,170	$(26)	$—	$—	$18,170	$(26)
States and political subdivisions	284	(2)	750	(2)	1,034	(4)
Corporate debt securities	29,852	(173)	—	—	29,852	(173)

Total	$48,306	$(201)	$750	$(2)	$49,056	$(203)

	December 31, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$10,930	$(99)	$—	$—	$10,930	$(99)
States and political subdivisions	2,605	(12)	745	(9)	3,350	(21)
Corporate debt securities	5,168	(29)	—	—	5,168	(29)

Total	$18,703	$(140)	$745	$(9)	$19,448	$(149)

The Company’s portfolio contains approximately 41 individual investment securities that are in an unrealized loss position as of June 30, 2010.

The unrealized losses at June 30, 2010 were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) the Company’s intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At June 30, 2010, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

5.	Reinsurance

In the ordinary course of business, the Company places reinsurance with other insurance companies in order to provide greater diversification of its business and limit the potential for losses arising from large risks. In addition, the Company assumes reinsurance from other insurance companies.

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Three Months Ended June 30,
	2010			2009
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$58,662	$78,541	$66,277	$63,311	$77,152	$70,384
Reinsurance assumed	14,299	19,010	16,639	18,996	17,693	13,044
Reinsurance ceded	(238)	(1,136)	(2,029)	(514)	(624)	(1,538)

Total	$72,723	$96,415	$80,887	$81,793	$94,221	$81,890

	Six Months Ended June 30,
	2010			2009
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$156,403	$153,664	$123,217	$152,731	$154,982	$128,788
Reinsurance assumed	33,640	37,936	33,111	41,737	33,773	25,098
Reinsurance ceded	(2,449)	(2,463)	(4,416)	9,193	(1,310)	(2,318)

Total	$187,594	$189,137	$151,912	$203,661	$187,445	$151,568

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Selling, general and administrative expenses	$1	$(623)	$10	$(2,987)
Loss adjustment expenses	19	143	35	332

Total	$20	$(480)	$45	$(2,655)

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	June 30, 2010	December 31, 2009
Losses and loss adjustment expense reserves	$33,660	$32,447
Unearned premium reserve	1,082	1,096

Total	$34,742	$33,543

The Michigan Catastrophic Claims Association (MCCA) is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan. For policies effective July 1, 2009 to June 30, 2010, the required retention is $0.5 million. As a writer of personal automobile policies in the state of Michigan, the Company cedes premiums and claims to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders. The Company’s ceded premiums written to the MCCA were $0.2 million and $0.3 million for the three months ended June 30, 2010 and 2009, and $2.2 million and $0.8 million for the six months ended June 30, 2010 and 2009, respectively.

At June 30, 2010, the Company’s total receivables from reinsurers were $41.9 million, consisting of $21.8 million receivable from the MCCA, $1.5 million from a quota-share reinsurer (rated A- by A.M. Best) for business reinsured in Louisiana and Alabama, $13.9 million net receivable (net of $2.5 million payable) from subsidiaries of Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC) and $4.7 million receivables from other reinsurers. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), the Company’s wholly-owned subsidiaries, Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura), had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At June 30, 2010, the VFIC Trust held $16.8 million (after cumulative withdrawals of $8.5 million through June 30, 2010), consisting of $11.9 million of a U.S. Treasury money market account and $4.9 million of corporate bonds rated BBB or higher, to collateralize the $13.9 million net recoverable from VFIC.

The Company assumes reinsurance from a Texas county mutual insurance company (the county mutual) whereby the Company has assumed 100% of the policies issued by the county mutual for business produced by the Company’s owned managing general agents (MGAs). The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. The county mutual reinsurance agreement may be terminated by either party on any annual anniversary upon prior written notice of not less than 90 days. AIC has established a trust to secure the Company’s obligation under this reinsurance contract with a balance of $47.0 million as of June 30, 2010.

At June 30, 2010, $11.1 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $21.6 million in securities (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through June 2010, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through June 2010.

6.	Premium Finance Receivables, Net

Premium finance receivables (related to policies of both the Company and third-party carriers) are secured by unearned premiums from the underlying insurance policies and consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Premium finance contracts	$47,219	$43,473
Unearned finance charges	(2,287)	(2,216)
Allowance for credit losses	(485)	(432)

Total	$44,447	$40,825

7.	Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commissions, advertising, premium taxes, underwriting and agency expenses, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$28,945	$25,807	$24,230	$21,993
Additions	17,742	19,084	42,744	40,974
Amortization	(22,411)	(20,159)	(42,698)	(38,235)

Ending balance	$24,276	$24,732	$24,276	$24,732

8.	Debt

The Company’s long-term debt instruments and balances outstanding at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	2010	2009
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,180	20,189

Total notes payable	76,882	76,891
Senior secured credit facility	97,661	111,506

Total long-term debt	$174,543	$188,397

The $30.9 million notes payable bear an initial interest rate of 7.545% until March 15, 2010, at which time the securities adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of June 30, 2010 was 4.14%.

The $25.8 million notes payable due 2035 bear an initial interest rate of 7.792% until June 15, 2010, at which time they adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of June 30, 2010 was 4.09%.

The $20.2 million notes payable due 2035 bear an interest rate of the three-month LIBOR rate plus 3.95% not exceeding 12.50% through March 2010 with no limit thereafter. The interest rate as of June 30, 2010 was 4.49%.

The pricing under the senior secured credit facility is currently subject to a LIBOR floor of 3.00% plus 6.25%, and is tiered based on the Company’s leverage ratio. The interest rate as of June 30, 2010 was 9.25%.

During the first six months of 2010, the Company made its scheduled quarterly payments of $0.6 million and additional payments of $16.7 million on the senior secured credit facility. As of June 30, 2010, the principal balance of the senior secured credit facility was $112.7 million. The revolving portion of the facility expired in January 2010. As of June 30, 2010, the Company was in compliance with all of its financial and other covenants for the senior secured credit facility.

9.	Capital Lease Obligation

In May 2010, the Company entered into a capital lease obligation related to certain computer software, software licenses, and hardware used in the Company’s insurance operations. The Company received cash proceeds from the financing in the amount of $28.2 million. As required by the lease agreements, the Company purchased $28.2 million of FDIC-insured certificates of deposit held in brokerage accounts and pledged as collateral against all of the Company’s obligations under the lease. The dollar amount of collateral pledged is set to decline over the term of the lease as the Company makes the scheduled lease payments. The lease term is 60 months with monthly rental payments totaling approximately $0.6 million. At the end of the initial term, the Company will have the right to purchase the software for a nominal fee, after which all rights, title and interest would transfer to the Company. The Company’s capital lease obligation was $27.6 million at June 30, 2010.

Property under capital lease at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	2010			2009
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Computer software, software licenses and hardware	$28,189	$(1,648)	$26,541	$—	$—	$—

Lease expense for property under capital lease was as follows (in thousands):

Lease expense for the six months ended June 30:

2010	$823

Estimated future lease payments for the years ending December 31:

2010	$2,807
2011	6,736
2012	6,736
2013	6,736
2014	6,736
2015	3,368

Total estimated future lease payments	33,119
Less: Amount representing interest	5,508

Present value of future lease payments	$27,611

10.	Income Taxes

The provision for income taxes for the three and six months ended June 30, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current tax expense	$77	$1,610	$198	$1,088
Deferred tax expense (benefit)	313	(7,775)	637	(3,012)

Net income tax expense (benefit)	$390	$(6,165)	$835	$(1,924)

The effective tax rate on income differs from the federal statutory tax rate of 35% for the following reasons (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Loss before income tax expense (benefit)	$(11,721)	$(15,170)	$(14,740)	$(106)
Tax provision computed at the federal statutory income tax rate	(4,103)	(5,310)	(5,159)	(37)
Increases (reductions) in tax resulting from:
Tax-exempt interest	(93)	(393)	(309)	(821)
State income taxes	81	24	65	112
Valuation allowance	4,467	(1,008)	6,156	(1,008)
Other	38	522	82	(170)

Income tax expense (benefit)	$390	$(6,165)	$835	$(1,924)

Effective tax rate	(3.3)%	40.6%	(5.7)%	1,815.1%

Net deferred tax assets prior to recognition of the valuation allowance were $27.0 million and $20.8 million at June 30, 2010 and December 31, 2009, respectively. In assessing the realizability of its deferred tax assets, the Company considered whether it was more likely than not that its deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, the Company began recording a valuation allowance against deferred taxes in December 2009. As of June 30, 2010, the valuation allowance was $38.5 million.

In August 2010, the Company received a Revenue Agents Report for the 2006 Internal Revenue Service (IRS) audit. The IRS had one proposed adjustment related to the loss reserve deductions for 2006, which the Company plans to appeal.

11.	Legal and Regulatory Proceedings

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

In August 2009, plaintiff Sunrise Business Resources, Inc. (Sunrise) filed suit against Affirmative Insurance Company in the Superior Court for the State of California, County of Los Angeles. Sunrise alleges that it is due approximately $722,000 in deferred compensation arising out of a Claims Administration Agreement between itself and Hawaiian Insurance & Guaranty Company (HIG). AIC, along with other third-party reinsurance companies, were parties to Quota Share Reinsurance Contracts with HIG during 2004 through June 30, 2006. Affirmative removed the action to the U.S. District Court for the Central District of California. On July 23, 2010, the Court entered a final dismissal order pursuant to the parties’ settlement.

In September 2009, plaintiff Toni Hollinger filed a putative class action in the U.S. District Court for the Eastern District of Texas against several county mutual insurance companies and reinsurance companies, including Affirmative Insurance Company. The complaint alleges that defendants engaged in unfair discrimination and violated the Texas Insurance Code by charging different policy fees for the same class and hazard of insurance written through county mutual insurance companies. On August 5, 2010, the Court issued an order dismissing plaintiff’s claims for lack of subject matter jurisdiction.

In October 2009, plaintiff Dalton Johnson filed a putative class action in Palm Beach County, Florida against Affirmative Insurance Company. The complaint alleges that Affirmative failed to apply a statutorily-permitted fee schedule for hospital emergency care and services enacted into law in January 2008, thereby exhausting prematurely the PIP benefits available to Affirmative’s insureds. Plaintiff filed an amended complaint in March 2010, which was dismissed with prejudice on May 14, 2010. On June 4, 2010, plaintiff filed a notice of appeal of the dismissal. The Company believes that this claim lacks merit and intends to defend itself vigorously.

In January 2010, the Circuit Court of Cook County, Illinois granted plaintiff Valerie Thomas leave to amend her complaint to assert a putative class action against Affirmative Insurance Company. The complaint alleges that Affirmative failed to provide a statutory 5% premium discount to insureds who had anti-theft devices installed as standard equipment on their vehicles even when the insureds did not disclose the existence of such devices to Affirmative. The case has been consolidated with several identical class actions against other defendant insurance companies. On June 14, 2010, the court dismissed plaintiff’s breach of contract count, but denied Affirmative’s motion to dismiss as to all remaining counts. On July 19, 2010, Affirmative filed its answer to the amended complaint. The parties will proceed to discovery. The Company believes that this claim lacks merit and intends to defend itself vigorously.

From time to time, the Company and its subsidiaries are subject to random compliance audits from federal and state authorities regarding various operations within its business that involve collecting and remitting taxes in one form or another. In 2006, two of the Company’s wholly-owned underwriting agencies were subject to a sales and use tax audit conducted by the State of Texas. The examiner for the State of Texas completed his audit report and delivered an audit assessment, for the period from January 2002 to December 2005, asserting that the Company should have collected and remitted approximately $2.9 million in sales tax derived from claims services performed by the Company’s underwriting agencies for policies sold by these underwriting agencies and issued by a county mutual insurance company through a fronting arrangement. The Company’s insurance companies reinsured 100% of these policies. The assessment included an additional $0.4 million for accrued interest and penalty for a total assessment of $3.3 million. The Company believes that these services are not subject to sales tax and are vigorously contesting the assertions made by the state and exercising all available rights and remedies available to the Company. In October 2006, the Company responded to the assessment by filing petitions with the Comptroller of Public Accounts for the State of Texas requesting a re-determination of the tax due. In June 2009, the Comptroller responded to the Company’s petition, disputing the validity of positions set forth in the Company’s October 2006 petitions. On July 20, 2010, the Comptroller served the Company with its responses to the Company’s discovery requests. The Company is reviewing the Comptroller’s discovery responses and the Company intends to present written and oral evidence and legal arguments to contest the imposition of the asserted taxes. Pending the administrative hearing process, the date for any potential payment is delayed and the final outcome of this tax assessment will not be known for some time. Due to the uncertainty surrounding the ultimate outcome of this matter, no liability has been recorded as of June 30, 2010.

12.	Net Income (Loss) Per Common Share

Net income (loss) per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and restricted stock. Stock options outstanding of 1,260,900 and 1,724,531 for the three and six months ended June 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock and thus the inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Income (loss) from continuing operations	$(12,111)	$(8,027)	$(15,575)	$3,145

Denominator:
Weighted average common shares outstanding	15,415	15,415	15,415	15,415

Weighted average diluted shares	15,415	15,415	15,415	15,415

Basic income (loss) per common share from continuing operations:	$(0.79)	$(0.52)	$(1.01)	$0.21

Diluted income (loss) per common share from continuing operations:	$(0.79)	$(0.52)	$(1.01)	$0.21

13.	Fair Value of Financial Instruments

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

Financial assets and financial liabilities measured at fair value on a recurring basis

The following table provides information as of June 30, 2010 about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and government agencies	$31,398	$31,398	$—	$—
Residential mortgage-backed securities	4,094	—	4,094	—
States and political subdivisions	29,336	—	29,336	—
Corporate debt securities	127,985	127,985	—	—
FDIC-insured certificates of deposit	28,085	—	28,085	—
Auction-rate tax-exempt securities	12,166	—	—	12,166

Total investment securities	233,064	159,383	61,515	12,166
Cash and cash equivalents	81,918	81,918	—	—
Fiduciary and restricted cash	6,888	6,888	—	—
Other receivables (other assets)	3,199	—	—	3,199

Total assets	$325,069	$248,189	$61,515	$15,365

Liabilities:
Interest rate swaps (other liabilities)	$2,800	$—	$—	$2,800

Total liabilities	$2,800	$—	$—	$2,800

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

Level 3 Financial assets and liabilities

The Company’s Level 3 financial assets include auction-rate tax-exempt securities. Observable market inputs for certain auction-rate tax-exempt securities that have experienced failed auctions as a result of liquidity issues in the global credit and capital market are not readily available. The fair value of these securities is estimated using third-party valuation sources.

The Company’s Level 3 financial assets also include other receivables related to a settlement agreement with the Company’s broker to liquidate certain of the Company’s auction-rate tax-exempt securities. The settlement agreement requires the Company’s broker to purchase eligible securities at par, at any time during a two-year period beginning June 30, 2010. As of June 30, 2010, the Company held $15.4 million, at amortized cost, and $12.2 million fair value of auction-rate tax-exempt securities that are eligible for such settlement. The Company elected to record the settlement as a financial asset at fair value in accordance with ASC 825-10 Financial Instruments – Overall. The fair value of this agreement was estimated by third-party valuation sources to be $3.2 million and is included in other assets in Level 3 of the fair value hierarchy.

The Company’s Level 3 financial liabilities are interest rate swaps. The fair value of these swaps are determined by quotes from brokers that are not considered binding.

Fair value measurements for assets in category Level 3 for the three months ended June 30, 2010 were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction-Rate Tax-Exempt Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Assets
Balance at April 1, 2010	$32,503	$6,491
Transfers in and/or out of Level 3	—	—
Total gains or (losses) (realized/unrealized):
Included in earnings	3,363	(3,292)
Included in other comprehensive income	—	—
Settlements	(23,700)	—

Balance at June 30, 2010	$12,166	$3,199

Fair value measurements for liabilities in category Level 3 for the three months ended June 30, 2010 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at April 1, 2010	$3,592
Transfers into Level 3	—
Total losses included in earnings	89
Settlements	(881)

Balance at June 30, 2010	$2,800

The Company did not have any significant transfers between Levels 1 and 2 during the period ended June 30, 2010.

Fair value measurements for assets in category Level 3 for the six months ended June 30, 2010 were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction-Rate Tax-Exempt Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Assets
Balance at January 1, 2010	$37,416	$8,830
Transfers in and/or out of Level 3	—	—
Total gains or (losses) (realized/unrealized):
Included in earnings	5,825	(5,631)
Included in other comprehensive income	—	—
Settlements	(31,075)	—

Balance at June 30, 2010	$12,166	$3,199

Fair value measurements for liabilities in category Level 3 for the six months ended June 30, 2010 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at January 1, 2010	$4,108
Transfers into Level 3	—
Total losses included in earnings	610
Settlements	(1,918)

Balance at June 30, 2010	$2,800

Derivative financial instruments are reported at fair value on the consolidated balance sheet. The Company’s current derivative instruments consist of two interest rate swaps with an aggregate notional amount of $90 million outstanding at June 30, 2010, previously designated as hedges against the variability of cash flows associated with that portion of the senior secured credit facility. The interest rate swap liability is recorded in other liabilities on the consolidated balance sheet. The credit risk associated with these swap agreements is limited to the uncollected interest payments due from counterparties. As of June 30, 2010, counterparty credit risk was minimal.

Gains and losses (realized and unrealized) for Level 3 assets and liabilities included in earnings for the period ended June 30, 2010, are reported in net investment income, other income and loss on interest rate swaps as follows:

	Net Investment Income	Other Income(Loss)	Loss on Interest Rate Swaps
Assets
Total gains (losses) realized in earnings	$5,825	$(5,631)	$—
Liabilities
Total gains (losses) realized in earnings	—	—	(610)

Total for the period ended June 30, 2010	$5,825	$(5,631)	$(610)

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. The following financial liabilities are not required to be recorded at fair value, but their fair value is being disclosed.

Notes payable — The fair values of the notes payable were determined using a third-party valuation source and were estimated to be $21.4 million in the aggregate with a total carrying value of $76.9 million at June 30, 2010.

Senior secured credit facility — The fair value of the senior secured credit facility was determined using a third-party valuation source and was estimated to be $84.3 million with a carrying value of $97.7 million at June 30, 2010.

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

The summarized statements of loss from discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue (including loss on disposal)	$—	$(460)	$—	$601
Pretax loss from discontinued operations	—	(1,322)	—	(1,789)
Income tax benefit	—	(344)	—	(462)

Loss from discontinued operations	$—	$(978)	$—	$(1,327)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30, 2010, our subsidiaries included insurance companies licensed to write insurance policies in 40 states, underwriting agencies, and retail agencies with 205 owned stores and relationships with two unaffiliated underwriting agencies. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas, and Wisconsin) and distributing our own insurance policies through 9,400 independent agents or brokers in 10 states (Louisiana, Texas, Illinois, Alabama, California, Michigan, Missouri, Indiana, South Carolina, and New Mexico). In February 2010, we notified the Florida Insurance Commissioner of our intent to discontinue writing new and renewal policies in the state of Florida. We began issuing notices of non-renewal to insureds beginning on May 17, 2010.

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

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written by distribution channel for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Our underwriting agencies:
Retail agencies	$39,156	$46,324	$97,109	$112,707
Independent agencies	28,723	29,827	81,730	68,122

Subtotal	67,879	76,151	178,839	180,829
Unaffiliated underwriting agencies	5,082	6,156	11,204	13,639

Total	$72,961	$82,307	$190,043	$194,468

Total gross premiums written for the three and six months ended June 30, 2010 decreased $9.3 million and $4.4 million, respectively, or 11.4% and 2.3%, respectively, compared with the prior year primarily due to a decline in production from our retail distribution channel. In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance carriers’ products only and do not include premiums written for third-party insurance carriers in our retail stores. We earn commission income and fees in our retail distribution channel for sales of third-party insurance policies. Gross premiums written in our retail distribution channel for the three and six months ended June 30, 2010, decreased $7.2 million and $15.6 million, or 15.5% and 13.8%, respectively, when compared with the prior year. This decrease was due to more of our retail customers choosing third-party products due to soft market conditions.

In our independent agency distribution channel, gross premiums written for the three months ended June 30, 2010 decreased $1.1 million, or 3.7%, compared with the prior year period, and gross premiums written for the six months ended June 30, 2010 increased $13.6 million, or 20.0%, compared with the prior year period. The increase was due to an initiative to target the expansion of some of our independent agent relationships.

Gross premiums written by our unaffiliated underwriting agencies for the three and six months ended June 30, 2010 decreased $1.1 million and $2.4 million, respectively, or 17.4% and 17.9%, respectively, compared with the prior year. The following table displays our gross premiums written and assumed by state for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Louisiana	$29,491	$31,026	$74,047	$72,456
Texas	14,693	19,757	34,587	43,821
Illinois	9,379	8,705	21,247	22,353
Alabama	5,766	5,989	15,694	15,405
California	5,043	6,089	11,110	13,483
Michigan	2,864	3,121	19,798	8,618
Indiana	2,222	1,697	5,284	5,158
South Carolina	1,363	1,413	2,914	2,690
Missouri	1,012	1,961	2,880	5,051
Florida	611	1,859	1,333	3,798
New Mexico	479	623	1,056	1,479
Other	38	67	93	156

Total	$72,961	$82,307	$190,043	$194,468

In the third quarter of 2009, we began to implement changes in pricing to improve our premium production levels and profitability. The states of Illinois, Indiana, Michigan, South Carolina and Texas were targeted for these changes. We expect it to take about one year before the full benefits from these actions are realized.

The following table displays our net premiums written by distribution channel for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Our underwriting agencies:
Retail agencies – gross premiums written	$39,156	$46,324	$97,109	$112,707
Ceded reinsurance	—	—	—	10,286

Subtotal retail agencies net premiums written	39,156	46,324	97,109	122,993

Independent agencies – gross premiums written	28,723	29,827	81,730	68,122
Ceded reinsurance	(156)	(302)	(2,158)	(652)

Subtotal independent agencies net premiums written	28,567	29,525	79,572	67,470

Unaffiliated underwriting agencies – gross premiums written	5,082	6,156	11,204	13,639
Ceded reinsurance	(23)	(36)	(55)	(85)

Subtotal unaffiliated underwriting agencies net premiums written	5,059	6,120	11,149	13,554

Catastrophe and contingent coverages with various reinsurers	(59)	(176)	(236)	(356)

Total net premiums written	$72,723	$81,793	$187,594	$203,661

Total net premiums written for the three months ended June 30, 2010 decreased $9.1 million, or 11.1%, compared with the prior year quarter. Total net premiums written for the six months ended June 30, 2010 decreased $16.1 million, or 7.9%, compared with the prior year period. The decrease was primarily due to the termination of our quota share reinsurance contract for our Louisiana and Alabama business on a cut-off basis effective January 1, 2009 and the resulting return of $10.5 million of ceded unearned premium.

RESULTS OF OPERATIONS

We had a net loss from continuing operations of $12.1 million and $8.0 million for the three months ended June 30, 2010, and 2009, respectively. We had a net loss from continuing operations of $15.6 million for the six months ended June 30, 2010, compared with net income from continuing operations of $3.1 million for the comparable period in 2009. Significant items impacting the six months ended June 30, 2009 results were a net pretax gain on extinguishment of debt of $19.4 million, which was partially offset by unfavorable prior year loss development of $11.0 million and loss on interest rate swaps of $4.9 million associated with the discontinuation of hedge accounting. Significant items impacting the six months ended June 30, 2010 results were unfavorable loss development of $9.0 million.

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

Total revenues for the three months ended June 30, 2010 increased $3.1 million, or 2.6%, compared with the three months ended June 30, 2009. The increase was primarily due to increases in net premiums earned, commission income and fees and net realized gains, partially offset by decreases in net investment income and other income.

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the current quarter increased $2.2 million, or 2.3%, compared with the prior year quarter. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. Net premiums earned during the current quarter on policies sold through our affiliated underwriting agencies (including retail and independent agencies) increased by $2.9 million, or 3.3%. This increase is primarily due to continued expansion of the independent agent distribution channel, which was partially offset by the macroeconomic environment and soft market conditions. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $0.7 million, or 11.0%, compared with the prior year quarter.

The following table sets forth net premiums earned by distribution channel for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2010	2009
Our underwriting agencies	$90,665	$87,761
Unaffiliated underwriting agencies	5,750	6,460

Total net premiums earned	$96,415	$94,221

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

The following sets forth the components of consolidated commission income and fees earned for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2010	2009
Policyholder fees	$11,263	$9,942
Premium finance revenue	5,926	5,462
Commissions and fees	3,925	3,195
Agency fees	1,151	1,102
Other, net	—	178

Total commission income and fees	$22,265	$19,879

Commission income and fees increased $2.4 million, or 12.0%, compared with the prior year quarter. Policyholder fees have increased due to an increase in managing general agents’ fee income due to a change in the mix of business. We have experienced a steady increase in premium finance revenue since December 2007 when we began financing third-party premiums. Commissions and fees increased as more of our retail customers chose third-party products due to the soft market conditions.

Net Investment Income and Other Income (Loss). Net investment income for the current quarter decreased $1.3 million, or 53.8%, compared with the prior year quarter. The decrease was primarily due to a reduction in yields and a 17.1% decrease in total average invested assets to $222.9 million during the current quarter from $268.8 million during the prior year quarter. The average investment yield was 2.3% (2.6% on a taxable equivalent basis) in the current quarter, compared with 3.1% (4.1% on taxable equivalent basis) in the prior year quarter. In addition, investment income for our investment in real estate declined $0.5 million for the three months ended June 30, 2010, compared with the prior year quarter. This decrease is due to improvements we are making to the property for a new long-term lease, which is expected to commence in the third quarter of 2010.

In the first quarter of 2010, we began to reposition our investment portfolio by decreasing our tax-exempt investments. The purpose of the repositioning is to monetize the tax-exempt portion of the investments and to decrease our municipal credit exposure. The repositioning was completed in the second quarter of 2010. As a result of the repositioning, we sold $23.0 million of available-for-sale securities during the three-month period ended June 30, 2010, for a net realized gain of $0.2 million.

As of June 30, 2010, we held $15.4 million, at amortized cost, and $12.2 million fair value of auction-rate tax-exempt securities. Generally, the interest rates for these securities are determined by bidding every 7, 28 or 35 days. When there are more sellers than buyers, an auction fails and bondholders that want to sell are unable to sell the securities. Auctions for these securities began to fail in late January 2008. Issuers remain obligated to pay interest and principal when due when an auction fails. Rates at failed auctions are set at a level established in the terms of the debt. In February 2008, investment banks stopped committing capital to the auctions and there have been widespread auctions failures since that time.

In October 2008, our broker filed a prospectus with the SEC, which published a legally-binding offer to all authorized holders of auction-rate securities to purchase all eligible securities at par (“the settlement”). The time frames set by our broker for buybacks have different start dates based upon the individual client’s size, which is determined by each client’s balance of investments held at our broker. In November 2008, we elected to participate in our broker’s offer to purchase our auction-rate securities at par and classified our portfolio of auction-rate securities as trading. The settlement agreement requires our broker to purchase eligible securities at par, at any time during a two-year period beginning June 30, 2010. All auction-rate securities held at June 30, 2010 are eligible for buyback under the settlement agreements. At June 30, 2010 and December 31, 2009, the fair value of the settlement was $3.2 million and $8.8 million, respectively, which is recorded in other assets in the consolidated balance sheets with changes in fair value recorded in other income (loss) in the consolidated statements of income (loss). The Company had redemptions of auction rate securities, at par, of $23.7 million and realized gains of $3.3 million during the second quarter.

Losses and Loss Adjustment Expenses. Since the largest expenses of an insurance company are the losses and loss adjustment expenses, another measurement of our insurance carriers’ performance is the level of such expenses, specifically as a ratio to earned premiums. Our losses and loss adjustment expenses are a blend of the specific estimated and actual costs of providing the coverage contracted by the purchasers of our insurance policies. We maintain reserves to cover our estimated ultimate liability for losses and related loss adjustment expenses for both reported and unreported claims on the insurance policies issued by our insurance companies. The establishment of appropriate reserves is an inherently uncertain process, involving actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of claims based on historical claims information, estimates of future trends in claims severity, changes in the mix of business/limits and other variable factors such as inflation. Due to the inherent uncertainty of estimating reserves, reserve estimates can be expected to vary from period to period. The claim initiatives that we started in the second half of 2009 shortened the claims payment cycle and have reduced the number of claims outstanding. The acceleration of payment patterns has necessitated increased use of judgment by management to account for the deviation in trends. To the extent that our reserves prove to be inadequate in the future, we would be required to increase our reserves for losses and loss adjustment expenses and incur a charge to earnings in the period during which such reserves are increased. The historic development of our reserves for losses and loss adjustment expenses is not necessarily indicative of future trends in the development of these amounts.

Losses and loss adjustment expenses for the current quarter decreased $1.0 million, or 1.2%, compared with the prior year quarter. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 74.6% in the current quarter, compared with 75.2% in the prior year quarter. The decrease in the current quarter loss ratio was primarily due to pricing increases in Texas and Michigan. For the three months ended June 30, 2010, the adverse loss development of $9.0 million for the prior period was primarily due to unfavorable development from our 2009 Texas and Michigan businesses. In the three months ended June 30, 2009, we recorded adverse loss development of $11.0 million primarily related to our Florida, Michigan and Louisiana businesses.

The following table displays the impact of loss development related to prior periods’ business on our loss ratio for the current quarter and the prior year quarter:

	Three Months Ended June 30,
	2010	2009
Loss ratio – current quarter	74.6%	75.2%
Adverse loss ratio development – prior period business	9.3	11.7

Reported loss ratio	83.9%	86.9%

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative (SG&A) expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our SG&A expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and the retail stores, but also the costs of the holding company. The largest component of SG&A expenses is personnel costs, including payroll, benefits and accrued bonus expenses. SG&A expenses increased $3.0 million, or 7.7%, compared with the prior year quarter primarily related to an increase in amortization of policy acquisition costs due to increased independent agent sales volumes and a reallocation of expenses from loss adjustment expense to more accurately reflect claim handling costs. If the new allocation methodology was in place in the second quarter of 2009, SG&A expenses would have been higher by $1.8 million. Excluding these items, SG&A expenses declined $1.1 million for the three months ended June 30, 2010, compared with the prior year.

During 2006, we developed a comprehensive implementation plan and supporting business case to consolidate and transform our primary business applications onto a new strategic platform. Through June 30, 2010, the new point-of-sale and policy administration system was implemented in Illinois, Indiana, Michigan, Missouri, South Carolina and Texas. We plan to operate the legacy systems through the policies’ renewal dates when they will be converted to the new system. This will result in additional operating expense until the legacy systems can be retired.

In July 2009, we suspended matching contributions to the 401(k) plan. This action is expected to decrease SG&A expenses by approximately $1.0 million annually. We are also in the process of implementing or have completed the following organizational changes including:

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

Amortization of deferred policy acquisition costs is a major component of SG&A expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on SG&A expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended June 30,
	2010	2009
Amortization of deferred acquisition costs	$22,411	$20,159
Other selling, general and administrative expenses	20,136	19,357

Total selling, general and administrative expenses	$42,547	$39,516

Total as a percentage of net premiums earned	44.1%	41.9%

Beginning deferred acquisition costs	$28,945	$25,807
Additions	17,742	19,084
Amortization	(22,411)	(20,159)

Ending deferred acquisition costs	$24,276	$24,732

Amortization of deferred acquisition costs as a percentage of net premiums earned	23.2%	21.4%

Depreciation and Amortization. Depreciation and amortization expenses for the current quarter were consistent with the prior year quarter.

Loss on Interest Rate Swaps. Loss on interest rate swaps for the three months ended June 30, 2010 decreased $0.4 million, or 82.8%, compared with the same period in the prior year. The amendment of the senior credit facility in March 2009 resulted in the interest rate swaps becoming ineffective as cash flow hedges and are therefore carried at fair value. The loss relates to the impact on the determination of fair value associated with the decline in short-term interest rates implied in the forward yield curve.

Interest Expense. Interest expense for the current quarter decreased $0.7 million, or 10.0%, compared with the prior quarter. This decrease was due to a decrease in the average debt outstanding, partially offset by the amortization of debt discount of $1.7 million in the current quarter.

Income Taxes. Income tax expense for the current quarter was $0.4 million as compared with an income tax benefit of $6.2 million for the same period in the prior year. The income tax expense for the three months ended June 30, 2010 was primarily due to an increase in the deferred tax liability related to goodwill and state tax expense.

Our net deferred tax assets prior to recognition of valuation allowance were $27.0 million and $20.8 million at June 30, 2010 and December 31, 2009, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. As of June 30, 2010, the valuation allowance was $38.5 million.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Total revenues for the six months ended June 30, 2010 increased $5.8 million, or 2.5%, compared with the six months ended June 30, 2009. The increase was primarily due to increases in net realized gains, commission income and fees and net premiums earned, partially offset by decreases in other income and net investment income.

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the current period increased $1.7 million, or 0.9%, compared with the prior year period. Since insurance premiums are earned over the service period of the policies, the revenue in the current period includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. Net premiums earned during the current period on policies sold through our affiliated underwriting agencies (including retail and independent agencies) increased by $3.0 million, or 1.7%. This increase is primarily due to the increase in retention on the Louisiana and Alabama business with the termination of our quota-share reinsurance agreement, which was partially offset by the macroeconomic environment and soft market conditions. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $1.3 million, or 10.1%, compared with the prior year period.

The following table sets forth net premiums earned by distribution channel for the current period and the prior year period (in thousands):

	Six Months Ended June 30,
	2010	2009
Our underwriting agencies	$177,472	$174,473
Unaffiliated underwriting agencies	11,665	12,972

Total net premiums earned	$189,137	$187,445

Commission Income and Fees.

The following sets forth the components of consolidated commission income and fees earned for the current period and the prior year period (in thousands):

	Six Months Ended June 30,
	2010	2009
Policyholder fees	$23,416	$19,647
Premium finance revenue	11,696	11,030
Commissions and fees	8,213	6,710
Agency fees	2,533	2,621
Other, net	2	443

Total commission income and fees	$45,860	$40,451

Commission income and fees increased $5.4 million, or 13.4%, compared with the prior year period. Policyholder fees have increased due to an increase in managing general agents’ fee income due to a change in the mix of business. We have experienced a steady increase in premium finance revenue since December 2007 when we began financing third-party premiums. Commissions and fees increased as a result of more of our retail customers choosing third-party products due to the soft market conditions.

Net Investment Income and Other Income (Loss). Net investment income for the current period decreased $2.3 million, or 47.3%, compared with the prior year period. The decrease was primarily due to a reduction in yields and an 11.8% decrease in total average invested assets to $235.1 million during the current period from $266.6 million during the prior year period. The average investment yield was 2.4% (2.9% on a taxable equivalent basis) in the current period, compared with 3.1% (4.2% on taxable equivalent basis) in the prior year period. In addition, investment income for our investment in real estate declined $1.0 million for the six months ended June 30, 2010, compared with the prior year period. This decrease is due to improvements we are making to the property for a new long-term lease, which is expected to commence in the third quarter of 2010.

In the first quarter of 2010, we began to reposition our investment portfolio by decreasing our tax-exempt investments. The purpose of the repositioning is to monetize the tax-exempt portion of the investments and to decrease our municipal credit exposure. The repositioning was completed in the second quarter of 2010. As a result of the repositioning, we sold $77.0 million of available-for-sale securities during the six-month period ended June 30, 2010, for a net realized gain of $1.4 million.

For the six-month period ended June 30, 2010, other income includes $0.6 million related to a settlement received from legal proceedings.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the current period increased $0.3 million, or 0.2%, compared with the prior year period. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 75.5% in the current period, compared with 75.0% in the prior year period. The increase in the current period loss ratio was primarily due to a change in mix due to growth in Texas and Michigan which have higher loss ratios than our average. For the six months ended June 30, 2010, the adverse loss development of $9.0 million for the prior period accident year was primarily due to unfavorable development from our 2009 Texas and Michigan businesses. In the first six months ended June 30, 2009, we recorded adverse loss development of $11.0 million primarily related to our Florida, Michigan and Louisiana businesses.

The following table displays the impact of loss development related to prior periods’ business on our loss ratio for the current period and the prior year period:

	Six Months Ended June 30,
	2010	2009
Loss ratio – current period	75.5%	75.0%
Adverse loss ratio development – prior period business	4.8	5.9

Reported loss ratio	80.3%	80.9%

Selling, General and Administrative Expenses. The largest component of SG&A expenses is personnel costs, including payroll, benefits and accrued bonus expenses. SG&A increased $5.5 million, or 6.8%, compared with the prior year period. This increase was primarily related to an increase in amortization of policy acquisition costs due to higher independent agent sales volumes and a reallocation of expenses from loss adjustment expense to more accurately reflect claim handling costs. If the new allocation methodology was in place in the first six months of 2009, SG&A expenses would have been higher by $3.5 million. Excluding these items, SG&A expenses declined $2.5 million for the six months ended June 30, 2010, compared with the prior year.

The following table sets forth the impact that amortization of deferred acquisition costs had on SG&A expenses and the change in deferred acquisition costs (in thousands):

	Six Months Ended June 30,
	2010	2009
Amortization of deferred acquisition costs	$42,698	$38,235
Other selling, general and administrative expenses	42,388	41,401

Total selling, general and administrative expenses	$85,086	$79,636

Total as a percentage of net premiums earned	45.0%	42.5%

Beginning deferred acquisition costs	$24,230	$21,993
Additions	42,744	40,974
Amortization	(42,698)	(38,235)

Ending deferred acquisition costs	$24,276	$24,732

Amortization of deferred acquisition costs as a percentage of net premiums earned	22.6%	20.4%

Depreciation and Amortization. Depreciation and amortization expenses for the current period were consistent with the prior year period.

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

Loss on Interest Rate Swaps. Loss on interest rate swaps for the current period decreased $4.3 million, or 87.7%, compared with the prior year period. The amendment of the senior credit facility in March 2009 resulted in the interest rate swaps becoming ineffective as cash flow hedges and are therefore carried at fair value. The loss relates to the impact on the determination of fair value associated with the decline in short-term interest rates implied in the forward yield curve.

Interest Expense. Interest expense for the current period increased $1.3 million, or 12.3%, compared with the prior period. This increase was due to higher interest rates on the senior secured credit facility and the amortization of debt discount of $3.4 million in the current period, partially offset by a decrease in the average debt outstanding.

Income Taxes. Income tax expense for the current period was $0.8 million, as compared with an income tax benefit of $1.9 million, for the prior year period. The income tax expense for the current period was primarily due to an increase in the deferred tax liability related to goodwill and state tax expense.

Our net deferred tax assets prior to recognition of valuation allowance were $27.0 million and $20.8 million at June 30, 2010 and December 31, 2009, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. As of June 30, 2010, the valuation allowance was $38.5 million.

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

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of June 30, 2010, we had $2.8 million of cash and equivalents at the holding company level and $18.0 million of cash and cash equivalents at our non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of June 30, 2010, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position. However, as mentioned previously, our nonregulated entities provide adequate cash flow to fund their own operations. In February 2009, we obtained approval from the New York Department of Insurance for one of our insurance subsidiaries to retire one million shares of its stock for $2.9 million and approved payment of an extraordinary dividend for $0.1 million.

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At June 30, 2010, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions on our part.

Our operating subsidiaries’ primary sources of funds are premiums received, commission and fee income, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.

In May 2010, the Company entered into a capital lease obligation related to certain computer software, software licenses, and hardware currently used by and on the books of Affirmative Insurance Company and received cash from the financing in the amount of $28.2 million. As required by the lease agreements, the Company purchased $28.2 million of FDIC-insured certificates of deposit with the lease financing proceeds. These investments are pledged as collateral against the Company’s lease obligation and are scheduled to decrease as the Company makes the scheduled lease payments. The lease term is 60 months with monthly rental payments totaling approximately $0.6 million.

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

Senior secured credit facility. At June 30, 2010, we were in compliance with all of our financial and other covenants.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities and auction-rate tax-exempt securities classified as trading. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of less than three years. The fair value of our fixed-income securities as of June 30, 2010 was $233.1 million. The effective average duration of the portfolio as of June 30, 2010 was 2.79 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 2.79%, or $6.5 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 2.79%, or $6.5 million, increase in the market value of our fixed-income investment portfolio.

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

Derivative financial instruments are reported at fair value on the consolidated balance sheet. Our current derivative instruments consist of two interest rate swaps with an aggregate notional amount of $90.0 million outstanding at June 30, 2010. One swap instrument has a notional amount outstanding of $50.0 million that requires quarterly settlements whereby we pay a fixed rate of 4.993% and receive a three-month LIBOR rate. The second interest rate swap has a notional amount of $40.0 million outstanding, for which we pay a fixed rate of 3.031% and receive a three-month LIBOR rate. The interest rate swaps were previously designated as hedges against the variability of cash flows associated with that portion of the senior secured credit facility.

Our notes payable are also subject to interest rate risk. The $30.9 million notes payable bear an initial interest rate of 7.545% until March 15, 2010, at which time the securities adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of June 30, 2010 was 4.14%. The $25.8 million notes payable bear an initial interest rate of 7.792% until June 15, 2010, at which time they will adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of June 30, 2010 was 4.09%. The $20.2 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.95% not exceeding 12.50% through March 2010 with no limit thereafter. The interest rate as of June 30, 2010 was 4.49%.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At June 30, 2010, our fixed-income investments were invested in the following: U.S. Treasury and government agencies securities 13.5%, corporate debt securities 54.9%, residential mortgage-backed securities 1.8%, states and political subdivisions securities 17.8% and FDIC-insured certificates of deposit 12.0%.

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	June 30, 2010	December 31, 2009
Total invested assets	$233,064	$251,072
Tax-equivalent book yield	2.90%	4.00%
Average duration in years	2.79	1.50
Average S&P rating	AA-	AA-

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

The table below presents the total amount of receivables due from reinsurance as of June 30, 2010 and December 31, 2009, respectively (in thousands):

	June 30, 2010	December 31, 2009
Michigan Catastrophic Claims Association	$21,846	$18,452
Vesta Insurance Group	13,859	14,691
Quota-share reinsurer for Louisiana and Alabama business	1,526	3,955
Other	4,646	4,984

Total reinsurance receivable	$41,877	$42,082

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), Affirmative Insurance Company (AIC) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura Property and Casualty Insurance Company from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 1, 2004. On August 30, 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At June 30, 2010, the VFIC Trust held $16.8 million (after cumulative withdrawals of $8.5 million through June 30, 2010), consisting of $11.9 million of a U.S. Treasury money market account and $4.9 million of corporate bonds rated BBB or higher, to collateralize the $13.9 million net recoverable from VFIC.

At June 30, 2010, $11.1 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $21.6 million in securities (the AIC Trust). The Special Deputy Receiver (SDR) in Texas or the SDR in Hawaii drew down the AIC Trust $0.4 million through June 2010, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through June 2010.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of June 30, 2010, all such unaffiliated reinsurers had A.M. Best ratings of “A” or better.

Item 4.	Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e)), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of June 30, 2010. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Subsequently, during the first quarter of 2010, we implemented enhancements to our internal controls over financial reporting to ensure proper presentation and review of the income tax provision. We believe the controls have been effective during the three and six months ended June 30, 2010.

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

There are no material changes to those risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2009.

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
Date: August 16, 2010
/s/ Michael J. McClure
	By:	Michael J. McClure
Executive Vice President and Chief Financial Officer
(and in his capacity as Principal Financial Officer)