Form 10-Q
period 2010-09-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2010-11-15
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of November 15, 2010: 15,408,358

AFFIRMATIVE INSURANCE HOLDINGS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Investment securities, at fair value
Trading securities	$8,843	$37,416
Available-for-sale securities	222,591	213,656
Cash and cash equivalents	63,352	60,928
Fiduciary and restricted cash	6,546	15,004
Accrued investment income	2,470	2,823
Premiums and fees receivable, net	52,128	63,344
Premium finance receivable, net	46,777	40,825
Commissions receivable	1,859	1,362
Receivable from reinsurers	86,843	42,082
Deferred acquisition costs	24,246	24,230
Federal income taxes receivable	2,036	3,326
Investment in real property, net	11,375	5,831
Property and equipment (net of accumulated depreciation of $39,935 for 2010 and $33,581 for 2009)	39,917	41,984
Goodwill	163,570	163,570
Other intangible assets (net of accumulated amortization of $12,988 for 2010 and $12,765 for 2009)	16,530	16,752
Prepaid expenses	6,148	5,750
Other assets, (net of allowance for doubtful accounts of $7,213 for 2010 and 2009) (includes other receivables of $2,123 at September 30, 2010 and $8,830 at December 31, 2009)	4,679	12,397

Total assets	$759,910	$751,280

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss adjustment expenses	$223,346	$193,647
Unearned premium	107,970	109,361
Amounts due to reinsurers	7,167	4,037
Deferred revenue	8,578	10,190
Capital lease obligation	26,441	—
Senior secured credit facility	98,029	111,506
Notes payable	76,878	76,891
Deferred tax liability	11,776	10,820
Other liabilities (includes interest rate swaps of $2,201 at September 30, 2010 and $4,108 at December 31, 2009)	54,962	51,473

Total liabilities	615,147	567,925

Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized, 17,768,721 shares issued and 15,415,358 outstanding at September 30, 2010 and December 31, 2009	178	178
Additional paid-in capital	165,734	164,752
Treasury stock, at cost (2,353,363 shares at September 30, 2010 and December 31, 2009)	(32,880)	(32,880)
Accumulated other comprehensive income	1,980	2,859
Retained earnings	9,751	48,446

Total stockholders’ equity	144,763	183,355

Total liabilities and stockholders’ equity	$759,910	$751,280

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
Revenues
Net premiums earned	$91,075	$88,561	$280,212	$276,006
Commission income and fees	18,231	20,024	64,091	60,474
Net investment income	1,160	2,399	3,735	7,284
Net realized gains	1,115	17	8,295	604
Other income (loss)	(1,077)	512	(6,110)	1,049

Total revenues	110,504	111,513	350,223	345,417

Expenses
Losses and loss adjustment expenses	76,345	70,293	228,257	221,860
Selling, general and administrative expenses	48,689	38,092	133,775	117,728
Depreciation and amortization	2,381	2,341	7,196	7,131

Total expenses	127,415	110,726	369,228	346,719

Operating income (loss)	(16,911)	787	(19,005)	(1,302)

Gain on extinguishment of debt	—	—	—	19,434
Loss on interest rate swaps	252	926	862	5,872
Interest expense	5,491	6,425	17,527	17,143

Loss from continuing operations before income tax expense	(22,654)	(6,564)	(37,394)	(4,883)
Income tax expense (benefit)	466	(3,172)	1,301	(4,634)

Loss from continuing operations	(23,120)	(3,392)	(38,695)	(249)
Discontinued operations
Loss from operations (including loss on disposal)	—	(47)	—	(1,835)
Income tax benefit	—	(17)	—	(479)

Loss from discontinued operations	—	(30)	—	(1,356)

Net Loss	$(23,120)	$(3,422)	$(38,695)	$(1,605)

Basic loss per common share:
Continuing operations	$(1.50)	$(0.22)	$(2.51)	$(0.01)
Discontinued operations	—	—	—	(0.09)

Net loss	$(1.50)	$(0.22)	$(2.51)	$(0.10)

Diluted loss per common share:
Continuing operations	$(1.50)	$(0.22)	$(2.51)	$(0.01)
Discontinued operations	—	—	—	(0.09)

Net loss	$(1.50)	$(0.22)	$(2.51)	$(0.10)

Weighted average common shares outstanding:
Basic	15,415	15,415	15,415	15,415

Diluted	15,415	15,415	15,415	15,415

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Nine Months Ended September 30,
	2010		2009
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Common stock
Balance at beginning of year and end of period	17,768,721	$178	17,768,721	$178

Additional paid-in capital
Balance at beginning of year		164,752		163,707
Stock-based compensation expense		982		763

Balance at end of period		165,734		164,470

Retained earnings
Balance at beginning of year		48,446		87,327
Net Loss		(38,695)		(1,605)

Balance at end of period		9,751		85,722

Treasury stock
Balance at beginning of year and end of period	2,353,363	(32,880)	2,353,363	(32,880)

Accumulated other comprehensive income (loss)
Balance at beginning of year, net of tax		2,859		(1,849)
Unrealized gain (loss) on available-for-sale investment securities, net of tax		(879)		1,334
Gain on cash flow hedges transferred to earnings, net of tax		—		3,858

Balance at end of period, net of tax		1,980		3,343

Total stockholders’ equity		$144,763		$220,833

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
Net loss	$(23,120)	$(3,422)	$(38,695)	$(1,605)
Other comprehensive income (loss):
Unrealized gain arising during period, net of tax	1,137	681	521	1,484
Reclassification adjustment for gains included in net income, net of tax	(43)	(25)	(1,400)	(150)
Unrealized gain on cash flow hedges, net of tax	—	—	—	3,858

Other comprehensive income (loss), net	1,094	656	(879)	5,192

Total comprehensive income (loss)	$(22,026)	$(2,766)	$(39,574)	$3,587

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities
Net Loss	$(38,695)	$(1,605)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,196	7,164
Stock-based compensation expense	1,165	848
Amortization of debt issuance and modification costs	359	577
Amortization of debt discount	4,883	3,960
Net realized gains from sales of available-for-sale securities	(1,400)	(230)
Realized gain on trading securities	(6,897)	(44)
Fair value (gain) loss on settlement rights for auction-rate securities	6,707	(1,049)
Loss on disposal of assets (including sale of business)	2	631
Amortization of premiums on investments, net	2,535	2,501
Provision for doubtful receivables	342	749
Gain on extinguishment of debt	—	(19,434)
Loss on interest rate swaps	862	5,872
Change in operating assets and liabilities:
Fiduciary and restricted cash	8,458	6,087
Premiums, fees and commissions receivable	10,377	(7,291)
Reserves for losses and loss adjustment expenses	29,699	(7,384)
Amounts due from reinsurers	(41,631)	19,328
Premium finance receivable, net (related to our insurance premiums)	(9,715)	(5,255)
Deferred revenue	(1,612)	4,358
Unearned premium	(1,391)	8,286
Deferred acquisition costs	(16)	(2,432)
Deferred tax liability	956	(7,510)
Federal income taxes receivable	1,290	2,553
Other	2,135	(608)

Net cash provided by (used in) operating activities	(24,391)	10,072

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	102,231	19,237
Proceeds from maturities of available-for-sale securities	48,510	57,717
Proceeds from sales of trading securities	35,470	2,505
Purchases of available-for-sale securities	(160,688)	(87,631)
Premium finance receivable, net (related to third-party insurance premiums)	3,763	(911)
Purchases of property and equipment	(4,922)	(6,070)
Proceeds from insurance recoveries	—	600
Net cash paid for acquisitions	—	(60)
Proceeds from sale of business	—	250
Improvements to investment in real property	(5,630)	—

Net cash provided by (used in) investing activities	18,734	(14,363)

Cash flows from financing activities
Proceeds from financing under capital lease obligation	28,189	—
Principal payments under capital lease obligation	(1,748)	—
Principal payments on senior secured credit facility	(18,360)	(6,321)
Debt issuance costs paid	—	(2,532)

Net cash provided by (used in) financing activities	8,081	(8,853)

Net increase (decrease) in cash and cash equivalents	2,424	(13,144)
Cash and cash equivalents at beginning of year	60,928	66,513

Cash and cash equivalents at end of period	$63,352	$53,369

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,795	$12,569
Cash paid for income taxes	364	774

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General

Affirmative Insurance Holdings, Inc., formerly known as Instant Insurance Holdings, Inc., was incorporated in Delaware in June 1998. The Company is a distributor and producer of non-standard personal automobile insurance policies and related products and services for individual consumers in targeted geographic areas. The Company currently offers insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) as well as through 9,300 independent agents or brokers in 10 states (Louisiana, Texas, Illinois, Alabama, California, Michigan, Missouri, Indiana, South Carolina and New Mexico).

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

ASU 2010-26 modifies the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. The Task Force reached a final Consensus that requires costs to be incremental or directly related to the successful acquisition of new or renewal contracts to be capitalized as a deferred acquisition cost. This Issue is effective for interim and annual periods beginning after December 15, 2011. Adoption of the new standard could have a material impact on the Company’s consolidated financial position or results of operations. Management is evaluating the impact.

3.	Trading Investment Securities

The Company’s trading investment securities consist solely of auction-rate tax-exempt securities, which are carried at fair value with realized gains and losses reported in current period earnings. The Company had redemptions of $4.4 million and $35.5 million, at par, during the three and nine months ended September 30, 2010.

The amortized cost, net realized losses and estimated fair value of the Company’s trading securities portfolio at September 30, 2010 and December 31, 2009, were as follows (in thousands):

	Amortized Cost	Net Realized Losses	Fair Value
September 30, 2010	$10,970	$2,127	$8,843
December 31, 2009	$46,440	$9,024	$37,416

In October 2008, the Company’s broker filed a prospectus with the Securities and Exchange Commission (SEC), which published a legally-binding offer to all authorized holders of auction-rate securities to purchase all eligible securities at par (“the settlement”). The time frames set by the Company’s broker for buybacks have different start dates based upon the individual client’s size, which is determined by each client’s balance of investments held at the Company’s broker. In November 2008, the Company elected to participate in its broker’s offer to purchase the Company’s auction-rate securities at par and classified its portfolio of auction-rate securities as trading. The settlement agreement requires the Company’s broker to purchase eligible securities at par, at any time during a two-year period beginning June 30, 2010. All auction-rate securities held at September 30, 2010 are eligible for buyback under the settlement agreements. At September 30, 2010 and December 31, 2009, the fair value of the settlement was $2.1 million and $8.8 million, respectively, which is recorded in other assets in the consolidated balance sheets with changes in fair value recorded in other income in the consolidated statement of income (loss).

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

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at September 30, 2010, and December 31, 2009, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010
U.S. Treasury and government agencies	$29,451	$215	$(31)	$29,635
Residential mortgage-backed securities	3,468	318	—	3,786
States and political subdivisions	23,519	495	(28)	23,986
Corporate debt securities	134,699	2,493	(45)	137,147
FDIC-insured certificates of deposit	27,935	105	(3)	28,037

Total	$219,072	$3,626	$(107)	$222,591

December 31, 2009
U.S. Treasury and government agencies	$24,529	$212	$(99)	$24,642
Residential mortgage-backed securities	4,342	322	—	4,664
States and political subdivisions	117,659	2,667	(21)	120,305
Corporate debt securities	62,728	1,346	(29)	64,045

Total	$209,258	$4,547	$(149)	$213,656

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at September 30, 2010 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$45,289	$45,635
Due after one year through five years	163,560	166,414
Due after five years through ten years	6,755	6,756
Residential mortgage-backed securities	3,468	3,786

Total	$219,072	$222,591

Gross realized gains and losses on available-for-sale investments for the nine months ended September 30 were as follows (in thousands):

	2010	2009
Gross gains	$1,455	$251
Gross losses	(55)	(21)

Total	$1,400	$230

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at September 30, 2010, and December 31, 2009, the fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	September 30, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$15,351	$(31)	$—	$—	$15,351	$(31)
States and political subdivisions	4,940	(28)	—	—	4,940	(28)
Corporate debt securities	10,291	(45)	—	—	10,291	(45)
FDIC-insured certificates of deposit	3,170	(3)	—	—	3,170	(3)

Total	$33,752	$(107)	$—	$—	$33,752	$(107)

	December 31, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$10,930	$(99)	$—	$—	$10,930	$(99)
States and political subdivisions	2,605	(12)	745	(9)	3,350	(21)
Corporate debt securities	5,168	(29)	—	—	5,168	(29)

Total	$18,703	$(140)	$745	$(9)	$19,448	$(149)

The Company’s portfolio contains approximately 47 individual investment securities that are in an unrealized loss position as of September 30, 2010.

The unrealized losses at September 30, 2010 were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) the Company’s intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At September 30, 2010, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

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

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Three Months Ended September 30,
	2010			2009
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$74,963	$75,099	$105,455	$71,636	$71,930	$57,944
Reinsurance assumed	18,331	19,082	18,221	19,789	17,311	13,344
Reinsurance ceded	(3,140)	(3,106)	(47,331)	(862)	(680)	(995)

Total	$90,154	$91,075	$76,345	$90,563	$88,561	$70,293

	Nine Months Ended September 30,
	2010			2009
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$231,365	$228,763	$224,502	$224,367	$226,913	$186,732
Reinsurance assumed	51,971	57,018	55,502	61,526	51,084	38,441
Reinsurance ceded	(5,588)	(5,569)	(51,747)	8,331	(1,991)	(3,313)

Total	$277,748	$280,212	$228,257	$294,224	$276,006	$221,860

Under certain of the Company’s reinsurance transactions, the Company has received ceding commissions. The ceding commission rate structure varies based on loss experience. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations. Ceding commissions recognized were reflected as a (reduction) increase of selling, general and administrative expenses, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Selling, general and administrative expenses	$(10)	$966	$(20)	$3,953

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	September 30, 2010	December 31, 2009
Losses and loss adjustment expense reserves	$79,175	$32,447
Unearned premium reserve	1,116	1,096

Total	$80,291	$33,543

The Michigan Catastrophic Claims Association (MCCA) is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan. For policies effective July 1, 2010 to June 30, 2011, the required retention is $0.5 million. As a writer of personal automobile policies in the state of Michigan, the Company cedes premiums and claims to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders. The

Company’s ceded premiums written to the MCCA were $1.8 million and $0.7 million for the three months ended September 30, 2010 and 2009, and $4.0 million and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively. The Company’s ceded losses to the MCCA were $46.7 million and $51.0 million for the three months and nine months ended September 30, 2010, respectively. The Company’s ceded losses to the MCCA were $1.2 million and $2.8 million for the three and nine months ended September 30, 2009, respectively.

The Company entered into an excess of loss reinsurance contract effective August 1, 2010 that provides coverage for individual losses in excess of $100,000 up to $1 million. In addition, the Company entered into a reinsurance agreement effective June 1, 2010 to provide coverage for catastrophic events that may involve multiple insured losses.

At September 30, 2010, the Company’s total receivables from reinsurers were $86.8 million, consisting of $67.5 million receivable from the MCCA, $0.7 million from a quota-share reinsurer (rated A- by A.M. Best) for business reinsured in Louisiana and Alabama, $13.0 million net receivable (net of $2.8 million payable) from subsidiaries of Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC) and $5.6 million receivables from other reinsurers. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), the Company’s wholly-owned subsidiaries, Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura), had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At September 30, 2010, the VFIC Trust held $16.9 million (after cumulative withdrawals of $8.5 million through September 30, 2010), consisting of $12.0 million of a U.S. Treasury money market account and $4.9 million of corporate bonds rated BBB- or higher, to collateralize the $13.0 million net recoverable from VFIC.

The Company assumes reinsurance from a Texas county mutual insurance company (the county mutual) whereby the Company has assumed 100% of the policies issued by the county mutual for business produced by the Company’s owned managing general agents (MGAs). The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. The county mutual reinsurance agreement may be terminated by either party on any annual anniversary upon prior written notice of not less than 90 days. AIC has established a trust to secure the Company’s obligation under this reinsurance contract with a balance of $47.4 million as of September 30, 2010.

At September 30, 2010, $11.4 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $21.6 million in securities (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through September 2010, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through September 2010.

6.	Premium Finance Receivables, Net

Premium finance receivables (related to policies of both the Company and third-party carriers) are secured by unearned premiums from the underlying insurance policies and consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Premium finance contracts	$49,782	$43,473
Unearned finance charges	(2,568)	(2,216)
Allowance for credit losses	(437)	(432)

Total	$46,777	$40,825

7.	Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commissions, advertising, premium taxes, underwriting and agency expenses, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance	$24,276	$24,732	$24,230	$21,993
Additions	21,158	18,740	63,889	59,517
Amortization	(21,188)	(19,047)	(63,873)	(57,085)

Ending balance	$24,246	$24,425	$24,246	$24,425

8.	Goodwill and Other Intangible Assets

The Company completed its annual goodwill and indefinite lived intangible asset impairment analyses as of September 30, 2010. The Company reports under a single reporting segment and, as such, the goodwill analysis is measured under one reporting unit. Consistent with prior assessments, the fair value of the Company’s reporting unit was determined using an internally developed discounted cash flow methodology and other relevant indicators of value available in the market place such as market transactions and trading values of similar companies. Based upon the results of the assessment, the Company concluded that the carrying values of goodwill and other intangible assets were not impaired as of September 30, 2010.

9.	Debt

The Company’s long-term debt instruments and balances outstanding at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010	December 31, 2009
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,176	20,189

Total notes payable	76,878	76,891
Senior secured credit facility	98,029	111,506

Total long-term debt	$174,907	$188,397

The $30.9 million notes payable bear an initial interest rate of 7.545% until March 15, 2010, at which time the securities adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of September 30, 2010 was 3.89%.

The $25.8 million notes payable due 2035 bear an initial interest rate of 7.792% until June 15, 2010, at which time they adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of September 30, 2010 was 3.84%.

The $20.2 million notes payable due 2035 bear an interest rate of the three-month LIBOR rate plus 3.95% not exceeding 12.50% through March 2010 with no limit thereafter. The interest rate as of September 30, 2010 was 4.24%.

The pricing under the senior secured credit facility is currently subject to a LIBOR floor of 3.00% plus 6.00%, and is tiered based on the Company’s leverage ratio. The interest rate as of September 30, 2010 was 9.00%.

During the first nine months of 2010, the Company made its scheduled quarterly payments of $0.9 million and additional payments of $17.4 million on the senior secured credit facility. As of September 30, 2010, the principal balance of the senior secured credit facility was $111.7 million. The revolving portion of the facility expired in January 2010. As of September 30, 2010, the Company was in compliance with all of its financial and other covenants for the senior secured credit facility.

10.	Capital Lease Obligation

In May 2010, the Company entered into a capital lease obligation related to certain computer software, software licenses, and hardware used in the Company’s insurance operations. The Company received cash proceeds from the financing in the amount of $28.2 million. As required by the lease agreements, the Company purchased $28.2 million of FDIC-insured certificates of deposit held in brokerage accounts and pledged as collateral against all of the Company’s obligations under the lease. The dollar amount of collateral pledged is set to decline over the term of the lease as the Company makes the scheduled lease payments. The lease term is 60 months with monthly rental payments totaling approximately $0.6 million. At the end of the initial term, the Company will have the right to purchase the software for a nominal fee, after which all rights, title and interest would transfer to the Company. The Company’s capital lease obligation was $26.4 million at September 30, 2010.

Property under capital lease at September 30, 2010 was as follows (in thousands):

	Cost	Accumulated Depreciation	Net
Computer software, software licenses and hardware	$28,189	$2,963	$25,226

Estimated future lease payments for the years ending December 31:

2010	$1,684
2011	6,736
2012	6,736
2013	6,736
2014	6,736
2015	2,807

Total estimated future lease payments	31,435
Less: Amount representing interest	4,994

Present value of future lease payments	$26,441

11.	Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current tax expense	$147	$2,223	$345	$3,312
Deferred tax expense (benefit)	319	(5,412)	956	(8,425)

Net income tax expense (benefit)	$466	$(3,189)	$1,301	$(5,113)

The effective tax rate on income differs from the federal statutory tax rate of 35% for the following reasons (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Loss before income tax expense (benefit)	$(22,654)	$(6,611)	$(37,394)	$(6,718)
Tax provision computed at the federal statutory income tax rate	(7,929)	(2,314)	(13,088)	(2,351)
Increases (reductions) in tax resulting from:
Tax-exempt interest	(48)	(345)	(357)	(1,165)
State income taxes	75	(197)	140	(85)
Valuation allowance	8,430	—	14,586	(1,008)
Other	(62)	(333)	20	(504)

Income tax expense (benefit)	$466	$(3,189)	$1,301	$(5,113)

Effective tax rate	(2.1)%	48.2%	(3.5)%	76.1%

Net deferred tax assets prior to recognition of the valuation allowance were $34.8 million and $20.8 million at September 30, 2010 and December 31, 2009, respectively. In assessing the realizability of its deferred tax assets, the Company considered whether it was more likely than not that its deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, the Company began recording a valuation allowance against deferred taxes in December 2009. As of September 30, 2010, the valuation allowance was $46.5 million.

In August 2010, the Company received a Revenue Agents Report for the 2006 Internal Revenue Service (IRS) audit. The IRS had one proposed adjustment related to the loss reserve deductions for 2006, which the Company has appealed.

12.	Legal and Regulatory Proceedings

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

In September 2009, plaintiff Toni Hollinger filed a putative class action in the U.S. District Court for the Eastern District of Texas against several county mutual insurance companies and reinsurance companies, including Affirmative Insurance Company. The complaint alleges that defendants engaged in unfair discrimination and violated the Texas Insurance Code by charging different policy fees for the same class and hazard of insurance written through county mutual insurance companies. On August 5, 2010, the Court issued an order dismissing plaintiff’s claims for lack of subject matter jurisdiction. Plaintiff filed a notice of appeal of the dismissal on August 25, 2010.

In October 2009, plaintiff Dalton Johnson filed a putative class action in Palm Beach County, Florida against Affirmative Insurance Company. The complaint alleges that Affirmative failed to apply a statutorily-permitted fee schedule for hospital emergency care and services enacted into law in January 2008, thereby exhausting prematurely the PIP benefits available to Affirmative’s insureds. Plaintiff filed an amended complaint in March 2010, which was dismissed with prejudice on May 14, 2010. On June 4, 2010, plaintiff filed a notice of appeal of the dismissal, but subsequently filed a notice of voluntary dismissal of the appeal on September 14, 2010. On September 17, 2010, the Court entered a final order of dismissal.

In January 2010, the Circuit Court of Cook County, Illinois granted plaintiff Valerie Thomas leave to amend her complaint to assert a putative class action against Affirmative Insurance Company. The complaint alleges that Affirmative failed to provide a statutory 5% premium discount to insureds who had anti-theft devices installed as standard equipment on their vehicles even when the insureds did not disclose the existence of such devices to Affirmative. The case has been consolidated with several identical class actions against other defendant insurance companies. On June 14, 2010, the court dismissed plaintiff’s breach of contract count, but denied Affirmative’s motion to dismiss as to all remaining counts. On July 19, 2010, Affirmative filed its answer to the amended complaint. The parties have commenced discovery. The Company believes that this claim lacks merit and intends to defend itself vigorously.

From time to time, the Company and its subsidiaries are subject to random compliance audits from federal and state authorities regarding various operations within its business that involve collecting and remitting taxes in one form or another. In 2006, two of the Company’s wholly-owned underwriting agencies were subject to a sales and use tax audit conducted by the State of Texas. The examiner for the State of Texas completed his audit report and delivered an audit assessment, for the period from January 2002 to December 2005, asserting that the Company should have collected and remitted approximately $2.9 million in sales tax derived from claims services performed by the Company’s underwriting agencies for policies sold by these underwriting agencies and issued by a county mutual insurance company through a fronting arrangement. The assessment included an additional $0.4 million for accrued interest and penalty for a total assessment of $3.3 million. The Company believes that these services are not subject to sales tax and is vigorously contesting the assertions made by the state and exercising all available rights and remedies available to the Company. In October 2006, the Company responded to the assessment by filing petitions with the Comptroller of Public Accounts for the State of Texas requesting a re-determination of the tax due. In June 2009, the Comptroller responded to the Company’s petition, disputing the validity of positions set forth in the Company’s October 2006 petitions. On July 20, 2010, the Comptroller served the Company with its responses to the Company’s discovery requests. The Company is reviewing the Comptroller’s discovery responses and the Company intends to present written and oral evidence and legal arguments to contest the imposition of the asserted taxes. Pending the administrative hearing process, the date for any potential payment is delayed and the final outcome of this tax assessment will not be known for some time. Due to the uncertainty surrounding the ultimate outcome of this matter, no liability has been recorded as of September 30, 2010.

13.	Net Loss Per Common Share

Net loss per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and restricted stock. Stock options outstanding of 1,245,900 and 1,601,339 for the three and nine months ended September 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock and thus the inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Loss from continuing operations	$(23,120)	$(3,392)	$(38,695)	$(249)

Denominator:
Weighted average common shares outstanding	15,415	15,415	15,415	15,415

Weighted average diluted shares	15,415	15,415	15,415	15,415

Basic loss per common share from continuing operations	$(1.50)	$(0.22)	$(2.51)	$(0.01)

Diluted loss per common share from continuing operations	$(1.50)	$(0.22)	$(2.51)	$(0.01)

14.	Fair Value of Financial Instruments

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

Financial assets and financial liabilities measured at fair value on a recurring basis

The following table provides information as of September 30, 2010 about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and government agencies	$29,635	$29,635	$—	$—
Residential mortgage-backed securities	3,786	—	3,786	—
States and political subdivisions	23,986	—	23,986	—
Corporate debt securities	137,147	—	137,147	—
FDIC-insured certificates of deposit	28,037	—	28,037	—
Auction-rate tax-exempt securities	8,843	—	—	8,843

Total investment securities	231,434	29,635	192,956	8,843
Cash and cash equivalents	63,352	63,352	—	—
Fiduciary and restricted cash	6,546	6,546	—	—
Other receivables (other assets)	2,123	—	—	2,123

Total assets	$303,455	$99,533	$192,956	$10,966

Liabilities:
Interest rate swaps (other liabilities)	$2,201	$—	$—	$2,201

Total liabilities	$2,201	$—	$—	$2,201

The following table provides information as of December 31, 2009 about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and government agencies	$24,642	$24,642	$—	$—
Residential mortgage-backed securities	4,664	—	4,664	—
States and political subdivisions	120,305	—	120,305	—
Corporate debt securities	64,045	—	64,045	—
Auction-rate tax-exempt securities	37,416	—	—	37,416

Total investment securities	251,072	24,642	189,014	37,416
Cash and cash equivalents	60,928	60,928	—	—
Fiduciary and restricted cash	15,004	15,004	—	—
Other receivables (other assets)	8,830	—	—	8,830

Total assets	$335,834	$100,574	$189,014	$46,246

Liabilities:
Interest rate swaps (other liabilities)	$4,108	$—	$—	$4,108

Total liabilities	$4,108	$—	$—	$4,108

Level 1 Financial assets

Financial assets classified as Level 1 in the fair value hierarchy include U.S. Government bonds and certain government agencies securities and cash or cash equivalents. These securities are actively traded and the Company estimates the fair value of these securities using unadjusted quoted market prices. Cash and cash equivalents primarily consist of highly liquid money market funds, which are reflected within Level 1 of the fair value hierarchy.

Level 2 Financial assets

Financial assets classified as Level 2 in the fair value hierarchy include mortgage-backed securities, tax-exempt securities, corporate bonds and FDIC-insured certificates of deposit. The fair value of these securities is determined based on observable market inputs provided by independent third-party pricing services and the Company discloses the fair values of these investments in Level 2 of the fair value hierarchy. The Company determined that its corporate debt securities are more appropriately classified as Level 2 in the fair value hierarchy. Prior year amounts have been reclassified to conform to the current year presentation. To date, the Company has not experienced a circumstance where it has determined that an adjustment is required to a quote or price received from independent third-party pricing sources. To the extent the Company determines that a price or quote is inconsistent with actual trading activity observed in that investment or similar investments, the Company would determine a fair value using this observable market information and disclose the occurrence of this circumstance. All of the fair values of securities disclosed in Level 2 are estimated based on independent third-party pricing services.

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

The Company’s Level 3 financial assets also include other receivables related to a settlement agreement with the Company’s broker to liquidate certain of the Company’s auction-rate tax-exempt securities. The settlement agreement requires the Company’s broker to purchase eligible securities at par, at any time during a two-year period beginning June 30, 2010. As of September 30, 2010, the Company held $11.0 million, at amortized cost, and $8.8 million fair value of auction-rate tax-exempt securities that are eligible for such settlement. The Company elected to record the settlement as a financial asset at fair value in accordance with ASC 825-10 Financial Instruments – Overall. The fair value of this agreement was estimated by third-party valuation sources to be $2.1 million as of September 30, 2010, and is included in other assets in Level 3 of the fair value hierarchy.

The Company’s Level 3 financial liabilities are interest rate swaps. The fair value of these swaps are determined by quotes from brokers that are not considered binding.

Fair value measurements for assets in category Level 3 for the three months ended September 30, 2010 were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction-Rate Tax-Exempt Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Assets
Balance at July 1, 2010	$12,166	$3,199
Transfers in and/or out of Level 3	—	—
Total gains or (losses) (realized/unrealized):
Included in earnings	1,072	(1,076)
Included in other comprehensive income	—	—
Settlements	(4,395)	—

Balance at September 30, 2010	$8,843	$2,123

Fair value measurements for liabilities in category Level 3 for the three months ended September 30, 2010 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at July 1, 2010	$2,800
Transfers into Level 3	—
Total losses included in earnings	252
Settlements	(851)

Balance at September 30, 2010	$2,201

The Company did not have any significant transfers between Levels 1 and 2 during the period ended September 30, 2010.

Fair value measurements for assets in category Level 3 for the nine months ended September 30, 2010 were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction-Rate Tax-Exempt Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Assets
Balance at January 1, 2010	$37,416	$8,830
Transfers in and/or out of Level 3	—	—
Total gains or (losses) (realized/unrealized):
Included in earnings	6,897	(6,707)
Included in other comprehensive income	—	—
Settlements	(35,470)	—

Balance at September 30, 2010	$8,843	$2,123

Fair value measurements for liabilities in category Level 3 for the nine months ended September 30, 2010 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at January 1, 2010	$4,108
Transfers into Level 3	—
Total losses included in earnings	862
Settlements	(2,769)

Balance at September 30, 2010	$2,201

Derivative financial instruments are reported at fair value on the consolidated balance sheet. The Company’s current derivative instruments consist of two interest rate swaps with an aggregate notional amount of $90 million outstanding at September 30, 2010, previously designated as hedges against the variability of cash flows associated with that portion of the senior secured credit facility. The interest rate swap liability is recorded in other liabilities on the consolidated balance sheet. The credit risk associated with these swap agreements is limited to the uncollected interest payments due from counterparties. As of September 30, 2010, counterparty credit risk was minimal.

Gains and losses (realized and unrealized) for Level 3 assets and liabilities included in earnings for the nine months ended September 30, 2010, are reported in net investment income, other income and loss on interest rate swaps as follows (in thousands):

	Net Investment Income	Other Income(Loss)	Loss on Interest Rate Swaps
Assets
Total gains (losses) realized in earnings	$6,897	$(6,707)	$—
Liabilities
Total gains (losses) realized in earnings	—	—	(862)

Total for the period ended September 30, 2010	$6,897	$(6,707)	$(862)

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. The following financial liabilities are not required to be recorded at fair value, but their fair value is being disclosed.

Notes payable — The fair values of the notes payable were determined using a third-party valuation source and were estimated to be $21.3 million in the aggregate with a total carrying value of $76.9 million at September 30, 2010.

Senior secured credit facility — The fair value of the senior secured credit facility was determined using a third-party valuation source and was estimated to be $88.1 million with a carrying value of $98.0 million at September 30, 2010.

15.	Discontinued Operations

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

The summarized statements of loss from discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue (including loss on disposal)	$—	$(20)	$—	$569
Pretax loss from discontinued operations	—	(47)	—	(1,835)
Income tax benefit	—	(17)	—	(479)

Loss from discontinued operations	$—	$(30)	$—	$(1,356)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2010, our subsidiaries included insurance companies licensed to write insurance policies in 40 states, underwriting agencies, and retail agencies with 201 owned stores and relationships with two unaffiliated underwriting agencies. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas, and Wisconsin) and distributing our own insurance policies through 9,300 independent agents or brokers in 10 states (Louisiana, Texas, Illinois, Alabama, California, Michigan, Missouri, Indiana, South Carolina, and New Mexico). In February 2010, we notified the Florida Insurance Commissioner of our intent to discontinue writing new and renewal policies in the state of Florida. We began issuing notices of non-renewal to insureds in May 2010.

We believe that the delivery of non-standard personal automobile insurance policies to individual consumers requires the interaction of four basic operations, each with a specialized function:

•	Insurance companies, which possess the regulatory authority and capital necessary to issue insurance policies;

•	Underwriting agencies, which supply centralized infrastructure and personnel required to design and service insurance policies that are distributed through retail agencies;

•	Retail agencies, which provide multiple points of sale under established local brands with personnel licensed and trained to sell insurance policies and ancillary products to individual consumers; and

•	Premium finance companies, which provide payment alternatives to individual customers of our retail agencies.

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

The Company completed its annual goodwill and indefinite lived intangible asset impairment analyses as of September 30, 2010. The Company reports under a single reporting segment and, as such, the goodwill analysis is measured under one reporting unit. Consistent with prior assessments, the fair value of the Company’s reporting unit was determined using an internally developed discounted cash flow methodology and other relevant indicators of value available in the market place such as market transactions and trading values of similar companies. Based upon the results of the assessment, the Company concluded that the carrying values of goodwill and other intangible assets were not impaired as of September 30, 2010.

Key inputs in our valuation model are projected cash flows, future inflationary trends, future tax rates, and the risk-adjusted discount rates. The risk-adjusted discount rates were developed using a capital asset pricing model to estimate our weighted-average cost of capital and ranged between 12.5% and 14.0%. The relative mix of capital between debt and equity was estimated at approximately 34 percent based on observed industry averages.

Based on the valuation model results, management concluded that goodwill was not impaired as the fair value of the Company exceeded its carrying value. Further, the fair value obtained from the discounted cash flow model was subject to a stress test by decreasing forecasted cash flows by 10%. The indicated stress value was sufficient to cover the book value of the Company.

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

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written and assumed by distribution channel for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Our underwriting agencies:
Retail agencies	$47,104	$50,742	$144,213	$163,445
Independent agencies	41,394	34,833	123,124	102,955

Subtotal	88,498	85,575	267,337	266,400
Unaffiliated underwriting agencies	4,796	5,850	15,999	19,493

Total	$93,294	$91,425	$283,336	$285,893

Total gross premiums written for the three months ended September 30, 2010 increased $1.9 million, or 2.0%, compared with the prior year primarily due to an increase in production from our independent agent distribution channel. Total gross premiums written for the nine months ended September 30, 2010 decreased $2.6 million, or 0.9%, compared with the prior year primarily due to a decline in production from our retail distribution channel. In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance carriers’ products only and do not include premiums written for third-party insurance carriers in our retail stores. We earn commission income and fees in our retail distribution channel for sales of third-party insurance policies. Gross premiums written in our retail distribution channel for the three and nine months ended September 30, 2010, decreased $3.6 million and $19.2 million, or 7.2% and 11.8%, respectively, when compared with the prior year. This decrease was due to more of our retail customers choosing third-party products due to soft market conditions.

In our independent agency distribution channel, gross premiums written for the three months ended September 30, 2010 increased $6.6 million, or 18.8%, compared with the prior year period, and gross premiums written for the nine months ended September 30, 2010 increased $20.2 million, or 19.6%, compared with the prior year period. The increase was due to an initiative to target the expansion of certain independent agent relationships.

Gross premiums written by our unaffiliated underwriting agencies for the three and nine months ended September 30, 2010 decreased $1.1 million and $3.5 million, respectively, or 18.0% and 17.9%, respectively, compared with the prior year. The following table displays our gross premiums written and assumed by state for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Louisiana	$35,876	$36,087	$109,923	$108,543
Texas	18,684	20,396	53,271	64,217
Illinois	10,565	8,916	31,812	31,269
Michigan	10,325	5,709	30,123	14,326
Alabama	7,392	7,324	23,086	22,729
California	4,763	5,788	15,873	19,272
Indiana	2,662	2,136	7,946	7,295
South Carolina	1,381	1,082	4,295	3,772
Missouri	1,130	2,058	4,010	7,109
New Mexico	452	728	1,507	2,207
Florida	32	1,136	1,365	4,934
Other	32	65	125	220

Total	$93,294	$91,425	$283,336	$285,893

In order to improve profitability, we have implemented and plan to continue to implement a number of pricing and underwriting actions. It is anticipated that these actions will result in a decline in premium production.

The following table displays our net premiums written by distribution channel for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Our underwriting agencies:
Retail agencies – gross premiums written	$47,104	$50,742	$144,213	$163,445
Ceded reinsurance	—	—	—	10,286

Subtotal retail agencies net premiums written	47,104	50,742	144,213	173,731

Independent agencies – gross premiums written	41,394	34,833	123,124	102,955
Ceded reinsurance	(1,839)	(651)	(3,997)	(1,304)

Subtotal independent agencies net premiums written	39,555	34,182	119,127	101,651

Unaffiliated underwriting agencies – gross premiums written	4,796	5,850	15,999	19,493
Ceded reinsurance	(19)	(32)	(73)	(121)

Subtotal unaffiliated underwriting agencies net premiums written	4,777	5,818	15,926	19,372

Catastrophe and excess of loss reinsurance	(1,282)	(179)	(1,518)	(530)

Total net premiums written	$90,154	$90,563	$277,748	$294,224

Total net premiums written for the three months ended September 30, 2010 decreased $0.4 million, or 0.5%, compared with the prior year quarter. Total net premiums written for the nine months ended September 30, 2010 decreased $16.5 million, or 5.6%, compared with the prior year period. The decrease for the nine-month period was primarily due to the termination of our quota share reinsurance contract for our Louisiana and Alabama business on a cut-off basis effective January 1, 2009 and the resulting return of $10.5 million of ceded unearned premium.

RESULTS OF OPERATIONS

We had a net loss from continuing operations of $23.1 million and $3.4 million for the three months ended September 30, 2010, and 2009, respectively. We had a net loss from continuing operations of $38.7 million and $0.2 million for the nine months ended September 30, 2010, and 2009, respectively. Significant items impacting the nine months ended September 30, 2009 results were a net pretax gain on extinguishment of debt of $19.4 million, which was partially offset by unfavorable prior year loss development of $11.0 million and loss on interest rate swaps of $4.9 million associated with the discontinuation of hedge accounting. Significant items impacting the nine months ended September 30, 2010 results were unfavorable loss development of $10.0 million.

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

Total revenues for the three months ended September 30, 2010 decreased $1.0 million, or 0.9%, compared with the three months ended September 30, 2009. The decrease was primarily due to an increase in losses and loss adjustment expenses and decreases in commission income and fees, net investment income and other income (loss), partially offset by increases in net premiums earned and net realized gains.

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the current quarter increased $2.5 million, or 2.8%, compared with the prior year quarter. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. Net premiums earned during the current quarter on policies sold through our affiliated underwriting agencies (including retail and independent agencies) increased by $3.4 million, or 4.1%. This increase is primarily due to continued expansion of the independent agent distribution channel, which was partially offset by the macroeconomic environment and soft market conditions. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $0.9 million, or 13.8%, compared with the prior year quarter.

The following table sets forth net premiums earned by distribution channel for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2010	2009
Our underwriting agencies	$85,642	$82,260
Unaffiliated underwriting agencies	5,433	6,301

Total net premiums earned	$91,075	$88,561

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

Commissions, premium finance and agency fees are earned on sales of third-party companies’ products sold by our retail agencies. As described above, in our owned stores, there can be a shift in the relative proportion of the sales of third-party insurance products as compared to sales of our own carriers’ products due to the relative competitiveness of our insurance products that could result in an increase in our commission income and fees from non-affiliated third-party insurers. We negotiate commission rates with the various third-party carriers whose products we agree to sell in our retail stores. As a result, the level of third-party commission income will also vary depending upon the mix by carrier of third-party products that are sold. In addition, we earn fees from the sales of other products and services such as auto club memberships and bond cards offered by unaffiliated companies.

The following sets forth the components of consolidated commission income and fees earned for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2010	2009
Policyholder fees	$7,491	$9,604
Premium finance revenue	5,731	5,597
Commissions and fees	3,778	3,690
Agency fees	1,230	1,133
Other, net	1	—

Total commission income and fees	$18,231	$20,024

Commission income and fees decreased $1.8 million, or 9.0%, compared with the prior year quarter.

Net Investment Income and Other Income (Loss). Net investment income for the current quarter decreased $1.2 million, or 51.6%, compared with the prior year quarter. The decrease was primarily due to a reduction in yields and a 15.7% decrease in total average invested assets to $229.4 million during the current quarter from $272.1 million during the prior year quarter. The average investment yield was 2.2% (2.3% on a taxable equivalent basis) in the current quarter, compared with 3.0% (3.9% on taxable equivalent basis) in the prior year quarter. In addition, investment income for our investment in real estate declined $0.5 million for the three months ended September 30, 2010, compared with the prior year quarter. This decrease is due to improvements we are making to the property for a new long-term lease, which is expected to commence in the fourth quarter of 2010.

In the first quarter of 2010, we began to reposition our investment portfolio by decreasing our tax-exempt investments. The purpose of the repositioning is to monetize the tax-exempt portion of the investments and to decrease our municipal credit exposure. The repositioning was completed in the second quarter of 2010. We sold $25.2 million of available-for-sale securities during the three-month period ended September 30, 2010, for a net realized gain of $0.1 million.

As of September 30, 2010, we held $11.0 million, at amortized cost, and $8.8 million fair value of auction-rate tax-exempt securities. Generally, the interest rates for these securities are determined by bidding every 7, 28 or 35 days. When there are more sellers than buyers, an auction fails and bondholders that want to sell are unable to sell the securities. Auctions for these securities began to fail in late January 2008. Issuers remain obligated to pay interest and principal when due when an auction fails. Rates at failed auctions are set at a level established in the terms of the debt.

In October 2008, our broker filed a prospectus with the SEC, which published a legally-binding offer to all authorized holders of auction-rate securities to purchase all eligible securities at par (“the settlement”). The time frames set by our broker for buybacks have different start dates based upon the individual client’s size, which is determined by each client’s balance of investments held at our broker. In November 2008, we elected to participate in our broker’s offer to purchase our auction-rate securities at par and classified our portfolio of auction-rate securities as trading. The settlement agreement requires our broker to purchase eligible securities at par, at any time during a two-year period beginning June 30, 2010. All auction-rate securities held at September 30, 2010 are eligible for buyback under the settlement agreements. At September 30, 2010 and December 31, 2009, the fair value of the settlement was $2.1 million and $8.8 million, respectively, which is recorded in other assets in the consolidated balance sheets with changes in fair value recorded in other income (loss) in the consolidated statements of income (loss). The Company had redemptions of auction rate securities, at par, of $4.4 million and realized gains of $1.1 million during the third quarter of 2010 offset by a corresponding reduction in fair value of the settlement recorded in other income (loss).

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

Losses and loss adjustment expenses for the current quarter increased $6.1 million, or 8.6%, compared with the prior year quarter. The current quarter included a reallocation of expenses to selling, general and administrative expenses to more accurately reflect claim handling costs. If the new allocation methodology was in place in the third quarter of 2009, losses and loss adjustment expenses would have been lower by $1.9 million. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 83.8% in the current quarter, compared with 79.4% in the prior year quarter. The increase in the current quarter loss ratio was primarily due to Texas and Michigan. Price increases have been made for both of those states to increase profitability. For the three months ended September 30, 2010, the adverse loss development of $1.0 million for the prior period was primarily due to continued unfavorable development from our 2009 business.

The following table displays the impact of loss development related to prior periods’ business on our loss ratio for the current quarter and the prior year quarter:

	Three Months Ended September 30,
	2010	2009
Loss ratio – current quarter	82.7%	79.4%
Adverse loss ratio development – prior period business	1.1	—

Reported loss ratio	83.8%	79.4%

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative (SG&A) expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our SG&A expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and the retail stores, but also the costs of the holding company. The largest component of SG&A expenses is personnel costs, including payroll, benefits and accrued bonus expenses. SG&A expenses increased $10.6 million, or 27.8%, compared with the prior year quarter primarily related to a $6.3 million increase in employee compensation and benefits, including $3.1 million in executive severance, a $1.1 million increase in amortization of policy acquisition costs due to increased independent agent sales volumes, and a reallocation of expenses from loss adjustment expense to more accurately reflect claim handling costs. If the new allocation methodology was in place in the third quarter of 2009, SG&A expenses would have been higher by $1.9 million.

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

Amortization of deferred policy acquisition costs is a major component of SG&A expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on SG&A expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended September 30,
	2010	2009
Amortization of deferred acquisition costs	$21,188	$19,047
Other selling, general and administrative expenses	27,501	19,045

Total selling, general and administrative expenses	$48,689	$38,092

Total as a percentage of net premiums earned	53.5%	43.0%

Beginning deferred acquisition costs	$24,276	$24,732
Additions	21,158	18,740
Amortization	(21,188)	(19,047)

Ending deferred acquisition costs	$24,246	$24,425

Amortization of deferred acquisition costs as a percentage of net premiums earned	23.3%	21.5%

Depreciation and Amortization. Depreciation and amortization expenses for the current quarter were consistent with the prior year quarter.

Loss on Interest Rate Swaps. Loss on interest rate swaps for the three months ended September 30, 2010 decreased $0.7 million, or 72.8%, compared with the same period in the prior year. The amendment of the senior credit facility in March 2009 resulted in the interest rate swaps becoming ineffective as cash flow hedges and are therefore carried at fair value. The loss relates to the impact on the determination of fair value associated with the decline in short-term interest rates implied in the forward yield curve.

Interest Expense. Interest expense for the current quarter decreased $0.9 million, or 14.5%, compared with the prior quarter. This decrease was due to a decrease in the average debt outstanding and lower weighted average interest rate, partially offset by the amortization of debt discount of $1.4 million in the current quarter.

Income Taxes. Income tax expense for the current quarter was $0.5 million as compared with an income tax benefit of $3.2 million for the same period in the prior year. The income tax expense for the three months ended September 30, 2010 was primarily due to an increase in the deferred tax liability related to goodwill and state tax expense.

Our net deferred tax assets prior to recognition of valuation allowance were $34.8 million and $20.8 million at September 30, 2010 and December 31, 2009, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. As of September 30, 2010, the valuation allowance was $46.5 million.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Total revenues for the nine months ended September 30, 2010 increased $4.8 million, or 1.4%, compared with the nine months ended September 30, 2009. The increase was primarily due to increases in net premiums earned, commission income and fees and net realized gains, partially offset by decreases in net investment income and other income (loss).

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the current period increased $4.2 million, or 1.5%, compared with the prior year period. Since insurance premiums are earned over the service period of the policies, the revenue in the current period includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. Net premiums earned during the current period on policies sold through our affiliated underwriting agencies (including retail and independent agencies) increased by $6.4 million, or 2.5%. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $2.2 million, or 11.3%, compared with the prior year period.

The following table sets forth net premiums earned by distribution channel for the current period and the prior year period (in thousands):

	Nine Months Ended September 30,
	2010	2009
Our underwriting agencies	$263,114	$256,733
Unaffiliated underwriting agencies	17,098	19,273

Total net premiums earned	$280,212	$276,006

Commission Income and Fees.

The following sets forth the components of consolidated commission income and fees earned for the current period and the prior year period (in thousands):

	Nine Months Ended September 30,
	2010	2009
Policyholder fees	$30,907	$29,251
Premium finance revenue	17,427	16,627
Commissions and fees	11,994	10,830
Agency fees	3,763	3,753
Other, net	—	13

Total commission income and fees	$64,091	$60,474

Commission income and fees increased $3.6 million, or 6.0%, compared with the prior year period. Policyholder fees have increased due to an increase in managing general agents’ fee income due to a change in the mix of business. Commissions and fees increased as a result of more of our retail customers choosing third-party products due to the soft market conditions.

Net Investment Income and Other Income (Loss). Net investment income for the current period decreased $3.5 million, or 48.7%, compared with the prior year period. The decrease was primarily due to a reduction in yields and a 12.7% decrease in total average invested assets to $234.3 million during the current period from $268.4 million during the prior year period. The average investment yield was 2.3% (2.7% on a taxable equivalent basis) in the current period, compared with 3.1% (4.1% on taxable equivalent basis) in the prior year period. In addition, investment income for our investment in real estate declined $1.7 million for the nine months ended September 30, 2010, compared with the prior year period. This decrease is due to improvements we are making to the property for a new long-term lease, which is expected to commence in the fourth quarter of 2010.

In the first quarter of 2010, we began to reposition our investment portfolio by decreasing our tax-exempt investments. The purpose of the repositioning is to monetize the tax-exempt portion of the investments and to decrease our municipal credit exposure. The repositioning was completed in the second quarter of 2010. As a result of the repositioning, we sold $102.2 million of available-for-sale securities during the nine months ended September 30, 2010, for a net realized gain of $1.4 million offset by a corresponding reduction in fair value of the settlement recorded in other income (loss).

For the nine-month period ended September 30, 2010, other income includes $0.6 million related to a settlement received from legal proceedings.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the current period increased $6.4 million, or 2.9%, compared with the prior year period. The current period included a reallocation of expenses to selling, general and administrative expenses to more accurately reflect claim handling costs. If the new allocation methodology was in place in the first nine months of 2009, losses and loss adjustment expenses would have been lower by $5.4 million. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 81.5% in the current period, compared with 80.4% in the prior year period. The increase in the current period loss ratio was primarily due to a change in mix due to growth in Texas and Michigan which have higher loss ratios than our average. For the nine months ended September 30, 2010, the adverse loss development of $10.0 million for the prior period accident year was primarily due to unfavorable development from our 2009 Texas and Michigan businesses. In the first nine months ended September 30, 2009, we recorded adverse loss development of $11.0 million primarily related to our Florida, Michigan and Louisiana businesses.

The following table displays the impact of loss development related to prior periods’ business on our loss ratio for the current period and the prior year period:

	Nine Months Ended September 30,
	2010	2009
Loss ratio – current period	77.9%	76.4%
Adverse loss ratio development – prior period business	3.6	4.0

Reported loss ratio	81.5%	80.4%

Selling, General and Administrative Expenses. The largest component of SG&A expenses is personnel costs, including payroll, benefits and accrued bonus expenses. SG&A increased $16.0 million, or 13.6%, compared with the prior year period. This increase was primarily related to a $5.5 million increase in amortization of policy acquisition costs due to higher independent agent sales volumes, an increase in employee compensation and benefits, including $3.1 million in executive severance, and a reallocation of expenses from loss adjustment expense to more accurately reflect claim handling costs. If the new allocation methodology was in place in the first nine months of 2009, SG&A expenses would have been higher by $5.4 million.

The following table sets forth the impact that amortization of deferred acquisition costs had on SG&A expenses and the change in deferred acquisition costs (in thousands):

	Nine Months Ended September 30,
	2010	2009
Amortization of deferred acquisition costs	$63,873	$57,085
Other selling, general and administrative expenses	69,902	60,643

Total selling, general and administrative expenses	$133,775	$117,728

Total as a percentage of net premiums earned	47.7%	42.7%

Beginning deferred acquisition costs	$24,230	$21,993
Additions	63,889	59,517
Amortization	(63,873)	(57,085)

Ending deferred acquisition costs	$24,246	$24,425

Amortization of deferred acquisition costs as a percentage of net premiums earned	22.8%	20.7%

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

Loss on Interest Rate Swaps. Loss on interest rate swaps for the current period decreased $5.0 million, or 85.3%, compared with the prior year period. The amendment of the senior credit facility in March 2009 resulted in the interest rate swaps becoming ineffective as cash flow hedges and are therefore carried at fair value. The loss relates to the impact on the determination of fair value associated with the decline in short-term interest rates implied in the forward yield curve.

Interest Expense. Interest expense for the current period increased $0.4 million, or 2.2%, compared with the prior period. This increase was due to higher interest rates on the senior secured credit facility and the amortization of debt discount of $4.9 million in the current period, partially offset by a decrease in the average debt outstanding.

Income Taxes. Income tax expense for the current period was $1.3 million, as compared with an income tax benefit of $5.1 million, for the prior year period. The income tax expense for the current period was primarily due to an increase in the deferred tax liability related to goodwill and state tax expense.

Our net deferred tax assets prior to recognition of valuation allowance were $34.8 million and $20.8 million at September 30, 2010 and December 31, 2009, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. As of September 30, 2010, the valuation allowance was $46.5 million.

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

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of September 30, 2010, we had $1.8 million of cash and cash equivalents at the holding company level and $19.0 million of cash and cash equivalents at our non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of September 30, 2010, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position. However, as mentioned previously, our nonregulated entities provide adequate cash flow to fund their own operations. In February 2009, we obtained approval from the New York Department of Insurance for one of our insurance subsidiaries to retire one million shares of its stock for $2.9 million and approved payment of an extraordinary dividend for $0.1 million.

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At September 30, 2010, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions on our part.

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

Senior secured credit facility. At September 30, 2010, we were in compliance with all of our financial and other covenants.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities and auction-rate tax-exempt securities classified as trading. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of less than three years. The fair value of our fixed-income securities as of September 30, 2010 was $231.4 million. The effective average duration of the portfolio as of September 30, 2010 was 2.0 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 2.0%, or $4.6 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 2.0%, or $4.6 million, increase in the market value of our fixed-income investment portfolio.

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

Derivative financial instruments are reported at fair value on the consolidated balance sheet. Our current derivative instruments consist of two interest rate swaps with an aggregate notional amount of $90.0 million outstanding at September 30, 2010. One swap instrument has a notional amount outstanding of $50.0 million that requires quarterly settlements whereby we pay a fixed rate of 4.993% and receive a three-month LIBOR rate. The second interest rate swap has a notional amount of $40.0 million outstanding, for which we pay a fixed rate of 3.031% and receive a three-month LIBOR rate. The interest rate swaps were previously designated as hedges against the variability of cash flows associated with that portion of the senior secured credit facility.

Our notes payable are also subject to interest rate risk. The $30.9 million notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of September 30, 2010 was 3.89%. The $25.8 million notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of September 30, 2010 was 3.84%. The $20.2 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.95%. The interest rate as of September 30, 2010 was 4.24%.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At September 30, 2010, our fixed-income investments were invested in the following: U.S. Treasury and government agencies securities 12.8%, corporate debt securities 59.3%, residential mortgage-backed securities 1.6%, states and political subdivisions securities 14.2% and FDIC-insured certificates of deposit 12.1%.

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	September 30, 2010	December 31, 2009
Total invested assets	$231,434	$251,072
Tax-equivalent book yield	2.70%	4.00%
Average duration in years	2.00	1.50
Average S&P rating	A+	AA-

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

The table below presents the total amount of receivables due from reinsurance as of September 30, 2010 and December 31, 2009, respectively (in thousands):

	September 30, 2010	December 31, 2009
Michigan Catastrophic Claims Association	$67,535	$18,452
Vesta Insurance Group	13,054	14,691
Quota-share reinsurer for Louisiana and Alabama business	692	3,955
Other	5,562	4,984

Total reinsurance receivable	$86,843	$42,082

Our receivables from the Michigan Catastrophic Claims Association increased significantly in the three months ended September 30, 2010 as we reevaluated the reserves associated with these claims. The change to our net exposure to these claims was immaterial.

The Michigan Catastrophic Claims Association (MCCA) is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan. For policies effective July 1, 2010 to June 30, 2011, the required retention is $0.5 million. As a writer of personal automobile policies in the state of Michigan, the Company cedes premiums and claims to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), Affirmative Insurance Company (AIC) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura Property and Casualty Insurance Company from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 1, 2004. On August 30, 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At September 30, 2010, the VFIC Trust held $16.9 million (after cumulative withdrawals of $8.5 million through September 30, 2010), consisting of $12.0 million of a U.S. Treasury money market account and $4.9 million of corporate bonds rated BBB or higher, to collateralize the $13.0 million net recoverable from VFIC.

At September 30, 2010, $11.4 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and

Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $21.6 million in securities (the AIC Trust). The Special Deputy Receiver (SDR) in Texas or the SDR in Hawaii drew down the AIC Trust $0.4 million through September 2010, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through September 2010.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of September 30, 2010, all such unaffiliated reinsurers had A.M. Best ratings of “A” or better.

Item 4.	Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e)), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2010. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Subsequently, during the first quarter of 2010, we implemented enhancements to our internal controls over financial reporting to ensure proper presentation and review of the income tax provision. We believe the controls have been effective during the three and nine months ended September 30, 2010.

There were no other changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 of Notes to Consolidated Financial Statements, “Legal and Regulatory Proceedings.”

Item 1A.	Risk Factors

There are no material changes to those risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2009.

Item 6.	Exhibits

31.1    Certification of Gary Y. Kusumi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification of Gary Y. Kusumi, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2    Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.
Date: November 15, 2010
/s/ Michael J. McClure
	By:	Michael J. McClure
Executive Vice President and Chief Financial Officer
(and in his capacity as Principal Financial Officer)