Form 10-K
period 2010-12-31
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2011-03-31
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2010), based on the price at which the common equity was last sold on such date ($3.99): $29,628,284

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: the number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 17, 2011 was 15,408,358.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2010 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days from December 31, 2010.

AFFIRMATIVE INSURANCE HOLDINGS, INC.

YEAR ENDED DECEMBER 31, 2010

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

As of December 31, 2010, our subsidiaries included insurance companies licensed to write insurance policies in 40 states, underwriting agencies, and retail agencies with 202 owned stores and relationships with two unaffiliated underwriting agencies. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) and distributing our own insurance policies through our owned retail stores and 9,200 independent agents or brokers in 9 states (Louisiana, Texas, Illinois, Alabama, California, Michigan, Missouri, Indiana and South Carolina). In May 2010, we discontinued writing new and renewal policies in the state of Florida. In July 2010, we discontinued writing new and renewal insurance policies in New Mexico.

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

Our policies are designed to be priced to allow us to achieve our targeted underwriting margin while at the same time meeting our customers’ needs for low down payments and flexible payment plans. We offer a variety of policy terms ranging from one month to one year. Our policy processing systems enable us to offer a variety of payment plans while minimizing the potential credit risk of uncollectible premiums. We may offer discounts for such items as proof of having purchased automobile insurance within a prescribed prior time period, maintaining homeowners’ insurance, or owning a vehicle with safety features or anti-theft equipment. We may also surcharge the customer for traffic violations and accidents, among other things.

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

Complementary insurance products. Our retail stores also sell a small amount of standard and preferred personal automobile insurance and certain other personal lines insurance products underwritten by third-party insurance companies. Our complementary insurance products are designed to appeal to purchasers of non-standard personal automobile insurance policies and currently include such products as homeowners and renters insurance, motorcycle and recreational vehicle coverage, vehicle protection and travel protection. We offer these products to complement our core offering of non-standard personal automobile insurance policies and to take advantage of our largely fixed cost retail stores, which enables us to generate additional commission income and fees with minimal incremental cost. The insurance companies that underwrite these products bear the insurance risk associated with these policies.

Ancillary non-insurance products and services. Our retail stores may offer non-insurance products and services designed to appeal to our customers, including towing, motor club memberships, hospital indemnity insurance and bond cards. We believe that these products and services will attract additional customers to our stores and will provide an additional means of generating commission income and fees with minimal incremental cost to us.

Distribution and Marketing

Our owned retail stores. Our retail stores serve as direct sales and customer service outlets for insurance companies and other vendors. As of December 31, 2010, we employed approximately 417 licensed sales personnel who sell products and services directly to individual consumers through our 202 owned retail stores. In June 2009, we sold all of our retail stores and franchise business in Florida. In contrast to the traditional state-by-state marketing approach that is a common practice in our industry, we have established the designated market area (DMA) as the fundamental market focus in our retail operations. As of December 31, 2010, our retail stores were located in 22 DMAs in 9 states.

The following charts list the geographic locations of our owned retail stores by DMA and by state as of December 31, 2010:

DMA	Retail Stores	State	Retail Stores
Chicago	45	Illinois	57
Dallas/Fort Worth	21	Louisiana	48
New Orleans	16	Texas	44
Houston	12	Alabama	19
Baton Rouge	9	Indiana	13
Lafayette	9	South Carolina	11
San Antonio	6	Missouri	7
Kansas City	6	Kansas	2
Other	78	Wisconsin	1

Total	202	Total	202

We operate our retail stores under four names — A-Affordable, Driver’s Choice, InsureOne, and USAgencies — that are well established in their respective DMAs. We extend market awareness through, among other things, yellow pages advertisements, television and radio advertising campaigns, direct mail, yellow pages, and other print advertisements that emphasize our down payments, flexible payment plans, convenient neighborhood locations and customer service, all of which are designed to generate walk-in traffic, or telephone inquiries to our retail stores. Since our retail business is highly dependent on advertising, segmenting our geographic markets into DMAs allows us to more efficiently concentrate these advertising and marketing support activities. We lease retail stores located in strip malls or other visible locations on major thoroughfares where we believe our customers drive or live. Our retail stores provide customer contact at the point of sale and most policy applications are completed in the retail stores. After completion of the initial insurance transaction, our customers often revisit these stores to make premium payments. This direct contact gives us an opportunity to establish a personal relationship with our customers, who in our experience generally prefer face-to-face interaction, and helps us provide quality and efficient service and identify opportunities to provide additional products and services.

Independent agencies. Our underwriting agencies also appoint independent retail agencies to sell our insurance company subsidiaries’ policies to individual customers. We believe that selling our insurance company subsidiaries’ policies through the independent agency distribution channel, in addition to selling through our owned retail stores, helps us to better leverage our resources to maximize sales of our insurance company subsidiaries’ policies when underwriting conditions are favorable. In 2010, we utilized approximately 4,700 independent agencies to sell the policies that they administer, and these independent agencies were responsible for 42.1% of our gross written premiums. In 2010, our top 10 independent agents produced 28.0% of the total independent agent volume and 11.8% of gross written premium. Our ability to develop strong and mutually beneficial relationships with independent agencies is important to the success of our multiple distribution strategy. We believe that strong product positioning and high service standards are key to independent agency loyalty. We foster our independent agency relationships by providing them our agency software applications designed to strengthen and expand their sales and service capabilities for our products. These software applications provide independent agencies with the ability to service their customers’ accounts and access their own commission information. We maintain strict and high standards for call answering and abandonment rate service levels in our customer service call centers. We believe the level and array of services that we offer to independent agencies creates value in their businesses.

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

Unaffiliated underwriting agencies. Our insurance company subsidiaries also issue insurance policies that are designed, distributed and serviced by unaffiliated underwriting agencies. We issue insurance policies sold through unaffiliated underwriting agencies with established customer bases in order to capture business in markets other than those targeted by our own underwriting agencies. In these instances, we collect fees to compensate us both for the use of our certificates of authority to transact insurance business in selected markets, as well as for assuming the risk that the unaffiliated underwriting agency will continuously and effectively administer these policies.

As of December 31, 2010, one unaffiliated underwriting agency in California actively produces business for our insurance company subsidiaries. For the years ended December 31, 2010 and 2009, unaffiliated underwriting agencies produced $20.6 million and $25.5 million of gross premiums written by our insurance company subsidiaries, respectively.

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

We provide a premium finance option for many of our customers. The option to premium finance offers several advantages, including:

•	the ability to finance multiple policies through a single premium finance agreement;

•	a greater flexibility of payment plan structure and down payment;

•	a defined regulatory framework for financing premiums;

•	the ability to generate revenues in our non-insurance subsidiaries; and

•	returns comparable to or exceeding those of installment billing.

In a typical premium finance arrangement, the premium finance company lends the amount of the premium (minus the insured’s down payment) to the insured and pays it to the insurance company on behalf of the insured. The insured makes periodic payments to the premium finance company over the term of the finance agreement. Payment plans and down payments are developed by giving consideration to expected default rates and their timing and the amount of the unearned portion of the insurance premiums being financed, since that provides security for the loan. Our billing systems also allow for the bundling of financed insurance products and non-financed ancillary products into a single pay plan.

If an insurance policy is cancelled before its term expires, the policyholder has the right to receive a return of the unearned premium. However, under a premium finance agreement, the policyholder assigns this right to the premium finance company to secure their obligation under the loan. If the policyholder defaults on a payment and after being notified of the default, fails to cure the default within the prescribed time period, the premium finance company has the right to order the insurance company to cancel the policy and pay to the premium finance company the amount of any unearned premium on the policy. If the amount of unearned premium exceeds the balance due on the loan plus any interest and applicable fees owed by the policyholder to the premium finance company, then the premium finance company returns the excess amount to the policyholder in accordance with applicable law.

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

Claims are handled directly by our employees for the insurance policies we administer with the exception of the California program which is handled by a third-party administrator. Our staff oversees the claims handling on the programs underwritten by our insurance companies through unaffiliated underwriting agencies. Our primary claims operations are located in Addison, Texas and Baton Rouge, Louisiana. We also provide claims service for Florida claims in our Melbourne, Florida location. We have consolidated operations to leverage scale to reduce costs, increase alignment and leverage talent while maintaining a local presence only to the extent that local environmental knowledge and presence provide a competitive advantage.

We have staff appraisers positioned throughout our markets where we have sufficient market penetration. Through the utilization of well-trained field appraisal personnel, we are able to maintain tighter control of the vehicle repair process, thereby reducing the amount we pay for repairs, storage costs and auto rental costs. We have a national centralized claims unit which manages first notice of loss, salvage, subrogation and special investigations. We have an aligned audit and control function responsible to ensure compliance with our claims standards and ensure consistent claims handling throughout the organization. We defend litigation by retaining outside defense counsel as well as employing staff counsel for those areas in which there is a sufficient volume of claims to make staff counsel economical.

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

Competition

The non-standard personal automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete based on factors such as the convenience of retail store locations, price, coverages offered, availability of flexible down payment arrangements and billing plans, customer service, claims handling and agent commission. We compete with other insurance companies that sell non-standard personal automobile insurance policies through independent agencies as well as with insurance companies that sell such policies directly to their customers. Our retail agencies and the independent agencies that sell our insurance products compete both with these direct writers and with other independent agencies. Therefore, our competitors are not only large national insurance companies, but also smaller regional insurance companies and independent agencies that operate in a specific region or single state in which we operate. Based upon data obtained from A.M. Best, we believe that, as of December 31, 2009, the top ten insurance groups accounted for approximately 72.3% of the approximately $23.5 billion non-standard market segment, measured in annual earned premiums.

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

Regulatory Environment

We are subject to comprehensive regulation and supervision by government agencies in Illinois, Louisiana, Michigan and New York, the states in which our insurance company subsidiaries are domiciled, as well as in the states where we sell insurance products, issue policies and handle claims. Certain states impose restrictions or require prior regulatory approval of certain corporate actions, which may adversely affect our ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow our business profitably. These regulations provide safeguards for policy owners and are not intended to protect the interests of stockholders. Our ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.

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

Capital requirements. Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At December 31, 2010, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions.

State departments of insurance financial strength requirements. Various individual state departments of insurance in jurisdictions where our insurance company subsidiaries conduct business maintain specific requirements in connection with the financial strength of property and casualty insurance companies. Failure on the part of our insurance company subsidiaries to comply with these requirements could subject us to an examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Illinois requires an insurer to maintain an amount of qualifying investments as defined at least equal to the lesser of $250.0 million or 100% of adjusted loss reserves and loss adjustment reserve expenses. As of December 31, 2010, Affirmative Insurance Company was deficient in qualifying assets by $29.5 million. We submitted our plan to the Illinois Department of Insurance in March 2011. The plan that we proposed included a $3.8 million ordinary dividend and a $21.0 million extraordinary distribution from two of AIC’s insurance company subsidiaries, which were completed in March 2011 and an extraordinary dividend from one of AIC’s insurance company subsidiaries, which is subject to its state insurance department approval. If the state insurance department does not approve the extraordinary dividend we have other means available to us to cure the deficiency.

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

As of December 31, 2010, our insurance subsidiaries had eight ratios outside the usual ranges.

•

One of these ratios reflects the negative operating margin reported over the previous two-year period. Underwriting losses for the current year were primarily driven by the unfavorable development on prior accident year reserves, loss ratios for the current year that were higher than originally expected, and other underwriting expenses.

•	The amount of reserve increases related to prior accident years also caused one ratio to be outside the usual range.

•

Two of these ratios reflect the significant reduction in policyholder surplus resulting from the current year underwriting losses. Some of the insurance subsidiaries had one of these ratios outside the usual range due to the low levels of surplus retained in their capital structure.

•

Two of the ratios were triggered by the level of assumed premiums from our other insurance subsidiaries. The amount of reinsurance assumed from our other insurance subsidiaries is periodically evaluated by management and the contracts amended to affect capital utilization strategies.

•	The ratio of premium receivables as a percentage of surplus was outside the usual range although premium receivable balances are comparable to prior years.

•	The other ratio outside the usual range related to reduced investment yields for the year.

Regulation of dividends. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations is largely dependent on dividends or other payments from our operating subsidiaries, which include our agency subsidiaries and our insurance company subsidiaries. State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. Our insurance companies may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s surplus as of the preceding year end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.

Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed.

Acquisition of control. The acquisition of control of our insurance company subsidiaries requires the prior approval of their applicable insurance regulators. Generally, any person who directly or indirectly through one or more affiliates acquires 10% or more of the outstanding securities of an insurance company or its parent company is presumed to have acquired control of the insurance company. In addition, certain state insurance laws contain provisions that require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of our common stock.

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

Trade practices. The manner in which we conduct the business of insurance is regulated in an effort to prohibit practices that constitute unfair methods of competition or unfair or deceptive acts or practices. Prohibited practices include disseminating false information or advertising; defamation; boycotting, coercion and intimidation; false statements or entries; unfair discrimination; rebating; improper tie-ins with lenders and the extension of credit; failure to maintain proper records; improper use of proprietary information; sliding, packaging or other deceptive sales conduct; failure to maintain proper complaint handling procedures; and making false statements in connection with insurance applications for the purpose of obtaining a fee, commission or other benefit. We set business conduct policies for our employees and we require them, among other things, to conduct their activities in compliance with these statutes.

Federal Insurance Office. In 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which, in addition to imposing a number of new compliance obligations on publicly traded companies, created within the United States Department of the Treasury a new Federal Insurance Office (FIO), whose purpose is (in part) to collect information about the insurance industry and monitor the industry for systemic risk. If the FIO were to recommend to the new Financial Stability Oversight Council (also created by the Dodd-Frank Act) that we are “systemically significant” and therefore require additional regulation, or that the insurance industry as a whole should be regulated at the federal level, our businesses could be affected significantly. We are unable to predict whether any additional federal laws or regulations will be enacted and how and to what extent such laws and regulations would affect our businesses.

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

Financial reporting. We are required to file quarterly and annual financial reports with states using statutory accounting practices that are different from generally accepted accounting principles (GAAP), which reflect our insurance company subsidiaries on a going concern basis. The statutory accounting practices used by state regulators, in keeping with the intent to assure policyholder protection, are generally based on a liquidation concept. For a summary of significant differences for our insurance companies between statutory accounting practices and GAAP, see Note 2 of Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

Use of county mutual in Texas. In 2003, legislation was passed in Texas that was described as comprehensive insurance reform affecting the homeowners and automobile insurance business. With respect to non-standard personal automobile insurance, the most significant provisions provided for additional rate regulation and limitations on the use of credit scoring and territorial distinctions in underwriting and rating risks. For the year ended December 31, 2010, approximately 19% of our gross premiums written were issued to customers in Texas. These policies were primarily written by an unaffiliated county mutual insurance company and 100% assumed by our insurance companies. We and many of our competitors contract with Texas county mutual insurance companies primarily because these entities are allowed the flexibility of multiple-rate plans. Even though the Texas Commissioner of Insurance has been given broader rulemaking authority under the 2003 law, to date we have experienced little impact in the design and pricing flexibility of our products. The county mutual system remains flexible and continues to meet our needs.

Employees

As of December 31, 2010, we employed 1,268 employees.

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

The insurance industry can be affected by many macroeconomic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. Disruptions in the overall economy and financial markets could reduce consumer confidence in the economy and adversely affect consumers’ ability to purchase automobile insurance policies or ancillary products from us, which could be harmful to our financial position and results of operations, adversely affect our ability to comply with our covenants under our credit facility. Such declines may also, in addition to negatively impacting our operating results, adversely impact our overall financial condition, liquidity, credit rating, ability to access capital markets, and ability to retain and attract key employees. There can be no assurances that government responses to the recent disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

Our largest stockholder controls a significant percentage of our common stock and its interests may conflict with those of our other stockholders.

New Affirmative LLC (New Affirmative) beneficially owns approximately 51% of our outstanding common stock. As a result, New Affirmative exercises significant influence over matters requiring stockholder approval, including the election of directors, changes to our charter documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of New Affirmative with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. New Affirmative’s continued concentrated ownership may have the effect of delaying or preventing a change of control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Future issuances or sales of our common stock, including under our equity incentive plan or in connection with future acquisition activities, may adversely affect our common stock price.

As of the date of this filing, we had an aggregate of 56,591,642 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 3,000,000 shares of our common stock for issuance under our equity incentive plan, of which 1,235,900 shares are issuable upon vesting and exercise of options granted as of the date of this filing, including exercisable options of 1,098,100 as of December 31, 2010. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the percentage ownership held by our stockholders.

New Affirmative, our largest stockholder, beneficially owns approximately 51% of our common stock. New Affirmative has certain demand and piggyback registration rights with respect to the shares of our common stock it beneficially owns. Sales of a substantial number of shares of common stock by our largest stockholder, New Affirmative, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock.

Since we are a “controlled company” for purposes of The NASDAQ Global Select Market’s corporate governance requirements, our stockholders will not have, and may never have, the protections that these corporate governance requirements are intended to provide.

Since we are a “controlled company” for purposes of The NASDAQ Global Select Market’s corporate governance requirements, we are not required to comply with the provisions requiring that a majority of our directors be independent, the compensation of our executives be determined by independent directors or nominees for election to our board of directors be selected by independent directors. As a result, our stockholders will not have, and may never have, the protections that these rules are intended to provide. The board of directors has determined that Paul J. Zucconi, Thomas C. Davis, J. Christopher Teets, Mory Katz and Nimrod T. Frazer are independent under The NASDAQ Global Select Market’s listing standards.

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

Our business is concentrated in a limited number of states. For the year ended December 31, 2010, approximately 39.7% of our gross premiums written related to policies issued to customers in Louisiana, 19.0% to customers in Texas, 11.7% to customers in Illinois and 9.1% to customers in Michigan. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it less attractive for us to do business in these states and could have an adverse effect on our financial results.

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

Although the reinsurer is liable to us to the extent we transfer, or “cede,” risk to the reinsurer, we remain ultimately liable to the policyholder on all risks reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. The reinsurers for our quota share and excess of loss reinsurance agreements all have A ratings from A.M. Best. Accordingly, the Company believes there is minimal credit risk related to these reinsurance receivables. We also ceded premiums to the Michigan Catastrophic Claims Association (MCCA), which is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan.

We are also subject to the risk that our reinsurers may dispute their obligations to pay our claims. As a result, we may not recover claims made to our reinsurers in a timely manner, if at all. In addition, if insurance departments deem that under our existing or future reinsurance contracts the reinsurer does not assume significant risk and does not have a reasonable possibility of significant loss, we may not be able to increase our ability to write business based on this reinsurance. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We may incur significant losses if Vesta Fire Insurance Corporation (VFIC), which currently has an A.M. Best financial strength rating of “F” (In Liquidation) or any of our other reinsurers, do not pay our claims in a timely manner.

Although our reinsurers are liable to us to the extent we transfer risk to the reinsurers, we remain ultimately liable to our policyholders on all risks reinsured. Consequently, if any of our reinsurers cannot pay their reinsurance obligations, or dispute these obligations, we remain liable to pay the claims of our policyholders. In addition, our reinsurance agreements are subject to specified contractual limits on the amounts and types of losses covered, and we do not have reinsurance coverage to the extent our losses exceed those limits or are not of the type reinsured. As of December 31, 2010, we had a $13.2 million net recoverable (net of $2.9 million payable) from VFIC. We have, with the approval of the VFIC Special Deputy Receiver and the District Court, Austin, Texas, withdrawn $8.7 million from the trust securing our reinsurance recoverables from VFIC, which represented 100% of the amount we paid in losses as of the date of the withdrawal covered by the VFIC reinsurance. We have made arrangements with the VFIC Special Deputy Receiver to submit quarterly statements for approval to withdraw additional funds from the trust based upon losses paid. VFIC currently has been assigned a financial strength rating of “F” (In Liquidation) from A.M. Best. According to A.M. Best, “F” ratings are assigned to companies that have been placed under an order of liquidation by a court of law or whose owners have voluntarily agreed to liquidate the company. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss, which would have a material adverse effect on our business, financial condition and results of operations.

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

Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At December 31, 2010, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions on our part.

Our failure to maintain financial strength requirements as set forth by various state departments of insurance could adversely affect our business and overall liquidity.

Various individual state departments of insurance in jurisdictions where our insurance company subsidiaries conduct business maintain specific requirements in connection with the financial strength of property and casualty insurance companies. Failure on the part of our insurance company subsidiaries to comply with these requirements could subject us to an examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Illinois requires an insurer to maintain an amount of qualifying investments as defined at least equal to the lesser of $250.0 million or 100% of adjusted loss reserves and loss adjustment reserve expenses. As of December 31, 2010, Affirmative Insurance Company was deficient in qualifying assets by $29.5 million. We submitted our plan to the Illinois Department of Insurance in March 2011. The plan that we proposed included a $3.8 million ordinary dividend and a $21.0 million extraordinary distribution from two of AIC’s insurance company subsidiaries, which were completed in March 2011 and an extraordinary dividend from one of AIC’s insurance company subsidiaries, which is subject to its state insurance department approval. If the state insurance department does not approve the extraordinary dividend we have other means available to us to cure the deficiency.

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

For the year ended December 31, 2010, independent agencies were responsible for approximately 42.1% of the gross premiums produced by our underwriting agencies. As a result, our business depends in part on the marketing efforts of independent agencies and on our ability to offer insurance products and services that meet the requirements of these independent agencies and their customers. Independent agencies are not obligated to sell or promote our products, and since many of our competitors rely significantly on the independent agency market, we must compete with other insurance companies and underwriting agencies for independent agencies’ business. Some of our competitors offer a larger variety of products, lower prices for insurance coverage or higher commissions, and we therefore may not be able to continue to attract and retain independent agencies to sell our insurance products. A material reduction in the amount of business our independent agencies sell would negatively impact our revenues.

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

If our insurance companies, which currently have A.M. Best financial strength ratings of “B-”, fail to maintain commercially acceptable financial strength ratings, our ability to implement our business strategies successfully could be significantly and negatively affected.

Financial strength ratings are important in establishing the competitive position of insurance companies and could have an effect on an insurance company’s sales. A.M. Best, generally considered to be a leading authority on insurance company ratings and information, has currently assigned four of our insurance companies ratings of “B-”. The “B-” rating is the eighth highest of fifteen rating categories that A.M. Best assigns to insurance companies, ranging from “A++” (Superior) to “F” (In Liquidation). According to A.M. Best, “B-” ratings are assigned to insurers that have a fair ability to meet their current obligations to policyholders but are financially vulnerable to adverse changes in underwriting or economic conditions. This rating reflects A.M. Best’s opinion of our ability to pay claims and is not an evaluation directed to investors regarding an investment in our common stock. In evaluating an insurance company’s financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. In addition, A.M. Best evaluated the insurance company’s ownership and the capital structure of the parent company. Our insurance companies’ ratings are subject to change at any time and may be revised downward or revoked at the sole discretion of A.M. Best.

Because various parties may use our A.M. Best ratings as a factor in deciding whether to transact business with us, the current ratings of our insurance companies or their failure to maintain the current ratings may dissuade a party conducting business with us.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2010, our investment portfolio was primarily invested in fixed-income securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities. We attempt to mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. If market interest rates were to change 1.0% (for example, the difference between 5.0% and 6.0%), the fair value of our fixed-income securities would change approximately $4.4 million. The change in fair value was determined using duration modeling assuming no prepayments.

We are subject to a number of restrictive debt covenants under our credit facility that may restrict our business and financing activities.

Our credit facility contains restrictive debt covenants that, among other things, restrict our ability to:

•	Borrow money;

•	Pay dividends and make distributions;

•	Issue stock;

•	Make certain investments;

•	Use assets as security in other transactions;

•	Create liens;

•	Enter into affiliate transactions;

•	Merge or consolidate; or

•	Transfer and sell assets.

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

As a holding company, we are dependent on the results of operations of our operating subsidiaries to meet our obligations.

We are organized as a holding company, a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, we are dependent upon dividends and other payments from our operating subsidiaries, which include our agency subsidiaries and our insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of December 31, 2010, our insurance companies may not pay ordinary dividends to the holding company without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As of December 31, 2010, we leased an aggregate of approximately 466,041 square feet of office space in various locations throughout the United States. The office space includes a lease for approximately 56,875 aggregate square feet of office space in a common building in Burr Ridge, Illinois, and our Burr Ridge lease term expires in November 2016. We lease approximately 56,888 square feet of office space in Addison, Texas, and our Addison lease term expires in March 2015. We also have two leases of approximately 71,909 aggregate square feet of office space in Baton Rouge, Louisiana. One Baton Rouge lease is for approximately 20,117 square feet of office space with a term that expires in September 2012. The second Baton Rouge lease is for approximately 51,792 square feet of office space with a term that expires in December 2019. We also presently have space in Melbourne, Florida with approximately 3,225 square feet which will expire in October 2012. We also have offices in Chicago, Baton Rouge and Dallas, which have 4,003, 3,394, and 2,619 square feet, respectively. In addition, we have 202 owned retail stores that presently lease space on an individual basis at various locations in the states in which we do business. None of these individual retail store leases are material to our operations.

In Baton Rouge, Louisiana, we own a building of approximately 177,469 square feet for investment purposes. The building is under a lease agreement with a federal agency. The lease expires on November 16, 2020. However, the federal agency may terminate the lease, in whole or in part, upon one hundred twenty days’ written notice on or after December 17, 2015.

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

We are named from time to time as parties in various legal actions arising in the ordinary course of our business and arising out of or related to claims made in connection with our insurance policies and claims handling. We believe that the resolution of these legal actions will not have a material adverse effect on our consolidated financial position or results of operations. However, the ultimate outcome of these matters is uncertain.

From time to time, we and our subsidiaries are subject to random compliance audits from federal and state authorities regarding various operations within our business that involve collecting and remitting taxes or assessing taxes on certain activities, in one form or another. In 2006, two of our wholly-owned underwriting agencies were subject to a sales and use tax audit conducted by the State of Texas. The examiner for the State of Texas completed his audit report and delivered two companion audit assessments, for the period from January 2002 to December 2005, asserting collectively that we should have collected and remitted approximately $2.9 million in additional sales tax derived from allegedly taxable claims services performed by our underwriting agencies for policies sold by these underwriting agencies and issued by a county mutual insurance company through a fronting arrangement. The assessments included an additional $0.4 million for accrued interest and penalty for a total assessment of $3.3 million. In October 2006, we responded to the assessments by filing two petitions with the Comptroller of Public Accounts for the State of Texas requesting a re-determination of the taxes alleged to be due. On December 22, 2010, the parties filed a Joint Motion to Dismiss memorializing their agreement by which: (1) the full amount of the assessments would be upheld; (2) we would make one payment of $250,000 in full compromise and satisfaction of both the assessments and all related penalty and interest; and (3) upon receipt of our payment, all additional tax, penalties and interest remaining unpaid would be reduced to zero and we would be discharged from all remaining liability. On January 27, 2011, the Comptroller rendered its final decision approving the parties’ agreement and dismissing our petitions for redetermination. The $250,000 settlement was accrued in the Company’s consolidated balance sheet as of December 31, 2010.

On October 26, 2010, the Chapter 7 Trustee for Brooke Corporation, Brooke Capital Corporation and Brooke Investments, Inc., along with Brooke Agency Services Company, LLC (“BASC”), filed an adversary proceeding in the U.S. Bankruptcy Court for the District of Kansas against Affirmative Insurance Holdings, Inc., Affirmative Insurance Services, Inc., Affirmative Insurance Services of Illinois, Inc., and Affirmative Insurance Company. The Plaintiffs assert claims for an accounting, constructive fraudulent transfer and preferential transfer under Section 547 of the Bankruptcy Code, seeking to recover premium funds transferred to the Defendants by BASC pursuant to producer agreements pursuant to which BASC’s franchisee’s sold Defendants’ insurance policies. Plaintiffs also assert a claim for breach of contract for alleged unpaid profit sharing commissions. We believe that these claims lack merit and intend to defend ourselves vigorously.

Affirmative Insurance Company is party to a 100% quota share reinsurance agreement with a Texas county mutual insurance company, and the Company serves as a general agent for business written pursuant to that agreement. On January 10, 2011, we filed a petition for Interpleader and Declaratory Judgment in the District Court of Tarrant County, Texas on behalf of the Texas county mutual insurance company against Benjamin Rodriguez, Teresa Jaramillo, Oralia Barron and our insured, Cipriano Almanza, seeking leave to tender to the Court $20,000 in remaining proceeds of Almanza’s policy in satisfaction of a July 16, 2010 Final Judgment entered against Almanza in favor of Rodriguez, Jaramillo and Barron in the approximate amount of $770,000. The Texas county mutual insurance company included a claim for Declaratory Judgment based upon threatened action by counsel for Rodriguez, Jaramillo and Barron to assert direct claims against the Texas county mutual insurance company for amounts in excess of Almanza’s policy limits due to an alleged violation of the Stowers duty to settle within policy limits. As 100% reinsurer, we would be liable for any excess verdict entered against the Texas county mutual insurance company. We believe that the threatened Stowers claim lacks merit and intend to defend ourselves vigorously.

On August 17, 2009, plaintiff Toni Hollinger filed a putative class action in the U.S. District Court for the Eastern District of Texas against several county mutual insurance companies and reinsurance companies, including Affirmative Insurance Company. The complaint alleges that defendants engaged in unfair discrimination and violated the Texas Insurance Code by charging different policy fees for the same class and hazard of insurance written through county mutual insurance companies. On August 5, 2010, the Court issued an order dismissing plaintiff’s claims for lack of subject matter jurisdiction. Plaintiff filed a notice of appeal of the dismissal on August 25, 2010. The appeal is pending. We believe that this claim lacks merit and intend to defend ourselves vigorously.

On January 12, 2010, the Circuit Court of Cook County, Illinois granted plaintiff Valerie Thomas leave to amend her complaint to assert a putative class action against Affirmative Insurance Company. The complaint alleged that Affirmative failed to provide a statutory 5% premium discount to insureds who had anti-theft devices installed as standard equipment on their vehicles even when the insureds did not disclose the existence of such devices to Affirmative. The case was consolidated with several identical class actions against other defendant insurance companies. On March 24, 2011, pursuant to the parties’ Stipulation of Dismissal, the Court issued an order dismissing the plaintiff’s complaint.

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

Market Information

Our common stock is traded on the NASDAQ Global Select Market (formerly known as the NASDAQ National Market) under the symbol AFFM. The following table sets forth, for the periods indicated, the high, low and closing sales prices for our common stock as reported on the NASDAQ Global Select Market:

	First Quarter Ended March 31	Second Quarter Ended June 30	Third Quarter Ended September 30	Fourth Quarter Ended December 31
2010
High	$5.14	$4.75	$4.00	$3.81
Low	3.60	3.99	3.10	2.25
Close	4.70	3.99	3.70	2.67
Cash dividends declared per share	—	—	—	—
2009
High	$3.92	$3.65	$5.72	$5.05
Low	1.10	2.77	3.38	3.44
Close	3.20	3.55	4.92	4.08
Cash dividends declared per share	—	—	—	—

Shareholders of Record

On March 17, 2011, the closing sales price of our common stock as reported by the NASDAQ Global Select Market was $2.15 per share, there were 15,408,358 shares of our common stock issued and outstanding and there were 9 known holders of record of our common stock and approximately 1,000 beneficial owners.

Dividends

The declaration and payment of dividends is subject to the discretion of our board of directors and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our subsidiaries, and other factors deemed relevant by our board of directors. On March 27, 2009, we amended our senior secured credit facility. Under the terms of the amendment, dividends are permitted only if the leverage ratio is less than or equal to 1.5. As a result, no dividends were eligible to be paid in 2010 or 2009, and management believes dividends will not be eligible to be paid during 2011. Further, we may enter into new agreements or incur additional indebtedness in the future which may further prohibit or restrict the payment of dividends. There is no requirement that we must, and we cannot assure that we will, declare and pay any dividends in the future. Our board of directors may determine to retain such capital for repayment of indebtedness, general corporate or other purposes. For a discussion of our cash resources and needs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources”.

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

Performance Graph

The following graph shows the percentage change in our cumulative total stockholder return on our common stock measured by dividing (x) the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between our share price at the end and the beginning of the periods presented, by (y) the share price at the beginning of the periods presented. The graph demonstrates cumulative total returns for us, NASDAQ and the NASDAQ Insurance Index from December 31, 2005, through December 31, 2010.

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

As of December 31, 2010, our subsidiaries included insurance companies licensed to write insurance policies in 40 states, underwriting agencies, and retail agencies with 202 owned stores and relationships with two unaffiliated underwriting agencies. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas, and Wisconsin) and distributing our own insurance policies through 9,200 independent agents or brokers in 9 states (Louisiana, Texas, Illinois, Alabama, California, Michigan, Missouri, Indiana and South Carolina). In May 2010, we discontinued writing new and renewal policies in the state of Florida. In July 2010, we discontinued writing new and renewal policies in New Mexico.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with U. S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions when applying our accounting policies. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are described below. For a detailed discussion on the application of these and other accounting policies, see note 2 of Notes to Consolidated Financial Statements which appears in Item 8 of this Annual Report.

•	reserving for unpaid losses and loss adjustment expenses;

•	reinsurance recoverable on paid and incurred losses;

•	valuation of investments;

•	accounting for business combinations, goodwill and other intangible assets;

•	deferred acquisition costs; and

•	income taxes.

Reserving for unpaid losses and loss adjustment expenses. On a quarterly basis at the end of each financial reporting period, we record our best estimate of our overall reserve for both current and prior accident years. The amount recorded represents the remaining amount we expect to pay for all covered losses that occurred through the current financial statement date, as well as the amount we expect to expend for all claim settlement expenses. The overall reserve for losses and loss adjustment expenses estimate that we record is the difference between (1) our point estimate of the ultimate loss and ultimate loss adjustment expenses, and (2) the amount of losses and loss adjustment expenses paid through the current financial statement date. Our point estimate of ultimate loss consists of a point estimate for incurred but not reported (IBNR) losses and case reserves. The point estimate of ultimate loss adjustment expenses consists of a separate point estimate for adjusting and other expenses and for defense and cost containment expenses.

We utilize different processes to determine our best estimate for unpaid losses and unpaid loss adjustment expenses. We establish a standard system-generated case loss reserve that varies by state, program, coverage and, in some instances for certain coverages, elapsed time since date of loss. The only variation to this methodology for setting case loss reserves exists in the instance where we believe our financial exposure for a particular loss event is significant and in fact may approach or be equal to our policy limits. In these instances, we will establish a case loss reserve to reflect claims’ view regarding the potential cost of this exposure to us. The system automatically adjusts the case loss reserves downward in the event a partial payment is made and a claim remains open. We will re-adjust the case loss reserves in an instance where a partial payment is made if we believe the facts of the claim justify a different reserve. This activity is generally limited to our personal injury protection coverage, where we have a significant amount of this type of activity and the settlement time is longer than for our normal business.

We estimate IBNR losses and ultimate loss adjustment expenses quarterly using detailed statistical analyses and judgment including adjustment for deviations in trends caused by internal and external variables that may affect the resulting reserves. The underlying processes require the use of estimates and informed judgment, and as a result the establishment of loss and loss adjustment expenses reserves is an inherently uncertain process. The following generally accepted actuarial loss and loss adjustment expenses (LAE) reserving methodologies are used in our analysis:

•

Paid Loss Development — We use historical loss or loss adjustment expense payments over discrete periods of time to estimate future losses or loss adjustment expense. Paid development methods assume that the pattern of paid losses or loss adjustment expense occurring in past periods will recur for losses occurring in subsequent periods.

•

Incurred Loss Development — We use historical case incurred loss and loss adjustment expense (i.e., the sum of cumulative loss or loss adjustment expense payments plus outstanding case loss reserves) over discrete periods of time to estimate future losses. Incurred development methods assume that the case loss and loss adjustment expense reserving practices are consistently applied over time.

•

Paid Bornhuetter/Ferguson — We use a combination of paid development methods and expected loss and loss adjustment expense methods. Expected loss ratio methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected loss and loss adjustment expense ratios are typically developed based upon the information used in pricing and are multiplied by the total amount of premiums earned to calculate ultimate loss and loss adjustment expense which is then proportionately added to the actual paid to date.

•

Incurred Bornhuetter/Ferguson — We use a combination of incurred development methods and expected loss adjustment expense methods. Expected loss ratio methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected loss and loss adjustment expense ratios are typically developed based upon the information used in pricing and are multiplied by the total amount of premiums earned to calculate ultimate loss and loss adjustment expense which is then proportionately added to the actual incurred to date.

•

Frequency and Severity Methods — We use historical claim count development over discrete periods of time to estimate future claim count development. We utilize internal and external information to determine trends in loss severity and select ultimate severity by accident period. A ratio of ultimate claim counts to earned car years is applied to the ultimate severity per claim for each accident quarter.

There are numerous factors, both internal and external, that we consider when evaluating the reasonableness of the various methods used to determine the actuarial best estimate of loss and loss adjustment expense reserves. Many of the factors vary for different states, programs, coverage groups, and accident periods. Some examples of internal factors considered are changes in product mix, changes in claims-handling practices, loss cost trends and underwriting standards and rules. With the most recent change in claims practices, a key variable that we are monitoring is the decrease in claim duration and the affect on the claims tail and severity. External factors considered include frequency, severity, the effect of inflation on medical hospitalization, material repair and replacement costs, as well as general economic and legal trends.

We track monthly the actual emergence of loss and loss adjustment expense data by accident period and compare it to the expected emergence. We review any deviations and determine if it is appropriate to revise any assumptions that will be used to develop loss and loss adjustment expense reserve estimates.

We review loss reserve adequacy quarterly by accident year at a state, program and coverage level. Carried reserves are adjusted as additional information becomes known. Such adjustments are reflected in our current year operations.

The range of potential ultimate values for any accident year diminishes with the age of the accident year. A recent accident year will tend to have a wider range of potential values as the claims may have only recently been reported or details as to the injuries are still unknown. As the accident year ages, the number of open claims diminishes and the specifics of the injury become clearer. Due to the introduction of new claims practices in late 2009, the closure of claims has been accelerated. This acceleration has increased the severity of claims paid to date as claims that would have been paid at later dates have been settled earlier than in the past. As it takes a number of quarters for normal reserving patterns to reflect the impact of these types of claims practice changes, additional uncertainty has been introduced into the reserve review process. If the additional severity were to persist into future payments, the additional loss exposure would be approximately between $15 and $20 million on a gross basis and between $13 and $18 million on a net basis. These values are reflected in the ranges of gross and net reserves.

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

At December 31, 2010, our receivables from reinsurers included $13.2 million net recoverable (net of $2.9 million payable) from VFIC. At December 31, 2010, the VFIC Trust held $16.7 million to collateralize the $13.2 million net recoverable from VFIC. We have, with the approval of the VFIC Special Deputy Receiver and the District Court, Austin, Texas, withdrawn $8.7 million through December 31, 2010 from the trust securing our reinsurance recoverables from VFIC, which represented 100% of the amount we paid in losses as of the date of the withdrawal covered by the VFIC reinsurance. We have made arrangements with the VFIC Special Deputy Receiver to submit quarterly statements for approval to withdraw additional funds from the trust based upon losses paid.

As of December 31, 2010 and 2009, we had no reserve for uncollectible reinsurance recoverables. We assessed the collectibility of our year-end receivables and believe all amounts are collectible based on currently available information.

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

We conduct regular reviews to assess whether our investments are impaired and if any impairment is other than temporary. Factors considered by us in assessing whether an impairment is other than temporary include the credit quality of the investment, the duration of the impairment, our ability and intent to hold the investment until recovery or maturity and overall economic conditions. Under Financial Accounting Standards Board (FASB) guidance adopted in the second quarter of 2009, an other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss), a component of stockholders’ equity. All impairments on our available-for-sale investment securities were considered temporary in nature as of December 31, 2010 and 2009, respectively. Accordingly, unrealized losses are recorded in other comprehensive income on our consolidated balance sheet.

Gains and losses realized on the disposition of investment securities are determined on the specific-identification basis and credited or charged to income. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income.

Valuation of goodwill and other intangible assets. We evaluate goodwill for impairment annually as of September 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. We report under a single reporting segment and, as such, the goodwill analysis is measured at the consolidated company level. Consistent with prior assessments, the fair value of the Company was determined using an internally developed discounted cash flow methodology and other relevant indicators of value available in the market place such as market transactions and trading values of similar companies. Management considered its market capitalization in relation to its book value and believes that our market capitalization is not representative of the long-term value of the Company. In arriving at this conclusion, management considered the limited daily trading volume of the Company’s stock, the global economic factors impacting the financial markets in general and the specific performance of the Company as indicated by written premium volumes as compared to plan during the recent months of economic decline.

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

Based upon the results of the assessment, we concluded that the carrying values of goodwill and other intangible assets were not impaired as of September 30, 2010.

Due to the loss development recognized in the fourth quarter, the Company revised its five-year forecast and performed an updated discounted cash flow model to assess the recoverability of recorded goodwill as of December 31, 2010. Certain assumptions used to determine the fair value of the Company were revised, as of December 31, including, in part, discount rate, additional rate increases implemented in the fourth quarter of 2010, and enhanced product design.

The effect of these assumptions was incorporated into our forecasts for 2011 and later years. A discount rate of 16.5% was used at December 31, 2010, which management believes represents an appropriate risk-adjusted discount rate based on the Company’s overall cost of capital. Based on its updated analysis, the Company concluded that there was no impairment of goodwill as of December 31, 2010, as the fair value of the Company continued to exceed its carrying value.

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

Deferred acquisition costs. Deferred acquisition costs represent the deferral of expenses that we incur acquiring new business or renewing existing business. Policy acquisition costs (primarily commissions, advertising, premium taxes and underwriting and agency expenses related to issuing a policy) are deferred and charged against income ratably over the terms of the related policies. Management regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. At December 31, 2010, we determined a premium deficiency existed and recorded a $0.5 million reduction of deferred acquisition costs. Judgments as to the ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with unearned premiums.

Income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. In addition, we assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statement of operations. The Company carries a full valuation allowance as of December 31, 2010 that was established as of December 31, 2009.

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

ADOPTION OF NEW ACCOUNTING STANDARDS

In the second quarter of 2009, we adopted FASB guidance related to the recognition and measurement of other-than-temporary impairments for debt securities which replaced the pre-existing “intent and ability” indicator. These new standards specify that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). Adoption of the new guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.

We also adopted in the second quarter of 2009 FASB standards that provide guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. These new standards also provide guidance on identifying circumstances that indicate a transaction is not orderly. In addition, we are required to disclose in interim as well as annual reporting periods the inputs and valuation techniques used to measure fair value and discussion of changes in valuation techniques. Adoption of these standards did not have a material effect on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance on measuring the fair value of liabilities and clarifies that the quoted price for an identical liability, when traded as an asset in an active market, is also a Level 1 measurement, the highest priority in the fair value hierarchy, when no adjustment to the quoted price is required. This guidance was effective for interim and annual periods beginning after August 27, 2009. We did not have any revisions in valuation techniques as a result of adopting this guidance in the fourth quarter of 2009.

RECENTLY ISSUED ACCOUNTING STANDARDS

ASU 2010-26 modifies the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. The new standard requires costs to be incremental or directly related to the successful acquisition of new or renewal contracts to be capitalized as a deferred acquisition cost. The provisions of the new standard are effective for interim and annual periods beginning after December 15, 2011 and may be adopted early as of the beginning of an annual reporting period using either the prospective or retrospective method. Adoption of the new standard could have a material impact on our consolidated financial position or results of operations. Management is evaluating the impact.

ASU 2010-20 amended guidance for disclosures about the credit quality of financing receivables and the allowance for credit losses. The new standard amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide additional information about the nature of credit risks inherent in a company’s financing receivables, how a company analyzes and assesses credit risk in determining its allowance for credit losses, and the reasons for any changes a company may make in its allowance for credit losses. The provisions of the new standard are generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of the new guidance had no significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

ASU 2009-16 eliminated the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The provisions of the new standards are effective for fiscal years beginning after November 15, 2009. The adoption of the new standard effective January 1, 2010 did not impact our consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

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

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written and assumed by distribution channel (in thousands):

	Year Ended December 31,
	2010	2009	2008
Our underwriting agencies:
Retail agencies	$184,464	$206,156	$233,967
Independent agencies	148,851	136,165	120,704

Subtotal	333,315	342,321	354,671
Unaffiliated underwriting agencies	20,565	25,489	30,388

Total	$353,880	$367,810	$385,059

Total gross premiums written for 2010 decreased $13.9 million, or 3.8%, compared with 2009 primarily due to a decline in production from our retail distribution channel. In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance carriers’ products only and do not include premiums written for third-party insurance carriers in our retail stores. We earn commission income and fees in our retail distribution channel for sales of third-party insurance policies. Gross premiums written in our retail distribution channel for 2010 decreased $21.7 million, or 10.5%, when compared with 2009. This decrease was due to more of our retail customers choosing third-party products. The overall net reduction in premium volume produced by our retail agencies is primarily due to the shift in policies sold to shorter periods of coverage. The following represents gross premiums written produced by our retail agencies (in thousands):

	2010	2009
Our policies	$184,464	$206,156
Third-party carrier policies	48,375	42,330

Total	$232,839	$248,486

In our independent agency distribution channel, gross premiums written for 2010 increased $12.7 million, or 9.3%, compared with 2009. The increase was due to an initiative to target the expansion of certain independent agent relationships.

Gross premiums written by our unaffiliated underwriting agencies in 2010 decreased $4.9 million, or 19.3%, compared with 2009. This decline was due to a decision to reduce the writings of one of the agencies.

During 2010 and into 2011, a number of actions have been taken to increase prices and strengthen underwriting standards to improve the profitability of the gross premiums written. As a result, base rates on an overall basis have increased by 15% from September 30, 2010 to the first quarter of 2011. Improved controls and monitoring of pricing activity have been put in place. We have suspended or constrained new business production for unprofitable independent agent relationships. We expect that these actions will have a negative effect on premium production levels in 2011, but should improve the profitability of the business.

In addition, we expect to introduce a multivariate pricing product in 2011 for new business in the states of Louisiana, Alabama, Texas and Illinois. The new product is expected to result in an improvement in profitability through better segment pricing.

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

The following table displays our gross premiums written and assumed by state (in thousands):

	Year Ended December 31,
	2010	2009	2008
Louisiana	$140,642	$138,484	$140,270
Texas	67,078	79,712	66,006
Illinois	41,417	41,939	52,604
Michigan	32,314	22,682	16,292
Alabama	28,475	28,099	27,353
California	20,404	25,216	29,905
Indiana	10,277	9,738	9,848
South Carolina	5,571	4,499	8,599
Missouri	4,541	8,569	9,514
New Mexico	1,665	2,775	3,565
Florida	1,337	5,825	20,619
Other	159	272	484

Total	$353,880	$367,810	$385,059

The following table displays our net premiums written by distribution channel (in thousands):

	Year Ended December 31,
	2010	2009	2008
Our underwriting agencies:
Retail agencies — gross premiums written	$184,464	$206,156	$233,967
Ceded reinsurance	(37,433)	10,286	(41,881)

Subtotal retail agencies net premiums written	147,031	216,442	192,086

Independent agencies — gross premiums written	148,851	136,165	120,704
Ceded reinsurance	(27,461)	(2,264)	(1,856)

Subtotal independent agencies net premiums written	121,390	133,901	118,848

Unaffiliated underwriting agencies — gross premiums written	20,565	25,489	30,389
Ceded reinsurance	(3,542)	(152)	(226)

Subtotal unaffiliated underwriting agencies net premium written	17,023	25,337	30,163

Excess of loss coverages with various reinsurers	(2,858)	—	—
Catastrophe coverages with various reinsurers	(538)	(706)	(709)

Total net premiums written	$282,048	$374,974	$340,388

The following table sets forth net premiums earned by distribution channel (in thousands):

	Year Ended December 31,
	2010	2009	2008
Our underwriting agencies	$313,129	$339,996	$325,595
Unaffiliated underwriting agencies	20,138	25,420	31,706

Total net premiums earned	$333,267	$365,416	$357,301

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for 2010 decreased $32.1 million, or 8.8%, compared with 2009. This decrease was primarily due to the overall reduction in gross premium volumes and the effect of a quota share reinsurance agreement put in place during the fourth quarter of 2010.

Since insurance premiums are earned over the service period of the policies, the revenue in the current period includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. Net premiums earned during the current period on policies sold through our affiliated underwriting agencies (including retail and independent agencies) decreased by $26.9 million, or 7.9%. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $5.3 million, or 20.8%, compared with the prior year.

Net premiums earned for 2009 increased $8.1 million, or 2.3%, compared with 2008. Net premiums earned during 2009 on policies sold through our affiliated underwriting agencies increased by $14.4 million, or 4.4%. This increase is primarily due to the increase in retention on the Louisiana and Alabama business with the termination of a quota-share reinsurance agreement, which was partially offset by the macroeconomic environment. Net premiums earned on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $6.3 million, or 19.8%, compared with 2008.

Reinsurance. The following table reflects the premiums ceded and assumed under reinsurance agreements in our consolidated financial statements (in thousands):

	Year Ended December 31,
	2010	2009	2008
Direct premiums written	$288,296	$291,137	$324,826
Assumed premiums	65,584	76,673	60,233

Gross premiums written	353,880	367,810	385,059
Ceded premiums written	(71,832)	7,164	(44,671)

Net premiums written	$282,048	$374,974	$340,388

We assume reinsurance from a Texas county mutual insurance company (the county mutual) whereby we have assumed 100% of the policies issued by the county mutual for business produced by our owned MGAs.

A quota-share reinsurance agreement was put in place effective October 1, 2010. Under the terms of the quota-share agreement, we cede 40% of the unearned premium except for Michigan business as of the effective date and 40% of the gross premium written except for Michigan business through December 31, 2010. Premiums ceded under the quota-share agreement reduced net written premiums and net earned premiums in 2010 by $65.0 million and $38.8 million, respectively. A separate quota-share reinsurance agreement was put in place effective January 1, 2011. Under the terms of the 2011 agreement, we cede 28% of gross written premium in all states other than Michigan through December 31, 2011. Our quota-share ceding commission rate structure varies based on loss experience for both agreements. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations.

For 2008, we ceded 25% of our Louisiana and Alabama business under a quota-share reinsurance agreement. Effective January 1, 2009, we terminated this quota-share reinsurance contract for Louisiana and Alabama business on a cut-off basis and received $7.8 million of returned unearned premiums, net of $2.6 million returned ceding commissions.

The amount of recoveries pertaining to reinsurance contracts that were deducted from losses and loss adjustment expenses incurred during 2010, 2009 and 2008 was approximately $75.2 million, $7.1 million and $31.3 million, respectively. The amount of loss reserves and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Losses and loss adjustment expense reserves	$93,084	$32,447	$40,667
Unearned premium reserve	34,149	1,096	11,037

Total	$127,233	$33,543	$51,704

The following table summarizes the ceded incurred losses and loss adjustment expenses (consisting of ceded paid losses and loss adjustment expenses and change in reserves for loss and loss adjustment expenses ceded) to various reinsurers (in thousands):

	Year Ended December 31,
	2010	2009	2008
Paid losses and loss adjustment expenses ceded	$14,604	$15,295	$37,445
Change in loss and loss adjustment expense reserves ceded	60,636	(8,219)	(6,112)

Incurred losses and loss adjustment expenses ceded	$75,240	$7,076	$31,333

The Michigan Catastrophic Claims Association (MCCA) is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan. For policies effective in 2010 the required retention is $0.5 million. As a writer of personal automobile policies in the state of Michigan, we cede premiums and claims to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders. Our ceded premiums written to the MCCA were $3.3 million, $2.4 million and $1.9 million in 2010, 2009 and 2008, respectively. Our ceded losses to the MCCA were $50.7 million, $4.3 million and $4.5 million in 2010, 2009 and 2008, respectively. The increase was primarily due to an increase in ceded case reserves due to revised estimates of ultimate losses.

We entered into an excess of loss reinsurance contract effective August 1, 2010 that provides coverage for individual losses in excess of $100,000 up to $1 million primarily to reduce our exposure to no-fault medical losses in Michigan and other exposures. In addition, we entered into a reinsurance agreement effective June 1, 2010 to provide coverage for catastrophic events that may involve multiple insured losses.

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

The following sets forth the components of consolidated commission income and fees earned for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Policyholder fees	$39,614	$39,139	$42,916
Premium finance revenue	23,442	21,926	19,230
Commissions and fees	15,598	13,510	9,265
Agency fees	4,854	4,779	4,737
Other, net	—	14	305

Total commission income and fees	$83,508	$79,368	$76,453

Commission income and fees increased $4.1 million, or 5.2%, compared with 2009. Premium finance revenue has increased due to the continued emphasis on providing premium financing solutions for our customers. Commissions and fees have increased due to the increase in third-party policies sold and the expansion of ancillary product offerings in all of our retail stores.

In 2009, commission income and fees increased $2.9 million, or 3.8%, compared with 2008. Policyholder fees decreased in 2009 compared with 2008 due to the lower volume of premiums written in states where we collect policyholder fees. Commissions and fees increased as a result of a revised rate structure in 2009, more of our retail customers choosing third party products due to the market conditions, and a concerted effort to sell more ancillary products.

Net Investment Income and Other Income. Net investment income includes income on our portfolio of debt securities and lease income from our investment in real property. Net investment income for 2010 decreased $4.5 million, or 47.8%, compared with 2009. The decrease was primarily due to a reduction in yields and a 12.9% decrease in total average invested assets to $232.3 million during 2010 from $266.7 million during 2009. The average investment yield was 2.3% (2.6% on a taxable equivalent basis) in 2010, compared with 3.0% (4.0% on taxable equivalent basis) in 2009. In addition, investment income for our investment in real estate declined $1.9 million for 2010 compared with 2009. This decrease was due to the vacancy of the property while we made improvements for a new long-term lease, which commenced in the fourth quarter of 2010.

Net investment income for 2009 decreased $4.3 million, or 31.3%, compared with 2008, consisting of a $4.6 million decrease in investment income on debt securities, partially offset by a $0.5 million increase in lease income from investment in real property. The decrease was primarily due to a reduction in yields and a 14.2%

decrease in total average invested assets to $266.7 million during 2009 from $310.7 million during 2008. The average investment yield was 3.0% (4.0% on a taxable equivalent basis) in 2009 as compared to 4.1% (5.6% on a taxable equivalent basis) in 2008.

In the first quarter of 2010, we began to reposition our investment portfolio by decreasing our exposure to tax-exempt investments. The repositioning was completed in the second quarter of 2010. We sold $123.6 million of available-for-sale securities during 2010 for a net realized gain of $1.6 million.

At December 31, 2010, our fixed-income investments were invested in the following: corporate debt securities 59.2%; FDIC-insured certificates of deposit 12.8%; U.S. Treasury and government agencies securities 12.2%; states and political subdivisions securities 10.7%; and mortgage-backed securities 5.1%. The average quality of our portfolio was A+ at December 31, 2010. We attempt to mitigate interest rate risk by managing the duration of our fixed-income portfolio to a target range of three years or less. As of December 31, 2010, the effective duration of our fixed-income investment portfolio was 2.1 years.

Our investment strategy is to conservatively manage our investment portfolio by primarily investing in readily marketable, investment-grade, fixed-income securities. We currently do not invest in common equity securities and we have no exposure to foreign currency risk. The Investment Committee of our Board of Directors has established investment guidelines and periodically reviews portfolio performance for compliance with our guidelines.

Generally, the interest rates for auction-rate tax-exempt securities are determined by bidding every 7, 28 or 35 days. When there are more sellers than buyers, an auction fails and bondholders that want to sell are unable to sell the securities. Auctions for these securities began to fail in late January 2008. Issuers remain obligated to pay interest and principal when due when an auction fails. Rates at failed auctions are set at a level established in the terms of the debt.

In October 2008, our broker filed a prospectus with the SEC, which published a legally-binding offer to all authorized holders of auction-rate securities to purchase all eligible securities at par (“the settlement”). The time frames set by our broker for buybacks had different start dates based upon the individual client’s size, which is determined by each client’s balance of investments held at our broker. In November 2008, we elected to participate in our broker’s offer to purchase our auction-rate securities at par and classified our portfolio of auction-rate securities as trading. The settlement agreement requires our broker to purchase eligible securities at par, at any time during a two-year period beginning June 30, 2010. At December 31, 2010, there were no auction-rate securities in our investment portfolio. At December 31, 2009, the fair value of the settlement was $8.8 million which is recorded in other assets in the consolidated balance sheets with changes in fair value recorded in other income (loss) in the consolidated statement of income (loss). We had redemptions of auction- rate securities, at par, of $46.4 million and realized gains of $9.0 million during 2010 offset by a corresponding reduction in fair value of the settlement recorded in other income (loss).

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for 2010 increased $24.5 million, or 8.5%, compared with 2009. Losses and loss adjustment expenses for 2009 increased $13.8 million, or 5.0%, compared with 2008.

The following table displays loss ratios:

	Year Ended December 31,
	2010	2009	2008
Loss ratio — current accident year, excluding hurricane losses	85.4%	74.9%	75.1%
Adverse loss ratio development — prior accident year	8.4	4.0	1.1
Hurricane losses	—	—	0.6

Reported loss ratio	93.8%	78.9%	76.8%

In 2010, the increase in the current accident year loss ratio was due to increased losses on the Texas and Michigan businesses as well as significantly increased severity, which was primarily due to the claims transformation project that began in the third quarter of 2009. Significant pricing and underwriting actions were taken to address Texas and Michigan profitability in 2010. Also, additional controls were established in the handling of claims to mitigate the significant increases in severity that occurred.

In 2010, the adverse development on reserve estimates from prior accident years was $28.0 million. This primarily related to the 2009 accident year and was a result of the Texas and Michigan businesses and the increase in severity starting in the third quarter of the year due to the claims transformation project. In 2009, adverse development on reserve estimates for prior accident years was $14.8 million. This was primarily due to the Florida business due to a decision in late 2007 to promote our full coverage product, which had inadequate pricing and product management. We ceased writing business in Florida in May 2010.

Our losses and loss adjustment expenses are a blend of the specific estimated and actual costs of providing the coverage contracted by the purchasers of our insurance policies. We maintain reserves to cover our estimated ultimate liability for losses and related loss adjustment expenses for both reported and unreported claims on the insurance policies issued by our insurance companies. The establishment of appropriate reserves is an inherently uncertain process, involving actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of claims based on historical claims information, estimates of future trends in claims severity and other variable factors such as inflation. The change in claims practices that began in the third quarter of 2009 have added additional uncertainty to the reserving process. Due to the inherent uncertainty of estimating reserves, reserve estimates can be expected to vary from period to period. To the extent that our reserves prove to be inadequate in the future, we would be required to increase our reserves for losses and loss adjustment expenses and incur a charge to earnings in the period during which such reserves are increased. The historic development of our reserves for losses and loss adjustment expenses is not necessarily indicative of future trends in the development of these amounts.

If existing estimates of the ultimate liability for losses and related loss adjustment expenses are lowered, then that favorable development is recognized in the subsequent period in which the reserves are reduced. This has the effect of benefiting that subsequent period, when the aggregate losses and loss adjustment expenses (reflecting the favorable development related to previously reported earned premiums) are reduced relative to that period’s earned premium. Although the favorable development must be included in that subsequent period’s financial statements, it is appropriate for measurement purposes to compare only the losses and loss adjustment expenses related to any specific period’s earned premiums in evaluating performance during that particular period. During 2010, we experienced frequency indications that were flat compared to prior year selections and severity trends for liability business that were significantly higher than in the past. In a period of stable premium rates, these trends would have resulted in deteriorating loss ratios.

The following table provides a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses (in thousands):

	Year Ended December 31,
	2010	2009	2008
Gross balance at beginning of year	$193,647	$204,637	$227,947
Less: Reinsurance recoverable	32,447	40,667	46,854
Less: Deposits	245	516	349

Net balance at beginning of year	160,955	163,454	180,744
Incurred related to:
Current year	284,623	273,395	270,665
Prior year	28,046	14,809	3,726
Paid related to:
Current year	183,364	172,389	164,690
Prior year	131,473	118,314	126,991

Net balance at the end of year	158,787	160,955	163,454
Reinsurance recoverable	93,084	32,447	40,667
Deposits	213	245	516

Gross balance at the end of year	$252,084	$193,647	$204,637

Our losses, loss adjustment expense reserves and deposit liabilities of $252.1 million on a gross basis and $158.8 million on a net basis are our best estimates as of December 31, 2010. The analysis provided by our internal valuation methods indicated that the expected range for the ultimate liability for our losses and loss adjustment expense reserves, as of December 31, 2010, was between $328.1 million and $240.6 million on a gross basis and between $230.7 million and $149.5 million on a net basis.

The following table presents the development of reserves for unpaid losses and loss adjustment expenses from 2000 through 2010 for our insurance company subsidiaries, net of reinsurance recoveries or recoverables. The first line of the table presents the reserves at December 31 for each indicated year. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to us. The upper portion of the table presents the cumulative amounts subsequently paid as of successive years with respect to those claims. The lower portion of the table presents an update of the estimated amount of the previously recorded reserves based upon the experience as of the end of each succeeding year. The estimates are revised as more information becomes known about the payments, frequency and severity of claims for individual years. A redundancy (deficiency) exists when the reestimated reserves at each December 31 is less (greater) than the prior reserve estimate. The cumulative redundancy (deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Our historical net liabilities for losses and loss adjustment expenses are impacted by our 100% quota-share reinsurance contract with VFIC. During 2000, one of our insurance companies retained a small book of business, but ceded a majority of its business to VFIC. For the years 2001, 2002 and 2003 we reinsured 100% of business written or assumed by our insurance companies to VFIC. The following table summarizes the development of reserves for unpaid losses and loss adjustment expenses (in thousands):

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Net liability for unpaid losses and LAE:
Originally estimated	$3,493	$—	$—	$—	$55,500	$116,109	$138,421	$180,744	$163,454	$160,955	$158,787
Reserve adjustment from acquisition of USAgencies	—	—	—	—	—	—	27,810	—	—	—	—

Adjusted reserves, net of reinsurance	3,493	—	—	—	55,500	116,109	166,231	180,744	163,454	160,955	158,787
Cumulative paid as of December 31,
One year later	3,493	—	—	—	17,396	62,715	99,235	126,991	118,314	131,474
Two years later	3,493	—	—	—	31,194	83,974	131,873	160,754	155,317
Three years later	3,493	—	—	—	39,686	94,879	145,652	176,911
Four years later	3,493	—	—	—	43,106	100,444	153,103
Five years later	3,493	—	—	—	45,409	104,699
Six years later	3,493	—	—	—	46,458
Seven years later	3,493	—	—	—
Eight years later	3,493	—	—
Nine years later	3,493	—
Ten years later	3,493

Liability re-estimated as of December 31,
One year later	3,493	—	—	—	46,948	110,875	161,208	184,470	178,262	189,001
Two years later	3,493	—	—	—	47,417	109,193	161,734	195,550	187,370
Three years later	3,493	—	—	—	48,404	110,015	168,066	198,643
Four years later	3,493	—	—	—	48,452	116,171	169,075
Five years later	3,493	—	—	—	51,279	117,353
Six years later	3,493	—	—	—	51,634
Seven years later	3,493	—	—	—
Eight years later	3,493	—	—
Nine years later	3,493	—
Ten years later	3,493

Net cumulative redundancy/ (deficiency)	$—	$—	$—	$—	$3,866	$(1,244)	$(2,844)	$(17,899)	$(23,916)	$(28,046)	N/A

The following table is a reconciliation of our net liability to our gross liability for losses and loss adjustment expenses (in thousands):

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
As originally estimated:
Net liability shown above	$3,493	$—	$—	$—	$55,500	$116,109	$138,421	$180,744	$163,454	$160,955	$158,787
Add reinsurance recoverable	46,818	43,345	64,677	58,507	43,363	19,169	21,590	46,854	40,667	32,447	93,084

Gross liability	50,311	43,345	64,677	58,507	98,863	135,278	160,011	227,598	204,121	193,402	251,871
Adjusted for acquisition of USAgencies	—	—	—	—	—	—	71,522	—	—	—	—

Adjusted gross liability	50,311	43,345	64,677	58,507	98,863	135,278	231,533	227,598	204,121	193,402	251,871

As re-estimated as of December 31, 2010
Net liability shown above	3,493	—	—	—	51,634	117,353	169,075	198,643	187,370	189,001
Add reinsurance recoverable	43,505	49,603	70,462	53,734	43,419	18,092	69,364	53,890	63,480	76,023
Gross liability	46,998	49,603	70,462	53,734	95,053	135,445	238,439	252,533	250,850	265,024

Gross cumulative redundancy/ (deficiency)	$3,313	$(6,258)	$(5,785)	$4,773	$3,810	$(167)	$(6,906)	$(24,935)	$(46,729)	$(71,622)

The gross cumulative deficiency in 2009 increased as a result of revised case reserves on our Michigan business due to increased estimates of ultimate losses.

As a result of the 100% quota-share reinsurance contract with VFIC, all losses and loss adjustment expense reserves of our insurance companies as of December 31, 2003 were reinsured by VFIC.

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative (SG&A) expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our SG&A expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and the retail stores, but also the costs of the holding company. The largest component of SG&A expenses is personnel costs, including payroll, benefits and accrued bonus expenses. SG&A expenses increased $4.2 million, or 2.6%, compared with 2009 primarily related to a $5.6 million increase in employee compensation and benefits, including $2.6 million increase in base employee costs, $1.3 million in severance, and $1.1 million increase in temporary and contract labor costs, a $6.2 million increase in amortization of policy acquisition costs due to increased commissions resulting from independent agent sales volumes, which were partially offset by ceding commissions on the quota-share reinsurance agreement of $9.7 million.

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

Amortization of deferred policy acquisition costs is a major component of SG&A expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on SG&A expenses and the change in deferred acquisition costs (in thousands):

	Year Ended December 31,
	2010	2009	2008
Amortization of deferred acquisition costs	$76,483	$76,317	$72,245
Other selling, general and administrative expenses	90,433	86,371	66,680

Total selling, general and administrative expenses	$166,916	$162,688	$138,925

Total as a percentage of net premiums earned	50.1%	44.5%	38.9%

Beginning deferred acquisition costs	$24,230	$21,993	$24,536
Additions	63,995	78,554	69,702
Amortization	(76,483)	(76,317)	(72,245)

Ending deferred acquisition costs	$11,742	$24,230	$21,993

Amortization of deferred acquisition costs as a percentage of net premiums earned	22.9%	20.9%	20.2%

Additions to deferred acquisition costs decreased in 2010 by $14.6 million and additions to the related amortization increased by $0.2 million in 2010. This decrease reflects the ceding commissions from the quota- share reinsurance agreement received of $17.3 million, which was partially offset by increased independent agent commissions for the year.

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

Net expenses, defined as the sum of selling, general and administrative expenses and depreciation and amortization less commission income and fees, as a percentage of net premiums earned (the net expense ratio) increased to 27.9% in 2010 compared with 25.4% in 2009. The increase was primarily due to an 8.8% decrease in net premiums earned and a 2.6% increase in SG&A expenses, which were partially offset by a 5.2% increase in commission income and fees. Net expenses as a percentage of net premiums earned increased to 25.4% in 2009 compared with 20.0% in 2008. The increase was primarily due to a 17.1% increase in selling, general and administrative expenses driven by increasing our retained premiums (reducing reinsurance) and contingent commissions on prior accident year development. The following table sets forth the components of the net expenses and the computation of the net expense ratios (in thousands):

	Year Ended December 31,
	2010	2009	2008
Selling, general and administrative expenses	$166,916	$162,688	$138,925
Depreciation and amortization	9,622	9,475	9,072
Less: commission income and fees	(83,508)	(79,368)	(76,453)

Net expenses	$93,030	$92,795	$71,544

Net premiums earned	$333,267	$365,416	$357,301

Net expense ratio	27.9%	25.4%	20.0%

In 2011, we have terminated a number of our independent agents that agency bill (the agent bills our insurance customer instead of our insurance company) that do not have significant production numbers with us. In addition, we have offered reduced commission rates for other agencies that agency bill. As a result of these actions as well as the anticipated decline in production in 2011, we expect to reduce independent agent commission costs significantly in 2011.

We have undertaken a number of measures to significantly reduce other SG&A expenses. As a result, we anticipate that SG&A expenses will decline in 2011 due to a decline in personnel and other actions.

Depreciation and Amortization. Depreciation and amortization expenses for 2010 increased $0.1 million, or 1.6%, compared with 2009.

Depreciation and amortization expenses for 2009 increased $0.4 million, or 4.4%, compared with 2008. Depreciation expense increased by $1.6 million, or 21.9%, primarily due to the implementation of the insurance systems and amortization expense decreased by $1.2 million, or 68.1%, for 2009 primarily as a result of decreasing amortization related to the purchase of USAgencies in 2007.

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

Loss on Interest Rate Swaps. Loss on interest rate swaps for 2010 decreased $5.5 million, or 85.0%, compared with 2009. The loss relates to the impact on the determination of fair value associated with the decline in short-term interest rates implied in the forward yield curve. All of the interest rate swap agreements expire during the first half of 2011.

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

Interest Expense. Interest expense for 2010 decreased $0.8 million, or 3.2%, compared with 2009. This decrease was due to a decrease in the average debt outstanding, which was partially offset by higher interest rates on the senior secured credit facility and the amortization of debt discount of $6.1 million in 2010. The average principal balance of our senior secured credit facility was $119.0 million during 2010, a decrease of $14.3 million, or 10.7%, from the average principal balance during 2009. In 2010, we repaid $21.6 million of the senior secured facility.

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

Other Intangible Asset Impairment Charges. We incurred an impairment charge of $4.6 million in the third quarter of 2008 resulting from the annual review of goodwill and other intangible assets. Based on our assessment, we concluded that the carrying value of other intangible assets exceeded its fair value primarily for the Florida operations.

Income Taxes. Income tax expense for 2010 was $1.7 million as compared to $22.4 million for 2009. The income tax expense for the current period was primarily due to an increase in the deferred tax liability related to goodwill and state tax expense, and the change in valuation allowance.

Our net deferred tax assets prior to recognition of valuation allowance were $53.4 million and $20.8 million at December 31, 2010 and December 31, 2009, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $65.6 million and $31.6 million at December 31, 2010 and 2009, respectively.

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

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of December 31, 2010, we had $1.6 million of cash and cash equivalents at the holding company level and $11.8 million of cash and cash equivalents at our non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of December 31, 2010, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, as mentioned previously, our non-insurance company subsidiaries provide adequate cash flow to fund their own operations. Dividend payments of $7.3 million were received from our insurance company subsidiaries in 2008. In February 2009, we obtained approval from the New York Department of Insurance for one of our insurance subsidiaries to retire one million shares of its stock for $2.9 million and approved payment of an extraordinary dividend for $0.1 million.

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2010, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions.

The Illinois Insurance Code includes a reserve requirement that requires an insurer to maintain an amount of qualifying investments as defined at least equal to the lesser of $250.0 million or 100% of adjusted loss reserves and loss adjustment reserve expenses. As of December 31, 2010, Affirmative Insurance Company was deficient in qualifying assets by $29.5 million. We submitted our plan to the Illinois Department of Insurance in March 2011. The plan that we proposed included a $3.8 million ordinary dividend and a $21.0 million extraordinary distribution from two of AIC’s insurance company subsidiaries, which were completed in March 2011 and an extraordinary dividend from one of AIC’s insurance company subsidiaries, which is subject to its state insurance department approval. If the state insurance department does not approve the extraordinary dividend we have other means available to us to cure the deficiency.

In May 2010, we entered into a capital lease obligation related to certain computer software, software licenses, and hardware currently used by and on the books of Affirmative Insurance Company and received cash from the financing in the amount of $28.2 million. As required by the lease agreements, we purchased $28.2 million of FDIC-insured certificates of deposit with the lease financing proceeds. These investments are pledged as collateral against our lease obligation and are scheduled to decrease as we make the scheduled lease payments. The lease term is 60 months with monthly rental payments totaling approximately $0.6 million.

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

Senior secured credit facility. In 2007, we entered into a $220.0 million senior secured credit facility (the facility) provided by a syndicate of lenders, that provide for a $200.0 million senior term loan facility and a revolving facility of up to $20.0 million, depending on our borrowing capacity. The principal amount of the term loan is payable in quarterly installments, with the remaining balance due January 31, 2014. Beginning in 2008, we were also required to make additional annual principal payments that are calculated based upon our financial performance during the preceding fiscal year. In addition, certain events, such as the sale of material assets or the issuance of significant new equity, necessitate additional required principal repayments. During 2010, we made $21.6 million in principal payments. The revolving portion of the facility expired in January 2010.

Our obligations under the facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of AIC.

In March 2011, we entered into an amendment to the facility. The amendment included the following significant items:

•

A waiver of any defaults or events of default for the period prior to the effective date of the amendment related to the risk-based capital ratio and loss ratio covenants under the prior terms of the agreement.

•	The permitted dividend leverage ratio was changed from 1.5 to 1.0.

•	Indebtedness under the baskets for qualified additional subordinated debt and Affirmative Premium Finance Company was eliminated. We did not have any such debt.

•	A provision was added allowing for the acquisition of $30 million of subordinated debt if the proceeds are used as a capital contribution to the regulated insurance entities.

•	The assets and stock of Affirmative Premium Finance Company will be pledged and this entity will become a guarantor of the debt.

•	The quarterly requirements for the leverage ratio covenant calculation were changed for the first three quarters of 2011.

•	The quarterly requirements for the interest coverage ratio covenant calculation were changed for the first two quarters of 2011.

•	The quarterly requirements for the loss ratio covenant calculation were changed from December 31, 2010 through March 31, 2012.

•	The annual requirements for the risk-based capital covenant calculation were changed for December 31, 2010 and December 31, 2011.

•

At every quarter end, we will pay to the lenders a payment equal to the excess of cash at the non-regulated entities of $12 million at December 31 and March 31 and $10 million at June 30 and September 30.

•

Effective April 1, 2011, the pricing under the agreement is changing to if the leverage ratio is greater than 2.3, the pricing is LIBOR plus 9.00%. If the leverage ratio is greater than 2.0 and less than or equal to 2.3, the pricing is LIBOR plus 7.50%. If the leverage ratio is greater than 1.8 and less than or equal to 2.0, the pricing is LIBOR plus 6.25%. The pricing for leverage ratios less than or equal to 1.8 was unchanged.

•	We have the option to capitalize interest that is in excess of the prior payment terms to the loan balance.

In addition, we paid a 0.25% fee to all lenders that approved the amendment. The amendment is expected to increase our interest costs in 2011.

In March 2009, we entered into an amendment to the facility. The amendment included the following changes:

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

•	Common stock dividends are permitted only if the leverage ratio is less than or equal to 1.5.

•	The revolving facility was reduced from $20 million to $10 million. This facility terminated as of January 2010.

In addition, we paid 0.50% to all lenders that approved the amendment.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2010 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases(1)	$15,863	$14,439	$13,133	$14,439	$6,076	$5,329	$69,279
Capital lease obligation(2)	5,001	5,397	5,833	6,300	2,771	—	25,302
Notes payable(3)	—	—	—	—	—	76,873	76,873
Senior secured credit facility(4)	1,118	992	673	105,588	—	—	108,371
Interest rate swap(5)	1,453	—	—	—	—	—	1,453
Interest on capital lease obligation	1,735	1,339	903	436	35	—	4,448
Interest on notes payable(3)	2,983	2,983	2,983	2,983	2,983	57,588	72,503
Interest on senior secured credit facility(4)	10,081	9,108	6,626	499	—	—	26,314
Data processing services(6)	4,972	—	—	—	—	—	4,972
Reserves for loss and loss adjustment expense(7)	173,686	50,669	15,154	6,148	3,053	3,374	252,084

Total	$216,892	$84,927	$45,305	$136,393	$14,918	$143,164	$641,599

(1)

As of December 31, 2010, we leased an aggregate of approximately 466,041 square feet of office space for our agencies, insurance companies and retail stores in various locations throughout the United States. These amounts represent our minimum future operating lease commitments.

(2)

In May 2010, we entered into a capital lease obligation related to certain computer software, software licenses, and hardware currently used by and on the books of Affirmative Insurance Company and received cash from the financing in the amount of $28.2 million.

(3)

All of the outstanding notes payable at December 31, 2010 are redeemable in whole or in part after five years from issuance. For this disclosure, it is assumed that none of these notes will be redeemed before their contractual maturities and interest rates on these notes will remain at their current levels. The difference between future cash payments and the carrying value of the notes represents fair value adjustment at the date of acquisition of USAgencies that is being amortized into interest expense over the notes outstanding period.

(4)

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

(5)

Our current derivative instruments consist of two interest rate swaps with an aggregate notional amount of $90 million outstanding at December 31, 2010, previously designated as hedges against the variability of cash flows associated with that portion of the senior secured credit facility. The interest rate swap liability is recorded in other liabilities on the consolidated balance sheet.

(6)

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

(7)

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

Interest rate risk. Our investment portfolio consists primarily of investment-grade, fixed-income securities classified as available-for-sale investment securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of less than three years. The fair value of our fixed-income securities as of December 31, 2010 was $210.3 million. The effective average duration of the portfolio as of December 31, 2010 was 2.1 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 2.1%, or $4.4 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 2.1%, or $4.4 million, increase in the market value of our fixed-income investment portfolio.

Our senior secured credit facility is also subject to interest rate risk. During the first quarter of 2009, we entered into an amendment that changed the pricing to be tiered based on the leverage ratio and includes a LIBOR floor of 3.0%. The interest rate is floating based on LIBOR plus increments tied to our leverage ratio. If the leverage ratio is greater than 2.0, the pricing is LIBOR plus 6.25%. If the leverage ratio is greater than 1.5 and less than or equal to 2.0, the pricing is LIBOR plus 6.00%. If the leverage ratio is less than or equal to 1.5, the pricing is LIBOR plus 5.75%.

Derivative financial instruments are reported at fair value on the consolidated balance sheet. Our current derivative instruments consist of two interest rate swaps with an aggregate notional amount of $90.0 million outstanding at December 31, 2010. One swap instrument has a notional amount outstanding of $50.0 million that requires quarterly settlements whereby we pay a fixed rate of 4.993% and receive a three-month LIBOR rate. The second interest rate swap has a notional amount of $40.0 million outstanding, for which we pay a fixed rate of 3.031% and receive a three-month LIBOR rate. The interest rate swaps were previously designated as hedges against the variability of cash flows associated with that portion of the senior secured credit facility.

Our notes payable are also subject to interest rate risk. The $30.9 million notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of December 31, 2010 was 3.90%. The $25.8 million notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of December 31, 2010 was 3.85%. The $20.2 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.95%. The interest rate as of December 31, 2010 was 4.25%.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At December 31, 2010 and 2009, our fixed-income investments were invested in the following:

	December 31, 2010	December 31, 2009
Corporate debt securities	59.2%	25.5%
FDIC-insured certificates of deposit	12.8	—
U.S. Treasury and government agencies	12.2	9.8
States and political subdivisions	10.7	62.8
Mortgage-backed securities	5.1	1.9

Total	100.0%	100.0%

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	December 31, 2010	December 31, 2009
Total invested assets	$210,263	$251,072
Tax-equivalent book yield	2.61%	4.00%
Average duration in years	2.07	1.50
Average S&P rating	A+	AA-

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

The table below presents the total amount of receivables due from reinsurance as of December 31, 2010 and 2009, respectively (in thousands):

	December 31, 2010	December 31, 2009
Michigan Catastrophic Claims Association	$65,727	$18,452
Quota-share reinsurer for agreement effective in fourth quarter of 2010	53,743	—
Vesta Insurance Group	13,161	14,691
Excess of loss reinsurer	1,429	—
Excess of loss reinsurer	1,429	—
Quota-share reinsurer for Louisiana and Alabama business	408	3,955
Other	4,314	4,984

Total reinsurance receivable	$140,211	$42,082

The Michigan Catastrophic Claims Association (MCCA) is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan. For policies effective in 2010 the required retention is $0.5 million. As a writer of personal automobile policies in the state of Michigan, we cede premiums and claims to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

A quota-share reinsurance agreement was put in place effective October 1, 2010. Under the terms of the quota-share agreement, we cede 40% of the unearned premium except for Michigan business as of the effective date and 40% of the gross premium written except for Michigan business through December 31, 2010. A separate quota-share reinsurance agreement was put in place effective January 1, 2011. Under the terms of the 2011 agreement, we cede 28% of gross written premium in all states other than Michigan through December 31, 2011.

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), the Company’s wholly-owned subsidiaries Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement in September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At December 31, 2010, the VFIC Trust held $16.7 million (after cumulative withdrawals of $8.7 million through December 31, 2010), consisting of $12.9 million of a U.S. Treasury money market account and $3.8 million of corporate bonds rated BBB+ or higher, to collateralize the $13.2 million net recoverable from VFIC.

At December 31, 2010, $8.8 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $20.7 million in securities (the AIC Trust). The Special Deputy Receiver (SDR) in Texas drew down the AIC Trust $0.4 million through December 2010, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through December 2010.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of December 31, 2010, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Affirmative Insurance Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Affirmative Insurance Holdings, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Affirmative Insurance Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Affirmative Insurance Holdings, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas

March 31, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Affirmative Insurance Holdings, Inc.:

We have audited Affirmative Insurance Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying section of Item 9A. titled Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Affirmative Insurance Holdings, Inc and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 31, 2011 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas

March 31, 2011

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2010	2009
Assets
Investment securities, at fair value
Trading securities	$—	$37,416
Available-for-sale securities	210,263	213,656
Other invested assets	2,564	—
Cash and cash equivalents	46,364	60,928
Fiduciary and restricted cash	3,866	15,004
Accrued investment income	1,829	2,823
Premiums and fees receivable, net	43,313	63,344
Premium finance receivable, net	43,143	40,825
Commissions receivable	1,652	1,362
Receivable from reinsurers	140,211	42,082
Deferred acquisition costs	11,742	24,230
Federal income taxes receivable	1,803	3,326
Investment in real property, net	11,896	5,831
Property and equipment (net of accumulated depreciation of $41,678 for 2010 and $33,581 for 2009)	39,197	41,984
Goodwill	163,570	163,570
Other intangible assets (net of accumulated amortization of $7,495 for 2010 and $7,211 for 2009)	16,468	16,752
Prepaid expenses	5,295	5,750
Other assets, (net of allowance for doubtful accounts of $7,213 for 2010 and 2009) (includes other receivables of $0 for 2010 and $8,830 for 2009)	2,545	12,397

Total assets	$745,721	$751,280

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss adjustment expenses	$252,084	$193,647
Unearned premium	92,202	109,361
Amounts due to reinsurers	38,172	4,037
Deferred revenue	7,894	10,190
Capital lease obligation	25,302	—
Senior secured credit facility	95,974	111,506
Notes payable	76,873	76,891
Deferred tax liability	12,095	10,820
Other liabilities (includes interest rate swaps of $1,453 for 2010 and $4,108 for 2009)	52,117	51,473

Total liabilities	652,713	567,925

Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized, 17,768,721 shares issued and 15,408,358 shares outstanding at December 31, 2010; 17,768,721 shares issued and 15,415,358 shares outstanding at December 31, 2009	178	178
Additional paid-in capital	165,776	164,752
Treasury stock, at cost (2,360,363 shares at December 31, 2010 and 2,353,363 shares at December 31, 2009)	(32,906)	(32,880)
Accumulated other comprehensive income	445	2,859
Retained earnings (deficit)	(40,485)	48,446

Total stockholders’ equity	93,008	183,355

Total liabilities and stockholders’ equity	$745,721	$751,280

See accompanying Notes to Consolidated Financial Statements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues
Net premiums earned	$333,267	$365,416	$357,301
Commission income and fees	83,508	79,368	76,453
Net investment income	4,926	9,441	13,749
Net realized gains (losses)	10,632	2,827	(10,696)
Other income (loss)	(6,566)	(817)	9,647

Total revenues	425,767	456,235	446,454

Expenses
Losses and loss adjustment expenses	312,669	288,204	274,391
Selling, general and administrative expenses	166,916	162,688	138,925
Depreciation and amortization	9,622	9,475	9,072

Total expenses	489,207	460,367	422,388

Operating income (loss)	(63,440)	(4,132)	24,066
Gain on extinguishment of debt	—	19,434	—
Loss on interest rate swaps	(961)	(6,412)	—
Interest expense	22,782	23,542	18,404
Other intangible assets impairment	—	—	212

Income (loss) from continuing operations before income tax expense	(87,183)	(14,652)	5,450
Income tax expense (benefit)	1,748	22,394	(786)

Income (loss) from continuing operations	(88,931)	(37,046)	6,236

Discontinued operations
Loss from operations (including loss on disposal of $961 in 2009)	—	(1,835)	(2,990)
Other intangible assets impairment	—	—	(4,397)
Income tax benefit	—	—	(2,589)

Loss from discontinued operations	—	(1,835)	(4,798)

Net income (loss)	$(88,931)	$(38,881)	$1,438

Basic income (loss) per common share:
Continuing operations	$(5.77)	$(2.40)	$0.40
Discontinued operations	—	(0.12)	(0.31)

Net income (loss)	$(5.77)	$(2.52)	$0.09

Diluted income (loss) per common share:
Continuing operations	$(5.77)	$(2.40)	$0.40
Discontinued operations	—	(0.12)	(0.31)

Net income (loss)	$(5.77)	$(2.52)	$0.09

Weighted average common shares outstanding:
Basic	15,414	15,415	15,415

Diluted	15,414	15,415	15,415

See accompanying Notes to Consolidated Financial Statements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	2010		2009		2008
	Shares	Amounts	Shares	Amounts	Shares	Amounts
Common stock
Balance at beginning and end of year	17,768,721	$178	17,768,721	$178	17,768,721	$178

Additional paid-in capital
Balance at January 1		164,752		163,707		162,603
Stock-based compensation		1,024		1,045		1,104

Balance at December 31		165,776		164,752		163,707

Retained earnings (deficit)
Balance at January 1		48,446		87,327		87,122
Net income (loss)		(88,931)		(38,881)		1,438
Dividends declared ($0.08 per common share)		—		—		(1,233)

Balance at December 31		(40,485)		48,446		87,327

Treasury stock
Balance at January 1	2,353,363	(32,880)	2,353,363	(32,880)	2,353,363	(32,880)
Acquisition of treasury stock	7,000	(26)	—	—	—	—

Balance at December 31	2,360,363	(32,906)	2,353,363	(32,880)	2,353,363	(32,880)

Accumulated other comprehensive income (loss)
Balance at January 1		2,859		(1,849)		22
Unrealized gain (loss) on available-for-sale investment securities		(2,414)		850		853
Unrealized loss on cash flow hedges, net of taxes of $1,467		—		—		(2,724)
Loss on cash flow hedges transferred to earnings, net of taxes of $2,077		—		3,858		—

Balance at December 31		445		2,859		(1,849)

Total stockholders’ equity		$93,008		$183,355		$216,483

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$(88,931)	$(38,881)	$1,438
Other comprehensive income (loss):
Unrealized gain (loss) arising during period	(794)	1,083	1,131
Reclassification adjustment for gains included in net income	(1,620)	(233)	(278)
Unrealized loss on cash flow hedges, net of taxes of $1,467	—	—	(2,724)
Unrealized gain on cash flow hedges, net of taxes of $2,077	—	3,858	—

Other comprehensive income (loss), net	(2,414)	4,708	(1,871)

Total comprehensive loss	$(91,345)	$(34,173)	$(433)

See accompanying Notes to Consolidated Financial Statements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$(88,931)	$(38,881)	$1,438
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,622	9,508	9,187
Stock-based compensation expense	1,150	1,130	1,117
Amortization of debt issuance and modification costs	448	702	1,305
Amortization of debt discount	6,118	5,651	—
Net realized gains from sales of available-for-sale securities	(1,620)	(358)	(428)
Realized (gain) loss on trading securities	(9,024)	(2,116)	11,140
Fair value (gain) loss on settlement rights for auction-rate securities	8,830	817	(9,647)
Fair value gain on investment in hedge fund	(64)	—	—
(Gain) loss on disposal of assets (including sale of business)	12	608	(12)
Amortization of premiums on investments, net	3,507	3,431	2,551
Provision for doubtful receivables	484	645	—
Other intangible assets impairment	—	—	4,609
Gain on extinguishment of debt	—	(19,434)	—
Loss on interest rate swaps	961	6,412	—
Deferred tax asset valuation allowance	33,064	30,638	—

Change in operating assets and liabilities:
Fiduciary and restricted cash	11,138	5,105	(6,518)
Premiums, fees and commissions receivable	19,257	(5,706)	11,665
Reserves for losses and loss adjustment expenses	58,437	(10,990)	(23,310)
Amounts due from reinsurers	(63,994)	20,140	5,048
Premium finance receivable, net (related to our insurance premiums)	(6,211)	(746)	351
Deferred revenue	(2,296)	4,247	(979)
Unearned premium	(17,159)	264	(17,192)
Deferred acquisition costs	12,488	(2,237)	2,543
Deferred taxes	(31,789)	(6,805)	(4,479)
Federal income taxes receivable (payable)	1,523	(2,010)	4,246
Other	1,788	2,643	(124)

Net cash provided by (used in) operating activities	(52,261)	2,658	(7,489)

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	123,609	20,912	150,564
Proceeds from maturities of available-for-sale securities	58,661	83,448	73,681
Proceeds from sales of trading securities	46,440	4,855	—
Purchases of available-for-sale securities	(183,178)	(100,794)	(105,230)
Purchases of other invested assets	(2,500)	—	—
Premium finance receivable, net (related to third-party insurance premiums)	3,893	908	(7,130)
Purchases of property and equipment	(6,576)	(9,118)	(20,221)
Improvements to investment in real property	(6,278)	(99)	—
Proceeds from insurance recoveries	—	643	—
Net cash paid for acquisitions	—	(60)	(188)
Proceeds from sale of business	—	250	—

Net cash provided by investing activities	34,071	945	91,476

Cash flows from financing activities
Proceeds from financing under capital lease obligation	28,189	—	—
Borrowings under senior secured credit facility	—	—	6,000
Principal payments under capital lease obligations	(2,887)	—	—
Principal payments on senior secured credit facility	(21,650)	(6,656)	(66,289)
Debt modification costs paid	—	(2,532)	—
Acquisition of treasury stock	(26)	—	—
Dividends paid	—	—	(1,233)

Net cash provided by (used in) financing activities	3,626	(9,188)	(61,522)

Net increase (decrease) in cash and cash equivalents	(14,564)	(5,585)	22,465
Cash and cash equivalents at beginning of year	60,928	66,513	44,048

Cash and cash equivalents at end of year	$46,364	$60,928	$66,513

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,110	$18,739	$17,804
Cash paid for income taxes	365	1,903	293

See accompanying Notes to Consolidated Financial Statements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

Affirmative Insurance Holdings, Inc. (the Company), formerly known as Instant Insurance Holdings, Inc., was incorporated in Delaware in June 1998. The Company is a distributor and producer of non-standard personal automobile insurance policies and related products and services for individual consumers in targeted geographic areas. The Company currently offers insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) as well as through 9,200 independent agents or brokers in 9 states (Louisiana, Texas, Illinois, Alabama, California, Michigan, Missouri, Indiana and South Carolina).

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

Use of Estimates • The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions are particularly important in determining reserves for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance receivables, valuation of investments, goodwill and other intangible assets, and deferred income taxes.

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

Investments • Investment securities consist primarily of debt securities, and are recorded at fair value on the consolidated balance sheet. These investments are classified as either available-for-sale or trading securities, based on management’s intent and ability to hold to maturity. For available-for-sale securities, unrealized gains and losses, net of income taxes, are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. For trading securities, unrealized gains and losses are reported in current period earnings. The Investment Committee periodically reviews investment portfolio results and evaluates strategies to maximize yields, to match maturity durations with anticipated needs, and to maintain compliance with investment guidelines.

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

Other invested assets is comprised of an investment in a hedge fund, which primarily invests in mortgage-backed securities with the strategy of seeking attractive yields on commercial as well as residential mortgage-backed securities. The fair value of this investment is estimated using the net asset value of the fund as reported by the fund manager. The financial statements of the hedge fund are subject to annual audits evaluating the net asset positions of the underlying investments. The Company’s hedge fund is presented seaparately as other invested assets on the consolidated balance sheet and the fair value is included in the Level 3 fair value hierarchy. The Company records changes in the value of its other invested assets as a component of net investment income.

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

The Company also adopted in the second quarter of 2009 FASB standards which provide guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. These standards also provide guidance on identifying circumstances that indicate a transaction is not orderly. In addition, the Company is required to disclose in interim as well as annual reporting periods the inputs and valuation techniques used to measure fair value and discussion of changes in valuation techniques. Adoption of these standards did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Premium Finance Receivable • The Company recognizes interest and origination fees from finance receivables over the term of the finance contract. Late fee revenue is recognized when received.

Amounts Due from/to Reinsurers • The Company collects premiums from insureds and after deducting its authorized commissions, the Company remits these premiums to the appropriate insurance and reinsurance companies. The Company’s obligation to remit these premiums is recorded as amounts due reinsurers in its consolidated balance sheet. The Company records the amounts it expects to receive from reinsurers as an asset on its consolidated balance sheet. The Company’s insurance companies report as assets the estimated reinsurance recoverable on paid losses and unpaid losses, including an estimate for losses incurred but not reported and ceded unearned premium.

Deferred Acquisition Costs • Deferred acquisition costs represent the deferral of expenses that the Company incurs to acquire new business or renew existing insurance policies. Acquisition costs, consisting primarily of commissions, advertising, premium taxes, underwriting and agency expenses, are deferred and charged against income ratably over the terms of the related policies. The Company regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency, and a corresponding charge to income, is recognized if the sum of the expected losses and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. Amounts received as expense allowances on reinsurance contracts that represent reimbursement of acquisition costs are recorded as reductions of deferred acquisition costs. Amortization of deferred policy acquisition costs is recorded in SG&A expenses in the consolidated statements of income (loss).

Property and Equipment, Net • Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the Company’s assets, typically ranging from three to five years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the remainder of the lease term.

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

Variable Interest Entities • In December 2004, the Company formed Affirmative Insurance Holdings Statutory Trust I (“Trust I”), an unconsolidated trust subsidiary, for the sole purpose of issuing $30.0 million in trust preferred securities. Trust I used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $30.9 million of subordinated debt securities from the Company. The debt securities are the sole assets of Trust I, and the payments under the debt securities are the sole revenues of Trust I.

In May 2005, the Company formed Affirmative Insurance Holdings Statutory Trust II (“Trust II”), an unconsolidated trust subsidiary, for the sole purpose of issuing $25.0 million in trust preferred securities. Trust II used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $25.8 million of subordinated debt securities from the Company. The debt securities are the sole assets of Trust II, and the payments under the debt securities are the sole revenues of Trust II.

Management evaluates on an ongoing basis the Company’s investments in Trust I and II (collectively the “Trusts”) and continue to conclude that, while the Trusts continue to be variable interest entities (“VIE’s”), the Company is not the primary beneficiary. Therefore, the Trusts are not included in the Company’s consolidated financial statements.

Reserves for Losses and Loss Adjustment Expenses • The Company maintains reserves for the estimated ultimate liability for unpaid losses and loss adjustment expenses related to incurred claims and estimates of unreported claims. The estimation of the ultimate liability for unpaid losses and loss adjustment expenses is based on projections developed by the Company’s actuaries using analytical methodologies commonly used in the property-casualty insurance industry. Liabilities for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based on: (1) the accumulation of estimates of individual claims for losses reported prior to the close of the accounting period; (2) estimates received from ceding companies, reinsurers and insurance pools and associations; (3) estimates of unreported losses based on past experience; (4) estimates based on past experience of expenses for investigating and adjusting claims; and (5) estimates of subrogation and salvage collections. Management periodically adjusts the losses and loss adjustment expense reserves for changes in product mix, underwriting standards, loss cost trends and other factors. Losses and loss adjustment expense reserves may also be impacted by factors such as the rate of inflation, claims settlement patterns, litigation and legislative activities. Unpaid losses and loss adjustment expenses have not been reduced for amounts recoverable from reinsurers. Changes in estimates of liabilities for unpaid losses and loss adjustment expenses are reflected in the consolidated statement of income (loss) in the period in which determined. Ultimately, the actual losses and loss adjustment expenses may differ materially from recorded estimates.

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting and Reporting for Reinsurance • Income and expense on reinsurance contracts are recognized principally over the term of the reinsurance contracts or until the reinsurers maximum liability is exhausted, whichever comes first. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Management continually monitors reinsurers to minimize the exposure to significant losses from reinsurer insolvencies. The Company only cedes risks to reinsurers whom it believes to be financially sound.

Stock-Based Compensation • Compensation cost is measured based on the grant-date fair value of an award utilizing the assumptions discussed in note 18. Compensation cost is recognized for financial reporting purposes on a straight-line basis over the period in which the employee is required to provide service in exchange for the award.

Income Taxes • The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities. Recorded amounts are adjusted to reflect changes in income tax rates for the period in which the change is enacted. Any resulting future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. While the Company typically does not incur significant interest or penalties on income tax liabilities, the Company’s policy is to classify such amounts as income tax expense on the consolidated statement of income (loss).

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Segment Reporting • The Company’s operations consist of designing, selling, underwriting and servicing non-standard personal automobile insurance policies. The Company is a holding company, with no operating revenues and only interest expense on corporate debt. The Company’s subsidiaries consist of several types of legal entities: insurance companies, underwriting agencies, retail agencies, premium finance companies and a service company from which all employees are paid. Insurance subsidiaries possess the certificates of authority and capital necessary to transact insurance business and issue policies, but they rely on both affiliated and unaffiliated underwriting agencies to design, distribute and service those policies. Underwriting agencies primarily design, distribute and service policies issued or reinsured by the Company’s insurance subsidiaries and that are distributed by the Company’s retail entities and by independent agents. Given the homogeneity of the Company’s products, the regulatory environments in which the Company operates, the nature of the Company’s customers and distribution channels, Company management monitors, controls and manages the business as an integrated entity offering non-standard personal automobile insurance products through multiple distribution channels.

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

Recently Issued Accounting Standards • ASU 2010-26 modifies the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. The Task Force reached a final Consensus that requires costs to be incremental or directly related to the successful acquisition of new or renewal contracts to be capitalized as a deferred acquisition cost. This standard is effective for interim and annual periods beginning after December 15, 2011 and may be early adopted as of the beginning of an annual reporting

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period using either the prospective or retrospective method. Adoption of the new standard could have a material impact on the Company’s consolidated financial position or results of operations. Management is evaluating the impact.

ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, an amended guidance for disclosures about the credit quality of financing receivables and the allowance for credit losses was issued in July 2010 by the FASB. This update amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide additional information about the nature of credit risks inherent in a company’s financing receivables, how a company analyzes and assesses credit risk in determining its allowance for credit losses, and the reasons for any changes a company may make in its allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of the new guidance had no significant effect on the Company’s financial statements.

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

ASU 2009-16 eliminated the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The provisions of the new standards are effective for fiscal years beginning after November 15, 2009. The adoption of the new standard effective January 1, 2010 did not impact on our consolidated financial position, results of operations or cash flows.

3.    Trading Investment Securities

As of December 31, 2010, the Company no longer holds any trading investment securities as all remaining auction-rate securities were redeemed in the fourth quarter of 2010. As of December 31, 2009, the Company’s trading investment securities consisted solely of auction-rate tax-exempt investment securities, which were carried at fair value with realized gains and losses reported in current period earnings. The Company had redemptions of $46.4 million and $4.9 million, at par, for the years ended December 31, 2010 and 2009, respectively.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost, net realized losses and estimated fair value of the Company’s trading securities portfolio at December 31, 2009, were as follows (in thousands):

	Amortized Cost	Net Realized Losses	Fair Value
December 31, 2009	$46,440	$(9,024)	$37,416

At December 31, 2009, associated with the auction-rate securities was a settlement agreement that required the Company’s broker to purchase eligible securities at par, at any time during a two-year period beginning June 30, 2010. The Company had carried the settlement agreeement at fair value, which was $8.8 million at December 31, 2009, recorded in other assets in the consolidated balance sheets. Changes in fair value were recorded in other income in the consolidated statement of income (loss).

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

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at December 31 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2010
U.S. Treasury and government agencies	$25,611	$142	$(73)	$25,680
Mortgage-backed securities	10,554	295	(19)	10,830
States and political subdivisions	22,245	280	(137)	22,388
Corporate debt securities	123,182	1,505	(132)	124,555
FDIC-insured certificates of deposit	26,687	126	(3)	26,810

Total	$208,279	$2,348	$(364)	$210,263

2009
U.S. Treasury and government agencies	$24,529	$212	$(99)	$24,642
Mortgage-backed securities	4,342	322	—	4,664
States and political subdivisions	117,659	2,667	(21)	120,305
Corporate debt securities	62,728	1,346	(29)	64,045

Total	$209,258	$4,547	$(149)	$213,656

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at December 31, 2010 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$55,055	$55,453
Due after one year through five years	135,664	137,035
Due after five years through ten years	7,006	6,945
Mortgage-backed securities	10,554	10,830

Total	$208,279	$210,263

Major categories of net investment income for the years ended December 31 were as follows (in thousands):

	2010	2009	2008
Available-for-sale investment securities	$5,133	$7,461	$12,442
Trading securities	177	507	161
Rental income from investment in real property	462	2,400	2,400
Income from investment in hedge fund	64	—	—
Cash and cash equivalents	23	20	210

	5,859	10,388	15,213
Less investment expense	(933)	(947)	(1,464)

Net investment income	$4,926	$9,441	$13,749

Gross realized gains and losses on available-for-sale investments for the years ended December 31 were as follows (in thousands):

	2010	2009	2008
Gross gains	$1,692	$380	$561
Gross losses	(72)	(22)	(133)

Total	$1,620	$358	$428

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at December 31, 2010 and 2009, the fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	December 31, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$12,707	$(73)	$—	$—	$12,707	$(73)
States and political subdivisions	8,619	(137)	—	—	8,619	(137)
Corporate debt securities	23,801	(132)	—	—	23,801	(132)
Mortgage-backed securities	3,770	(19)	—	—	3,770	(19)
FDIC-insured certificates of deposit	2,183	(3)	—	—	2,183	(3)

Total	$51,080	$(364)	$—	$—	$51,080	$(364)

	December 31, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$10,930	$(99)	$—	$—	$10,930	$(99)
States and political subdivisions	2,605	(12)	745	(9)	3,350	(21)
Corporate debt securities	5,168	(29)	—	—	5,168	(29)

Total	$18,703	$(140)	$745	$(9)	$19,448	$(149)

The Company’s portfolio contains approximately 64 and 22 individual investment securities that were in an unrealized loss position as of December 31, 2010 and 2009, respectively.

The unrealized losses at December 31, 2010 and 2009 were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) the Company’s intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At December 31, 2010 and 2009, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

At December 31, 2010 and 2009, investments in fixed-maturity securities with an approximate carrying value of $9.7 million and $9.4 million, respectively, were on deposit with regulatory authorities as required by insurance regulations.

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective October 1, 2010, the Company entered into a quota-share reinsurance agreement with a third-party reinsurance company ceding 40% of certain premiums and losses on policies in-force in certain states on October 1, 2010 and policies written through December 31, 2010. The Company receives provisional ceding commission which may be adjusted based on the fully-developed loss ratio of the reinsured policies. Written premiums ceded under this agreement totalled $65.0 million during 2010.

On August 1, 2010, the Company entered into an excess of loss reinsurance contract with third-party reinsurers which provides coverage for individual losses in excess of $100,000 up to $1 million.

On June 1, 2010, the Company entered into a reinsurance agreement with third-party reinsurers which provides coverage for catastrophic events that may involve multiple insured losses.

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Year Ended December 31,
	2010		2009		2008
	Written	Earned	Written	Earned	Written	Earned
Direct	$288,296	$299,224	$291,137	$297,272	$324,826	$343,778
Reinsurance assumed	65,584	72,823	76,673	70,921	60,233	58,519
Reinsurance ceded	(71,832)	(38,780)	7,164	(2,777)	(44,671)	(44,996)

Total	$282,048	$333,267	$374,974	$365,416	$340,388	$357,301

Under certain of the Company’s reinsurance transactions, the Company has received ceding commissions. The ceding commission rate structure varies based on loss experience. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations. Ceding commissions recognized were reflected as a (reduction) increase of selling, general and administrative expenses follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Selling, general and administrative expenses	$(16,773)	$4,525	$(14,984)

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Losses and loss adjustment expense reserves	$93,084	$32,447	$40,667
Unearned premium reserve	34,149	1,096	11,037

Total	$127,233	$33,543	$51,704

Effective January 1, 2009, the Company terminated its quota-share reinsurance contract on a cut-off basis and received $10.5 million of returned unearned premiums, net of $2.6 million returned ceding commissions.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the ceded incurred losses and loss adjustment expenses (consisting of ceded paid losses and loss adjustment expenses and change in reserves for loss and loss adjustment expenses ceded) to various reinsurers for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Paid losses and loss adjustment expenses ceded	$14,604	$15,295	$37,445
Change in reserves for loss and loss adjustment expenses ceded	60,636	(8,219)	(6,112)

Incurred losses and loss adjustment expenses ceded	$75,240	$7,076	$31,333

The Michigan Catastrophic Claims Association (MCCA) is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan. For policies effective in 2010 the required retention is $0.5 million. As a writer of personal automobile policies in the state of Michigan, the Company cedes premiums and claims to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders. The Company’s ceded premiums written to the MCCA were $3.3 million, $2.4 million and $1.9 million in 2010, 2009 and 2008, respectively. The Company’s ceded losses to the MCCA were $50.7 million, $4.3 million and $4.5 million in 2010, 2009 and 2008, respectively. The increase was primarily due to an increase in ceded case reserves due to revised estimates of ultimate losses.

The table below presents the total amount of receivables due from reinsurers as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Michigan Catastrophic Claims Association	$65,727	$18,452
Quota-share reinsurer for agreement effective in fourth quarter of 2010	53,743	—
Vesta Insurance Group	13,161	14,691
Excess of loss reinsurer	1,429	—
Excess of loss reinsurer	1,429	—
Quota-share reinsurer for Louisiana and Alabama business	408	3,955
Other	4,314	4,984

Total reinsurance receivable	$140,211	$42,082

Quota-share reinsurer for agreement effective in fourth quarter of 2010, and excess of loss reinsurers all have A ratings from A.M. Best. Accordingly, the Company believes there is minimal credit risk related to these reinsurance receivables. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), the Company’s wholly-owned subsidiaries, Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura), had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At December 31, 2010, the VFIC Trust held $16.7 million (after cumulative withdrawals of $8.7 million through December 31, 2010), consisting of $12.9 million of a U.S. Treasury money market account and $3.8 million of corporate bonds rated BBB+ or higher, to collateralize the $13.2 million net recoverable (net of $2.9 million payable) from VFIC.

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

The Company assumes reinsurance from a Texas county mutual insurance company (the county mutual) whereby the Company has assumed 100% of the policies issued by the county mutual for business produced by the Company’s owned MGAs. The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. The county mutual reinsurance agreement may be terminated by either party on any annual anniversary upon prior written notice of not less than 90 days. In the event of such termination, the MGA agrees that for ten years the MGA shall produce automobile insurance business in the State of Texas solely for the benefit of the county mutual. The county mutual reinsurance agreement automatically terminates on January 1, 2014. AIC has established a trust to secure the Company’s obligation under this reinsurance contract with a balance of $52.0 million and $40.2 million as of December 31, 2010 and 2009, respectively.

Assumed written premiums by ceding insurer were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
County mutual insurance company	$65,584	$76,673	$60,256
Others	—	—	(23)

Total	$65,584	$76,673	$60,233

At December 31, 2010, $8.8 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $20.7 million in securities (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through December 2010, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through December 2010.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Premium Finance Receivables, Net

Premium finance receivables (related to policies of both the Company and third-party carriers) are secured by unearned premiums from the underlying insurance policies and consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Premium finance contracts	$45,866	$43,473
Unearned finance charges	(2,286)	(2,216)
Allowance for credit losses	(437)	(432)

Total	$43,143	$40,825

Premium finance receivables are secured by the underlying unearned insurance premiums for which the Company obtains assignment from the policyholder in the event of non-payment. When a payment becomes past due, the Company cancels the underlying policy with the insurance carrier and receives the unearned premium thereof to clear unpaid principal and interest. The loan is closed by writing off any uncollected amounts or refunding any overpayment to the customer. Therefore, no finance receivables are considered past due in excess of thirty days. Losses due to non-realization of premium finance receivables were $0.7 million and 0.4% of total premiums financed for 2010, and $0.8 million and 0.5% of total premiums financed for 2009.

7.    Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commissions, advertising, premium taxes, underwriting and agency expenses, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization expense were as follows (in thousands):

	Year Ended December 31,
	2010	2009
Beginning balance	$24,230	$21,993
Additions	63,995	78,554
Amortization	(76,483)	(76,317)

Ending balance	$11,742	$24,230

Amortization of deferred policy acquisition costs was $72.2 million for 2008. At December 31, 2010, the Company determined a premium deficiency existed and recorded a $0.5 million reduction of deferred acquisition costs.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Property and Equipment, Net

Property and equipment, net, consisted of the following as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Computer software	$55,335	$52,521
Leasehold improvements	10,253	10,233
Data processing equipment	8,857	7,193
Furniture and office equipment	5,878	5,094
Automobiles	552	524

	80,875	75,565
Accumulated depreciation	(41,678)	(33,581)

Property and equipment, net	$39,197	$41,984

9.    Goodwill and Other Intangible Assets

The Company completed its annual goodwill and indefinite lived intangible asset impairment analysis as of September 30, 2010. The Company reports under a single reporting segment and, as such, the goodwill analysis is measured at the consolidated company level. Consistent with prior assessments, the fair value of the Company was determined using an internally developed discounted cash flow methodology and other relevant indicators of value available in the market place such as market transactions and trading values of similar companies. Based upon the results of the assessment, the Company concluded that the carrying values of goodwill and other intangible assets were not impaired as of September 30, 2010.

Due to the loss development recognized in the fourth quarter, the Company revised its five-year forecast and performed an updated discounted cash flow model to assess the recoverability of recorded goodwill as of December 31, 2010. Certain assumptions used to determine the fair value of the Company were revised, as of December 31, including, in part, discount rate, additional rate increases implemented in the fourth quarter of 2010, and enhanced product design.

The effect of these assumptions was incorporated into our forecasts for 2011 and later years. A discount rate of 16.5% was used at December 31, 2010, which management believes represents an appropriate risk-adjusted discount rate based on the Company’s overall cost of capital. Based on its updated analysis, the Company concluded that there was no impairment of goodwill as of December 31, 2010, as the fair value of the Company continued to exceed its carrying value.

Changes in the carrying value of goodwill for the year ended December 31, 2010 and 2009 were as follows (in thousands):

	Year Ended December 31,
	2010	2009
Beginning balance	$163,570	$163,650
Acquisitions/disposals	—	(80)

Ending balance	$163,570	$163,570

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets at December 31, 2010 and 2009 were as follows (in thousands):

	2010			2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agency and customer relationships	8,054	(6,195)	1,859	8,054	(5,911)	2,143

Non-amortizable intangible assets:
Trade names and licenses	15,909	(1,300)	14,609	15,909	(1,300)	14,609

Total	$23,963	$(7,495)	$16,468	$23,963	$(7,211)	$16,752

Amortization expense for the intangible assets was as follows (in thousands):

Amortization expense for the years ended December 31:
2010	$284
2009	562
2008	1,759

Estimated future amortization expense for the years ending December 31:
2011	$170
2012	170
2013	170
2014	167
2015	158
Thereafter	1,025

Estimated future amortization expense will be recognized over a weighted-average period of approximately 11.5 years as of December 31, 2010.

10.    Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2010	2009	2008
Gross balance at beginning of year	$193,647	$204,637	$227,947
Less: Reinsurance recoverable	32,447	40,667	46,854
Less: Deposits	245	516	349

Net balance at beginning of year	160,955	163,454	180,744
Incurred related to:
Current year	284,623	273,395	270,665
Prior years	28,046	14,809	3,726
Paid related to:
Current year	183,364	172,389	164,690
Prior years	131,473	118,314	126,991

Net balance at the end of year	158,787	160,955	163,454
Reinsurance recoverable	93,084	32,447	40,667
Deposits	213	245	516

Gross balance at the end of year	$252,084	$193,647	$204,637

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2010, the increase in the current accident year loss ratio was due to increased losses on the Texas and Michigan businesses as well as significantly increased severity, which was primarily due to the claims transformation project that began in the third quarter of 2009. Significant pricing and underwriting actions were taken to address Texas and Michigan profitability in 2010.

In 2010, the adverse development on reserve estimates from prior accident years was $28.0 million. This primarily related to the 2009 accident year and was a result of the Texas and Michigan businesses and the increase in severity starting in the third quarter of the year due to the claims transformation project. In 2009, adverse development on reserve estimates for prior accident years was $14.8 million. This was primarily due to the Florida business due to a decision in late 2007 to promote our full coverage product, which had inadequate pricing and product management. We ceased writing business in Florida in May 2010.

11.    Notes Payable

The Company’s long-term debt instruments and balances outstanding at December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,171	20,189

Total notes payable	$76,873	$76,891

The $30.9 million notes payable due 2035 are redeemable in whole or in part by the issuer after five years. The notes were issued in December 2004 and bore an initial interest rate of 7.545% until March 15, 2010. Since March 15, 2010, the securities adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of December 31, 2010 was 3.90%.

The $25.8 million notes payable due 2035 are redeemable in whole or in part by the issuer after five years. The notes were issued in June 2005 and bore an initial interest rate of 7.792% until June 15, 2010. Since June 15, 2010, the securities adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of December 31, 2010 was 3.85%.

The $20.2 million notes payable due 2035 are redeemable by the issuer in whole or in part anytime after March 15, 2010. The notes were issued in March 2005 and bore an initial interest rate of the three-month LIBOR rate plus 3.95% not exceeding 12.50% through March 2010 with no limit thereafter. The interest rate as of December 31, 2010 was 4.25%.

12.    Senior Secured Credit Facility

In conjunction with the 2007 acquisition of USAgencies, the Company entered into a $220.0 million senior secured credit facility (the facility) with a syndicate of lenders that consisted of a $200.0 million senior term loan facility, and a revolving facility of up to $20.0 million, depending on the Company’s borrowing capacity.

In March 2011, the Company entered into an amendment to the facility. The amendment included the following significant items:

•

A waiver of any defaults or events of default for the period prior to the effective date of the amendment related to the risk-based capital ratio and loss ratio covenants under the prior terms of the agreement.

•	The permitted dividend leverage ratio was changed from 1.5 to 1.0.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Indebtedness under the baskets for qualified additional subordinated debt and Affirmative Premium Finance Company was eliminated. The Company did not have any such debt.

•	A provision was added allowing for the acquisition of $30 million of subordinated debt if the proceeds are used as a capital contribution to the regulated insurance entities.

•	The assets and stock of Affirmative Premium Finance Company will be pledged and this entity will become a guarantor of the debt.

•	The quarterly requirements for the leverage ratio covenant calculation were changed for the first three quarters of 2011.

•	The quarterly requirements for the interest coverage ratio covenant calculation were changed for the first two quarters of 2011.

•	The quarterly requirements for the loss ratio covenant calculation were changed from December 31, 2010 through March 31, 2012.

•	The annual requirements for the risk-based capital covenant calculation were changed for December 31, 2010 and December 31, 2011.

•

At every quarter end, the Company will pay to the lenders a payment equal to the excess of cash at the non-regulated entities of $12 million at December 31 and March 31 and $10 million at June 30 and September 30.

•

Effective April 1, 2011, the pricing under the agreement is changing to if the leverage ratio is greater than 2.3, the pricing is LIBOR plus 9.00%. If the leverage ratio is greater than 2.0 and less than or equal to 2.3, the pricing is LIBOR plus 7.50%. If the leverage ratio is greater than 1.8 and less than or equal to 2.0, the pricing is LIBOR plus 6.25%. The pricing for leverage ratios less than or equal to 1.8 was unchanged.

•	The Company has the option to capitalize interest that is in excess of the prior payment terms to the loan balance.

In addition, the Company paid a 0.25% fee to all lenders that approved the amendment. The amendment is expected to increase interest costs in 2011.

On March 27, 2009, the Company entered into an amendment to the senior secured credit facility. The amendment included the following changes:

•	The leverage ratio covenant calculation was changed to include only amounts borrowed under the facility. In addition, the quarterly requirements were changed for the remaining term of the facility;

•	The interest coverage ratio covenant calculation was changed to include only interest expense paid in cash. In addition, the quarterly requirements were changed for the remaining term of the facility;

•	The combined ratio covenant was replaced with a loss ratio covenant;

•	The fixed charge coverage ratio was changed to include only interest expense paid in cash. In addition, the annual requirements were changed for the remaining term of the facility;

•	The consolidated net worth covenant calculation was changed to a covenant that excludes goodwill and includes subordinated debt;

•	Asset sales are now allowed for transactions with less than 80% of cash proceeds. Financing is limited to $5.0 million per transaction and $10.0 million in the aggregate;

•	A sale and leaseback transaction of capitalized technology assets is allowed for up to $30.0 million;

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The pricing under the agreement was changed as follows:

¡	A LIBOR floor of 3.0% was established; and

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

The Company recorded a $19.4 million pretax, non-cash gain on extinguishment of debt as a result of this transaction, which is included in a separate line item in the accompanying consolidated statement of income (loss) for the year ended December 31, 2009. The $19.4 million debt extinguishment gain resulted from a $24.2 million discount representing the difference between the carrying value of the original credit agreement and the fair value of the new modified credit agreement, net of $0.7 million of term lender consent fees and the write-off of $4.1 million of deferred debt issuance costs relating to the original credit agreement. During 2010, the Company made its scheduled quarterly payments of $1.2 million and additional payments of $20.4 million. As of December 31, 2010, the principal balance of the senior secured credit facility was $108.4 million. The revolving portion of the facility expired in January 2010.

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

The following table summarizes the Company’s term loan scheduled payments (in thousands):

2011	$1,118
2012	992
2013	673
2014	105,588

Total	$108,371

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal amount of the term loan is payable in quarterly installments, with the remaining balance due on the seventh anniversary of the closing of the facility. The Company is also required to make additional annual principal payments that are to be calculated based upon the Company’s financial performance during the preceding fiscal year. The Company does not expect to have an additional required principal payment due March 2011 as a result of principal prepayments made during 2010. In addition, certain events, such as the sale of material assets or the issuance of significant new equity, necessitate additional required principal repayments.

The interest rate on the borrowings under the facility at December 31, 2010 was 9.25%, which is the sum of the LIBOR floor of 3.0% plus 6.25%, based on the Company’ s leverage ratio.

In 2007 and 2008, the Company entered into two interest rate swap arrangements to hedge its exposure to variable cash flows related to interest payments on its senior secured credit facility. One swap, entered into in April 2007, has a notional amount of $50.0 million that requires quarterly settlements whereby the Company pays a fixed rate of 4.993% and receives a three-month LIBOR rate. This swap expires in April 2011. The second swap, entered into in January 2008 had an original notional amount of $95.0 million scheduled to gradually decline to $40.0 million prior to its expiration in February 2011, and was $40.0 million as of December 31, 2010. For this swap, the Company pays a fixed rate of 3.031% and receives a three-month LIBOR rate.

The March 2009 amendment to the senior secured credit facility, discussed above, changed the pricing to include a LIBOR floor of 3.0%, thus creating a basis difference in the hedging relationship since the hedged debt has a floor and the swap does not. With this amendment, the Company could no longer assume that the interest swap agreements would be highly effective in hedging the variability of interest payments on the Company’s senior secured credit facility. As a result, as of March 27, 2009, the qualifying criteria to elect hedge accounting were no longer met. Accordingly, the Company reclassified the accumulated other comprehensive loss associated with the interest rate swaps to earnings and going forward, recognizes any changes to the fair value of the interest rate swaps in current period earnings.

13.    Capital Lease Obligation

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

Property under capital lease at December 31, 2010 was as follows (in thousands):

	Cost	Accumulated Depreciation	Net
Computer software, software licenses and hardware	$28,189	$4,135	$24,054

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated future lease payments for the years ending December 31:

2011	6,736
2012	6,736
2013	6,736
2014	6,736
2015	2,807

Total estimated future lease payments	29,751
Less: Amount representing interest	4,449

Present value of future lease payments	$25,302

14.    Income Taxes

The provision for income taxes for the years ended December 31 consisted of the following (in thousands):

	2010	2009	2008
Current tax expense (benefit)	$473	$(1,439)	$1,104
Deferred tax expense (benefit)	1,275	23,833	(4,479)

Net income taxes (benefit)	$1,748	$22,394	$(3,375)

The Company’s effective tax rate differed from the statutory rate of 35% for the years ended December 31 as follows:

	2010	2009	2008
Loss before income tax expense (benefit)	$(87,183)	$(16,487)	$(1,937)
Tax provision computed at the federal statutory income tax rate	(30,514)	(5,771)	(678)
Increases (reductions) in tax resulting from:
Tax-exempt interest	(395)	(1,442)	(2,665)
State income taxes	(368)	18	80
Valuation allowance	33,064	30,638	(134)
Other	(39)	(1,049)	22

Income tax expense (benefit)	$1,748	$22,394	$(3,375)

Effective tax rate	2.0%	135.8%	(174.2)%

The Company recognized an income tax expense from continuing operations of $1.7 million for the year ended December 31, 2010 as compared to $22.4 million for the prior year. The Company’s effective tax rate from continuing operations of 2.0% for the year ended December 31, 2010 differed from the federal statutory rate primarily as a result of the recognition of a deferred tax asset valuation allowance and investment income generated by tax-exempt securities.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Deferred tax assets:
Unearned and advance premiums	$3,948	$7,575
Net operating loss carryforward	51,008	21,707
Discounted unpaid losses	3,164	3,263
Deferred revenue	3,551	4,424
Allowance for doubtful accounts	3,890	3,630
Capital loss carryforward	175	1,008
Depreciation on fixed assets	277	352
Alternative minimum tax and work opportunity credits	435	408
Other	8,251	5,763

Total deferred tax assets	74,699	48,130

Deferred tax liabilities:
Deferred acquisition costs	4,110	8,464
Unrealized gains	695	1,540
Goodwill	12,095	10,820
Debt extinguishment	4,339	6,480

Total deferred tax liabilities	21,239	27,304

Deferred tax assets, net, before valuation allowance	53,460	20,826
Valuation allowance	65,555	31,646

Deferred tax assets (liabilities), net	$(12,095)	$(10,820)

The change in valuation allowance attributable to continuing operations and other comprehensive income is presented below (in thousands):

	2010	2009
Continuing operations	$33,064	$30,638
Changes in other comprehensive income	845	—

	$33,909	$30,638

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010, the Company has available for income tax purposes federal net operating loss carryforwards (NOL’s), which may be used to offset future taxable income. The Company’s NOL’s expire as follows (in thousands):

2020	$7,444
2021	5,952
2022	90
2023	3
2024	2,140
2027	15,557
2028	4,886
2029	26,569
2030	83,097

$145,738

At December 31, 2010, the Company had available approximately $0.5 million of capital loss carryforwards expiring in 2012 resulting primarily from sales of securities in 2006 and 2007 to adjust the duration of the Company’s investment portfolio. Capital loss carryforwards, which may be carried forward five years, may only be used to offset future realized capital gains. The Company recorded a valuation allowance for the full amount of the deferred tax asset resulting from these capital loss carryforwards.

15.    Commitments

In October 2006, the Company entered into an IT outsourcing contract with a data processing services provider under which the Company outsourced substantially all of its IT operations, including the Company’s data center, field support and application management. The initial term of the agreement was ten years, although it may be terminated for convenience by the Company at any time upon six month’s notice after the first two years, subject to the payment of certain stranded costs and other termination fees. The Company’s IT outsourcing expenses were $14.2 million, $12.7 million and $12.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, the Company leased office space for its agencies, insurance companies and retail stores in various locations throughout the United States. The Company’s operating lease rental expenses were $9.1 million, $8.8 million and $9.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table summarizes the Company’s minimum future IT outsourcing and operating lease commitments at December 31, 2010 (in thousands):

2011	$20,835
2012	14,439
2013	13,133
2014	14,438
2015	6,076
Thereafter	5,330

Total	$74,251

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Legal and Regulatory Proceedings

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

From time to time, the Company and its subsidiaries are subject to random compliance audits from federal and state authorities regarding various operations within its business that involve collecting and remitting taxes or assessing taxes on certain activities, in one form or another. In 2006, two of the Company’s wholly-owned underwriting agencies were subject to a sales and use tax audit conducted by the State of Texas. The examiner for the State of Texas completed his audit report and delivered two companion audit assessments, for the period from January 2002 to December 2005, asserting collectively that the Company should have collected and remitted approximately $2.9 million in additional sales tax derived from allegedly taxable claims services performed by the Company’s underwriting agencies for policies sold by these underwriting agencies and issued by a county mutual insurance company through a fronting arrangement. The assessments included an additional $0.4 million for accrued interest and penalty for a total assessment of $3.3 million. In October 2006, the Company responded to the assessments by filing two petitions with the Comptroller of Public Accounts for the State of Texas requesting a re-determination of the taxes alleged to be due. On December 22, 2010, the parties filed a Joint Motion to Dismiss memorializing their agreement by which: (1) the full amount of the assessments would be upheld; (2) the Company would make one payment of $250,000 in full compromise and satisfaction of both the assessments and all related penalties and interest; and (3) upon receipt of the Company’s payment, all additional tax, penalties and interest remaining unpaid would be reduced to zero and the Company discharged from all remaining liability. On January 27, 2011, the Comptroller rendered its final decision approving the parties’ agreement and dismissing the Company’s petitions for redetermination. The $250,000 settlement was accrued in the Company’s consolidated balance sheet as of December 31, 2010.

On October 26, 2010, the Chapter 7 Trustee for Brooke Corporation, Brooke Capital Corporation and Brooke Investments, Inc., along with Brooke Agency Services Company, LLC (“BASC”), filed an adversary proceeding in the U.S. Bankruptcy Court for the District of Kansas against Affirmative Insurance Holdings, Inc., Affirmative Insurance Services, Inc., Affirmative Insurance Services of Illinois, Inc., and Affirmative Insurance Company. The Plaintiffs assert claims for an accounting, constructive fraudulent transfer and preferential transfer under Section 547 of the Bankruptcy Code, seeking to recover premium funds transferred to the Defendants by BASC pursuant to producer agreements pursuant to which BASC’s franchisee’s sold Defendants’ insurance policies. Plaintiffs also assert a claim for breach of contract for alleged unpaid profit sharing commissions. The Company believes that these claims lack merit and intends to defend itself vigorously.

Affirmative Insurance Company is party to a 100% quota share reinsurance agreement with a Texas county mutual insurance company, and the Company serves as a general agent for business written pursuant to that agreement. On January 10, 2011, the Company filed a petition for Interpleader and Declaratory Judgment in the District Court of Tarrant County, Texas on behalf of the Texas county mutual insurance company against Benjamin Rodriguez, Teresa Jaramillo, Oralia Barron and the Company’s insured, Cipriano Almanza, seeking leave to tender to the Court $20,000 in remaining proceeds of Almanza’s policy in satisfaction of a July 16, 2010 Final Judgment entered against Almanza in favor of Rodriguez, Jaramillo and Barron in the approximate amount of $770,000. The Texas county mutual insurance company included a claim for Declaratory Judgment based upon threatened action by counsel for Rodriguez, Jaramillo and Barron to assert direct claims against the Texas county mutual insurance company for amounts in excess of Almanza’s policy limits due to an alleged violation of the Stowers duty to settle within policy limits. As 100% reinsurer, the Company would be liable for any excess verdict entered against the Texas county mutual insurance company. The Company believes that the threatened Stowers claim lacks merit and intends to defend itself vigorously.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 17, 2009, plaintiff Toni Hollinger filed a putative class action in the U.S. District Court for the Eastern District of Texas against several county mutual insurance companies and reinsurance companies, including Affirmative Insurance Company. The complaint alleges that defendants engaged in unfair discrimination and violated the Texas Insurance Code by charging different policy fees for the same class and hazard of insurance written through county mutual insurance companies. On August 5, 2010, the Court issued an order dismissing plaintiff’s claims for lack of subject matter jurisdiction. Plaintiff filed a notice of appeal of the dismissal on August 25, 2010. The appeal is pending. The Company believes that this claim lacks merit and intends to defend itself vigorously.

On January 12, 2010, the Circuit Court of Cook County, Illinois granted plaintiff Valerie Thomas leave to amend her complaint to assert a putative class action against Affirmative Insurance Company. The complaint alleged that Affirmative failed to provide a statutory 5% premium discount to insureds who had anti-theft devices installed as standard equipment on their vehicles even when the insureds did not disclose the existence of such devices to Affirmative. The case was consolidated with several identical class actions against other defendant insurance companies. On March 24, 2011, pursuant to the parties’ Stipulation of Dismissal, the Court issued an order dismissing the plaintiff’s complaint.

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

17.    Net Income (Loss) per Common Share

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for each of the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share amounts):

	2010	2009	2008
Numerator:
Income (loss) from continuing operations	$(88,931)	$(37,046)	$6,236

Denominator:
Weighted average basic shares
Weighted average common shares outstanding	15,414	15,415	15,415

Weighted average diluted shares
Weighted average common shares outstanding	15,414	15,415	15,415
Effect of dilutive stock options	—	—	—

Total weighted average diluted shares	15,414	15,415	15,415

Basic income (loss) per common share from continuing operations	$(5.77)	$(2.40)	$0.40

Diluted income (loss) per common share from continuing operations	$(5.77)	$(2.40)	$0.40

18.    Stock-Based Compensation

In May 2004, the Company’s board of directors adopted and its stockholders approved the 2004 Stock Incentive Plan (2004 Plan) to enable the Company to attract, retain and motivate eligible employees, directors

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and consultants through equity-based compensatory awards, including stock options, stock bonus awards, restricted and unrestricted stock awards, performance stock awards, stock appreciation rights and dividend equivalent rights. The maximum number of shares of common stock reserved for issuance under the 2004 Plan, as amended, is 3,000,000, subject to adjustment to reflect certain corporate transactions or changes in the Company’s capital structure. At December 31, 2010, 1,560,321 shares were reserved for future grants under the 2004 Plan.

Under the 2004 Plan, the board or Compensation committee may fix the term and vesting schedule of each stock option, but no incentive stock option will be exercisable more than ten years after the date of grant. Vested stock options generally remain exercisable for up to three months after a participant’s termination of service or up to 12 months after a participant’s death or disability. Typically, the exercise price of each incentive stock option must not be less than 100% of the fair market value of the Company’s common stock on the grant date, and the exercise price of a nonqualified stock option must not be less than 20% of the fair market value of the Company’s common stock on the grant date. In the event that an incentive stock option is granted to a 10% stockholder, the term of such stock option may not be more than five years and the exercise price may not be less than 110% of the fair market value on the grant date. The exercise price of each stock option granted under the 2004 Plan may be paid in cash or in other forms of consideration in certain circumstances, including shares of common stock, deferred payment arrangements or pursuant to cashless exercise programs. A stock option award may provide that if shares of the Company’s common stock are used to pay the exercise price, additional stock options will be granted to the participant to purchase that number of shares used to pay the exercise price. Generally, stock options are not transferable except by will or the laws of descent and distribution, unless the board or Compensation committee provides that a nonqualified stock option may be transferred.

The Company has a 1998 Omnibus Incentive Plan (1998 Plan) under which the Company may grant options to employees, directors and consultants for up to 803,169 shares of common stock. The exercise prices are determined by the board of directors, but shall not be less than 100% of the fair market value on the grant date or, in the case of any employee who is deemed to own more than 10% of the voting power of all classes of the Company’s stock, not less than 110% of the fair market value. The terms of the options are also determined by the board of directors, but shall never exceed ten years or, in the case of any employee who is deemed to own more than 10% of the voting power of all classes of the Company’s common stock, shall not exceed five years. The Company does not expect to grant any further equity awards under the 1998 Plan, but intends to make all future awards under the 2004 Plan. While all awards previously granted under the 1998 Plan will remain outstanding, 1998 Plan shares will not be available for re-grant if these outstanding awards are forfeited or cancelled.

Stock Options • The Company used the modified Black-Scholes model to estimate the fair value of employee stock options on the date of grant utilizing the assumptions noted below. The risk-free rate is based on the U.S. Treasury bill yield curve in effect at the time of grant for the expected term of the option. The expected term of options granted represents the period of time that the options are expected to be outstanding. Expected volatilities are based on historical volatilities of the Company’s common stock. The dividend yield was based on expected dividends at the time of grant.

There were no stock options issued in 2010, 2009 or 2008.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for each of the three years ended December 31 follows (shares in thousands):

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,275	$19.10	1,732	$18.77	1,803	$18.73
Forfeited	(39)	15.09	(457)	17.46	(71)	17.82

Outstanding at end of year	1,236	19.23	1,275	19.10	1,732	18.77

The Company recognized total compensation expense related to the stock options of $0.5 million, $0.7 million and $0.7 million during 2010, 2009 and 2008, respectively. Compensation expense is included in selling, general and administrative expenses in the consolidated statements of income (loss). Total unrecognized compensation expense related to unvested stock options was $0.3 million at December 31, 2010, which will be recognized over a weighted-average period of approximately 1.3 years.

Stock options outstanding and exercisable at December 31, 2010 were as follows (shares in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Years of Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$10.38 to $15.00	291	$14.15	5.16	272	$14.40
$15.01 to $22.00	605	17.45	5.49	513	17.42
$22.01 to $30.00	340	26.74	5.84	313	26.87

$10.38 to $30.00	1,236	19.23	5.51	1,098	19.36

The stock options outstanding and exercisable at December 31, 2010 had aggregate intrinsic values of zero as the aggregate exercise price was greater than the aggregate market value. No stock options were exercised during 2010, 2009 or 2008.

Restricted Stock Awards • A summary of activity for the Company’s restricted stock grants for each of the years ended December 31 was as follows (shares in thousands):

	2010		2009		2008
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	50	$15.53	75	$15.52	99	$15.52
Granted	—	—	—	—	—	—
Vested	(38)	14.37	(25)	15.50	(24)	15.39
Forfeited	—	—	—	—	—	—

Outstanding at end of year	12	16.37	50	15.53	75	15.52

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognized total compensation expense related to the restricted stock awards of $0.6 million, $0.4 million and $0.4 million during 2010, 2009 and 2008, respectively. Compensation expense is included in selling, general and administrative expenses in the consolidated statement of income. As of December 31, 2010, there was approximately $0.1 million of total unrecognized compensation cost related to unvested restricted stock awards, which will be recognized over a weighted average period of approximately 0.9 years.

The aggregate fair value of restricted stock awards vested during 2010, 2009 and 2008 was $0.1 million at the date of vesting.

19.    Employee Benefit Plan

The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet specified service requirements. Under the plan, the Company may, at its discretion, match 100% of each employee’s contribution, up to 3% of the employee’s earnings, plus 50% of each employee’s contribution for the next 2% of the employee’s salary. The Company’s total contribution to the 401(k) plan was $0.5 million and $1.0 million in 2009 and 2008, respectively. In July 2009, the Company suspended matching contributions to the 401(k) plan. There were no employer matching contributions to the 401(k) plan in 2010.

20.    Related Party Transactions

The Company has entered into certain transactions with a partnership that is affiliated with J. Christopher Flowers. Mr. Flowers is affiliated with New Affirmative LLC, the majority shareholder of the Company.

In the fourth quarter of 2010, the Company committed to invest $2.5 million in Varadero, a hedge fund, and entered into an investment management agreement for up to $10.0 million of the investment portfolio. The investment manager is Varadero Capital, L.P., of which Varadero GP, LLC is the general partner. Both the investment manager and general partner are partially-owned by an entity affiliated with Mr. Flowers. As of December 31, 2010, the Company had funded $2.5 million in the hedge fund and had $7.4 million under management by Varadero.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified the Company for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of December 31, 2010, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better with a reinsurance recoverable of $3.0 million.

In January 2007, 227 West Monroe Street, Inc., as landlord (Landlord) executed a Consent to Assignment among the Landlord, KR Callahan & Company, LLC (KRCC), an entity whose sole member and manager is Kevin R. Callahan, the Company’s former Chairman and Chief Executive Officer, and the Company, and approved the assignment (the Assignment) of the leasehold interest held by KRCC to the Company with effect from December 2006. Pursuant to the Assignment, KRCC assigned to the Company all of its right, title and interest in and to the Lease (the Lease), dated May 8, 2006, between KRCC, as tenant, and the Landlord, and the Company agreed with KRCC to assume all obligations of KRCC, as tenant, under the Lease. The Lease relates to office space in Chicago, Illinois used by the Company’s Claims Staff Counsel. The Lease continues until July 31, 2016 and provides for an average monthly rent of approximately $9,690. In addition, Affirmative Property will be responsible for the payment of taxes, common area maintenance charges and other customary occupancy costs.

In connection with the Lease, KRCC had procured a Letter of Credit in favor of the Landlord in the amount of $293,257 as a security deposit against KRCC’s obligations under the Lease. In connection with the

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

21.    Regulatory Restrictions

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

Any failure by one of the Company’s insurance company subsidiaries to meet the applicable risk-based capital or minimum statutory capital requirements imposed by the laws of Illinois, Louisiana, Michigan, and New York or other states where the Company does business could subject it to further examination or corrective action imposed by state regulators, including limitations on the Company’s writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require the Company to increase its statutory capital levels, which the Company may be unable to do. As of December 31, 2010, each of the Company’s insurance company subsidiaries maintained a risk-based capital level in excess of an amount that would require any corrective actions.

State insurance laws restrict the ability of the Company’s insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of December 31, 2010, the Company’s insurance companies could not pay ordinary dividends to the Company without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. Dividend payments of $7.3 million were received from the Company’s insurance company subsidiaries in 2008. In February 2009, the Company obtained approval from the New York Department of Insurance for one of its insurance subsidiaries to retire one million shares of its stock for $2.9 million and approved payment of an extraordinary dividend for $100,000.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Illinois Insurance Code includes a reserve requirement that requires an insurer to maintain an amount of qualifying investments as defined at least equal to the lesser of $250.0 million or 100% of adjusted loss reserves and loss adjustment reserve expenses. As of December 31, 2010, Affirmative Insurance Company was deficient in qualifying assets by $29.5 million. The Company submitted its plan to the Illinois Department of Insurance in March 2011. The plan that the Company proposed included a $3.8 million ordinary dividend and a $21.0 million extraordinary distribution from two of AIC’s insurance company subsidiaries, which were completed in March 2011 and an extraordinary dividend from one of AIC’s insurance company subsidiaries, which is subject to its state insurance department approval. If the state insurance department does not approve the extraordinary dividend the Company has other means available to cure the deficiency.

22.    Business Concentrations

The majority of the Company’s commission income and fees are directly related to the premiums written through its insurance subsidiaries from policies sold to individuals located in certain states. Accordingly, the Company could be adversely affected by economic downturns, natural disasters, and other conditions that may occur from time-to-time in these states.

The following table identifies the states in which the Company operates and the gross premiums written by state (in thousands):

	Year Ended December 31,
	2010	2009	2008
Louisiana	$140,642	$138,484	$140,270
Texas	67,078	79,712	66,006
Illinois	41,417	41,939	52,604
Michigan	32,314	22,682	16,292
Alabama	28,475	28,099	27,353
California	20,404	25,216	29,905
Indiana	10,277	9,738	9,848
South Carolina	5,571	4,499	8,599
Missouri	4,541	8,569	9,514
New Mexico	1,665	2,775	3,565
Florida	1,337	5,825	20,619
Other	159	272	484

Total	$353,880	$367,810	$385,059

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.    Fair Value of Financial Instruments

The Company utilizes a hierarchy of valuation techniques for the disclosure of fair value estimates based on whether the significant inputs into the valuation are observable. In determining the level of hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The Company measures certain assets and liabilities at fair value on a recurring basis, including investment securities classified as available-for-sale or trading, cash equivalents, other invested assets, other receivables and interest rate swaps. Following is a brief description of the type of valuation information that qualifies a financial asset for each level:

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial assets and financial liabilities measured at fair value on a recurring basis

The following table provides information as of December 31, 2010 about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and government agencies	$25,680	$25,680	$—	$—
Mortgage-backed securities	10,830	—	10,830	—
States and political subdivisions	22,388	—	22,388	—
Corporate debt securities	124,555	—	124,555	—
FDIC-insured certificates of deposit	26,810	—	26,810	—

Total investment securities	210,263	25,680	184,583	—
Cash and cash equivalents	46,364	46,364	—	—
Fiduciary and restricted cash	3,866	3,866	—	—
Other invested assets	2,564	—	—	2,564

Total assets	$263,057	$75,910	$184,583	$2,564

Liabilities:
Interest rate swaps (other liabilities)	$1,453	$—	$—	$1,453

Total liabilities	$1,453	$—	$—	$1,453

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Level 3 Financial assets and liabilities

At December 31, 2010, the Company’s Level 3 financial assets include other invested assets related to an investment in a hedge fund and is presented as a separate line item in the consolidated balance sheet. The Company measured the fair value of other invested assets on the basis of the net asset value of the fund as reported by the fund manager.

At December 31, 2009, the Company’s Level 3 financial assets included auction-rate tax-exempt securities. Observable market inputs for certain auction-rate tax-exempt securities that experienced failed auctions as a result of liquidity issues in the global credit and capital market were not readily available. The fair value of these securities was estimated using third-party valuation sources.

Also at December 31, 2009, the Company’s Level 3 financial assets included other receivables related to a settlement agreement with the Company’s broker to liquidate certain of the Company’s auction-rate tax-exempt securities. The settlement agreement required the Company’s broker to purchase eligible securities at par, at any time during a two-year period beginning June 30, 2010. The fair value of this agreement was included in other assets in Level 3 of the fair value hierarchy. As of December 31, 2010, the fair value of the settlement agreement was zero as the Company no longer held any auction-rate tax-exempt securities in its portfolio. All remaining auction-rate securities were redeemed in the fourth quarter of 2010.

The Company’s Level 3 financial liabilities are interest rate swaps. The fair value of these swaps are determined by quotes from brokers that are not considered binding.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value measurements for assets in category Level 3 for the year ended December 31, 2010 were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Tax-Exempt Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Assets	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2010	$37,416	$8,830	$—
Transfers in and/or out of Level 3	—	—	—
Total gains or (losses) (realized/unrealized)
Included in earnings	9,024	(8,830)	64
Purchases	—	—	2,500
Settlements	(46,440)	—	—

Balance at December 31, 2010	$—	$—	$2,564

Fair value measurements for liabilities in category Level 3 for the year ended December 31, 2010 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at January 1, 2010	$4,108
Transfers into Level 3	—
Total losses included in earnings	961
Settlements	(3,616)

Balance at December 31, 2010	$1,453

The Company did not have any significant transfers between Levels 1 and 2 during the year ended December 31, 2010.

Fair value measurements for assets in category Level 3 for the year ended December 31, 2009 were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction-Rate Tax-Exempt Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Assets
Balance at January 1, 2009	$39,130	$9,647
Transfers in and/or out of Level 3	—	—
Total gains or (losses) (realized/unrealized):
Included in earnings	2,116	(817)
Included in other comprehensive income	—	—
Settlements	(3,830)	—

Balance at December 31, 2009	$37,416	$8,830

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

Derivative financial instruments are reported at fair value on the consolidated balance sheet. The Company’s current derivative instruments consist of two interest rate swaps with an aggregate notional amount of $90 million outstanding at December 31, 2010, previously designated as hedges against the variability of cash flows associated with that portion of the senior secured credit facility. The interest rate swap liability is recorded in other liabilities on the consolidated balance sheet. The credit risk associated with these swap agreements is limited to the uncollected interest payments due from counterparties. As of December 31, 2010, counterparty credit risk was minimal.

Gains and losses (realized and unrealized) for Level 3 assets and liabilities included in earnings for the year ended December 31, 2010, are reported in net investment income, other income and loss on interest rate swaps as follows (in thousands):

	Net Investment Income	Other Income(Loss)	Loss on Interest Rate Swaps
Assets
Total gains (losses) realized in earnings	$9,088	$(8,830)	$—
Liabilities
Total gains (losses) realized in earnings	—	—	(961)

Total for the period ended December 31, 2010	$9,088	$(8,830)	$(961)

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. The following financial liabilities are not required to be recorded at fair value, but their fair value is being disclosed.

Notes payable — The fair values of the notes payable were determined using a third-party valuation source and were estimated to be $24.3 million in the aggregate with a total carrying value of $76.9 million at December 31, 2010.

Senior secured credit facility — The fair value of the senior secured credit facility was determined using a third-party valuation source and was estimated to be $88.3 million with a carrying value of $96.0 million at December 31, 2010.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.    Statutory Financial Information and Accounting Policies

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

Insura, AIC of Michigan, Casualty, and Direct are wholly-owned subsidiaries of AIC and are included as common stock investments on AIC’s balance sheet in its statutory surplus. The following table summarizes selected statutory information of the Company’s insurance subsidiaries ended December 31 (in thousands):

	December 31,
	2010	2009	2008
Statutory capital and surplus:
Affirmative Insurance Company (AIC)	$85,119	$107,899	$150,973
Insura Property and Casualty Insurance Company (Insura)	27,046	26,648	25,906
Affirmative Insurance Company of Michigan (AIC of Michigan)	9,127	9,476	9,341
USAgencies Casualty Insurance Company, Inc (Casualty)	50,340	51,291	48,916
USAgencies Direct Insurance Company (Direct)	5,253	4,244	7,162

	Year Ended December 31,
	2010	2009	2008
Statutory net income (loss):
Affirmative Insurance Company	$(61,977)	$(30,249)	$(2,167)
Insura Property and Casualty Insurance Company	527	597	611
Affirmative Insurance Company of Michigan	127	132	247
USAgencies Casualty Insurance Company, Inc.	1,693	1,712	3,248
USAgencies Direct Insurance Company	27	83	(10)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25.    Unaudited Quarterly Financial Data

The following is a summary of the Company’s unaudited quarterly consolidated results from continuing operations for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2010:
Net premiums earned	$92,722	$96,415	$91,075	$53,055
Total revenues	119,618	120,101	110,504	75,544
Losses and loss adjustment expenses	71,025	80,887	76,345	84,412
Net income (loss) from continuing operations	(3,464)	(12,111)	(23,120)	(50,236)
Diluted net income (loss) per share from continuing operations	(0.22)	(0.79)	(1.50)	(3.26)
Diluted weighted-average common shares	15,415	15,415	15,415	15,410

2009:
Net premiums earned	$93,224	$94,221	$88,561	$89,410
Total revenues	116,856	117,048	111,513	110,818
Losses and loss adjustment expenses	69,678	81,890	70,292	66,344
Net income (loss) from continuing operations	11,169	(8,026)	(3,392)	(36,797)
Diluted net income (loss) per share from continuing operations	0.72	(0.52)	(0.22)	(2.38)
Diluted weighted-average common shares	15,415	15,415	15,415	15,415

26.    Discontinued Operations

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

The summarized statements of loss from discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue (including loss on disposal)	$—	$569	$2,470
Pretax loss from discontinued operations	—	(1,835)	(2,990)
Other intangible assets impairment	—	—	(4,397)
Income tax (benefit)	—	—	(2,589)

Loss from discontinued operations	$—	$(1,835)	$(4,798)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company assigned store operating leases to the purchaser, but remain contingently liable on store leases in the event of default by the assignee. These stores have future lease related payments totaling approximately $0.2 million through August 2012. The Company believes the likelihood of a liability being triggered under these leases is remote, and, therefore, no liability has been accrued for these lease obligations as of December 31, 2010.

27.    Parent Company Financials

The condensed financial information of the parent company, Affirmative Insurance Holdings, Inc. as of December 31, 2010 and 2009, and for each of the three years ended December 31, 2010, 2009 and 2008 is presented as follows (in thousands, except share data):

Condensed Balance Sheets

	2010	2009
Assets
Cash and cash equivalents	$1,617	$1,283
Fiduciary and restricted cash	151	142
Investment in subsidiaries	351,361	442,603
Federal income taxes receivable	1,803	3,326
Goodwill	9,755	9,755
Other intangible assets, net	273	273
Affiliate loan receivable	—	3,980
Other assets	3,983	5,460

Total assets	$368,943	$466,822

Liabilities and Stockholders’ Equity
Liabilities
Payable to subsidiaries	$118,591	$107,514
Senior secured credit facility	95,974	111,506
Notes payable	56,702	56,702
Deferred tax liability	1,296	1,296
Interest rate swaps	1,453	4,108
Other liabilities	1,919	2,341

Total liabilities	275,935	283,467

Stockholders’ Equity
Common stock, $0.01 par value; 75,000,000 shares authorized; 17,768,721 shares issued and 15,408,358 outstanding at December 31, 2010; 17,768,721 shares issued and 15,415,358 outstanding at December 31, 2009	178	178
Additional paid-in capital	165,776	164,752
Treasury stock, at cost (2,360,363 shares at December 31, 2010 and 2,353,363 shares at December 31, 2009)	(32,906)	(32,880)
Accumulated other comprehensive income	445	2,859
Retained earnings (deficit)	(40,485)	48,446

Total stockholders’ equity	93,008	183,355

Total liabilities and stockholders’ equity	$368,943	$466,822

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Income (Loss)

	Year Ended December 31,
	2010	2009	2008
Revenues
Dividends from subsidiaries	$31,300	$25,108	$7,323
Net investment income	13	345	233
Other income	237	1	53

Total revenues	31,550	25,454	7,609

Expenses
Operating expenses	1,327	1,367	1,325
Gain on extinguishment of debt	—	(19,434)	—
Loss on interest rate swaps	961	6,412	—
Interest expense	20,620	22,533	16,967

Total expenses	22,908	10,878	18,292

Income (loss) before income taxes and equity interest in subsidiaries	8,642	14,576	(10,683)
Income tax expense (benefit)	2,209	8,078	(2,563)
Equity interest in undistributed earnings (loss) of subsidiaries	(95,364)	(45,379)	9,558

Net income (loss)	$(88,931)	$(38,881)	$1,438

Condensed Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
Net cash provided by (used in) operating activities	$(3,290)	$(17,814)	$44,457

Cash flows from investing activities
Dividends received from subsidiaries	31,300	25,108	7,323
Proceeds from other invested assets	—	—	11,400
Investment in affiliates	(6,000)	—	—
Proceeds from sale of business	—	250	—

Net cash provided by investing activities	25,300	25,358	18,723

Cash flows from financing activities
Borrowings under senior secured credit facility	—	—	6,000
Principal payments on senior secured credit facility	(21,650)	(6,656)	(66,289)
Debt modification costs paid	—	(2,532)	—
Acquisition of treasury stock	(26)	—	—
Dividends paid	—	—	(1,233)

Net cash used in financing activities	(21,676)	(9,188)	(61,522)

Net increase (decrease) in cash and cash equivalents	334	(1,644)	1,658
Cash and cash equivalents at beginning of year	1,283	2,927	1,269

Cash and cash equivalents at end of year	$1,617	$1,283	$2,927

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2010. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Using the COSO Framework, the Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the Company’s internal control over financial reporting. As a result, management has concluded that our internal control over financial reporting was effective as of December 31, 2010 based upon the COSO Framework.

KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in the annual report, has issued an opinion on the Company’s effectiveness of internal control over financial reporting as of December 31, 2010.

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

The information relating to this Item 10 is incorporated by reference to the disclosure in the sections headed “Item 1 — Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Proxy Statement for our 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010.

Item 11.	Executive Compensation

The information relating to this Item 11 is incorporated by reference to the disclosure in the sections headed “Compensation Discussion and Analysis,” “Compensation Committee Report” and “ Executive Compensation” in the Proxy Statement for our 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to this Item 12 is incorporated by reference to the disclosure in the sections headed “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2010 about all of our equity compensation plans. All plans have been approved by our stockholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a)) (c)
2004 Stock Incentive Plan	1,235,900	$19.23	1,560,321

We repurchased 7,000 shares of our common stock during the fourth quarter of 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to this Item 13 is incorporated by reference to the disclosure in the section headed “Certain Relationships and Related Transactions” in the Proxy Statement for our 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010.

Item 14.	Principal Accounting Fees and Services

The information relating to this Item 14 is incorporated by reference to the disclosure in the section headed “Corporate Governance — Audit Committee — Fees Paid to Independent Auditor” and “Corporate Governance — Audit Committee — Approval of Audit and Non-Audit Services” in the Proxy Statement for our 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010.

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

AFFIRMATIVE INSURANCE HOLDINGS, INC.

By:	/s/ GARY Y. KUSUMI
Gary Y. Kusumi
Chief Executive Officer

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below.

Signature	Title	Date
/s/ GARY Y. KUSUMI Gary Y. Kusumi	Chairman and Chief Executive Officer	March 31, 2011

/s/ MICHAEL J. MCCLURE Michael J. McClure	Executive Vice President and Chief Financial Officer	March 31, 2011

/s/ EARL R. FONVILLE Earl R. Fonville	Senior Vice President and Chief Accounting Officer	March 31, 2011

/s/ THOMAS C. DAVIS Thomas C. Davis	Director	March 31, 2011

/s/ NIMROD T. FRAZER Nimrod T. Frazer	Director	March 31, 2011

/s/ AVSHALOM Y. KALICHSTEIN Avshalom Y. Kalichstein	Director	March 31, 2011

/s/ MORY KATZ Mory Katz	Director	March 31, 2011

/s/ DAVID I. SCHAMIS David I. Schamis	Director	March 31, 2011

/s/ J. CHRISTOPHER TEETS J. Christopher Teets	Director	March 31, 2011

/s/ PAUL J. ZUCCONI Paul J. Zucconi	Director	March 31, 2011

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

10.2+

First Amendment to the Amended and Restated Affirmative Insurance Holdings, Inc. 2004 Stock Incentive Plan (incorporated by reference to Annex A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 28, 2006, File No. 000-50795).

10.3+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 000-50795).

10.4+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 000-50795).

10.5+

Form of Restricted Stock Award Agreement (reflecting restricted stock awards issued to named executive officers in February 2011) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 21, 2011, File No. 000-50795).

10.6+

Affirmative Insurance Holdings, Inc. Performance-Based Annual Incentive Plan, effective January 1, 2007 (incorporated by reference to Appendix A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 5, 2007, File No. 000-50795).

10.7+	Description of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2005, File No. 000-50795).

10.8+

Executive Employment Agreement, dated January 4, 2011 (effective October 1, 2010), between Affirmative Insurance Holdings, Inc. and Gary Y. Kusumi (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 10, 2011, File No. 000-50795).

10.9+

First Amended and Restated Executive Employment Agreement, dated January 7, 2011 (effective December 1, 2010), between Affirmative Insurance Holdings, Inc. and Michael J. McClure (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 10, 2011, File No. 000-50795).

Exhibit	Description
10.10+

Second Amended and Restated Executive Employment Agreement, dated January 7, 2011 (effective January 1, 2011), between Affirmative Insurance Holdings, Inc. and Robert A. Bondi (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 10, 2011, File No. 000-50795).

10.11+

First Amended and Restated Executive Employment Agreement, dated as of March 30, 2009, between Affirmative Insurance Holdings, Inc. and our former Chairman and Chief Executive Officer, Kevin R. Callahan (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed with the SEC on March 31, 2009, File No. 000-50795).

10.12

Automobile Quota Share Reinsurance Contract between Swiss Reinsurance America Corporation and Affirmative Insurance Company, dated as of December 28, 2010, for the period October 1, 2010 to December 31, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed with the SEC on January 10, 2011, File No. 000-50795).

10.13

Automobile Quota Share Reinsurance Contract between Swiss Reinsurance America Corporation and Affirmative Insurance Company, dated as of December 29, 2010, for the period January 1, 2011 to December 31, 2011(incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A filed with the SEC on January 10, 2011, File No. 000-50795).

10.14

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

10.15

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

10.16*

Casualty Excess of Loss Reinsurance Contract issued to Affirmative Insurance Company, USAgencies Casualty Insurance Company, Insura Property and Casualty Insurance Company and Affirmative Insurance Company of Michigan by Scor Reinsurance Company and Platinum Underwriters Reinsurance, Inc. (co-reinsurers), effective for the period August 1, 2010 to August 1, 2011.

10.17

Quota Share Reinsurance Agreement between Old American County Mutual Fire Insurance Company and Affirmative Insurance Company dated as of January 1, 2005, for the business written through American Agencies General Agency, Inc. (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2005, File No. 000-50795).

10.18

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

Exhibit	Description
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

10.24

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

10.25

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

10.26

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

10.27

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

10.28

Letter Agreement dated March 27, 2009, by and between Credit Suisse, Cayman Islands Branch, The Frost National Bank, JP Morgan Chase Bank, N.A. and Affirmative Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed with the SEC on March 31, 2009, File No. 000-50795).

10.29*

Fifth Amendment to Credit Agreement and Guarantee and Collateral Agreement, dated as of March 30, 2011, among Affirmative Insurance Holdings, Inc., as Borrower, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Collateral Agent, outgoing Issuing Bank and Outgoing Swingline Lender and The Frost National Bank as Incoming Issuing Bank and Incoming Swingline Lender.

Exhibit	Description

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

10.34

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

21.1*	Subsidiaries of Affirmative Insurance Holdings, Inc. as of March 31, 2011.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Gary Y. Kusumi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Gary Y. Kusumi, Chairman of the Board and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Management contract, compensatory plan or arrangement