Form 10-Q
period 2011-03-31
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2011-05-16
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of May 6, 2011: 15,841,858

AFFIRMATIVE INSURANCE HOLDINGS, INC.

THREE MONTHS ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Available-for-sale securities, at fair value	$192,767	$210,263
Other invested assets	2,735	2,564
Cash and cash equivalents	43,293	46,364
Fiduciary and restricted cash	2,808	3,866
Accrued investment income	1,978	1,829
Premiums and fees receivable, net	37,364	43,313
Premium finance receivable, net	51,833	43,143
Commissions receivable	1,201	1,652
Receivable from reinsurers	141,608	140,211
Deferred acquisition costs	11,543	11,742
Federal income taxes receivable	568	1,803
Investment in real property, net	12,173	11,896
Property and equipment (net of accumulated depreciation of $43,980 for 2011 and $41,678 for 2010)	37,719	39,197
Goodwill	163,570	163,570
Other intangible assets (net of accumulated amortization of $7,538 for 2011 and $7,495 for 2010)	16,425	16,468
Prepaid expenses	6,008	5,295
Other assets, (net of allowance for doubtful accounts of $7,213 for 2011 and 2010)	2,298	2,545

Total assets	$725,891	$745,721

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss adjustment expenses	$250,418	$252,084
Unearned premium	90,889	92,202
Amounts due to reinsurers	31,058	38,172
Deferred revenue	7,639	7,894
Capital lease obligation	24,081	25,302
Senior secured credit facility	95,823	95,974
Notes payable	76,869	76,873
Deferred tax liability	12,414	12,095
Other liabilities (Includes swap of $567 for 2011 and $1,453 for 2010)	53,667	52,117

Total liabilities	642,858	652,713

Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized, 18,202,221 shares issued and 15,841,858 shares outstanding at March 31, 2011; 17,768,721 shares issued and 15,408,358 shares outstanding at December 31, 2010	182	178
Additional paid-in capital	165,869	165,776
Treasury stock, at cost (2,360,363 shares at March 31, 2011 and December 31, 2010)	(32,906)	(32,906)
Accumulated other comprehensive income	21	445
Retained deficit	(50,133)	(40,485)

Total stockholders’ equity	83,033	93,008

Total liabilities and stockholders’ equity	$725,891	$745,721

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Revenues
Net premiums earned	$50,551	$92,722
Commission income and fees	20,030	23,595
Net investment income	1,523	1,459
Net realized gains	152	3,655
Other income (loss)	28	(1,813)

Total revenues	72,284	119,618

Expenses
Losses and loss adjustment expenses	40,405	71,025
Selling, general and administrative expenses	33,701	42,539
Depreciation and amortization	2,377	2,432

Total expenses	76,483	115,996

Operating income (loss)	(4,199)	3,622
Loss on interest rate swaps	(2)	(521)
Interest expense	5,003	6,120

Loss before income tax expense	(9,204)	(3,019)
Income tax expense	444	445

Net loss	$(9,648)	$(3,464)

Basic loss per common share:
Net loss	$(0.62)	$(0.22)

Diluted loss per common share:
Net loss	$(0.62)	$(0.22)

Weighted average common shares outstanding:
Basic	15,483	15,415

Diluted	15,483	15,415

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Three Months Ended March 31,
	2011		2010
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Common stock
Balance at beginning of year	17,768,721	$178	17,768,721	$178
Issuance of restricted stock awards	433,500	4	—	—

Balance at end of period	18,202,221	182	17,768,721	178

Additional paid-in capital
Balance at beginning of year		165,776		164,752
Stock-based compensation		93		192

Balance at end of period		165,869		164,944

Retained earnings (deficit)
Balance at beginning of year		(40,485)		48,446
Net loss		(9,648)		(3,464)

Balance at end of period		(50,133)		44,982

Treasury stock
Balance at beginning of year and end of period	2,360,363	(32,906)	2,353,363	(32,880)

Accumulated other comprehensive income (loss)
Balance at beginning of year		445		2,859
Change in unrealized gain on available-for-sale investment securities		(424)		(1,746)

Balance at end of period		21		1,113

Total stockholders’ equity		$83,033		$178,337

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Net loss	$(9,648)	$(3,464)
Other comprehensive loss:
Unrealized loss arising during period	(272)	(553)
Reclassification adjustment for gains included in net loss	(152)	(1,193)

Other comprehensive loss, net	(424)	(1,746)

Total comprehensive loss	$(10,072)	$(5,210)

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities
Net loss	$(9,648)	$(3,464)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,377	2,432
Stock-based compensation expense	64	285
Amortization of debt issuance and modification costs	95	128
Amortization of debt discount	1,188	1,744
Net realized gains from sales of available-for-sale securities	(152)	(1,193)
Realized gain on trading securities	—	(2,462)
Fair value loss on settlement rights for auction-rate securities	—	2,339
Fair value gain on investment in hedge fund	(171)	—
Amortization of premiums on investments, net	856	833
Provision for doubtful premiums receivable	(124)	199
Loss on interest rate swaps	2	521
Change in operating assets and liabilities:
Fiduciary and restricted cash	1,058	5,543
Premiums, fees and commissions receivable	6,524	(7,198)
Reserves for losses and loss adjustment expenses	(1,666)	(16,559)
Amounts due from reinsurers	(8,511)	90
Premium finance receivable, net (related to our insurance premiums)	(5,754)	(10,453)
Deferred revenue	(255)	21
Unearned premium	(1,313)	23,771
Deferred acquisition costs	199	(4,715)
Deferred tax liability	319	319
Federal income taxes receivable	1,235	316
Other	1,408	5,470

Net cash used in operating activities	(12,269)	(2,033)

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	13,903	35,111
Proceeds from maturities of available-for-sale securities	11,572	24,140
Proceeds from sales of trading securities	—	7,375
Purchases of available-for-sale securities	(8,671)	(25,814)
Premium finance receivable, net (related to third-party insurance premiums)	(2,936)	(903)
Purchases of property and equipment	(889)	(1,279)
Investment in real property	(453)	(230)

Net cash provided by investing activities	12,526	38,400

Cash flows from financing activities
Principal payments under capital lease obligations	(1,221)	—
Principal payments on senior secured credit facility	(1,338)	(5,335)
Debt issuance costs paid	(769)	—

Net cash used in financing activities	(3,328)	(5,335)

Net increase (decrease) in cash and cash equivalents	(3,071)	31,032
Cash and cash equivalents at beginning of year	46,364	60,928

Cash and cash equivalents at end of period	$43,293	$91,960

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,156	$4,461
Cash paid for income taxes	—	10

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General

Affirmative Insurance Holdings, Inc. (the Company), formerly known as Instant Insurance Holdings, Inc., was incorporated in Delaware in June 1998. The Company is a distributor and producer of non-standard personal automobile insurance policies and related products and services for individual consumers in targeted geographic areas. The Company currently offers insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) as well as through 5,300 independent agents or brokers in 9 states (Louisiana, Texas, Illinois, Alabama, California, Michigan, Missouri, Indiana and South Carolina).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

The consolidated balance sheet at December 31, 2010 was derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP. All material intercompany transactions and balances have been eliminated in consolidation.

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

Recently Issued Accounting Standards

ASU 2010-26, Financial Services-Insurance, modifies the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. The Task Force reached a final Consensus that requires costs to be incremental or directly related to the successful acquisition of new or renewal contracts to be capitalized as a deferred acquisition cost. This standard is effective for interim and annual periods beginning after December 15, 2011 and may be early adopted as of the beginning of an annual reporting period using either the prospective or retrospective method. Adoption of the new standard could have a material impact on the Company’s consolidated financial position or results of operations. Management is evaluating the impact.

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

ASU 2010-06, Fair Value Measurements and Disclosures, requires additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2 and activity in Level 3 on a gross basis, and clarifies certain other existing disclosure requirements including level of disaggregation and disclosures around inputs and valuation techniques. The provisions of the new standards are effective for interim or annual reporting periods beginning after December 15, 2009, except for the additional Level 3 disclosures which will become effective for fiscal years beginning after December 15, 2010. These standards are disclosure only in nature and do not change accounting requirements. Accordingly, adoption of the new standard had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at March 31, 2011, and December 31, 2010, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011
U.S. Treasury and government agencies	$30,081	$95	$(141)	$30,035
Mortgage-backed securities	11,786	283	(62)	12,007
States and political subdivisions	21,658	257	(119)	21,796
Corporate debt securities	101,731	1,182	(75)	102,838
FDIC-insured certificates of deposit	25,950	146	(5)	26,091

Total	$191,206	$1,963	$(402)	$192,767

December 31, 2010
U.S. Treasury and government agencies	$25,611	$142	$(73)	$25,680
Mortgage-backed securities	10,554	295	(19)	10,830
States and political subdivisions	22,245	280	(137)	22,388
Corporate debt securities	123,182	1,505	(132)	124,555
FDIC-insured certificates of deposit	26,687	126	(3)	26,810

Total	$208,279	$2,348	$(364)	$210,263

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at March 31, 2011 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$53,935	$54,265
Due after one year through five years	118,763	119,809
Due after five years through ten years	6,722	6,686
Mortgage-backed securities	11,786	12,007

Total	$191,206	$192,767

Gross realized gains and losses on available-for-sale investments for the three months ended March 31 were as follows (in thousands):

	2011	2010
Gross gains	$509	$1,205
Gross losses	(357)	(12)

Total	$152	$1,193

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at March 31, 2011, and December 31, 2010, the fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	March 31, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$19,831	$(141)	$—	$—	$19,831	$(141)
States and political subdivisions	6,872	(119)	—	—	6,872	(119)
Corporate debt securities	23,807	(73)	475	(2)	24,282	(75)
Mortgage-backed securities	7,046	(62)	—	—	7,046	(62)
FDIC-insured certificates of deposit	1,442	(5)	—	—	1,442	(5)

Total	$58,998	$(400)	$475	$(2)	$59,473	$(402)

	December 31, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$12,707	$(73)	$—	$—	$12,707	$(73)
States and political subdivisions	8,619	(137)	—	—	8,619	(137)
Corporate debt securities	23,801	(132)	—	—	23,801	(132)
Mortgage-backed securities	3,770	(19)	—	—	3,770	(19)
FDIC-insured certificates of deposit	2,183	(3)	—	—	2,183	(3)

Total	$51,080	$(364)	$—	$—	$51,080	$(364)

The Company’s portfolio contains approximately 106 and 64 individual investment securities that were in an unrealized loss position as of March 31, 2011 and December 31, 2010, respectively.

The unrealized losses at March 31, 2011 were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) the Company’s intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At March 31, 2011, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

4.	Reinsurance

In the ordinary course of business, the Company places reinsurance with other insurance companies in order to provide greater diversification of its business and limit the potential for losses arising from large risks. In addition, the Company assumes reinsurance from other insurance companies.

Effective October 1, 2010, the Company entered into a quota-share reinsurance agreement with a third-party reinsurance company ceding 40% of premiums and losses on policies in-force in certain states on October 1, 2010 and policies written through December 31, 2010. The Company receives provisional ceding commission which may be adjusted based on the fully-developed loss ratio of the reinsured policies. Premiums ceded under this agreement totalled $65.0 million during the fourth quarter of 2010.

A separate quota-share reinsurance agreement was put in place effective January 1, 2011. Under the terms of the 2011 agreement, the Company cedes 28% of gross written premium in all states other than Michigan through December 31, 2011. Written premiums ceded under this agreement totalled $20.5 million during the first quarter of 2011.

The Company’s quota-share ceding commission rate structure varies based on loss experience for both agreements. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations.

On August 1, 2010, the Company entered into an excess of loss reinsurance contract with third-party reinsurers which provides coverage for individual losses in excess of $100,000 up to $1 million.

On June 1, 2010, the Company entered into a reinsurance agreement with third-party reinsurers which provides coverage for catastrophic events that may involve multiple insured losses.

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Three Months Ended March 31,
	2011			2010
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$65,876	$65,239	$49,764	$97,741	$75,124	$56,940
Reinsurance assumed	11,903	13,417	10,161	19,341	18,925	16,472
Reinsurance ceded	(21,542)	(28,105)	(19,520)	(2,210)	(1,327)	(2,387)

Total	$56,237	$50,551	$40,405	$114,872	$92,722	$71,025

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

	Three Months Ended March 31,
	2011	2010
Selling, general and administrative expenses	$(5,448)	$(9)

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	March 31, 2011	December 31, 2010
Losses and loss adjustment expense reserves	$99,921	$93,084
Unearned premium reserve	27,585	34,149

Total	$127,506	$127,233

The Michigan Catastrophic Claims Association (MCCA) is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan. For policies effective in 2011 the required retention is $0.5 million. As a writer of personal automobile policies in the state of Michigan, the Company cedes premiums and claims to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders. Due to the planned decrease in Michigan business, ceded premiums written to the MCCA were negligible for the three months ended March 31, 2011. The Company’s ceded premiums written to the MCCA were $2.0 million for the three months ended March 31, 2010. The Company’s ceded losses to the MCCA were $0.7 million and $2.2 million for the three months ended March 31, 2011 and 2010, respectively.

The table below presents the total amount of receivables due from reinsurers as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Michigan Catastrophic Claims Association	$65,224	$65,727
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and in 2011	55,073	53,743
Vesta Insurance Group	13,089	13,161
Excess of loss reinsurer	1,913	1,429
Excess of loss reinsurer	1,913	1,429
Other	4,396	4,722

Total reinsurance receivable	$141,608	$140,211

The quota-share reinsurer for the agreements effective in the fourth quarter of 2010 and in 2011, and the excess of loss reinsurers all have A ratings from A.M. Best. Accordingly, the Company believes there is minimal credit risk related to these reinsurance receivables. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), the Company’s wholly-owned subsidiaries, Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura), had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At March 31, 2011, the VFIC Trust held $16.7 million (after cumulative withdrawals of $8.7 million through March 31, 2011), consisting of $12.9 million of a U.S. Treasury money market account and $3.8 million of corporate bonds rated BBB+ or higher, to collateralize the $13.1 million net recoverable (net of $3.0 million payable) from VFIC.

The Company assumes reinsurance from a Texas county mutual insurance company (the county mutual) whereby the Company has assumed 100% of the policies issued by the county mutual for business produced by the Company’s owned MGAs. The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. AIC has established a trust to secure the Company’s obligation under this reinsurance contract with a balance of $54.0 million and $52.0 million as of March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011, $2.8 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $20.7 million in securities (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through March 2011, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through March 2011.

5.	Premium Finance Receivables, Net

Premium finance receivables (related to policies of both the Company and third-party carriers) are secured by unearned premiums from the underlying insurance policies and consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Premium finance contracts	$54,965	$45,866
Unearned finance charges	(2,745)	(2,286)
Allowance for credit losses	(387)	(437)

Total	$51,833	$43,143

Premium finance receivables are secured by the underlying unearned insurance premiums for which the Company obtains assignment from the policyholder in the event of non-payment. When a payment becomes past due, the Company cancels the underlying policy with the insurance carrier and receives the unearned premium to clear unpaid principal and interest. The loan is closed by writing off any uncollected amounts or refunding any overpayment to the customer. Therefore, no finance receivables are considered past due in excess of thirty days. Losses due to non-realization of premium finance receivables were $0.5 million and 0.9% of total premiums financed for the three months ended March 31, 2011, and $0.3 million and 0.5% of total premiums financed for the three months ended March 31, 2010.

6.	Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commissions, advertising, premium taxes, underwriting and agency expenses, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization expense were as follows (in thousands):

	March 31, 2011	March 31, 2010
Beginning balance	$11,742	$24,230
Additions	10,142	24,994
Amortization	(10,341)	(20,279)

Ending balance	$11,543	$28,945

7.	Debt

The Company’s long-term debt instruments and balances outstanding at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,167	20,171

Total notes payable	76,869	76,873
Senior secured credit facility	95,823	95,974

Total long-term debt	$172,692	$172,847

The $30.9 million notes payable due 2035 are redeemable in whole or in part by the issuer after five years. The notes were issued in December 2004 and bore an initial interest rate of 7.545% until March 15, 2010. Since March 15, 2010, the securities adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of March 31, 2011 was 3.91%.

The $25.8 million notes payable due 2035 are redeemable in whole or in part by the issuer after five years. The notes were issued in June 2005 and bore an initial interest rate of 7.792% until June 15, 2010. Since June 15, 2010, the securities adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of March 31, 2011 was 3.86%.

The $20.2 million notes payable due 2035 are redeemable by the issuer in whole or in part anytime after March 15, 2010. The notes were issued in March 2005 and bore an initial interest rate of the three-month LIBOR rate plus 3.95% not exceeding 12.50% through March 2010 with no limit thereafter. The interest rate as of March 31, 2011 was 4.26%.

The pricing under the senior secured credit facility is currently subject to a LIBOR floor of 3.00% plus 6.25%, and is tiered based on the Company’s leverage ratio. The interest rate as of March 31, 2011 was 9.25%.

During the first quarter of 2011, the Company made a prepayment of $1.3 million on the senior secured credit facility. As of March 31, 2011, the principal balance of the senior secured credit facility was $107.0 million.

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

•

At every quarter end, the Company will make a payment to the lenders equal to the excess of cash at the non-regulated entities of $12 million at December 31 and March 31 and $10 million at June 30 and September 30.

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

In accordance with ASC 470-50 Debt Modifications and Extinguishments, the Company evaluated the present value of the cash flows under the terms of the amended credit agreement to determine if they were at least 10 percent different from the present value of the remaining cash flows under the terms of the existing credit agreement. It was determined that the terms were not substantially different and therefore should not be accounted for as a debt extinguishment. Accordingly, lender consent fees of approximately $0.3 million were capitalized and will be amortized, along with remaining unamortized debt issuance costs from the March 2009 debt modification, over the remaining term of the senior secured credit facility. Fees paid to other parties of approximately $0.7 million were expensed as incurred in the first quarter of 2011.

8.	Capital Lease Obligation

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

Property under capital lease at March 31, 2011 was as follows (in thousands):

	Cost	Accumulated Depreciation	Net
Computer software, software licenses and hardware	$28,189	$5,308	$22,881

Estimated future lease payments for the years ending December 31 (in thousands):

2011	$5,052
2012	6,736
2013	6,736
2014	6,736
2015	2,807

Total estimated future lease payments	28,067
Less: Amount representing interest	3,986

Present value of future lease payments	$24,081

9.	Income Taxes

The provision for income taxes for the three months ended March 31, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Current tax expense	$125	$121
Deferred tax expense	319	324

Net income tax expense	$444	$445

The Company’s effective tax rate differed from the statutory rate of 35% for the three months ended March 31 as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Loss before income taxes	$(9,204)	$(3,019)
Tax provision computed at the federal statutory income tax rate	(3,221)	(1,056)
Increases (reductions) in tax resulting from:
Tax-exempt interest	(39)	(216)
State income taxes	(134)	(16)
Valuation allowance	3,799	1,689
Other	39	44

Income tax expense	$444	$445

Effective tax rate	(4.8)%	(14.7)%

Net deferred tax assets prior to recognition of the valuation allowance were $56.9 million and $53.4 million at March 31, 2011 and December 31, 2010, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, the Company began recording a valuation allowance against deferred taxes in December 2009.

10.	Legal and Regulatory Proceedings

The Company and its subsidiaries are named from time to time as parties in various legal actions arising in the ordinary course of the Company’s business and arising out of or related to claims made in connection with the Company’s insurance policies and claims handling. There are no material changes with respect to legal and regulatory proceedings previously disclosed in Note 16 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2010. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, the ultimate outcome of these matters is uncertain.

11.	Net Loss per Common Share

Net loss per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and restricted stock. Stock options outstanding of 565,900 and 1,262,100 for the three months ended March 31, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock and thus the inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three months ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator:
Loss from continuing operations	$(9,648)	$(3,464)

Denominator:
Weighted average common shares outstanding	15,483	15,415

Weighted average diluted shares outstanding	15,483	15,415

Basic loss per common share from continuing operations:	$(0.62)	$(0.22)

Diluted loss per common share from continuing operations:	$(0.62)	$(0.22)

On March 18, 2011, 433,500 shares of Affirmative’s common stock were issued on a restricted basis, and the voting rights for all of the shares was assigned to New Affirmative, LLC via a written irrevocable proxy at the time the stock awards were made.

12.	Related Party Transactions

The Company has entered into certain transactions with a partnership that is affiliated with J. Christopher Flowers. Mr. Flowers is affiliated with New Affirmative LLC, the majority shareholder of the Company. In the fourth quarter of 2010, the Company committed to invest $2.5 million in Varadero, a hedge fund, and $10.0 million in a related liquidity focused product. The investment manager of Varadero is Varadero Capital, L.P., of which Varadero GP, LLC is the general partner. Both the investment manager and general partner are partially-owned by an entity affiliated with Mr. Flowers. As of March 31, 2011, the Company had funded $2.5 million in the hedge fund and approximately $9.0 million in the related liquidity focused product.

13.	Fair Value of Financial Instrument

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

Financial assets and financial liabilities measured at fair value on a recurring basis

The following table provides information as of March 31, 2011 about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and government agencies	$30,035	$30,035	$—	$—
Mortgage-backed securities	12,007	—	12,007	—
States and political subdivisions	21,796	—	21,796	—
Corporate debt securities	102,838	—	102,838	—
FDIC-insured certificates of deposit	26,091	—	26,091	—

Total investment securities	192,767	30,035	162,732	—
Cash and cash equivalents	43,293	43,293	—	—
Fiduciary and restricted cash	2,808	2,808	—	—
Other invested assets	2,735	—	—	2,735

Total assets	$241,603	$76,136	$162,732	$2,735

Liabilities:
Interest rate swaps (other liabilities)	$567	$—	$—	$567

Total liabilities	$567	$—	$—	$567

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

Level 3 Financial assets and liabilities

At March 31, 2011, the Company’s Level 3 financial assets include other invested assets related to an investment in a hedge fund and is presented as a separate line item in the consolidated balance sheet. The Company measured the fair value of other invested assets on the basis of the net asset value of the fund as reported by the fund manager.

The Company’s Level 3 financial liabilities are interest rate swaps. The fair value of these swaps are determined by quotes from brokers that are not considered binding.

Fair value measurements for assets in category Level 3 for the period ended March 31, 2011 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2011	$2,564
Transfers into Level 3	—
Total gains included in earnings	171
Settlements	—

Balance at March 31, 2011	$2,735

Fair value measurements for liabilities in category Level 3 for the period ended March 31, 2011 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at January 1, 2011	$1,453
Transfers into Level 3	—
Total losses included in earnings	2
Settlements	(888)

Balance at March 31, 2011	$567

The Company did not have any significant transfers between Levels 1 and 2 during the period ended March 31, 2011.

Fair value measurements for assets in category Level 3 for the year ended December 31, 2010 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2010	$—
Transfers into Level 3	—
Total gains included in earnings	64
Purchases	2,500
Settlements	—

Balance at December 31, 2010	$2,564

Fair value measurements for liabilities in category Level 3 for the year ended December 31, 2010 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at January 1, 2010	$4,108
Transfers into Level 3	—
Total losses included in earnings	961
Settlements	(3,616)

Balance at December 31, 2010	$1,453

Derivative financial instruments are reported at fair value on the consolidated balance sheet. The Company’s current derivative instruments consist of an interest rate swap with an aggregate notional amount of $50 million outstanding at March 31, 2011. The interest rate swap liability is recorded in other liabilities on the consolidated balance sheet. The credit risk associated with this swap agreement is limited to the uncollected interest payments due from counterparties. As of March 31, 2011, counterparty credit risk was minimal.

Gains and losses (realized and unrealized) for Level 3 assets and liabilities included in earnings for the period ended March 31, 2011, are reported in net investment income and loss on interest rate swaps as follows (in thousands):

	Net Investment Income	Loss on Interest Rate Swaps
Assets
Total gains realized in earnings	$171	$—
Liabilities
Total losses realized in earnings	—	(2)

Total for the period ended March 31, 2011	$171	$(2)

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. The following financial liabilities are not required to be recorded at fair value, but their fair value is disclosed.

Notes payable — The fair values of the notes payable were determined using a third-party valuation source and were estimated to be $26.6 million in the aggregate with a total carrying value of $76.9 million at March 31, 2011.

Senior secured credit facility — The fair value of the senior secured credit facility was determined using a third-party valuation source and was estimated to be $89.7 million with a carrying value of $95.8 million at March 31, 2011.

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

As of March 31, 2011, our subsidiaries included insurance companies licensed to write insurance policies in 40 states, underwriting agencies, and retail agencies with 201 owned stores and relationships with two unaffiliated underwriting agencies. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) and distributing our own insurance policies through our owned retail stores and 5,300 independent agents or brokers in 9 states (Louisiana, Texas, Illinois, Alabama, California, Michigan, Missouri, Indiana and South Carolina). In March 2011, we discontinued writing new business in the state of Michigan. In May 2010, we discontinued writing new and renewal policies in the state of Florida. In July 2010, we discontinued writing new and renewal insurance policies in New Mexico.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes of critical accounting policies since December 31, 2010.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2 to the unaudited Consolidated Financial Statements for a discussion of certain accounting standards that have been adopted during 2011 and certain accounting standards that we have not yet been required to adopt and may be applicable to the Company’s future Consolidated Financial Statements.

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

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written and assumed by distribution channel (in thousands):

	Three Months Ended March 31,
	2011	2010
Our underwriting agencies:
Retail agencies	$52,188	$57,953
Independent agencies	21,131	53,007

Subtotal	73,319	110,960
Unaffiliated underwriting agencies	4,460	6,122

Total	$77,779	$117,082

Total gross premiums written for the three months ended March 31, 2011 decreased $39.3 million, or 33.6%, compared with the prior year quarter. This decrease was due to a number of actions taken during 2010 and into 2011 to increase prices and strengthen underwriting standards to improve the profitability of the gross premiums written. As a result, base rates on an overall basis increased by 15% from September 30, 2010 to the first quarter of 2011. Improved processes and monitoring of pricing activity have been put in place. We suspended or constrained new business production for unprofitable independent agent relationships. We expect that these actions will continue to have a negative effect on premium production levels in 2011, but should improve the profitability of the business.

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

	Three Months Ended March 31,
	2011	2010
Our policies	$52,188	$57,953
Third-party carrier policies	15,433	13,167

Total	$67,621	$71,120

Gross premiums written of our policies in our retail distribution channel for the three months ended March 31, 2011 decreased $5.8 million, or 9.9%, compared with the same period in the prior year. This decrease is a result of the pricing and underwriting actions on our policies. However, third-party policies increased $2.2 million, or 17.2%, for the three months ended March 31, 2011.

In our independent agency distribution channel, gross premiums written for the three months ended March 31, 2011 decreased $31.9 million, or 60.1%, compared with the same period in the prior year.

Gross premiums written by our unaffiliated underwriting agencies for the three months ended March 31, 2011 decreased $1.7 million, or 27.1%, compared with the same period in the prior year.

We introduced a multivariate pricing product in May 2011 for new business in Louisiana. The multivariate pricing product is also expected to be put in place for new business in Alabama, Texas and Illinois as well during 2011. The new product is expected to result in an improvement in profitability through better segment pricing.

The following table displays our gross premiums written and assumed by state (in thousands):

	Three Months Ended March 31,
	2011	2010
Louisiana	$39,375	$44,557
Texas	12,111	19,894
Alabama	8,980	9,928
Illinois	8,054	11,868
California	4,432	6,067
Indiana	2,145	3,062
South Carolina	1,047	1,551
Michigan	960	16,934
Missouri	669	1,868
Other	6	1,353

Total	$77,779	$117,082

The following table displays our net premiums written by distribution channel (in thousands):

	Three Months Ended March 31,
	2011	2010
Our underwriting agencies:
Retail agencies – gross premiums written	$52,188	$57,953
Ceded reinsurance	(13,949)	—

Subtotal retail agencies net premiums written	38,239	57,953

Independent agencies – gross premiums written	21,131	53,007
Ceded reinsurance	(6,524)	(2,003)

Subtotal independent agencies net premiums written	14,607	51,004

Unaffiliated underwriting agencies – gross premiums written	4,460	6,122
Ceded reinsurance	(17)	(32)

Subtotal unaffiliated underwriting agencies net premium written	4,443	6,090

Excess of loss coverages with various reinsurers	(968)	—
Catastrophe coverages with various reinsurers	(84)	(175)

Total net premiums written	$56,237	$114,872

Total net premiums written for the three months ended March 31, 2011 decreased $58.6 million, or 51.0%, compared with the same period in the prior year primarily due to the quota-share reinsurance agreements put in place for 2010 and 2011 and the decline in gross written premium production.

Effective October 1, 2010, the Company entered into a quota-share reinsurance agreement with a third-party reinsurance company ceding 40% of premiums and losses on policies in-force in certain states on October 1, 2010 and policies written through December 31, 2010.

A separate quota-share reinsurance agreement was put in place effective January 1, 2011. Under the terms of the 2011 agreement, the Company cedes 28% of gross written premium in all states other than Michigan through December 31, 2011. The Company’s quota-share ceding commission rate structure varies based on loss experience for both agreements.

Ceded premiums for the three months ended March 31 were $21.5 million in 2011 and $2.2 million in 2010.

RESULTS OF OPERATIONS

We had a net loss from continuing operations of $9.6 million and $3.5 million for the three months ended March 31, 2011 and 2010, respectively.

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Total revenues for the three months ended March 31, 2011 decreased $47.3 million, or 39.6%, compared with the three months ended March 31, 2010. The decrease was due to decreases in net premiums earned, commission income and fees, and net realized gains, partially offset by an increase in net investment income.

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the current quarter decreased $42.2 million, or 45.5%, compared with the prior year quarter. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our three distribution channels in both current and previous periods.

The following table sets forth net premiums earned by distribution channel (in thousands):

	Three Months Ended March 31,
	2011	2010
Our underwriting agencies	$47,478	$86,807
Unaffiliated underwriting agencies	3,073	5,915

Total net premiums earned	$50,551	$92,722

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

The following sets forth the components of consolidated commission income and fees earned for the current quarter and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2011	2010
Policyholder fees	$7,850	$12,153
Premium finance revenue	6,113	5,771
Commissions and fees	4,707	4,289
Agency fees	1,360	1,382

Total commission income and fees	$20,030	$23,595

Total commission income and fees decreased $3.6 million, or 15.1%, compared with the same period in the prior year. Policyholder fees decreased $4.3 million, or 35.4%, due to the lower overall volume of premiums written and a change in mix in states where these fees are realized. Premium finance revenue increased $0.3 million, or 5.9%, due to increases in the number of policies financed and revenue per policy. We experienced a steady increase in premium finance revenue since December 2007 when we began financing third-party premiums. Commissions and fees increased $0.4 million, or 9.7%, due to more of our retail customers choosing third-party products due to pricing and underwriting actions and an expansion of our ancillary product sales.

Net Investment Income and Other Income. Net investment income for the three months ended March 31, 2011 increased $0.1 million, or 4.4%, compared with the same period in the prior year. The increase was primarily due to an increase in income from our investment in real estate and from our investment in a hedge fund, partially offset by a reduction in yields and a 15.5% decrease in total average invested assets to $194.9 million during the current quarter from $230.6 million in the prior year. The average investment yield was 2.6% (2.7% on a taxable equivalent basis) in the current quarter, compared with 2.7% (3.4% on a taxable equivalent basis) in the prior year. The increase in income from our investment in real estate is due to a new long-term lease which commenced in the fourth quarter of 2010. We entered into an investment in a hedge fund in the fourth quarter of 2010 which increased in market value during the three months ended March 31, 2011.

In the first quarter of 2010, we began to reposition our investment portfolio by decreasing our exposure to tax-exempt investments. The repositioning was completed in the second quarter of 2010. We sold $35.1 million of available-for-sale securities for the three months ended March 31, 2010 for a net realized gain of $1.2 million.

At March 31, 2011, our fixed-income investments were invested in the following: corporate debt securities 53.4%; U.S. Treasury and government agencies securities 15.6%; FDIC-insured certificates of deposit 13.5%; states and political subdivisions securities 11.3%; and mortgage-backed securities 6.2%. The average quality of our portfolio was A+ at March 31, 2011. We attempt to mitigate interest rate risk by managing the duration of our fixed-income portfolio to a target range of three years or less. As of March 31, 2011, the effective duration of our fixed-income investment portfolio was 2.0 years.

For the three-month period ended March 31, 2010, other income includes $0.5 million related to a settlement received from legal proceedings.

Losses and Loss Adjustment Expenses. Since the largest expenses of an insurance company are the losses and loss adjustment expenses, another measurement of our insurance carriers’ performance is the level of such expenses, specifically as a ratio to earned premiums. Our losses and loss adjustment expenses are a blend of the specific estimated and actual costs of providing the coverage contracted by the purchasers of our insurance policies. We maintain reserves to cover our estimated ultimate liability for losses and related loss adjustment expenses for both reported and unreported claims on the insurance policies issued by our insurance companies. The establishment of appropriate reserves is an inherently uncertain process, involving actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of claims based on historical claims information, estimates of future trends in claims severity, changes in the mix of business/limits and other variable factors such as inflation. Due to the inherent uncertainty of estimating reserves, reserve estimates can be expected to vary from period to period. The claim initiatives that we started in the second half of 2009 shortened the claims payment cycle and reduced the number of claims outstanding. The acceleration of payment patterns has necessitated increased use of judgment by management to account for the deviation in trends. To the extent that our reserves prove to be inadequate in the future, we would be required to increase our reserves for losses and loss adjustment expenses and incur a charge to earnings in the period during which such reserves are increased. The historic development of our reserves for losses and loss adjustment expenses is not necessarily indicative of future trends in the development of these amounts.

Losses and loss adjustment expenses for the current quarter decreased $30.6 million, or 43.1%, compared with the prior year quarter. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 79.9% in the current quarter, compared with 76.6% in the prior year quarter. A better comparison is to compare the 79.9% loss ratio for the current quarter to the 85.4% ratio for the 2010 accident year. The decline in the loss ratio for the first quarter of 2011 compared with the 2010 accident year was due to the pricing and underwriting actions that were taken as well as additional process changes implemented in the handling of claims to mitigate the significant increases in severity that occurred due to the claims initiatives.

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and the retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs, including payroll, benefits and accrued bonus expenses. Selling, general and administrative expenses decreased $8.8 million, or 20.8%, compared with the prior year quarter, primarily due to a decrease in premium production and policy acquisition expenses due to ceding commission from the quota-share reinsurance agreements. The primary drivers of the decrease were a drop in independent agent expense with lower premium volume and ceding commission income in the first quarter of 2011 from the quota-share reinsurance agreements. There was no ceding commission income in the first quarter of 2010.

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

Amortization of deferred policy acquisition costs is a major component of SG&A expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on SG&A expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended March 31,
	2011	2010
Amortization of deferred acquisition costs	$10,341	$20,279
Other selling, general and administrative expenses	23,360	22,260

Total selling, general and administrative expenses	$33,701	$42,539

Total as a percentage of net premiums earned	66.7%	45.9%

Beginning deferred acquisition costs	$11,742	$24,230
Additions	10,142	24,994
Amortization	(10,341)	(20,279)

Ending deferred acquisition costs	$11,543	$28,945

Amortization of deferred acquisition costs as a percentage of net premiums earned	20.5%	21.9%

Loss on Interest Rate Swaps. Loss on interest rate swaps for the three months ended March 31, 2011 decreased $0.5 million from the same period in the prior year. The loss relates to the impact on the determination of fair value associated with the decline in short-term interest rates implied in the forward yield curve. One swap instrument expired in February 2011 and the remaining swap instrument expired in April 2011.

Interest Expense. Interest expense for the three months ended March 31, 2011 decreased $1.1 million, or 18.3%, compared with the same period in the prior year. This decrease was due to a decrease in the average debt outstanding and lower interest rates on the notes payable, partially offset by interest expense on the lease obligation entered into in May 2010. Amortization of debt discount was $1.2 million in the current quarter as compared with $1.7 million for the same period in the prior year.

Income Taxes. Income tax expense for the current quarter was $0.4 million as compared with income tax expense of $0.4 million for the same period in the prior year. The income tax expense for both periods was primarily due to an increase in the deferred tax liability related to goodwill and state tax expense.

Our net deferred tax assets prior to recognition of valuation allowance were $56.9 million and $53.4 million at March 31, 2011 and December 31, 2010, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of March 31, 2011, we had $0.3 million of cash and cash equivalents at the holding company level and $11.5 million of cash and cash equivalents at our non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of March 31, 2011, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, as mentioned previously, our non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At March 31, 2011, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions.

The Illinois Insurance Code includes a reserve requirement that requires an insurer to maintain an amount of qualifying investments as defined at least equal to the lesser of $250.0 million or 100% of adjusted loss reserves and loss adjustment reserve expenses. As of December 31, 2010, Affirmative Insurance Company was deficient in qualifying assets by $32.1 million. The Illinois Department of Insurance has approved our plan to cure the deficiency by June 30, 2011. The plan included a $3.8 million ordinary dividend and a $21.0 million extraordinary distribution from two of AIC’s insurance company subsidiaries, which were completed in March 2011 and an extraordinary dividend from one of AIC’s insurance company subsidiaries, which is subject to its state insurance department approval. If the state insurance department does not approve the extraordinary dividend, we have other means available to us to cure the deficiency.

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

•

At every quarter end, we will make a payment to the lenders equal to the excess of cash at the non-regulated entities of $12 million at December 31 and March 31 and $10 million at June 30 and September 30.

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

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities and auction-rate tax-exempt securities classified as trading. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of less than three years. The fair value of our fixed-income securities as of March 31, 2011 was $192.8 million. The effective average duration of the portfolio as of March 31, 2011 was 2.0 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 2.0%, or $3.8 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 2.0%, or $3.8 million, increase in the market value of our fixed-income investment portfolio.

Our senior secured credit facility is also subject to interest rate risk. During the first quarter of 2010, we entered into an amendment that changed the pricing to be tiered based on the leverage ratio and includes a LIBOR floor of 3.0%. The interest rate is floating based on LIBOR plus increments tied to the Company’s leverage ratio. Effective April 1, 2011, the pricing under the agreement is changing to if the leverage ratio is greater than 2.3, the pricing is LIBOR plus 9.00%. If the leverage ratio is greater than 2.0 and less than or equal to 2.3, the pricing is LIBOR plus 7.50%. If the leverage ratio is greater than 1.8 and less than or equal to 2.0, the pricing is LIBOR plus 6.25%. The pricing for leverage ratios less than or equal to 1.8 was unchanged.

Derivative financial instruments are reported at fair value on the consolidated balance sheet. Our current derivative instrument consists of an interest rate swap with an aggregate notional amount of $50.0 million outstanding at March 31, 2011. This swap instrument requires quarterly settlements whereby we pay a fixed rate of 4.993% and receive a three-month LIBOR rate. The interest rate swap was previously designated as a hedge against the variability of cash flows associated with that portion of the senior secured credit facility. This swap expired in April 2011.

Our notes payable are also subject to interest rate risk. The $30.9 million notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of March 31, 2011 was 3.91%. The $25.8 million notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of March 31, 2011 was 3.86%. The $20.2 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.95%. The interest rate as of March 31, 2011 was 4.26%.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At March 31, 2011, and December 31, 2010, respectively, our fixed-income investments were invested in the following:

	March 31, 2011	December 31, 2010
Corporate debt securities	53.4%	59.2%
U.S. Treasury and government agencies	15.6	12.2
FDIC-insured certificates of deposit	13.5	12.8
States and political subdivisions	11.3	10.7
Mortgage-backed securities	6.2	5.1

Total	100.0%	100.0%

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	March 31, 2011	December 31, 2010
Total invested assets	$192,767	$210,263
Tax-equivalent book yield	2.72%	2.61%
Average duration in years	1.97	2.07
Average S&P rating	A+	A+

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

The table below presents the total amount of receivables due from reinsurance as of March 31, 2011 and December 31, 2010, respectively (in thousands):

	March 31, 2011	December 31, 2010
Michigan Catastrophic Claims Association	$65,224	$65,727
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and in 2011	55,073	53,743
Vesta Insurance Group	13,089	13,161
Excess of loss reinsurer	1,913	1,429
Excess of loss reinsurer	1,913	1,429
Other	4,396	4,722

Total reinsurance receivable	$141,608	$140,211

The quota-share reinsurer for the agreement effective in fourth quarter of 2010, and excess of loss reinsurers all have A ratings from A.M. Best. Accordingly, the Company believes there is minimal risk related to these reinsurance receivables.

The Michigan Catastrophic Claims Association (MCCA) is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan. For policies effective in 2011 the required retention is $0.5 million. As a writer of personal automobile policies in the state of Michigan, we cede premiums and claims to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

Effective October 1, 2010, we entered into a quota-share reinsurance agreement with a third-party reinsurance company ceding 40% of certain premiums and losses on policies in-force in certain states on October 1, 2010 and policies written through December 31, 2010. We receive provisional ceding commission which may be adjusted based on the fully-developed loss ratio of the reinsured policies. Written premiums ceded under this agreement totalled $65.0 million during 2010. A separate quota-share reinsurance agreement was put in place effective January 1, 2011. Under the terms of the 2011 agreement, we cede 28% of gross written premium in all states other than Michigan through December 31, 2011. Written premiums ceded under this agreement totalled $20.5 million during the first quarter of 2011.

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), the Company’s wholly-owned subsidiaries Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement in September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At March 31, 2011, the VFIC Trust held $16.7 million (after cumulative withdrawals of $8.7 million through March 31, 2011), consisting of $12.9 million of a U.S. Treasury money market account and $3.8 million of corporate bonds rated BBB+ or higher, to collateralize the $13.1 million net recoverable from VFIC.

At March 31, 2011, $2.8 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $20.7 million in securities (the AIC Trust). The Special Deputy Receiver (SDR) in Texas drew down the AIC Trust $0.4 million through March 2011, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through March 2011.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of March 31, 2011, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Item 4.	Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of March 31, 2011. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

There are no material changes with respect to those risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the year ended December 31, 2010.

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

Affirmative Insurance Holdings, Inc.

Date: May 16, 2011	By:	/s/ Michael J. McClure
Michael J. McClure
Executive Vice President and Chief Financial Officer (and in his capacity as Principal Financial Officer)