Form 10-Q
period 2011-06-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2011-08-15
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of August 12, 2011: 15,841,858

AFFIRMATIVE INSURANCE HOLDINGS, INC.

SIX MONTHS ENDED JUNE 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Available-for-sale securities, at fair value	$163,021	$210,263
Other invested assets	2,840	2,564
Cash and cash equivalents	39,830	46,364
Fiduciary and restricted cash	174	3,866
Accrued investment income	1,405	1,829
Premiums and fees receivable, net	30,135	43,313
Premium finance receivable, net	41,464	43,143
Commissions receivable	427	1,652
Receivable from reinsurers	136,923	140,211
Deferred acquisition costs	10,386	11,742
Federal income taxes receivable	784	1,803
Investment in real property, net	12,091	11,896
Property and equipment (net of accumulated depreciation of $46,396 for 2011 and $41,678 for 2010)	35,745	39,197
Goodwill	163,570	163,570
Other intangible assets (net of accumulated amortization of $7,580 for 2011 and $7,495 for 2010)	16,383	16,468
Prepaid expenses	5,267	5,295
Other assets (net of allowance for doubtful accounts of $7,213 for 2011 and 2010)	2,542	2,545

Total assets	$662,987	$745,721

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss adjustment expenses	$229,891	$252,084
Unearned premium	71,765	92,202
Amounts due to reinsurers	20,956	38,172
Deferred revenue	6,123	7,894
Capital lease obligation	22,842	25,302
Senior secured credit facility	93,198	95,974
Notes payable	76,865	76,873
Deferred tax liability	12,733	12,095
Other liabilities (Includes swap of $1,453 for 2010)	45,854	52,117

Total liabilities	580,227	652,713

Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized, 18,202,221 shares issued and 15,841,858 shares outstanding at June 30, 2011; 17,768,721 shares issued and 15,408,358 shares outstanding at December 31, 2010	182	178
Additional paid-in capital	165,990	165,776
Treasury stock, at cost (2,360,363 shares at June 30, 2011 and December 31, 2010)	(32,906)	(32,906)
Accumulated other comprehensive income	441	445
Retained deficit	(50,947)	(40,485)

Total stockholders’ equity	82,760	93,008

Total liabilities and stockholders’ equity	$662,987	$745,721

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
Revenues
Net premiums earned	$46,671	$96,415	$97,222	$189,137
Commission income and fees	17,298	22,265	37,328	45,860
Net investment income	1,290	1,116	2,813	2,575
Net realized gains (losses)	(36)	3,525	116	7,180
Other income (loss)	221	(3,220)	249	(5,033)

Total revenues	65,444	120,101	137,728	239,719

Expenses
Net losses and loss adjustment expenses	29,409	80,887	69,814	151,912
Selling, general and administrative expenses	28,274	42,547	61,975	85,086
Depreciation and amortization	2,430	2,383	4,807	4,815

Total expenses	60,113	125,817	136,596	241,813

Operating income (loss)	5,331	(5,716)	1,132	(2,094)
Loss on interest rate swaps	—	(89)	(2)	(610)
Interest expense	5,727	5,916	10,730	12,036

Loss before income tax expense	(396)	(11,721)	(9,600)	(14,740)
Income tax expense	418	390	862	835

Net loss	$(814)	$(12,111)	$(10,462)	$(15,575)

Basic loss per common share:
Net loss	$(0.05)	$(0.79)	$(0.68)	$(1.01)

Diluted loss per common share:
Net loss	$(0.05)	$(0.79)	$(0.68)	$(1.01)

Weighted average common shares outstanding:
Basic	15,408	15,415	15,408	15,415

Diluted	15,408	15,415	15,408	15,415

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Six Months Ended June 30,
	2011		2010
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Common stock
Balance at beginning of year	17,768,721	$178	17,768,721	$178
Issuance of restricted stock awards	433,500	4	—	—

Balance at end of period	18,202,221	$182	17,768,721	$178

Additional paid-in capital
Balance at beginning of year		165,776		164,752
Stock-based compensation		214		386

Balance at end of period		165,990		165,138

Retained earnings (deficit)
Balance at beginning of year		(40,485)		48,446
Net loss		(10,462)		(15,575)

Balance at end of period		(50,947)		32,871

Treasury stock
Balance at beginning of year and end of period	2,360,363	(32,906)	2,353,363	(32,880)

Accumulated other comprehensive income (loss)
Balance at beginning of year		445		2,859
Change in net unrealized gain (loss) on available-for-sale investment securities		(4)		(1,973)

Balance at end of period		441		886

Total stockholders’ equity		$82,760		$166,193

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
Net loss	$(814)	$(12,111)	$(10,462)	$(15,575)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities arising during period	384	(64)	112	(617)
Reclassification adjustment for gains (losses) included in net loss	36	(163)	(116)	(1,356)

Other comprehensive income (loss), net	420	(227)	(4)	(1,973)

Total comprehensive loss	$(394)	$(12,338)	$(10,466)	$(17,548)

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities
Net loss	$(10,462)	$(15,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,807	4,815
Stock-based compensation expense	194	544
Amortization of debt modification costs	206	254
Amortization of debt discount	2,342	3,448
Net realized gains from sales of available-for-sale securities	(116)	(1,356)
Realized gain on trading securities	—	(5,825)
Fair value loss on settlement rights for auction-rate securities	—	5,631
Fair value gain on investment in hedge fund	(276)	—
Amortization of premiums on investments, net	1,631	1,604
Provision for doubtful premiums receivable	(181)	226
Loss on interest rate swaps	2	610
Proceeds from insurance recoveries	212	—
Change in operating assets and liabilities:
Fiduciary and restricted cash	3,692	8,116
Premiums, fees and commissions receivable	14,584	7,990
Reserves for losses and loss adjustment expenses	(22,193)	(10,222)
Amounts due from reinsurers	(13,928)	633
Premium finance receivable, net (related to our insurance premiums)	3,389	(6,480)
Deferred revenue	(1,771)	(1,551)
Unearned premium	(20,437)	(1,052)
Deferred acquisition costs	1,356	(46)
Deferred tax liability	637	637
Federal income taxes receivable	1,019	243
Other	(4,880)	(3,683)

Net cash used in operating activities	(40,173)	(11,039)

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	39,798	77,040
Proceeds from maturities of available-for-sale securities	19,363	37,856
Proceeds from sales of trading securities	—	31,075
Purchases of available-for-sale securities	(13,458)	(120,093)
Premium finance receivable, net (related to third-party insurance premiums)	(1,710)	2,858
Purchases of property and equipment	(1,457)	(3,006)
Investment in real property	(550)	(4,019)

Net cash provided by investing activities	41,986	21,711

Cash flows from financing activities
Proceeds from financing under capital lease obligations	—	28,189
Principal payments under capital lease obligations	(2,460)	(578)
Principal payments on senior secured credit facility	(5,118)	(17,293)
Debt modification costs paid	(769)	—

Net cash provided by (used in) financing activities	(8,347)	10,318

Net increase (decrease) in cash and cash equivalents	(6,534)	20,990
Cash and cash equivalents at beginning of year	46,364	60,928

Cash and cash equivalents at end of period	$39,830	$81,918

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,492	$8,315
Cash paid for income taxes	$310	$313

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General

Affirmative Insurance Holdings, Inc. (the Company), formerly known as Instant Insurance Holdings, Inc., was incorporated in Delaware in June 1998. The Company is a distributor and producer of non-standard personal automobile insurance policies and related products and services for individual consumers in targeted geographic areas. The Company currently offers insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) as well as through 5,000 independent agents or brokers in 8 states (Louisiana, Texas, Illinois, Alabama, California, Missouri, Indiana and South Carolina).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions are particularly important in determining reserves for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance receivables, valuation of available-for-sale securities, goodwill and other intangible assets, and deferred income taxes.

Recently Issued Accounting Standards

ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, provides identical guidance with concurrently issued international financial reporting standard (IFRS) 13, Fair Value Measurements. Most of the changes in the new standard are clarifications of existing guidance, but it expands the disclosures about fair value measurements, and will require the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value is required to be disclosed, which would consist of the Company’s debt. In addition, for fair value measurements categorized as Level 3 within the fair value hierarchy, the valuation processes and sensitivity of the fair value measurements to changes in unobservable inputs shall be disclosed. This standard is effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted. The adoption of this standard will not impact the Company’s consolidated financial position, results of operations or cash flows.

ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, will require companies to present the components of net income and comprehensive income in either one or two consecutive financial statements. Companies will no longer be permitted to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Reclassifications from other comprehensive income must be presented in both the consolidated statement of income and the consolidated statement of other comprehensive income. This standard is effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted. The adoption of this standard will not impact the Company’s consolidated financial position, results of operations or cash flows.

ASU 2010-26, Financial Services-Insurance (Topic 944), modifies the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. The Task Force reached a final Consensus that requires costs to be incremental or directly related to the successful acquisition of new or renewal contracts to be capitalized as a deferred acquisition cost.

This standard is effective for interim and annual periods beginning after December 15, 2011 and may be early adopted as of the beginning of an annual reporting period using either the prospective or retrospective method. Adoption of the new standard could have a material impact on the Company’s consolidated financial position or results of operations. Management is evaluating the impact.

ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310), an amended guidance for disclosures about the credit quality of financing receivables and the allowance for credit losses. This update amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide additional information about the nature of credit risks inherent in a company’s financing receivables, how a company analyzes and assesses credit risk in determining its allowance for credit losses, and the reasons for any changes a company may make in its allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of the new guidance had no significant effect on the Company’s consolidated financial statements.

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), requires additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2 and activity in Level 3 on a gross basis, and clarifies certain other existing disclosure requirements including level of disaggregation and disclosures around inputs and valuation techniques. The provisions of the new standard is effective for interim or annual reporting periods beginning after December 15, 2009, except for the additional Level 3 disclosures which became effective for fiscal years beginning after December 15, 2010. This standard is disclosure-only in nature and does not change accounting requirements. Accordingly, adoption of the new standard had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at June 30, 2011, and December 31, 2010, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
U.S. Treasury and government agencies	$19,078	$114	$(67)	$19,125
Mortgage-backed securities	11,525	282	(97)	11,710
States and political subdivisions	18,492	318	(11)	18,799
Corporate debt securities	88,127	1,313	(13)	89,427
FDIC-insured certificates of deposit	23,819	147	(6)	23,960

Total	$161,041	$2,174	$(194)	$163,021

December 31, 2010
U.S. Treasury and government agencies	$25,611	$142	$(73)	$25,680
Mortgage-backed securities	10,554	295	(19)	10,830
States and political subdivisions	22,245	280	(137)	22,388
Corporate debt securities	123,182	1,505	(132)	124,555
FDIC-insured certificates of deposit	26,687	126	(3)	26,810

Total	$208,279	$2,348	$(364)	$210,263

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at June 30, 2011 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$44,463	$44,711
Due after one year through five years	98,361	99,855
Due after five years through ten years	6,692	6,745
Mortgage-backed securities	11,525	11,710

Total	$161,041	$163,021

Gross realized gains and losses on available-for-sale investments for the six months ended June 30 were as follows (in thousands):

	2011	2010
Gross gains	$212	$1,397
Gross losses	(96)	(41)

Total	$116	$1,356

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at June 30, 2011, and December 31, 2010, the fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	June 30, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$8,938	$(67)	$—	$—	$8,938	$(67)
States and political subdivisions	2,286	(11)	—	—	2,286	(11)
Corporate debt securities	4,709	(12)	182	(1)	4,891	(13)
Mortgage-backed securities	6,046	(97)	—	—	6,046	(97)
FDIC-insured certificates of deposit	1,556	(4)	149	(2)	1,705	(6)

Total	$23,535	$(191)	$331	$(3)	$23,866	$(194)

	December 31, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$12,707	$(73)	$—	$—	$12,707	$(73)
States and political subdivisions	8,619	(137)	—	—	8,619	(137)
Corporate debt securities	23,801	(132)	—	—	23,801	(132)
Mortgage-backed securities	3,770	(19)	—	—	3,770	(19)
FDIC-insured certificates of deposit	2,183	(3)	—	—	2,183	(3)

Total	$51,080	$(364)	$—	$—	$51,080	$(364)

The Company’s portfolio contains approximately 42 and 64 individual investment securities that were in an unrealized loss position as of June 30, 2011 and December 31, 2010, respectively.

The unrealized losses at June 30, 2011 were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) the Company’s intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At June 30, 2011, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

4.	Reinsurance

In the ordinary course of business, the Company places reinsurance with other insurance companies in order to provide greater diversification of its business and limit the potential for losses arising from large risks. In addition, the Company assumes reinsurance from other insurance companies.

Effective October 1, 2010, the Company entered into a quota-share reinsurance agreement with a third-party reinsurance company ceding 40% of premiums and losses on policies in-force in certain states on October 1, 2010 and policies written through December 31, 2010 on a run-off basis. The Company receives provisional ceding commission which may be adjusted based on the fully-developed loss ratio of the reinsured policies. Written premiums ceded under this agreement totalled $60.5 million as of June 30, 2011.

A separate quota-share reinsurance agreement was put in place effective January 1, 2011. Under the terms of the 2011 agreement, the Company cedes 28% of gross written premium in all states other than Michigan through December 31, 2011. Written premiums ceded under this agreement totalled $13.4 million and $33.9 million during the three and six months ended June 30, 2011, respectively. The Company’s quota-share ceding commission rate structure varies based on loss experience for both agreements. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations.

In June 2011, the Company entered into a reinsurance agreement with third-party reinsurers which provides $7.0 million in excess of the first $3.0 million of losses coverage for catastrophic events that may involve multiple insured losses.

In August 2010, the Company entered into an excess of loss reinsurance contract with third-party reinsurers which provides coverage for individual losses in excess of $100,000 up to $1 million.

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Three Months Ended June 30,
	2011			2010
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$42,191	$58,072	$45,810	$58,662	$78,541	$66,277
Reinsurance assumed	7,409	10,641	(891)	14,299	19,010	16,639
Reinsurance ceded	(14,624)	(22,042)	(15,510)	(238)	(1,136)	(2,029)

Total	$34,976	$46,671	$29,409	$72,723	$96,415	$80,887

	Six Months Ended June 30,
	2011			2010
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$108,067	$123,311	$95,574	$156,403	$153,664	$123,217
Reinsurance assumed	19,312	24,058	9,270	33,640	37,936	33,111
Reinsurance ceded	(36,166)	(50,147)	(35,030)	(2,449)	(2,463)	(4,416)

Total	$91,213	$97,222	$69,814	$187,594	$189,137	$151,912

Under certain of the Company’s reinsurance transactions, the Company has received ceding commissions. The ceding commission rate structure varies based on loss experience. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations. Ceding commissions recognized were reflected as a reduction of selling, general and administrative expenses follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Selling, general and administrative expenses	$(3,571)	$(1)	$(9,019)	$(10)

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	June 30, 2011	December 31, 2010
Losses and loss adjustment expense reserves	$101,166	$93,084
Unearned premium reserve	20,168	34,149

Total	$121,334	$127,233

The Michigan Catastrophic Claims Association (MCCA) is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan. For policies effective in 2011 and 2010, the required retention is $0.5 million. As a writer of personal automobile policies in the state of Michigan, the Company ceded premiums and claims to the MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

The table below presents the ceded premiums written and ceded losses to the MCCA for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Ceded premiums written to the MCCA	$562	$156	$548	$2,158

Ceded losses to the MCCA	$(1,468)	$(2,108)	$(2,124)	$(4,347)

The table below presents the total amount of receivables due from reinsurers as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Michigan Catastrophic Claims Association	$66,074	$65,727
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and in 2011	49,401	53,743
Vesta Insurance Group	13,049	13,161
Excess of loss reinsurer	1,982	1,429
Excess of loss reinsurer	1,982	1,429
Other	4,435	4,722

Total reinsurance receivable	$136,923	$140,211

The quota-share reinsurer for the agreements effective in the fourth quarter of 2010 and in 2011, and the excess of loss reinsurers all have A ratings from A.M. Best. Accordingly, the Company believes there is minimal credit risk related to these reinsurance receivables. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), the Company’s wholly-owned subsidiaries, Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura), had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At June 30, 2011, the VFIC Trust held $16.7 million (after cumulative withdrawals of $8.7 million through June 30, 2011), consisting of a $13.0 million U.S. Treasury money market account and $3.7 million of corporate bonds rated BBB+ or higher, to collateralize the $13.0 million net recoverable (net of $2.9 million payable) from VFIC.

The Company assumes reinsurance from a Texas county mutual insurance company (the county mutual) whereby the Company has assumed 100% of the policies issued by the county mutual for business produced by the Company’s owned MGAs. The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. AIC has established a trust to secure the Company’s obligation under this reinsurance contract with a balance of $54.4 million and $52.0 million as of June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011, $2.8 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $20.7 million in securities (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through June 2011, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through June 2011.

5.	Premium Finance Receivables, Net

Premium finance receivables (related to policies of both the Company and third-party carriers) are secured by unearned premiums from the underlying insurance policies and consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Premium finance contracts	$44,061	$45,866
Unearned finance charges	(2,210)	(2,286)
Allowance for credit losses	(387)	(437)

Total	$41,464	$43,143

Premium finance receivables are secured by the underlying unearned insurance premiums for which the Company obtains assignment from the policyholder in the event of non-payment. When a payment becomes past due, the Company cancels the underlying policy with the insurance carrier and receives the unearned premium to clear unpaid principal and interest. The loan is closed by writing off any uncollected amounts or refunding any overpayment to the customer. Therefore, no finance receivables are past due in excess of thirty days. Losses due to non-realization of premium finance receivables were $0.3 million and 0.7% of total premiums financed for the three months ended June 30, 2011, and $0.3 million and 0.8% of total premiums financed for the three months ended June 30, 2010. Losses due to non-realization of premium finance receivables were $0.7 million and 0.8% of total premiums financed for the six months ended June 30, 2011, and $0.5 million and 0.6% of total premiums financed for the six months ended June 30, 2010.

6.	Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commissions, advertising, premium taxes, underwriting and agency expenses, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$11,543	$28,945	$11,742	$24,230
Additions	8,259	17,742	18,402	42,744
Amortization	(9,416)	(22,411)	(19,758)	(42,698)

Ending balance	$10,386	$24,276	$10,386	$24,276

7.	Debt

The Company’s long-term debt instruments and balances outstanding at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,163	20,171

Total notes payable	76,865	76,873
Senior secured credit facility	93,198	95,974

Total long-term debt	$170,063	$172,847

The $30.9 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes bore an initial interest rate of 7.545% until March 15, 2010. Since March 15, 2010, the securities adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of June 30, 2011 was 3.85%.

The $25.8 million notes payable due 2035 are redeemable in whole or in part by the Company after June 2010. The notes bore an initial interest rate of 7.792% until June 15, 2010. Since June 15, 2010, the securities adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of June 30, 2011 was 3.80%.

The $20.2 million notes payable due 2035 are redeemable by the Company in whole or in part anytime after March 2010. The notes bore an initial interest rate of the three-month LIBOR rate plus 3.95% not exceeding 12.50% through March 2010 with no limit thereafter. The interest rate as of June 30, 2011 was 4.20%.

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

•

Effective April 1, 2011, the pricing under the agreement changed to if the leverage ratio is greater than 2.3, the pricing is LIBOR plus 9.00%. If the leverage ratio is greater than 2.0 and less than or equal to 2.3, the pricing is LIBOR plus 7.50%. If the leverage ratio is greater than 1.8 and less than or equal to 2.0, the pricing is LIBOR plus 6.25%. The pricing for leverage ratios less than or equal to 1.8 was unchanged.

•	The Company has the option to capitalize interest that is in excess of the prior payment terms to the loan balance.

In addition, the Company paid a 0.25% fee to all lenders that approved the amendment.

In accordance with ASC 470-50 Debt Modifications and Extinguishments, the Company evaluated the present value of the cash flows under the terms of the amended credit agreement to determine if they were at least 10 percent different from the present value of the remaining cash flows under the terms of the existing credit agreement. It was determined that the terms were not substantially different and therefore should not be accounted for as a debt extinguishment. Accordingly, lender consent fees of approximately $0.3 million were capitalized and will be amortized, along with remaining unamortized debt issuance costs from the March 2009 debt modification, over the remaining term of the senior secured credit facility. Fees paid to other parties of approximately $0.7 million were expensed as incurred in the first six months of 2011.

During the first six months of 2011, the Company made principal payments of $5.1 million on the senior secured credit facility. As of June 30, 2011, the principal balance of the senior secured credit facility was $103.3 million with an interest rate of 12.0%.

8.	Capital Lease Obligation

In May 2010, the Company entered into a capital lease obligation related to certain computer software, software licenses, and hardware used in the Company’s insurance operations. The Company received cash proceeds from the financing in the amount of $28.2 million. As required by the lease agreements, the Company purchased $28.2 million of FDIC-insured certificates of deposit held in brokerage accounts and pledged such securities as collateral against all of the Company’s obligations under the lease. The dollar amount of collateral pledged is set to decline over the term of the lease as the Company makes the scheduled lease payments. The lease term is 60 months with monthly rental payments totaling approximately $0.6 million. At the end of the initial term, the Company will have the right to purchase the software for a nominal fee, after which all rights, title and interest would transfer to the Company.

Property under capital lease at June 30, 2011 was as follows (in thousands):

	Cost	Accumulated Depreciation	Net
Computer software, software licenses and hardware	$28,189	$6,480	$21,709

Estimated future lease payments for the years ending December 31 (in thousands):

2011	$3,368
2012	6,736
2013	6,736
2014	6,736
2015	2,807

Total estimated future lease payments	26,383
Less: Amount representing interest	3,541

Present value of future lease payments	$22,842

9.	Income Taxes

The provision for income taxes for the three and six months ended June 30, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Current tax expense	$100	$77	$225	$198
Deferred tax expense	318	313	637	637

Net income tax expense	$418	$390	$862	$835

The Company’s effective tax rate differed from the statutory rate of 35% for the three and six months ended June 30, 2011 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Loss before income taxes	$(396)	$(11,721)	$(9,600)	$(14,740)
Tax provision computed at the federal statutory income tax rate	(139)	(4,103)	(3,360)	(5,159)
Increases (reductions) in tax resulting from:
Tax-exempt interest	(35)	(93)	(74)	(309)
State income taxes	104	81	(30)	65
Valuation allowance	454	4,467	4,253	6,156
Other	34	38	73	82

Income tax expense	$418	$390	$862	$835

Effective tax rate	(105.6)%	(3.3)%	(9.0)%	(5.7)%

Net deferred tax assets prior to recognition of the valuation allowance were $57.0 million and $53.4 million at June 30, 2011 and December 31, 2010, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others.

10.	Legal and Regulatory Proceedings

The Company and its subsidiaries are named from time to time as parties in various legal actions arising in the ordinary course of the Company’s business and arising out of or related to claims made in connection with the Company’s insurance policies and claims handling. Except as noted below, there are no material changes with respect to legal and regulatory proceedings previously disclosed in Note 16 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2010. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, the ultimate outcome of these matters is uncertain.

On May 27, 2011, PropertyOne, Inc. filed suit against USAgencies, LLC and Affirmative Insurance Holdings, Inc. in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana. PropertyOne’s petition asserts equitable claims for payment of broker commissions arising out of the December 2009 execution of a lease with a federal agency for the Company’s building located in Baton Rouge, Louisiana. The Company removed the lawsuit to the U.S. District Court for the Middle District of Louisiana. On August 1, 2011, the Company filed a motion to dismiss and motion for summary judgment as to all of PropertyOne’s claims. The Company believes that these claims lack merit and intends to defend itself vigorously.

On October 26, 2010, the Chapter 7 Trustee for Brooke Corporation, Brooke Capital Corporation and Brooke Investments, Inc., along with Brooke Agency Services Company, LLC (“BASC”), filed an adversary proceeding in the U.S. Bankruptcy Court for the District of Kansas against Affirmative Insurance Holdings, Inc., Affirmative Insurance Services, Inc., Affirmative Insurance Services of Illinois, Inc., and Affirmative Insurance Company. The Plaintiffs assert claims for an accounting, constructive fraudulent transfer and preferential transfer under Section 547 of the Bankruptcy Code, seeking to recover premium funds transferred to the Defendants by BASC pursuant to producer agreements pursuant to which BASC’s franchisee’s sold Defendants’ insurance policies. Pursuant to the Court’s scheduling order, the Trustee provided additional disclosures on June 30, 2011, setting forth his current belief that the Company’s collective exposure for preferential transfers during the 90-day period preceding the bankruptcy and for constructively fraudulent conveyances totals approximately $0.5 million. The Trustee also asserts a claim for breach of contract for alleged unpaid profit sharing commissions. The Company’s responsive pleadings are due on August 31, 2011. Due to uncertainty at this preliminary stage of the legal proceedings, the Company has not accrued a liability as of June 30, 2011. The Company believes that these claims lack merit and intends to defend itself vigorously.

On August 17, 2009, plaintiff Toni Hollinger filed a putative class action in the U.S. District Court for the Eastern District of Texas against several county mutual insurance companies and reinsurance companies, including Affirmative Insurance Company. The complaint alleges that defendants engaged in unfair discrimination and violated the Texas Insurance Code by charging different policy fees for the same class and hazard of insurance written through county mutual insurance companies. On August 5, 2010, the Court issued an order dismissing plaintiff’s claims for lack of subject matter jurisdiction. Plaintiff appealed the dismissal of her claims. The U.S. Court of Appeals for the Fifth Circuit has scheduled oral argument for the week of August 29, 2011. The Company believes that this claim lacks merit and intends to defend itself vigorously.

Affirmative Insurance Company is party to a 100% quota-share reinsurance agreement with a Texas county mutual insurance company, and the Company serves as a general agent for business written pursuant to that agreement. On January 10, 2011, the Company filed a petition for Interpleader and Declaratory Judgment in the District Court of Tarrant County, Texas on behalf of the Texas county mutual insurance company against Benjamin Rodriguez, Teresa Jaramillo, Oralia Barron and the Company’s insured, Cipriano Almanza, seeking leave to tender to the Court $20,000 in remaining proceeds of Almanza’s policy in satisfaction of a July 16, 2010 Final Judgment entered against Almanza in favor of Rodriguez, Jaramillo and Barron in the approximate amount of $770,000. The Texas county mutual insurance company included a claim for Declaratory Judgment based upon threatened action by counsel for Rodriguez, Jaramillo and Barron to assert direct claims against the Texas county mutual insurance company for amounts in excess of Almanza’s policy limits due to an alleged violation of the Stowers duty to settle within policy limits. As 100% reinsurer, the Company would be liable for any excess verdict entered against the Texas county mutual insurance company. On August 10, 2011, the Company agreed to a settlement, subject to final court approval.

The Illinois Insurance Code includes a reserve requirement that requires an insurer to maintain an amount of qualifying investments as defined at least equal to the lesser of $250.0 million or 100% of adjusted loss reserves and loss adjustment reserve expenses. As of December 31, 2010, Affirmative Insurance Company was deficient in qualifying assets by $32.1 million. The Illinois Department of Insurance approved the Company’s plan to cure the deficiency by June 30, 2011. The plan included a $3.8 million ordinary dividend and a $21.0 million extraordinary distribution from two of AIC’s insurance company subsidiaries, which were completed in March 2011 and an extraordinary dividend of $15.0 million from one of AIC’s insurance company subsidiaries, which was completed in June 2011. The Company is currently in compliance with the reserve requirement.

11.	Net Loss Per Common Share

Net loss per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and restricted stock. Stock options outstanding of 558,900 and 1,260,900 for the three and six months ended June 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock and thus the inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Loss from continuing operations	$(814)	$(12,111)	$(10,462)	$(15,575)

Denominator:
Weighted average common shares outstanding	15,408	15,415	15,408	15,415

Weighted average diluted shares outstanding	15,408	15,415	15,408	15,415

Basic loss per common share from continuing operations:	$(0.05)	$(0.79)	$(0.68)	$(1.01)

Diluted loss per common share from continuing operations:	$(0.05)	$(0.79)	$(0.68)	$(1.01)

On March 18, 2011, 433,500 shares of Affirmative’s common stock were issued on a restricted basis, and the voting rights for all of the shares was assigned to New Affirmative, LLC via a written irrevocable proxy at the time the stock awards were made. These shares were not included in the computation of basic or diluted earnings per share due to the performance conditions not being met.

12.	Related Party Transactions

The Company has entered into certain transactions with a partnership that is affiliated with J. Christopher Flowers. Mr. Flowers is affiliated with New Affirmative LLC, the majority shareholder of the Company. In the fourth quarter of 2010, the Company committed to invest $2.5 million in Varadero, a hedge fund, and $10.0 million in a related liquidity-focused product. The investment manager of Varadero is Varadero Capital, L.P., of which Varadero GP, LLC is the general partner. Both the investment manager and general partner are partially-owned by an entity affiliated with Mr. Flowers. As of June 30, 2011, the Company had funded $2.5 million in the hedge fund and approximately $9.0 million in the related liquidity-focused product. At June 30, 2011, the fair value of the hedge fund was approximately $2.8 million, recorded as other invested assets, and the fair value of the liquidity-focused product was approximately $8.8 million, included in available-for-sale securities in the consolidated balance sheet.

13.	Fair Value of Financial Instruments

The Company utilizes a hierarchy of valuation techniques for the disclosure of fair value estimates based on whether the significant inputs into the valuation are observable. In determining the level of hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The Company measures certain assets and liabilities at fair value on a recurring basis, including investment securities classified as available-for-sale, cash equivalents, other invested assets, other receivables and interest rate swaps. Following is a brief description of the type of valuation information that qualifies a financial asset or liability for each level:

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

Financial assets and financial liabilities measured at fair value on a recurring basis

The following table provides information as of June 30, 2011 about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and government agencies	$19,125	$19,125	$—	$—
Mortgage-backed securities	11,710	—	11,710	—
States and political subdivisions	18,799	—	18,799	—
Corporate debt securities	89,427	—	89,427	—
FDIC-insured certificates of deposit	23,960	—	23,960	—

Total investment securities	163,021	19,125	143,896	—
Cash and cash equivalents	39,830	39,830	—	—
Fiduciary and restricted cash	174	174	—	—
Other invested assets	2,840	—	—	2,840

Total assets	$205,865	$59,129	$143,896	$2,840

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

Level 3 Financial assets and liabilities

At June 30, 2011, the Company’s Level 3 financial assets include other invested assets related to an investment in a hedge fund, which is presented as a separate line item in the consolidated balance sheet. The Company measured the fair value of other invested assets on the basis of the net asset value of the fund as reported by the fund manager.

The Company’s Level 3 financial liabilities are interest rate swaps. The fair value of these swaps is determined by quotes from brokers that are not considered binding.

Fair value measurements for assets in category Level 3 for the three months ended June 30, 2011 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at April 1, 2011	$2,735
Transfers into Level 3	—
Total gains included in earnings	105
Settlements	—

Balance at June 30, 2011	$2,840

Fair value measurements for liabilities in category Level 3 for the three months ended June 30, 2011 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at April 1, 2011	$567
Transfers into Level 3	—
Total losses included in earnings	—
Settlements	(567)

Balance at June 30, 2011	$—

The Company did not have any transfers between Levels 1 and 2 during the period ended June 30, 2011.

Fair value measurements for assets in category Level 3 for the six months ended June 30, 2011 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2011	$2,564
Transfers into Level 3	—
Total gains included in earnings	276
Settlements	—

Balance at June 30, 2011	$2,840

Fair value measurements for liabilities in category Level 3 for the six months ended June 30, 2011 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at January 1, 2011	$1,453
Transfers into Level 3	—
Total losses included in earnings	2
Settlements	(1,455)

Balance at June 30, 2011	$—

Gains and losses (realized and unrealized) for Level 3 assets and liabilities included in earnings for the period ended June 30, 2011, are reported in net investment income and loss on interest rate swaps as follows (in thousands):

	Net Investment Income	Loss on Interest Rate Swaps
Assets
Total gains realized in earnings	$276	$—
Liabilities
Total losses realized in earnings	—	(2)

Total for the period ended June 30, 2011	$276	$(2)

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. The following financial liabilities are not required to be recorded at fair value, but their fair value is disclosed.

Notes payable — The fair values of the notes payable were determined using a third-party valuation source and were estimated to be $22.4 million in the aggregate with a total carrying value of $76.9 million at June 30, 2011.

Senior secured credit facility — The fair value of the senior secured credit facility was determined using a third-party valuation source and was estimated to be $87.5 million with a carrying value of $93.2 million at June 30, 2011.

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

As of June 30, 2011, our subsidiaries included insurance companies licensed to write insurance policies in 40 states, underwriting agencies, retail agencies with 203 owned stores and a relationship with one unaffiliated underwriting agency. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) and distributing our own insurance policies through our owned retail stores and 5,000 independent agents or brokers in 8 states (Louisiana, Texas, Illinois, Alabama, California, Missouri, Indiana and South Carolina). In March 2011, we discontinued writing new business in the state of Michigan, and in June 2011 we discontinued writing renewals. In May 2010, we discontinued writing new and renewal policies in the state of Florida. In July 2010, we discontinued writing new and renewal insurance policies in New Mexico.

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

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written and assumed by distribution channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Our underwriting agencies:
Retail agencies	$34,031	$39,156	$86,219	$97,109
Independent agencies	11,808	28,723	32,939	81,730

Subtotal	45,839	67,879	119,158	178,839
Unaffiliated underwriting agencies	3,761	5,082	8,221	11,204

Total	$49,600	$72,961	$127,379	$190,043

Total gross premiums written for the three months ended June 30, 2011 decreased $23.4 million, or 32.0%, compared with the prior year quarter. Total gross premiums written for the six months ended June 30, 2011 decreased $62.7 million, or 33.0%, compared with the prior year period. This decrease was due to a number of actions taken during 2010 and into 2011 to increase prices and strengthen underwriting standards to improve the profitability of the gross premiums written. As a result, base rates on an overall basis increased by 17% from September 30, 2010 to the end of the second quarter of 2011. Improved processes and monitoring of pricing activity have been put in place. We suspended or constrained new business production for unprofitable independent agent relationships. We expect that these actions will continue to have a negative effect on premium production levels in 2011, but should improve the profitability of the business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Our policies	$34,031	$39,156	$86,219	$97,109
Third-party carrier policies	12,122	10,919	27,555	24,086

Total	$46,153	$50,075	$113,774	$121,195

Gross premiums written of our policies in our retail distribution channel for the three and six months ended June 30, 2011 decreased $5.1 million and $10.9 million, or 13.1% and 11.2%, respectively, compared with the prior year. This decrease is a result of the pricing and underwriting actions on our policies. However, third-party policies increased $1.2 million and $3.5 million, or 11.0% and 14.4%, respectively, for the three and six months ended June 30, 2011.

In our independent agency distribution channel, gross premiums written for the three and six months ended June 30, 2011 decreased $16.9 million and $48.8 million, or 58.9% and 59.7%, respectively, compared with the prior year.

Gross premiums written by our unaffiliated underwriting agencies for the three and six months ended June 30, 2011 decreased $1.3 million and $3.0 million, or 26.0% and 26.6%, respectively, compared with the prior year.

We introduced a multivariate pricing product in May 2011 for new business in Louisiana and in June 2011 for new business in Alabama and Texas. The multivariate pricing product is also expected to be put in place for Illinois as well during 2011. The new product is expected to result in an improvement in profitability through better segment pricing.

The following table displays our gross premiums written and assumed by state (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Louisiana	$25,235	$29,491	$64,609	$74,047
Texas	7,546	14,693	19,657	34,587
Illinois	5,782	9,379	13,836	21,247
Alabama	4,733	5,766	13,713	15,694
California	3,732	5,043	8,164	11,110
Indiana	1,340	2,222	3,486	5,284
South Carolina	700	1,363	1,747	2,914
Missouri	459	1,012	1,128	2,880
Michigan	55	2,864	1,015	19,798
Other	18	1,128	24	2,482

Total	$49,600	$72,961	$127,379	$190,043

The following table displays our net premiums written by distribution channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Our underwriting agencies:
Retail agencies – gross premiums written	$34,031	$39,156	$86,219	$97,109
Ceded reinsurance	(9,269)	—	(23,218)	—

Subtotal retail agencies net premiums written	24,762	39,156	63,001	97,109

Independent agencies – gross premiums written	11,808	28,723	32,939	81,730
Ceded reinsurance	(2,440)	(156)	(8,964)	(2,158)

Subtotal independent agencies net premiums written	9,368	28,567	23,975	79,572

Unaffiliated underwriting agencies – gross premiums written	3,761	5,082	8,221	11,204
Ceded reinsurance	(2,267)	(23)	(2,284)	(55)

Subtotal unaffiliated underwriting agencies net premiums written	1,494	5,059	5,937	11,149

Excess of loss coverages with various reinsurers	(407)	—	(1,375)	—
Catastrophe coverages with various reinsurers	(241)	(59)	(325)	(236)

Total net premiums written	$34,976	$72,723	$91,213	$187,594

Total net premiums written for the three months ended June 30, 2011 decreased $37.7 million, or 51.9%, compared with the prior year quarter. Total net premiums written for the six months ended June 30, 2011 decreased $96.4 million, or 51.4%, compared with the prior year period. The decrease was primarily due to the decline in gross written premium production and the quota-share reinsurance agreements put in place for 2010 and 2011. Ceded premiums for the three and six months ended June 30 were $14.6 million and $36.2 million, respectively, in 2011 and $0.2 million and $2.4 million, respectively, in 2010.

Effective October 1, 2010, the Company entered into a quota-share reinsurance agreement with a third-party reinsurance company ceding 40% of premiums and losses on policies in-force in all states other than Michigan on October 1, 2010 and policies written through December 31, 2010.

A separate quota-share reinsurance agreement was put in place effective January 1, 2011. Under the terms of the 2011 agreement, the Company cedes 28% of gross written premium in all states other than Michigan through December 31, 2011. The Company’s quota-share ceding commission rate structure for both quota-share agreements varies based on loss experience for both agreements.

RESULTS OF OPERATIONS

We had a net loss of $0.8 million and $12.1 million for the three months ended June 30, 2011 and 2010, respectively. We had a net loss of $10.5 million and $15.6 million for the six months ended June 30, 2011 and 2010, respectively.

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

Total revenues for the three months ended June 30, 2011 decreased $54.7 million, or 45.5%, compared with the three months ended June 30, 2010. The decrease was due to decreases in net premiums earned, commission income and fees, and net realized gains, partially offset by an increase in net investment income and other income.

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the current quarter decreased $49.7 million, or 51.6%, compared with the prior year quarter primarily due to the decline in net written premium. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our three distribution channels in both current and previous periods.

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

The following sets forth the components of consolidated commission income and fees earned for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2011	2010
Policyholder fees	$6,109	$11,263
Premium finance revenue	6,175	5,926
Commissions and fees	3,956	3,925
Agency fees	1,058	1,151

Total commission income and fees	$17,298	$22,265

Total commission income and fees decreased $5.0 million, or 23.3%, compared with the prior year quarter. Policyholder fees decreased $5.2 million, or 45.8%, due to the lower overall volume of premiums written and a change in mix of states where these fees were realized. Premium finance revenue decreased $0.2 million, or 4.2%, compared with the prior year quarter. Commissions and fees were consistent with the prior year quarter.

Net Investment Income. Net investment income for the current quarter increased $0.2 million, or 15.6%, compared with the prior year quarter. The increase was primarily due to an increase in income from our investment in real estate and from our investment in a hedge fund, partially offset by a 23.2% decrease in total average invested assets to $171.2 million during the current quarter from $222.9 million during the prior year quarter. The average investment yield was 2.2% (2.4% on a taxable equivalent basis) in the current quarter, compared with 2.2% (2.5% on a taxable equivalent basis) in the prior year quarter. The $0.3 million net increase in income from our investment in real estate is due to a new long-term lease which commenced in the fourth quarter of 2010. We entered into an investment in a hedge fund in the fourth quarter of 2010 which increased $0.1 million in fair value during the three months ended June 30, 2011.

In the first quarter of 2010, we began to reposition our investment portfolio by decreasing our exposure to tax-exempt investments. The repositioning was completed in the second quarter of 2010. We sold $23.0 million of available-for-sale securities during the three-month period ended June 30, 2010 for a net realized gain of $0.2 million.

At June 30, 2011, our fixed-income investments were invested in the following: corporate debt securities 54.9%; FDIC-insured certificates of deposit 14.7%; U.S. Treasury and government agencies securities 11.7%; states and political subdivisions securities 11.5%; and mortgage-backed securities 7.2%. The average quality of our portfolio was A+ at June 30, 2011. We attempt to mitigate interest rate risk by managing the duration of our fixed-income portfolio to a target range of three years or less. As of June 30, 2011, the effective duration of our fixed-income investment portfolio was 2.0 years.

Net Realized Gains (Losses) and Other Income (Loss). Net realized gains (losses) for the current quarter decreased $3.6 million, or 101.0%, compared with the prior year quarter. Other income (loss) for the current quarter increased $3.4 million, or 106.9%, compared with the prior year quarter. The 2010 activity was primarily due to the settlement of the auction-rate municipal securities.

For the three-month period ended June 30, 2011, other income included $0.2 million for a business interruption insurance settlement related to Hurricane Gustav.

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

Losses and loss adjustment expenses for the current quarter decreased $51.5 million, or 63.6%, compared with the prior year quarter. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 63.0% in the current quarter, compared with 83.9% in the prior year quarter. The accident year decline in the loss ratio for the quarter compared with the 2010 accident year was due to the pricing and underwriting actions that were taken as well as additional process changes implemented in the handling of claims to mitigate the significant increases in severity that occurred due to the claims initiatives. Also, there was $5.0 million of favorable prior period development in the current quarter due to Vesta-related reserves, compared with the prior year quarter’s adverse loss development of $9.0 million primarily due to unfavorable development from our 2009 Texas and Michigan businesses.

The following table displays the impact of loss development related to prior periods’ business on our loss ratio for the current quarter and the prior year quarter:

	Three Months Ended June 30,
	2011	2010
Loss ratio – current quarter	73.6%	74.6%
(Favorable) adverse loss ratio development – prior period business	(10.6)	9.3

Reported loss ratio	63.0%	83.9%

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and the retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs, including payroll, benefits and accrued bonus expenses. Selling, general and administrative expenses decreased $14.3 million, or 33.5%, compared with the prior year quarter, primarily due to a decrease in policy acquisition expenses due to the decrease in premium production and the ceding commission from the quota-share reinsurance agreements.

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

Amortization of deferred policy acquisition costs is a major component of SG&A expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on SG&A expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended June 30,
	2011	2010
Amortization of deferred acquisition costs	$9,416	$22,411
Other selling, general and administrative expenses	18,858	20,136

Total selling, general and administrative expenses	$28,274	$42,547

Total as a percentage of net premiums earned	60.6%	44.1%

Beginning deferred acquisition costs	$11,543	$28,945
Additions	8,259	17,742
Amortization	(9,416)	(22,411)

Ending deferred acquisition costs	$10,386	$24,276

Amortization of deferred acquisition costs as a percentage of net premiums earned	20.2%	23.2%

Loss on Interest Rate Swaps. Loss on interest rate swaps for the three months ended June 30, 2011 decreased $0.1 million compared with the same period in the prior year. The loss relates to the impact on the determination of fair value associated with the decline in short-term interest rates implied in the forward yield curve. One swap instrument expired in February 2011 and the remaining swap instrument expired in April 2011.

Interest Expense. Interest expense for the current quarter decreased $0.2 million, or 3.2%, compared with the prior quarter. This decrease was due to a decrease in the amortization of debt discount, a decrease in the average debt outstanding and lower interest rates on the notes payable, which were partially offset by increases in the interest rate on the senior secured credit facility and interest expense on the lease obligation entered into in May 2010. Amortization of debt discount was $1.2 million in the current quarter as compared with $1.7 million for the prior year quarter.

Income Taxes. Income tax expense for the current and prior year quarter was $0.4 million. The income tax expense for both periods was primarily due to an increase in the deferred tax liability related to goodwill and state tax expense.

Our net deferred tax assets prior to recognition of valuation allowance were $57.0 million and $53.4 million at June 30, 2011 and December 31, 2010, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Total revenues for the six months ended June 30, 2011 decreased $102.0 million, or 42.5%, compared with the six months ended June 30, 2010. The decrease was due to decreases in net premiums earned, commission income and fees, and net realized gains, partially offset by an increase in net investment income and other income.

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the current period decreased $91.9 million, or 48.6%, compared with the prior year period. Since insurance premiums are earned over the service period of the policies, the revenue in the current period includes premiums earned on insurance products written through our three distribution channels in both current and previous periods.

Commission Income and Fees.

The following sets forth the components of consolidated commission income and fees earned for the current period and the prior year period (in thousands):

	Six Months Ended June 30,
	2011	2010
Policyholder fees	$13,959	$23,416
Premium finance revenue	12,288	11,696
Commissions and fees	8,663	8,213
Agency fees	2,418	2,533
Other, net	—	2

Total commission income and fees	$37,328	$45,860

Total commission income and fees decreased $8.5 million, or 18.6%, compared with the prior year period. Policyholder fees decreased $9.5 million, or 40.4%, due to the lower overall volume of premiums written and a change in mix of states where these fees are realized. Premium finance revenue increased $0.6 million, or 5.1%, due to increases in the number of policies financed and revenue per policy. We experienced a steady increase in premium finance revenue since December 2007 when we began financing third-party premiums. Commissions and fees increased $0.5 million, or 5.5%, due to more of our retail customers choosing third-party products due to pricing and underwriting actions and an expansion of our ancillary product sales.

Net Investment Income. Net investment income for the current period increased $0.2 million, or 9.2%, compared with the prior year period. The increase was primarily due to an increase in income from our investment in real estate and from our investment in a hedge fund, which was partially offset by a 22.1% decrease in total average invested assets to $183.1 million during the current period from $235.1 million during the prior year period and a reduction in yields. The average investment yield was 2.2% (2.4% on a taxable equivalent basis) in the current period, compared with 2.3% (2.8% on a taxable equivalent basis) in the prior year period. The $0.7 million net increase in income from our investment in real estate is due to a new long-term lease which commenced in the fourth quarter of 2010. We entered into an investment in a hedge fund in the fourth quarter of 2010, which increased $0.3 million in fair value during the six months ended June 30, 2011.

In the first quarter of 2010, we began to reposition our investment portfolio by decreasing our exposure to tax-exempt investments. The repositioning was completed in the second quarter of 2010. We sold $77.0 million of available-for-sale securities during the six-month period ended June 30, 2010 for a net realized gain of $1.4 million.

Net Realized Gains (Losses) and Other Income (Loss). Net realized gains (losses) for the current period decreased $7.1 million, or 98.4%, compared with the prior year period. Other income (loss) for the current period increased $5.3 million, or 104.9%, compared with the prior year period. The 2010 activity was primarily due to the settlement of the auction-rate municipal securities.

For the six-month period ended June 30, 2010, other income included $0.6 million related to a settlement received from legal proceedings.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the current period decreased $82.1 million, or 54.0%, compared with the prior year period. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 71.8% in the current period, compared with 80.3% in the prior year period. The accident year loss ratio for the current period increased 140 basis points compared with the 2010 accident year. A better comparison is to compare the 76.9% loss ratio for the current accident period to the 85.4% ratio for the 2010 accident year. The decline in the loss ratio for the first half of 2011 compared with the 2010 accident year was due to the pricing and underwriting actions that were taken as well as additional process changes implemented in the handling of claims to mitigate the significant increases in severity that occurred due to the claims initiatives. Also, there was $5.0 million of favorable prior period development in the current period due to Vesta-related reserves, compared with the prior year period’s adverse loss development of $9.0 million primarily due to unfavorable development from our 2009 Texas and Michigan businesses.

The following table displays the impact of loss development related to prior periods’ business on our loss ratio for the current period and the prior year period:

	Six Months Ended June 30,
	2011	2010
Loss ratio – current period	76.9%	75.5%
(Favorable) adverse loss ratio development – prior period business	(5.1)	4.8

Reported loss ratio	71.8%	80.3%

Selling, General and Administrative Expenses. The largest component of selling, general and administrative expenses is personnel costs, including payroll, benefits and accrued bonus expenses. Selling, general and administrative expenses decreased $23.1 million, or 27.2%, compared with the prior year period, primarily due to a decrease in premium production and ceding commission from the quota-share reinsurance agreements. The primary drivers of the decrease were a drop in independent agent expense with lower premium volume and ceding commission income in the first six months of 2011 from the quota-share reinsurance agreements. There was no ceding commission income in the first six months of 2010.

The following table sets forth the impact that amortization of deferred acquisition costs had on SG&A expenses and the change in deferred acquisition costs (in thousands):

	Six Months Ended June 30,
	2011	2010
Amortization of deferred acquisition costs	$19,758	$42,698
Other selling, general and administrative expenses	42,217	42,388

Total selling, general and administrative expenses	$61,975	$85,086

Total as a percentage of net premiums earned	63.7%	45.0%

Beginning deferred acquisition costs	$11,742	$24,230
Additions	18,402	42,744
Amortization	(19,758)	(42,698)

Ending deferred acquisition costs	$10,386	$24,276

Amortization of deferred acquisition costs as a percentage of net premiums earned	20.3%	22.6%

Loss on Interest Rate Swaps. Loss on interest rate swaps for the current period decreased $0.6 million from the prior year period. The loss relates to the impact on the determination of fair value associated with the decline in short-term interest rates implied in the forward yield curve. One swap instrument expired in February 2011 and the remaining swap instrument expired in April 2011.

Interest Expense. Interest expense for the current period decreased $1.3 million, or 10.9%, compared with the prior year period. This decrease was due to a decrease in the amortization of debt discount, a decrease in the average debt outstanding and lower interest rates on the notes payable, which were partially offset by increases in the interest rate on the senior secured credit facility and interest expense on the lease obligation entered into in May 2010. Amortization of debt discount was $2.3 million in the current period as compared with $3.4 million in the prior year period.

Income Taxes. Income tax expense for the current period was $0.9 million as compared with income tax expense of $0.8 million for the prior year period. The income tax expense for both periods was primarily due to an increase in the deferred tax liability related to goodwill and state tax expense.

Our net deferred tax assets prior to recognition of valuation allowance were $57.0 million and $53.4 million at June 30, 2011 and December 31, 2010, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of June 30, 2011, we had $0.1 million of cash and cash equivalents at the holding company level and $4.9 million of cash and cash equivalents at our non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of June 30, 2011, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, as mentioned previously, our non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At June 30, 2011, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions.

The Illinois Insurance Code includes a reserve requirement that requires an insurer to maintain an amount of qualifying investments as defined at least equal to the lesser of $250.0 million or 100% of adjusted loss reserves and loss adjustment reserve expenses. As of December 31, 2010, Affirmative Insurance Company was deficient in qualifying assets by $32.1 million. The Illinois Department of Insurance approved our plan to cure the deficiency by June 30, 2011. The plan included a $3.8 million ordinary dividend and a $21.0 million extraordinary distribution from two of AIC’s insurance company subsidiaries, which were completed in March 2011 and an extraordinary dividend of $15.0 million from one of AIC’s insurance company subsidiaries, which was completed in June 2011. We are currently in compliance with the reserve requirement.

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

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of less than three years. The fair value of our fixed-income securities as of June 30, 2011 was $163.0 million. The effective average duration of the portfolio as of June 30, 2011 was 2.0 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 2.0%, or $3.3 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 2.0%, or $3.3 million, increase in the market value of our fixed-income investment portfolio.

Our senior secured credit facility is also subject to interest rate risk. In March 2011, we entered into an amendment that changed the pricing to be tiered based on the leverage ratio and includes a LIBOR floor of 3.0%. The interest rate is floating based on LIBOR plus increments tied to the Company’s leverage ratio. Effective April 1, 2011, the pricing under the agreement is changing to if the leverage ratio is greater than 2.3, the pricing is LIBOR plus 9.00%. If the leverage ratio is greater than 2.0 and less than or equal to 2.3, the pricing is LIBOR plus 7.50%. If the leverage ratio is greater than 1.8 and less than or equal to 2.0, the pricing is LIBOR plus 6.25%. The pricing for leverage ratios less than or equal to 1.8 was unchanged. The interest rate at June 30, 2011 was 12.0%.

Our notes payable are also subject to interest rate risk. The $30.9 million notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of June 30, 2011 was 3.85%. The $25.8 million notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of June 30, 2011 was 3.80%. The $20.2 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.95%. The interest rate as of June 30, 2011 was 4.20%.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At June 30, 2011, and December 31, 2010, respectively, our fixed-income investments were invested in the following:

	June 30, 2011	December 31, 2010
Corporate debt securities	54.9%	59.2%
FDIC-insured certificates of deposit	14.7	12.8
U.S. Treasury and government agencies	11.7	12.2
States and political subdivisions	11.5	10.7
Mortgage-backed securities	7.2	5.1

Total	100.0%	100.0%

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	June 30, 2011	December 31, 2010
Total invested assets	$163,021	$210,263
Tax-equivalent book yield	2.39%	2.61%
Average duration in years	2.04	2.07
Average S&P rating	A+	A+

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

The table below presents the total amount of receivables due from reinsurance as of June 30, 2011 and December 31, 2010, respectively (in thousands):

	June 30, 2011	December 31, 2010
Michigan Catastrophic Claims Association	$66,074	$65,727
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and in 2011	49,401	53,743
Vesta Insurance Group	13,049	13,161
Excess of loss reinsurer	1,982	1,429
Excess of loss reinsurer	1,982	1,429
Other	4,435	4,722

Total reinsurance receivable	$136,923	$140,211

The quota-share reinsurer for the agreements effective in the fourth quarter of 2010 and in 2011 and excess of loss reinsurers all have A ratings from A.M. Best. Accordingly, the Company believes there is minimal risk related to these reinsurance receivables.

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

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), the Company’s wholly-owned subsidiaries Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement in September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At June 30, 2011, the VFIC Trust held $16.7 million (after cumulative withdrawals of $8.7 million through June 30, 2011), consisting of a $13.0 million U.S. Treasury money market account and $3.7 million of corporate bonds rated BBB+ or higher, to collateralize the $13.0 million net recoverable from VFIC.

At June 30, 2011, $2.8 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $20.7 million in securities (the AIC Trust). The Special Deputy Receiver (SDR) in Texas drew down the AIC Trust $0.4 million through June 2011, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through June 2011.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of June 30, 2011, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Item 4.	Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of June 30, 2011. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

31.1 Certification of Gary Y. Kusumi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Gary Y. Kusumi, Chairman of the Board and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 The following materials from Affirmative Insurance Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income (Loss), (3) the Consolidated Statements of Stockholders’ Equity, (4) the Consolidated Statements of Comprehensive Income (Loss), (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: August 15, 2011	By:	/s/ Michael J. McClure
Michael J. McClure
Executive Vice President and Chief Financial Officer (and in his capacity as Principal Financial Officer)