Form 10-Q
period 2011-09-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2011-11-14
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of November 11, 2011: 15,408,358

AFFIRMATIVE INSURANCE HOLDINGS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Available-for-sale securities, at fair value	$142,588	$210,263
Other invested assets	2,809	2,564
Cash and cash equivalents	28,660	46,364
Fiduciary and restricted cash	342	3,866
Accrued investment income	1,501	1,829
Premiums and fees receivable, net	26,368	43,313
Premium finance receivable, net	42,009	43,143
Commissions receivable	2,320	1,652
Receivable from reinsurers	188,660	140,211
Deferred acquisition costs	9,507	11,742
Income taxes receivable	901	1,803
Investment in real property, net	11,913	11,896
Property and equipment (net of accumulated depreciation of $48,884 for 2011 and $41,678 for 2010)	34,096	39,197
Goodwill	163,570	163,570
Other intangible assets (net of accumulated amortization of $7,622 for 2011 and $7,495 for 2010)	16,340	16,468
Prepaid expenses	6,211	5,295
Other assets (net of allowance for doubtful accounts of $7,213 for 2011 and 2010)	2,007	2,545

Total assets	$679,802	$745,721

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss adjustment expenses	$262,497	$252,084
Unearned premium	65,777	92,202
Amounts due to reinsurers	19,391	38,172
Deferred revenue	5,693	7,894
Capital lease obligation	21,584	25,302
Senior secured credit facility	94,014	95,974
Notes payable	76,861	76,873
Deferred tax liability	13,052	12,095
Other liabilities (includes interest rate swaps of $1,453 for 2010)	46,917	52,117

Total liabilities	605,786	652,713

Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized, 18,202,221 shares issued and 15,408,358 shares outstanding at September 30, 2011 and 17,768,721 shares issued and 15,408,358 shares outstanding at December 31, 2010	182	178
Additional paid-in capital	166,135	165,776
Treasury stock, at cost (2,793,863 shares at September 30, 2011 and 2,360,363 shares at December 31, 2010)	(32,910)	(32,906)
Accumulated other comprehensive income	14	445
Retained deficit	(59,405)	(40,485)

Total stockholders’ equity	74,016	93,008

Total liabilities and stockholders’ equity	$679,802	$745,721

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
Revenues
Net premiums earned	$42,042	$91,075	$139,264	$280,212
Commission income and fees	16,265	18,231	53,593	64,091
Net investment income	1,078	1,160	3,891	3,735
Net realized gains (losses)	(45)	1,115	71	8,295
Other income (loss)	8	(1,077)	257	(6,110)

Total revenues	59,348	110,504	197,076	350,223

Expenses
Net losses and loss adjustment expenses	31,562	76,345	101,376	228,257
Selling, general and administrative expenses	27,919	48,689	89,894	133,775
Depreciation and amortization	2,533	2,381	7,340	7,196

Total expenses	62,014	127,415	198,610	369,228

Operating loss	(2,666)	(16,911)	(1,534)	(19,005)
Loss on interest rate swaps	—	(252)	(2)	(862)
Interest expense	5,561	5,491	16,291	17,527

Loss before income tax expense	(8,227)	(22,654)	(17,827)	(37,394)
Income tax expense	231	466	1,093	1,301

Net loss	$(8,458)	$(23,120)	$(18,920)	$(38,695)

Basic loss per common share:
Net loss	$(0.55)	$(1.50)	$(1.23)	$(2.51)

Diluted loss per common share:
Net loss	$(0.55)	$(1.50)	$(1.23)	$(2.51)

Weighted average common shares outstanding:
Basic	15,408	15,415	15,408	15,415

Diluted	15,408	15,415	15,408	15,415

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Nine Months Ended September 30,
	2011		2010
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Common stock
Balance at beginning of year	17,768,721	$178	17,768,721	$178
Issuance of restricted stock awards	433,500	4	—	—

Balance at end of period	18,202,221	$182	17,768,721	$178

Additional paid-in capital
Balance at beginning of year		165,776		164,752
Stock-based compensation		359		982

Balance at end of period		166,135		165,734

Retained earnings (deficit)
Balance at beginning of year		(40,485)		48,446
Net loss		(18,920)		(38,695)

Balance at end of period		(59,405)		9,751

Treasury stock
Balance at beginning of year	2,360,363	$(32,906)	2,353,363	$(32,880)
Repurchase of restricted stock awards	433,500	(4)	—	—

Balance at end of period	2,793,863	$(32,910)	2,353,363	$(32,880)

Accumulated other comprehensive income (loss)
Balance at beginning of year		445		2,859
Change in net unrealized loss on available-for-sale investment securities		(431)		(879)

Balance at end of period		14		1,980

Total stockholders’ equity		$74,016		$144,763

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
Net loss	$(8,458)	$(23,120)	$(18,920)	$(38,695)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities arising during period	(472)	1,137	(360)	521
Reclassification adjustment for gains (losses) included in net loss	45	(43)	(71)	(1,400)

Other comprehensive income (loss), net	(427)	1,094	(431)	(879)

Total comprehensive loss	$(8,885)	$(22,026)	$(19,351)	$(39,574)

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities
Net loss	$(18,920)	$(38,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,340	7,196
Stock-based compensation expense	316	1,165
Amortization of debt modification costs	310	359
Amortization of debt discount	3,428	4,883
Net realized gains from sales of available-for-sale securities	(71)	(1,400)
Realized gain on trading securities	—	(6,897)
Fair value loss on settlement rights for auction-rate securities	—	6,707
Fair value gain on investment in hedge fund	(245)	—
Amortization of premiums on investments, net	2,306	2,535
Provision for doubtful premiums receivable	(180)	342
Loss on interest rate swaps	2	862
Proceeds from insurance recoveries	(212)	—
Change in operating assets and liabilities:
Fiduciary and restricted cash	3,524	8,458
Premiums, fees and commissions receivable, net	15,764	10,377
Reserves for losses and loss adjustment expenses	10,413	29,699
Amounts due from reinsurers	(66,537)	(41,631)
Premium finance receivable, net (related to our insurance premiums)	3,794	(9,715)
Deferred revenue	(2,201)	(1,612)
Unearned premium	(26,425)	(1,391)
Deferred acquisition costs	2,235	(16)
Deferred tax liability	956	956
Income taxes receivable	902	1,290
Other	(3,788)	2,137

Net cash used in operating activities	(67,289)	(24,391)

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	56,277	102,231
Proceeds from maturities of available-for-sale securities	27,163	48,510
Proceeds from sales of trading securities	—	35,470
Purchases of available-for-sale securities	(18,431)	(160,688)
Premium finance receivable, net (related to third-party insurance premiums)	(2,660)	3,763
Purchases of property and equipment	(2,335)	(4,922)
Investment in real property	(550)	(5,630)

Net cash provided by investing activities	59,464	18,734

Cash flows from financing activities
Proceeds from financing under capital lease obligations	—	28,189
Principal payments under capital lease obligations	(3,718)	(1,748)
Principal payments on senior secured credit facility	(5,388)	(18,360)
Debt modification costs paid	(769)	—
Repurchase of restricted stock	(4)	—

Net cash provided by (used in) financing activities	(9,879)	8,081

Net increase (decrease) in cash and cash equivalents	(17,704)	2,424
Cash and cash equivalents at beginning of year	46,364	60,928

Cash and cash equivalents at end of period	$28,660	$63,352

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,911	$11,795
Cash paid for income taxes	$335	$364

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General

Affirmative Insurance Holdings, Inc. (the Company), formerly known as Instant Insurance Holdings, Inc., was incorporated in Delaware in June 1998. The Company is a distributor and producer of non-standard personal automobile insurance policies and related products and services for individual consumers in targeted geographic areas. The Company currently offers insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) as well as through 4,900 independent agents or brokers in 8 states (Louisiana, Texas, Illinois, Alabama, California, Missouri, Indiana and South Carolina).

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

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), requires additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2 and activity in Level 3 on a gross basis, and clarifies certain other existing disclosure requirements including level of disaggregation and disclosures around inputs and valuation techniques. The provisions of the new standard are effective for interim or annual reporting periods beginning after December 15, 2009, except for the additional Level 3 disclosures which became effective for fiscal years beginning after December 15, 2010. This standard is disclosure-only in nature and does not change accounting requirements. Accordingly, adoption of the new standard had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at September 30, 2011, and December 31, 2010, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
U.S. Treasury and government agencies	$12,813	$181	$(2)	$12,992
Mortgage-backed securities	11,674	290	(148)	11,816
States and political subdivisions	17,619	369	(1)	17,987
Corporate debt securities	75,361	898	(182)	76,077
FDIC-insured certificates of deposit	23,568	151	(3)	23,716

Total	$141,035	$1,889	$(336)	$142,588

December 31, 2010
U.S. Treasury and government agencies	$25,611	$142	$(73)	$25,680
Mortgage-backed securities	10,554	295	(19)	10,830
States and political subdivisions	22,245	280	(137)	22,388
Corporate debt securities	123,182	1,505	(132)	124,555
FDIC-insured certificates of deposit	26,687	126	(3)	26,810

Total	$208,279	$2,348	$(364)	$210,263

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at September 30, 2011 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$45,021	$45,250
Due after one year through five years	77,679	78,769
Due after five years through ten years	6,661	6,753
Mortgage-backed securities	11,674	11,816

Total	$141,035	$142,588

Gross realized gains and losses on available-for-sale investments for the nine months ended September 30 were as follows (in thousands):

	2011	2010
Gross gains	$237	$1,455
Gross losses	(166)	(55)

Total	$71	$1,400

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at September 30, 2011, and December 31, 2010, the fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	September 30, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$571	$(2)	$—	$—	$571	$(2)
Mortgage-backed securities	6,151	(148)	—	—	6,151	(148)
States and political subdivisions	551	—	75	(1)	626	(1)
Corporate debt securities	9,343	(146)	1,561	(36)	10,904	(182)
FDIC-insured certificates of deposit	749	(1)	399	(2)	1,148	(3)

Total	$17,365	$(297)	$2,035	$(39)	$19,400	$(336)

	December 31, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. Treasury and government agencies	$12,707	$(73)	$—	$—	$12,707	$(73)
Mortgage-backed securities	3,770	(19)	—	—	3,770	(19)
States and political subdivisions	8,619	(137)	—	—	8,619	(137)
Corporate debt securities	23,801	(132)	—	—	23,801	(132)
FDIC-insured certificates of deposit	2,183	(3)	—	—	2,183	(3)

Total	$51,080	$(364)	$—	$—	$51,080	$(364)

The Company’s portfolio contains approximately 37 and 64 individual investment securities that were in an unrealized loss position as of September 30, 2011 and December 31, 2010, respectively.

The unrealized losses at September 30, 2011 were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) the Company’s intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At September 30, 2011, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

4.	Reinsurance

In the ordinary course of business, the Company places reinsurance with other insurance companies in order to provide greater diversification of its business and limit the potential for losses arising from large risks. In addition, the Company assumes reinsurance from other insurance companies.

Effective October 1, 2010, the Company entered into a quota-share reinsurance agreement with a third-party reinsurance company ceding 40% of premiums and losses on policies in-force in certain states on October 1, 2010 and policies written through December 31, 2010 on a run-off basis. The Company receives provisional ceding commission which may be adjusted based on the fully-developed loss ratio of the reinsured policies. Written premiums ceded under this agreement totalled $114.6 million as of September 30, 2011.

A separate quota-share reinsurance agreement was put in place effective January 1, 2011. Under the terms of the 2011 agreement, the Company cedes 28% of gross written premium in all states other than Michigan through December 31, 2011. Written premiums ceded under this agreement totalled $15.6 million and $49.5 million during the three and nine months ended September 30, 2011, respectively.

The Company’s quota-share ceding commission rate structure varies based on loss experience for both quota-share agreements. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations.

In June 2011, the Company entered into a reinsurance agreement with third-party reinsurers which provides $7.0 million in excess of the first $3.0 million of losses coverage for catastrophic events that may involve multiple insured losses.

In August 2010, the Company entered into an excess of loss reinsurance contract with third-party reinsurers which provides coverage for individual losses in excess of $100,000 up to $1 million. This contract terminated July 31, 2011 on a run-off basis.

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Three Months Ended September 30,
	2011			2010
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$46,296	$50,672	$88,983	$74,963	$75,099	$105,455
Reinsurance assumed	8,224	9,127	9,299	18,331	19,082	18,221
Reinsurance ceded	(15,918)	(17,757)	(66,720)	(3,140)	(3,106)	(47,331)

Total	$38,602	$42,042	$31,562	$90,154	$91,075	$76,345

	Nine Months Ended September 30,
	2011			2010
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$154,363	$173,983	$184,557	$231,365	$228,763	$224,502
Reinsurance assumed	27,536	33,185	18,569	51,971	57,018	55,502
Reinsurance ceded	(52,084)	(67,904)	(101,750)	(5,588)	(5,569)	(51,747)

Total	$129,815	$139,264	$101,376	$277,748	$280,212	$228,257

Under certain of the Company’s reinsurance transactions, the Company has received ceding commissions. The ceding commission rate structure varies based on loss experience. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations. Ceding commissions recognized were reflected as a reduction of selling, general and administrative expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Selling, general and administrative expenses	$(5,367)	$(10)	$(14,386)	$(20)

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	September 30, 2011	December 31, 2010
Losses and loss adjustment expense reserves	$153,164	$93,084
Unearned premium reserve	18,329	34,149

Total	$171,493	$127,233

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

The table below presents the ceded premiums written and ceded loss and loss adjustment expenses to the MCCA for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Ceded premiums written	$(21)	$1,839	$527	$3,997

Ceded loss and loss adjustment expenses	$48,467	$46,718	$50,591	$51,065

The table below presents the total amount of receivables due from reinsurers as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
MCCA	$112,580	$65,727
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and in 2011	49,168	53,743
Vesta Insurance Group	13,107	13,161
Excess of loss reinsurer	4,685	1,429
Excess of loss reinsurer	4,685	1,429
Other	4,435	4,722

Total reinsurance receivable	$188,660	$140,211

The quota-share reinsurer for the agreements effective in the fourth quarter of 2010 and in 2011, and the excess of loss reinsurers all have A ratings from A.M. Best. Accordingly, the Company believes there is minimal credit risk related to these reinsurance receivables. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), the Company’s wholly-owned subsidiaries, Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura), had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At September 30, 2011, the VFIC Trust held $16.8 million (after cumulative withdrawals of $8.7 million through September 30, 2011), consisting of a $13.1 million U.S. Treasury money market account and $3.7 million of corporate bonds rated BBB+ or higher, to collateralize the $13.1 million net recoverable (net of $2.9 million payable) from VFIC.

The Company assumes reinsurance from a Texas county mutual insurance company (the county mutual) whereby the Company has assumed 100% of the policies issued by the county mutual for business produced by the Company’s owned MGAs. The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. AIC has established a trust to secure the Company’s obligation under this reinsurance contract with a balance of $54.3 million and $52.0 million as of September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011, $3.6 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $20.7 million in securities (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through September 2011, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through September 2011.

5.	Premium Finance Receivables, Net

Premium finance receivables (related to policies of both the Company and third-party carriers) are secured by unearned premiums from the underlying insurance policies and consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Premium finance contracts	$44,662	$45,866
Unearned finance charges	(2,266)	(2,286)
Allowance for credit losses	(387)	(437)

Total	$42,009	$43,143

Premium finance receivables are secured by the underlying unearned insurance premiums for which the Company obtains assignment from the policyholder in the event of non-payment. When a payment becomes past due, the Company cancels the underlying policy with the insurance carrier and receives the unearned premium to clear unpaid principal and interest. The loan is closed by writing off any uncollected amounts or refunding any overpayment to the customer. Therefore, no finance receivables are past due in excess of thirty days. Losses due to non-realization of premium finance receivables were $0.2 million and 0.5% of total premiums financed for the three months ended September 30, 2011, and $0.2 million and 0.4% of total premiums financed for the three months ended September 30, 2010. Losses due to non-realization of premium finance receivables were $0.5 million and 0.4% of total premiums financed for the nine months ended September 30, 2011, and $0.5 million and 0.4% of total premiums financed for the nine months ended September 30, 2010.

6.	Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commissions, advertising, premium taxes, underwriting and agency expenses, net of ceding commission income, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$10,386	$24,276	$11,742	$24,230
Additions	7,842	21,158	26,244	63,889
Amortization	(8,721)	(21,188)	(28,479)	(63,873)

Ending balance	$9,507	$24,246	$9,507	$24,246

7.	Goodwill and Other Intangible Assets

The Company completed its annual goodwill and indefinite lived intangible asset impairment analyses as of September 30, 2011. The Company reports under a single reporting segment and, as such, the goodwill analysis is measured under one reporting unit. Consistent with prior assessments, the fair value of the Company’s reporting unit was determined using an internally developed discounted cash flow methodology and other relevant indicators of value available in the market place such as market transactions and trading values of similar companies. Based upon the results of the assessment, the Company concluded that the carrying values of goodwill and other intangible assets were not impaired as of September 30, 2011.

8.	Debt

The Company’s long-term debt instruments and balances outstanding at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,159	20,171

Total notes payable	76,861	76,873
Senior secured credit facility	94,014	95,974

Total long-term debt	$170,875	$172,847

The $30.9 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes bore an initial interest rate of 7.545% until March 15, 2010. Since March 15, 2010, the securities adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of September 30, 2011 was 3.95%.

The $25.8 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes bore an initial interest rate of 7.792% until June 15, 2010. Since June 15, 2010, the securities adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of September 30, 2011 was 3.90%.

The $20.2 million notes payable due 2035 are redeemable by the Company in whole or in part. The notes bore an initial interest rate of the three-month LIBOR rate plus 3.95% not exceeding 12.50% through March 2010 with no limit thereafter. The interest rate as of September 30, 2011 was 4.30%.

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

In accordance with ASC 470-50 Debt Modifications and Extinguishments, the Company evaluated the present value of the cash flows under the terms of the amended credit agreement to determine if they were at least 10 percent different from the present value of the remaining cash flows under the terms of the existing credit agreement. It was determined that the terms were not substantially different and therefore should not be accounted for as a debt extinguishment. Accordingly, lender consent fees of approximately $0.3 million were capitalized and will be amortized, along with remaining unamortized debt issuance costs from the March 2009 debt modification, over the remaining term of the senior secured credit facility. Fees paid to other parties of approximately $0.7 million were expensed as incurred in the first nine months of 2011.

During the first nine months of 2011, the Company made principal payments of $5.4 million on the senior secured credit facility. As of September 30, 2011, the principal balance of the senior secured credit facility was $103.0 million with an interest rate of 12.0%.

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

Property under capital lease at September 30, 2011 was as follows (in thousands):

	Cost	Accumulated Depreciation	Net
Computer software, software licenses and hardware	$28,189	$7,651	$20,538

Estimated future lease payments for the years ending December 31 (in thousands):

2011	$1,684
2012	6,736
2013	6,736
2014	6,736
2015	2,807

Total estimated future lease payments	24,699
Less: Amount representing interest	3,115

Present value of future lease payments	$21,584

10.	Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Current tax expense (benefit)	$(88)	$147	$137	$345
Deferred tax expense	319	319	956	956

Net income tax expense	$231	$466	$1,093	$1,301

The Company’s effective tax rate differed from the statutory rate of 35% for the three and nine months ended September 30, 2011 and 2010 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Loss before income taxes	$(8,227)	$(22,654)	$(17,827)	$(37,394)
Tax provision computed at the federal statutory income tax rate	(2,879)	(7,929)	(6,239)	(13,088)
Increases (reductions) in tax resulting from:
Tax-exempt interest	(32)	(48)	(106)	(357)
State income taxes	(427)	75	(457)	140
Valuation allowance	3,701	8,430	7,954	14,586
Other	(132)	(62)	(59)	20

Income tax expense	$231	$466	$1,093	$1,301

Effective tax rate	(2.8)%	(2.1)%	(6.1)%	(3.5)%

Net deferred tax assets prior to recognition of the valuation allowance were $60.5 million and $53.4 million at September 30, 2011 and December 31, 2010, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others.

11.	Legal and Regulatory Proceedings

The Company and its subsidiaries are named from time to time as parties in various legal actions arising in the ordinary course of the Company’s business and arising out of or related to claims made in connection with the Company’s insurance policies and claims handling. Except as noted below and in the Company’s prior Forms 10-Q for the 2011 fiscal year, there are no material changes with respect to legal and regulatory proceedings previously disclosed in Note 16 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2010. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, the ultimate outcome of these matters is uncertain.

On October 26, 2010, the Chapter 7 Trustee for Brooke Corporation, Brooke Capital Corporation and Brooke Investments, Inc., along with Brooke Agency Services Company, LLC (“BASC”), filed an adversary proceeding in the U.S. Bankruptcy Court for the District of Kansas against Affirmative Insurance Holdings, Inc., Affirmative Insurance Services, Inc., Affirmative Insurance Services of Illinois, Inc., and Affirmative Insurance Company. On September 15, 2011, the parties reached a settlement of this matter which, subject to final court approval, will resolve all matters in controversy. The settlement will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

On August 17, 2009, plaintiff Toni Hollinger filed a putative class action in the U.S. District Court for the Eastern District of Texas against several county mutual insurance companies and reinsurance companies, including Affirmative Insurance Company. The complaint alleges that defendants engaged in unfair discrimination and violated the Texas Insurance Code by charging different policy fees for the same class and hazard of insurance written through county mutual insurance companies. On August 5, 2010, the Court issued an order dismissing plaintiff’s claims for lack of subject matter jurisdiction, and Plaintiff appealed the dismissal of her claims. On September 6, 2011, the Fifth Circuit Court of Appeals affirmed the District Court’s dismissal of this action.

12.	Net Loss Per Common Share

Net loss per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and restricted stock. Stock options outstanding of 1,772,500 and 1,245,900 as of September 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock and thus the inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Loss from continuing operations	$(8,458)	$(23,120)	$(18,920)	$(38,695)

Denominator:
Weighted average common shares outstanding	15,408	15,415	15,408	15,415

Weighted average diluted shares outstanding	15,408	15,415	15,408	15,415

Basic loss per common share from continuing operations:	$(0.55)	$(1.50)	$(1.23)	$(2.51)

Diluted loss per common share from continuing operations:	$(0.55)	$(1.50)	$(1.23)	$(2.51)

On March 18, 2011, 433,500 shares of Affirmative’s common stock were issued on a restricted basis, and the voting rights for all of the shares were assigned to New Affirmative, LLC via a written irrevocable proxy at the time the stock awards were made. These shares were not included in the computation of basic or diluted earnings per share due to the performance conditions not being met. On August 10, 2011, the restricted shares were repurchased at par and 1,272,500 stock options were awarded to various executives.

13.	Related Party Transactions

The Company has entered into certain transactions with a partnership that is affiliated with J. Christopher Flowers. Mr. Flowers is affiliated with New Affirmative LLC, the majority shareholder of the Company. In the fourth quarter of 2010, the Company committed to invest $2.5 million in Varadero, a hedge fund, and $10.0 million in a related liquidity-focused product. The investment manager of Varadero is Varadero Capital, L.P., of which Varadero GP, LLC is the general partner. Both the investment manager and general partner are partially-owned by an entity affiliated with Mr. Flowers. As of September 30, 2011, the Company had funded $2.5 million in the hedge fund and approximately $9.3 million in the related liquidity-focused product. At September 30, 2011, the fair value of the hedge fund was approximately $2.8 million, based on net asset value and recorded as other invested assets, and the fair value of the liquidity-focused product was approximately $9.1 million, included in available-for-sale securities in the consolidated balance sheets.

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

Level 2 — Observable prices in active markets for similar assets or liabilities. Prices for identical or similar assets or liabilities in markets that are not active. Directly observable market inputs for substantially the full term of the asset or liability, e.g., interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, default rates, and credit spreads. Market inputs that are not directly observable, but are derived from or corroborated by observable market data.

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

Where possible, the Company utilizes quoted market prices to measure fair value. For assets and liabilities that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices in active markets are unavailable, the Company determines fair values based on independent external valuation information, which utilizes various models and valuation techniques based on a range of inputs including pricing models, quoted market prices of publicly traded securities with similar duration and yield, time value, yield curve, prepayment speeds, default rates and discounted cash flows. In most cases, these estimates are determined based on independent third-party valuation information, and the amounts are disclosed as Level 2 or Level 3 of the fair value hierarchy depending on the level of observable market inputs.

Financial assets and financial liabilities measured at fair value on a recurring basis

The following table provides information as of September 30, 2011 about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and government agencies	$12,992	$12,992	$—	$—
Mortgage-backed securities	11,816	—	11,816	—
States and political subdivisions	17,987	—	17,987	—
Corporate debt securities	76,077	—	76,077	—
FDIC-insured certificates of deposit	23,716	—	23,716	—

Total investment securities	142,588	12,992	129,596	—
Cash and cash equivalents	28,660	28,660	—	—
Fiduciary and restricted cash	342	342	—	—
Other invested assets	2,809	—	—	2,809

Total assets	$174,399	$41,994	$129,596	$2,809

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

Level 1 Financial assets

Financial assets classified as Level 1 in the fair value hierarchy include U.S. Government bonds and certain government agencies securities and cash and cash equivalents. These securities are actively traded and the Company estimates the fair value of these securities using unadjusted quoted market prices. Cash equivalents primarily consist of highly liquid money market funds, which are reflected within Level 1 of the fair value hierarchy.

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

Level 3 Financial assets and liabilities

At September 30, 2011, the Company’s Level 3 financial assets include other invested assets related to an investment in a hedge fund, which is presented as a separate line item in the consolidated balance sheets. The Company measured the fair value of other invested assets on the basis of the net asset value of the fund as reported by the fund manager.

The Company’s Level 3 financial liabilities are interest rate swaps. The fair value of these swaps was determined by quotes from brokers that are not considered binding. The interest rate swaps expired during the first half of 2011.

Fair value measurements for assets in Level 3 for the three months ended September 30, 2011 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at July 1, 2011	$2,840
Transfers into Level 3	—
Total losses included in earnings	(31)
Settlements	—

Balance at September 30, 2011	$2,809

The Company did not have any transfers between Levels 1 and 2 during the period ended September 30, 2011.

Fair value measurements for assets in Level 3 for the nine months ended September 30, 2011 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2011	$2,564
Transfers into Level 3	—
Total gains included in earnings	245
Settlements	—

Balance at September 30, 2011	$2,809

Fair value measurements for liabilities in Level 3 for the nine months ended September 30, 2011 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at January 1, 2011	$1,453
Transfers into Level 3	—
Total losses included in earnings	2
Settlements	(1,455)

Balance at September 30, 2011	$—

Gains and losses (realized and unrealized) for Level 3 assets and liabilities included in earnings for the nine months ended September 30, 2011, are reported in net investment income and loss on interest rate swaps as follows (in thousands):

	Net Investment Income	Loss on Interest Rate Swaps
Assets
Total gains realized in earnings	$245	$—
Liabilities
Total losses realized in earnings	—	(2)

Total for the period ended September 30, 2011	$245	$(2)

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. The following financial liabilities are not required to be recorded at fair value, but their fair value is disclosed.

Notes payable — The fair values of the notes payable were determined using a third-party valuation source and were estimated to be $18.4 million in the aggregate with a total carrying value of $76.9 million at September 30, 2011.

Senior secured credit facility — The fair value of the senior secured credit facility was determined using a third-party valuation source and was estimated to be $85.1 million with a carrying value of $94.0 million at September 30, 2011.

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

As of September 30, 2011, our subsidiaries included insurance companies licensed to write insurance policies in 40 states, underwriting agencies, retail agencies with 203 owned stores and a relationship with one unaffiliated underwriting agency. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) and distributing our own insurance policies through our owned retail stores and 4,900 independent agents or brokers in 8 states (Louisiana, Texas, Illinois, Alabama, California, Missouri, Indiana and South Carolina). In March 2011, we discontinued writing new business in the state of Michigan, and in June 2011 we discontinued writing renewals. In May 2010, we discontinued writing new and renewal policies in the state of Florida. In July 2010, we discontinued writing new and renewal insurance policies in New Mexico.

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

We completed our annual goodwill and indefinite lived intangible asset impairment analyses as of September 30, 2011. We report as a single reporting segment and, as such, the goodwill analysis is measured under one reporting unit. Consistent with prior assessments, our fair value was determined using an internally developed discounted cash flow methodology and other relevant indicators of value available in the market place such as market transactions and trading values of similar companies. Based upon the results of the assessment, we concluded that the carrying values of goodwill and other intangible assets were not impaired as of September 30, 2011.

Key inputs in our valuation model are projected cash flows, future inflationary trends, future tax rates, and the risk-adjusted discount rates. The risk-adjusted discount rate was developed using a capital asset pricing model to estimate our weighted-average cost of capital and was estimated at 14.5%. The relative weight of capital for debt was estimated at approximately 20 percent based on observed industry averages.

Based on the valuation model results, management concluded that goodwill was not impaired as our fair value exceeded the carrying value. Further, the fair value obtained from the discounted cash flow model was subject to a stress test by decreasing forecasted cash flows by 15% and increasing the discount rate by 100 basis points to 15.5%. The indicated stress value was sufficient to cover our book value.

Management believes that the current market displacement caused by the continuing global financial market issues as well as the limited volume of its own shares that trade daily has resulted in the decrease in our market capitalization that is not representative of the long-term value.

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

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written and assumed by distribution channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Our underwriting agencies:
Retail agencies	$39,043	$47,104	$125,262	$144,213
Independent agencies	12,034	41,394	44,973	123,124

Subtotal	51,077	88,498	170,235	267,337
Unaffiliated underwriting agencies	3,443	4,796	11,664	15,999

Total	$54,520	$93,294	$181,899	$283,336

Total gross premiums written for the three months ended September 30, 2011 decreased $38.8 million, or 41.6%, compared with the prior year quarter. Total gross premiums written for the nine months ended September 30, 2011 decreased $101.4 million, or 35.8%, compared with the prior year period. This decrease was due to a number of actions taken during 2010 and into 2011 to increase prices and strengthen underwriting standards to improve the profitability of the gross premiums written. Improved processes and monitoring of pricing activity have been put in place. We suspended or constrained new business production for unprofitable independent agent relationships, which included our withdrawal from the Michigan market. We expect that these actions will continue to have a negative effect on premium production levels in 2011, but should improve the profitability of the business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Our policies	$39,043	$47,104	$125,262	$144,213
Third-party carrier policies	15,163	11,970	42,718	36,056

Total	$54,206	$59,074	$167,980	$180,269

Gross premiums written of our policies in our retail distribution channel for the three and nine months ended September 30, 2011 decreased $8.1 million and $19.0 million, or 17.1% and 13.1%, respectively, compared with the prior year. This decrease is a result of the pricing and underwriting actions on our policies. However, third-party policies increased $3.2 million and $6.7 million, or 26.7% and 18.5%, respectively, for the three and nine months ended September 30, 2011.

In our independent agency distribution channel, gross premiums written for the three and nine months ended September 30, 2011 decreased $29.4 million and $78.2 million, or 70.9% and 63.5%, respectively, compared with the prior year.

Gross premiums written by our unaffiliated underwriting agencies for the three and nine months ended September 30, 2011 decreased $1.4 million and $4.3 million, or 28.2% and 27.1%, respectively, compared with the prior year.

We introduced a multivariate pricing product in May 2011 for new business in Louisiana, in June 2011 for new business in Alabama and Texas, and in September 2011 for new business in Illinois. The new product is expected to result in an improvement in profitability through better segment pricing.

The following table displays our gross premiums written and assumed by state (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Louisiana	$28,791	$35,876	$93,400	$109,923
Texas	8,362	18,684	28,019	53,271
Illinois	5,980	10,565	19,816	31,812
Alabama	5,644	7,392	19,357	23,086
California	3,419	4,763	11,583	15,873
Indiana	1,497	2,662	4,983	7,946
South Carolina	756	1,381	2,503	4,295
Missouri	418	1,130	1,546	4,010
Michigan	(382)	10,325	633	30,123
Other	35	516	59	2,997

Total	$54,520	$93,294	$181,899	$283,336

The following table displays our net premiums written by distribution channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Our underwriting agencies:
Retail agencies – gross premiums written	$39,043	$47,104	$125,262	$144,213
Ceded reinsurance	(11,152)	—	(34,370)	—

Subtotal retail agencies net premiums written	27,891	47,104	90,892	144,213

Independent agencies – gross premiums written	12,034	41,394	44,973	123,124
Ceded reinsurance	(3,515)	(1,839)	(12,479)	(3,997)

Subtotal independent agencies net premiums written	8,519	39,555	32,494	119,127

Unaffiliated underwriting agencies – gross premiums written	3,443	4,796	11,664	15,999
Ceded reinsurance	(969)	(19)	(3,253)	(73)

Subtotal unaffiliated underwriting agencies net premiums written	2,474	4,777	8,411	15,926

Excess of loss coverages with various reinsurers	(121)	—	(1,496)	—
Catastrophe coverages with various reinsurers	(161)	(1,282)	(486)	(1,518)

Total net premiums written	$38,602	$90,154	$129,815	$277,748

Total net premiums written for the three months ended September 30, 2011 decreased $51.6 million, or 57.2%, compared with the prior year quarter. Total net premiums written for the nine months ended September 30, 2011 decreased $147.9 million, or 53.3%, compared with the prior year period. The decrease was primarily due to the decline in gross written premium production and the quota-share reinsurance agreements put in place for 2010 and 2011. Ceded premiums for the three and nine months ended September 30 were $15.9 million and $52.1 million, respectively, in 2011 and $3.1 million and $5.6 million, respectively, in 2010.

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

In November 2011, we entered into a new quota-share reinsurance agreement that cedes 10% of Alabama, Illinois, Louisiana and Texas business from September 1, 2011 through year end and 40% of all business on an in-force basis from year end 2011 through the end of 2012 for those same states. This agreement is subject to Illinois Department of Insurance approval.

RESULTS OF OPERATIONS

We had a net loss of $8.5 million and $23.1 million for the three months ended September 30, 2011 and 2010, respectively. We had a net loss of $18.9 million and $38.7 million for the nine months ended September 30, 2011 and 2010, respectively.

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

Total revenues for the three months ended September 30, 2011 decreased $51.2 million, or 46.3%, compared with the three months ended September 30, 2010. The decrease was due to decreases in net premiums earned, commission income and fees, net realized gains and net investment income, partially offset by an increase in other income.

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the current quarter decreased $49.0 million, or 53.8%, compared with the prior year quarter primarily due to the decline in net written premium and the effects of reinsurance purchased in 2011. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our three distribution channels in both current and previous periods.

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

The following sets forth the components of consolidated commission income and fees earned for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2011	2010
Policyholder fees	$5,660	$7,491
Premium finance revenue	5,428	5,731
Commissions and fees	4,147	3,778
Agency fees	1,030	1,230
Other, net	—	1

Total commission income and fees	$16,265	$18,231

Total commission income and fees decreased $2.0 million, or 10.8%, compared with the prior year quarter. Policyholder fees decreased $1.8 million, or 24.4%, due to the lower overall volume of premiums written and a change in mix of states where these fees were realized. Premium finance revenue decreased $0.3 million, or 5.3%, compared with the prior year quarter. Commissions and fees increased $0.4 million, or 9.8%, compared with the prior year quarter due to the growth in the sale of third-party carrier policies.

Net Investment Income. Net investment income for the current quarter decreased $0.1 million, or 7.1%, compared with the prior year quarter. The decrease was primarily due to a 35.6% decrease in total average invested assets to $147.8 million during the current quarter from $229.4 million during the prior year quarter, which was partially offset by an increase in income from our investment in real estate. The average investment yield was 2.3% in the current quarter, compared with 2.2% in the prior year quarter. The $0.3 million net increase in income from our investment in real estate is due to a new long-term lease which commenced in the fourth quarter of 2010.

At September 30, 2011, our fixed-income investments were invested in the following: corporate debt securities 53.4%; FDIC-insured certificates of deposit 16.6%; states and political subdivisions securities 12.6%; U.S. Treasury and government agencies securities 9.1%; and mortgage-backed securities 8.3%. The average quality of our portfolio was A+ at September 30, 2011. We attempt to mitigate interest rate risk by managing the duration of our fixed-income portfolio to the duration of our reserves. As of September 30, 2011, the effective duration of our fixed-income investment portfolio was 1.9 years.

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

Losses and loss adjustment expenses for the current quarter decreased $44.8 million, or 58.7%, compared with the prior year quarter. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 75.1% in the current quarter, compared with 83.8% in the prior year quarter. The accident year decline in the loss ratio for the quarter compared with the 2010 accident year was due to the pricing and underwriting actions that were taken as well as additional process changes implemented in the handling of claims to mitigate the significant increases in severity that occurred due to the claims initiatives. The accident year decline was even more significant taking into account the impact of the quota-share treaties that were entered into for the fourth quarter of 2010 and for all of 2011. Loss adjustment expenses include all of the business subject to the quota-share treaties. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 3.8 points for the third quarter of 2011.

The following table displays the impact of loss development related to prior periods’ business on our loss ratio for the current quarter and the prior year quarter:

	Three Months Ended September 30,
	2011	2010
Loss ratio – current quarter	75.1%	82.7%
(Favorable) adverse loss ratio development – prior period business	—	1.1

Reported loss ratio	75.1%	83.8%

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and the retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs, including payroll, benefits and accrued bonus expenses. Selling, general and administrative expenses decreased $20.8 million, or 42.7%, compared with the prior year quarter, primarily due to a decrease in policy acquisition expenses due to the decrease in premium production and the ceding commission from the quota-share reinsurance agreements.

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

Amortization of deferred policy acquisition costs is a major component of SG&A expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on SG&A expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended September 30,
	2011	2010
Amortization of deferred acquisition costs	$8,721	$21,188
Other selling, general and administrative expenses	19,198	27,501

Total selling, general and administrative expenses	$27,919	$48,689

Total as a percentage of net premiums earned	66.4%	53.5%

Beginning deferred acquisition costs	$10,386	$24,276
Additions	7,842	21,158
Amortization	(8,721)	(21,188)

Ending deferred acquisition costs	$9,507	$24,246

Amortization of deferred acquisition costs as a percentage of net premiums earned	20.7%	23.3%

Loss on Interest Rate Swaps. Loss on interest rate swaps for the three months ended September 30, 2011 decreased $0.3 million compared with the same period in the prior year. The loss relates to the impact on the determination of fair value associated with the decline in short-term interest rates implied in the forward yield curve. One swap instrument expired in February 2011 and the remaining swap instrument expired in April 2011.

Interest Expense. Interest expense for the current quarter increased $0.1 million, or 1.3%, compared with the prior year quarter. This increase was due to an increase in the interest rate on the senior secured credit facility, which was partially offset by a decrease in the amortization of debt discount, a decrease in interest expense on the lease obligation entered into in May 2010 and a decrease in interest rates on the notes payable. Amortization of debt discount was $1.1 million in the current quarter as compared with $1.4 million for the prior year quarter.

Income Taxes. Income tax expense for the current quarter decreased $0.2 million, or 50.4%, compared with the prior year quarter. The income tax expense for both periods was primarily due to an increase in the deferred tax liability related to goodwill and state tax expense.

Our net deferred tax assets prior to recognition of valuation allowance were $60.5 million and $53.4 million at September 30, 2011 and December 31, 2010, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Total revenues for the nine months ended September 30, 2011 decreased $153.1 million, or 43.7%, compared with the nine months ended September 30, 2010. The decrease was due to decreases in net premiums earned, commission income and fees, and net realized gains, partially offset by an increase in other income and net investment income.

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the current period decreased $140.9 million, or 50.3%, compared with the prior year period due to the decline in net written premium and the effects of reinsurance purchased in 2011. Since insurance premiums are earned over the service period of the policies, the revenue in the current period includes premiums earned on insurance products written through our three distribution channels in both current and previous periods.

Commission Income and Fees.

The following sets forth the components of consolidated commission income and fees earned for the current period and the prior year period (in thousands):

	Nine Months Ended September 30,
	2011	2010
Policyholder fees	$19,620	$30,907
Premium finance revenue	17,716	17,427
Commissions and fees	12,810	11,994
Agency fees	3,447	3,763

Total commission income and fees	$53,593	$64,091

Total commission income and fees decreased $10.5 million, or 16.4%, compared with the prior year period. Policyholder fees decreased $11.3 million, or 36.5%, due to the lower overall volume of premiums written and a change in mix of states where these fees are realized. Premium finance revenue increased $0.3 million, or 1.7%, due to increases in the number of policies financed and revenue per policy. We experienced a steady increase in premium finance revenue since December 2007 when we began financing third-party premiums. Commissions and fees increased $0.8 million, or 6.8%, due to more of our retail customers choosing third-party products due to pricing and underwriting actions and an expansion of our ancillary product sales.

Net Investment Income. Net investment income for the current period increased $0.2 million, or 4.2%, compared with the prior year period. The increase was primarily due to an increase in income from our investment in real estate and from our investment in a hedge fund, which was partially offset by a 26.9% decrease in total average invested assets to $171.3 million during the current period from $234.3 million during the prior year period and a reduction in yields. The average investment yield was 2.3% (2.4% on a taxable equivalent basis) in the current period, compared with 2.3% (2.7% on a taxable equivalent basis) in the prior year period. The $1.0 million net increase in income from our investment in real estate is due to a new long-term lease which commenced in the fourth quarter of 2010. We entered into an investment in a hedge fund in the fourth quarter of 2010, which increased $0.2 million in fair value during the nine months ended September 30, 2011.

In the first quarter of 2010, we began to reposition our investment portfolio by decreasing our exposure to tax-exempt investments. The repositioning was completed in the second quarter of 2010. We sold $102.2 million of available-for-sale securities during the nine-month period ended September 30, 2010 for a net realized gain of $1.4 million.

Net Realized Gains (Losses) and Other Income (Loss). Net realized gains (losses) for the current period decreased $8.2 million, or 99.1%, compared with the prior year period. Other income (loss) for the current period increased $6.4 million, or 104.2%, compared with the prior year period. The 2010 activity was primarily due to the settlement of the auction-rate municipal securities.

For the nine-month period ended September 30, 2011, other income included $0.2 million for a business interruption insurance settlement related to Hurricane Gustav.

For the nine-month period ended September 30, 2010, other income included $0.6 million related to a settlement received from legal proceedings.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the current period decreased $126.9 million, or 55.6%, compared with the prior year period. The percentage of losses and loss adjustment expense to net premiums earned (the loss ratio) was 72.8% in the current period, compared with 81.5% in the prior year period. The accident year loss ratio for the current period decreased 150 basis points compared with the 2010 accident year loss ratio for the first nine months of 2010. A better comparison is to compare the 76.4% loss ratio for the current accident period to the 85.4% ratio for the full 2010 accident year. The decline in the loss ratio for 2011 compared with the 2010 accident year was due to the pricing and underwriting actions that were taken as well as additional process changes implemented in the handling of claims to mitigate the significant increases in severity that occurred due to the claims initiatives. Also, there was $5.0 million of favorable prior period development in the current period due to Vesta-related reserves, compared with the prior year period’s adverse loss development of $10.0 million primarily related to our 2009 Texas and Michigan business. The accident year decline was even more significant taking into account the impact of the quota-share treaties that were entered into for the fourth quarter of 2010 and for all of 2011. Loss adjustment expenses include all of the business subject to the quota-share treaties. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 3.5 points for the first nine months of 2011.

The following table displays the impact of loss development related to prior periods’ business on our loss ratio for the current period and the prior year period:

	Nine Months Ended September 30,
	2011	2010
Loss ratio – current period	76.4%	77.9%
(Favorable) adverse loss ratio development – prior period business	(3.6)	3.6

Reported loss ratio	72.8%	81.5%

Selling, General and Administrative Expenses. The largest component of selling, general and administrative expenses is personnel costs, including payroll, benefits and accrued bonus expenses. Selling, general and administrative expenses decreased $43.9 million, or 32.8%, compared with the prior year period, primarily due to a decrease in premium production and ceding commission from the quota-share reinsurance agreements. The primary drivers of the decrease were a drop in independent agent expense with lower premium volume and ceding commission income in the first nine months of 2011 from the quota-share reinsurance agreements. There was no ceding commission income in the first nine months of 2010.

The following table sets forth the impact that amortization of deferred acquisition costs had on SG&A expenses and the change in deferred acquisition costs (in thousands):

	Nine Months Ended September 30,
	2011	2010
Amortization of deferred acquisition costs	$28,479	$63,873
Other selling, general and administrative expenses	61,415	69,902

Total selling, general and administrative expenses	$89,894	$133,775

Total as a percentage of net premiums earned	64.5%	47.7%

Beginning deferred acquisition costs	$11,742	$24,230
Additions	26,244	63,889
Amortization	(28,479)	(63,873)

Ending deferred acquisition costs	$9,507	$24,246

Amortization of deferred acquisition costs as a percentage of net premiums earned	20.4%	22.8%

Loss on Interest Rate Swaps. Loss on interest rate swaps for the current period decreased $0.9 million from the prior year period. The loss relates to the impact on the determination of fair value associated with the decline in short-term interest rates implied in the forward yield curve. One swap instrument expired in February 2011 and the remaining swap instrument expired in April 2011.

Interest Expense. Interest expense for the current period decreased $1.2 million, or 7.1%, compared with the prior year period. This decrease was due to a decrease in the amortization of debt discount, a decrease in the average debt outstanding and lower interest rates on the notes payable, which were partially offset by increases in the interest rate on the senior secured credit facility and interest expense on the lease obligation entered into in May 2010. Amortization of debt discount was $3.4 million in the current period as compared with $4.9 million in the prior year period.

Income Taxes. Income tax expense for the current period decreased $0.2 million, or 16.0%, compared with the prior year period. The income tax expense for both periods was primarily due to an increase in the deferred tax liability related to goodwill and state tax expense.

Our net deferred tax assets prior to recognition of valuation allowance were $60.5 million and $53.4 million at September 30, 2011 and December 31, 2010, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of September 30, 2011, we had $0.1 million of cash and cash equivalents at the holding company level and $5.2 million of cash and cash equivalents at our non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of September 30, 2011, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, as mentioned previously, our non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At September 30, 2011, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions.

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

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of less than three years. The fair value of our fixed-income securities as of September 30, 2011 was $142.6 million. The effective average duration of the portfolio as of September 30, 2011 was 1.9 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 1.9%, or $2.7 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 1.9%, or $2.7 million, increase in the market value of our fixed-income investment portfolio.

Our senior secured credit facility is also subject to interest rate risk. In March 2011, we entered into an amendment that changed the pricing to be tiered based on the leverage ratio and includes a LIBOR floor of 3.0%. The interest rate is floating based on LIBOR plus increments tied to the Company’s leverage ratio. Effective April 1, 2011, the pricing under the agreement is changing to if the leverage ratio is greater than 2.3, the pricing is LIBOR plus 9.00%. If the leverage ratio is greater than 2.0 and less than or equal to 2.3, the pricing is LIBOR plus 7.50%. If the leverage ratio is greater than 1.8 and less than or equal to 2.0, the pricing is LIBOR plus 6.25%. The pricing for leverage ratios less than or equal to 1.8 was unchanged. The interest rate at September 30, 2011 was 12.0%.

Our notes payable are also subject to interest rate risk. The $30.9 million notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of September 30, 2011 was 3.95%. The $25.8 million notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of September 30, 2011 was 3.90%. The $20.2 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.95%. The interest rate as of September 30, 2011 was 4.30%.

Credit risk. An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At September 30, 2011, and December 31, 2010, respectively, our fixed-income investments were invested in the following:

	September 30, 2011	December 31, 2010
Corporate debt securities	53.4%	59.2%
FDIC-insured certificates of deposit	16.6	12.8
States and political subdivisions	12.6	10.7
U.S. Treasury and government agencies	9.1	12.2
Mortgage-backed securities	8.3	5.1

Total	100.0%	100.0%

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	September 30, 2011	December 31, 2010
Total invested assets	$142,588	$210,263
Tax-equivalent book yield	2.40%	2.61%
Average duration in years	1.92	2.07
Average S&P rating	A+	A+

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

The table below presents the total amount of receivables due from reinsurance as of September 30, 2011 and December 31, 2010, respectively (in thousands):

	September 30, 2011	December 31, 2010
Michigan Catastrophic Claims Association	$112,580	$65,727
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and in 2011	49,168	53,743
Vesta Insurance Group	13,107	13,161
Excess of loss reinsurer	4,685	1,429
Excess of loss reinsurer	4,685	1,429
Other	4,435	4,722

Total reinsurance receivable	$188,660	$140,211

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

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), the Company’s wholly-owned subsidiaries Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement in September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At September 30, 2011, the VFIC Trust held $16.8 million (after cumulative withdrawals of $8.7 million through September 30, 2011), consisting of a $13.1 million U.S. Treasury money market account and $3.7 million of corporate bonds rated BBB+ or higher, to collateralize the $13.1 million net recoverable from VFIC.

At September 30, 2011, $3.6 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $20.7 million in securities (the AIC Trust). The Special Deputy Receiver (SDR) in Texas drew down the AIC Trust $0.4 million through September 2011, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through September 2011.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of September 30, 2011, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Item 4.	Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2011. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

31.1 Certification of Gary Y. Kusumi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Gary Y. Kusumi, Chairman of the Board and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 The following materials from Affirmative Insurance Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income (Loss), (3) the Consolidated Statements of Stockholders’ Equity, (4) the Consolidated Statements of Comprehensive Income (Loss), (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: November 14, 2011	By:	/s/ Michael J. McClure
Michael J. McClure
Executive Vice President and Chief Financial Officer (and in his capacity as Principal Financial Officer)