Form 10-K
period 2011-12-31
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2012-03-30
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2011), based on the price at which the common equity was last sold on such date ($2.35): $16,963,205

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: the number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 25, 2012 was 15,408,358.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2011 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days from December 31, 2011.

AFFIRMATIVE INSURANCE HOLDINGS, INC.

YEAR ENDED DECEMBER 31, 2011

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

As of December 31, 2011, our subsidiaries included insurance companies licensed to write insurance policies in 40 states, underwriting agencies, retail agencies with 201 owned stores and a relationship with two unaffiliated underwriting agencies. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) and distributing our own insurance policies through our owned retail stores and 5,000 independent agents or brokers in 8 states (Louisiana, Texas, Illinois, Alabama, California, Missouri, Indiana and South Carolina). In March 2011, we discontinued writing new business in the state of Michigan, and in June 2011 we discontinued writing renewals. In May 2010, we discontinued writing new and renewal policies in the state of Florida. In July 2010, we discontinued writing new and renewal insurance policies in New Mexico.

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

Distribution and Marketing

Our owned retail stores. Our retail stores serve as direct sales and customer service outlets for insurance companies and other vendors. As of December 31, 2011, we employed approximately 407 licensed sales personnel who sell products and services directly to individual consumers through our 201 owned retail stores. In June 2009, we sold all of our retail stores and franchise business in Florida. In contrast to the traditional state-by-state marketing approach that is a common practice in our industry, we have established the designated market area (DMA) as the fundamental market focus in our retail operations. As of December 31, 2011, our retail stores were located in 30 DMAs in 9 states.

The following charts list the geographic locations of our owned retail stores by DMA and by state as of December 31, 2011:

DMA	Retail Stores	State	Retail Stores
Chicago	49	Illinois	55
Dallas/Fort Worth	20	Louisiana	49
New Orleans	16	Texas	44
Houston	12	Alabama	19
San Antonio	12	Indiana	13
Baton Rouge	10	South Carolina	11
Lafayette	9	Missouri	7
Birmingham	8	Kansas	2
Other	65	Wisconsin	1

Total	201	Total	201

We operate our retail stores under four names — A-Affordable, Driver’s Choice, InsureOne, and USAgencies — that are well established in their respective DMAs. We extend market awareness through, among other things, yellow pages advertisements, television and radio advertising campaigns, direct mail, billboards, digital and print advertisements that emphasize our down payments, flexible payment plans, convenient neighborhood locations and customer service, all of which are designed to generate walk-in traffic, or telephone inquiries to our retail stores. Since our retail business is highly dependent on advertising, segmenting our geographic markets into DMAs allows us to more efficiently concentrate these advertising and marketing support activities. We lease retail stores located in strip malls or other visible locations on major thoroughfares where we believe our customers drive or live. Our retail stores provide customer contact at the point of sale and most policy applications are completed in the retail stores. After completion of the initial insurance transaction, our customers often revisit these stores to make premium payments. This direct contact gives us an opportunity to establish a personal relationship with our customers, who in our experience generally prefer face-to-face interaction, and helps us provide quality and efficient service and identify opportunities to provide additional products and services.

Independent agencies. Our underwriting agencies also appoint independent retail agencies to sell our insurance company subsidiaries’ policies to individual customers. We believe that selling our insurance company subsidiaries’ policies through the independent agency distribution channel, in addition to selling through our owned retail stores, helps us to better leverage our resources to maximize sales of our insurance company subsidiaries’ policies when underwriting conditions are favorable. In 2011, we utilized approximately 3,200 independent agencies that in 2011 were responsible for 24% of our gross written premiums. Our top ten independent agents produced 19% of the total independent agent volume and 21% of gross written premium. Our ability to develop strong and mutually beneficial relationships with independent agencies is important to the success of our multiple distribution strategy. We believe that strong product positioning and high service standards are key to independent agency loyalty. We foster our independent agency relationships by providing them our agency software applications designed to strengthen and expand their sales and service capabilities for our products. These software applications provide independent agencies with the ability to service their customers’ accounts and access their own commission information. We maintain strict and high standards for call answering and abandonment rate service levels in our customer service call centers. We believe the level and array of services that we offer to independent agencies creates value in their businesses.

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

As of December 31, 2011, two unaffiliated underwriting agencies in California actively produces business for our insurance company subsidiaries. For the years ended December 31, 2011 and 2010, unaffiliated underwriting agencies produced $14.9 million and $20.6 million of gross premiums written by our insurance company subsidiaries, respectively.

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

We provide a premium finance option for many of our customers. Premium financing offers several advantages, including:

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

Competition

The non-standard personal automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete based on factors such as the convenience of retail store locations, price, coverages offered, availability of flexible down payment arrangements and billing plans, customer service, claims handling and agent commission. We compete with other insurance companies that sell non-standard personal automobile insurance policies through independent agencies as well as with insurance companies that sell such policies directly to their customers. Our retail agencies and the independent agencies that sell our insurance products compete both with these direct writers and with other independent agencies. Therefore, our competitors are not only large national insurance companies, but also smaller regional insurance companies and independent agencies that operate in a specific region or single state in which we operate. As of December 31, 2010, the top ten non-standard insurance groups accounted for 76.4% of direct premiums earned in the $24.2 billion market segment.

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

In addition to selling policies for our own insurance companies, our retail stores offer and sell non-standard personal automobile insurance policies for third-party insurance companies. As a result, our insurance companies compete with these third-party insurance companies for sales to the customers of our retail stores. If the competing insurance products offered by a third-party insurance company are priced lower or have more attractive features than the insurance policies offered by our insurance companies, customers of our retail stores may decide not to purchase insurance policies from our insurance companies and may instead purchase policies from the third-party insurance company. A loss of business by our insurance companies resulting from our retail stores selling relatively more policies of third-party insurance companies and fewer policies of our insurance companies would negatively affect our earned premiums. However, we would earn commission income from the third-party insurance companies and fees from the customers.

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

Capital requirements. Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At December 31, 2011, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. Effective January 1, 2012, the NAIC revised the Risk-Based Model Act to include a risk-based capital trend test as another manner under which the Company action level could be triggered. The test is a combination of risk-based capital ratio and combined ratio. If the risk-based capital trend test was in place during 2011, Affirmative Insurance Company (AIC) would not have met the thresholds of the test. However, we believe that AIC will pass the test in 2012.

State departments of insurance financial strength requirements. Various individual state departments of insurance in jurisdictions where our insurance company subsidiaries conduct business maintain specific requirements in connection with the financial strength of property and casualty insurance companies. Failure on the part of our insurance company subsidiaries to comply with these requirements could subject us to an examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined.

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

As of December 31, 2011, our insurance subsidiary, Affirmative Insurance Company (AIC) had six ratios outside the usual ranges.

•

One of the ratios reflects the negative operating margin reported over the previous two-year period. This ratio was negatively impacted by loss development on prior accident years ($5.1 million in 2011 and $28.0 million in 2010), as well as operating expenses in 2011 representing a higher percentage of net revenues due to the decline in revenue.

•	Two of the ratios were negatively impacted by increased use of quota-share reinsurance.

•	Two of these ratios reflect the significant reduction in policyholder surplus resulting from the current year operating loss.

•

One ratio was triggered by the level of assumed premiums from our other insurance subsidiaries. The amount of reinsurance assumed from our other insurance subsidiaries is periodically evaluated by management and the contracts amended to affect capital utilization strategies.

In addition, AIC subsidiaries had three ratios outside the usual range.

•

Some of the insurance subsidiaries had two of these ratios outside the usual range due to the low levels of surplus retained in their capital structure as well as the extraordinary dividends paid to AIC during the year.

•	The other ratio outside the usual range related to reduced investment yields on lower levels of invested assets maintained in the subsidiaries.

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

Federal Insurance Office. In 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which, in addition to imposing a number of compliance obligations on publicly traded companies, created within the United States Department of the Treasury a new Federal Insurance Office (FIO), whose purpose is (in part) to collect information about the insurance industry and monitor the industry for systemic risk. If the FIO were to recommend to the Financial Stability Oversight Council (also created by the Dodd-Frank Act) that we are systemically significant and therefore require additional regulation, or that the insurance industry as a whole should be regulated at the federal level, our businesses could be affected significantly. We are unable to predict whether any additional federal laws or regulations will be enacted and how and to what extent such laws and regulations would affect our businesses.

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

Financial reporting. We are required to file quarterly and annual financial reports with states using statutory accounting practices that are different from U.S. generally accepted accounting principles (GAAP), which reflect our insurance company subsidiaries on a going concern basis. The statutory accounting practices used by state regulators, in keeping with the intent to assure policyholder protection, are generally based on a liquidation concept. For a summary of significant differences for our insurance companies between statutory accounting practices and GAAP, see Note 2 of Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

Use of county mutual in Texas. In 2003, legislation was passed in Texas that was described as comprehensive insurance reform affecting the homeowners and automobile insurance business. With respect to non-standard personal automobile insurance, the most significant provisions provided for additional rate regulation and limitations on the use of credit scoring and territorial distinctions in underwriting and rating risks. For the year ended December 31, 2011, approximately 15.8% of our gross premiums written were issued to customers in Texas. These policies were primarily written by an unaffiliated county mutual insurance company and 100% assumed by our insurance companies. We and many of our competitors contract with Texas county mutual insurance companies primarily because these entities are allowed the flexibility of multiple-rate plans. Even though the Texas Commissioner of Insurance has been given broader rulemaking authority under the 2003 law, to date we have experienced little impact in the design and pricing flexibility of our products. The county mutual system remains flexible and continues to meet our needs.

Employees

As of December 31, 2011, we employed 1,078 employees.

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

New Affirmative LLC (New Affirmative) beneficially owns 51% of our outstanding common stock. As a result, New Affirmative exercises significant influence over matters requiring stockholder approval, including the election of directors, changes to our charter documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of New Affirmative with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. New Affirmative’s continued concentrated ownership may have the effect of delaying or preventing a change of control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Future issuances or sales of our common stock, including under our equity incentive plan or in connection with future acquisition activities, may adversely affect our common stock price.

As of the date of this filing, we had an aggregate of 56,797,779 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 3,000,000 shares of our common stock for issuance under our equity incentive plan, of which 319,194 shares are issuable upon vesting and exercise of options granted as of the date of this filing, including exercisable options of 1,748,000 as of December 31, 2011. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the percentage ownership held by our stockholders.

New Affirmative, our largest stockholder, beneficially owns 51% of our common stock. New Affirmative has certain demand and piggyback registration rights with respect to the shares of our common stock it beneficially owns. Sales of a substantial number of shares of common stock by our largest stockholder, New Affirmative, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock.

Because our common stock is subject to listing rules of The NASDAQ Global Select Market, noncompliance with those listing rules may adversely affect the market for our securities.

Our common stock is traded on The NASDAQ Global Select Market and, as such, is subject to various requirements for continued listing on that market, including but not limited to minimum bid price, market value of publicly held securities and stockholders’ equity. On January 11, 2012, we received notice that our common stock was not in compliance with the minimum bid price requirement of $1.00 per share for 30 consecutive days for continued listing on the NASDAQ Global Select Market. We have 180 calendar days (or until July 9, 2012) to regain compliance. We will be in compliance if our minimum bid price is at least $1.00 per share for 10 consecutive business days. Additionally, our stockholders’ deficit balance at December 31, 2011, will result in non-compliance with the continued listing standards for the NASDAQ Global Select Market. If we are unable to comply with listing requirements, our common stock may be delisted from The NASDAQ Global Select Market. If delisting were to occur, trading in our stock would likely move to another market, such as The NASDAQ Capital Market, or be quoted on the Over-the-Counter Bulletin Board or pink sheets, which could adversely affect the liquidity or market price of our common stock.

Since we are a “controlled company” for purposes of The NASDAQ Global Select Market’s corporate governance requirements, our stockholders will not have, and may never have, the protections that these corporate governance requirements are intended to provide.

Since we are a “controlled company” for purposes of The NASDAQ Global Select Market’s corporate governance requirements, we are not required to comply with the provisions requiring that a majority of our directors be independent, the compensation of our executives be determined by independent directors or nominees for election to our board of directors be selected by independent directors. As a result, our stockholders will not have, and may never have, the protections that these rules are intended to provide. The board of directors has determined that Paul J. Zucconi, Thomas C. Davis, Robert T. Williams, Mory Katz and Nimrod T. Frazer are independent under The NASDAQ Global Select Market’s listing standards.

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

Our business is concentrated in a limited number of states. For the year ended December 31, 2011, 50.8% of our gross premiums written related to policies issued to customers in Louisiana, 15.8% to customers in Texas, 11.2% to customers in Illinois and 10.2% to customers in Alabama. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it less attractive for us to do business in these states and could have an adverse effect on our financial results.

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

We use quota-share reinsurance primarily to increase our underwriting capacity and to reduce our exposure to losses. Quota-share reinsurance is a form of pro rata reinsurance arrangement in which the reinsurer participates in a specified percentage of the premiums and losses on every risk that comes within the scope of the reinsurance agreement in return for a portion of the corresponding premiums. The availability, cost and structure of reinsurance protection is subject to changing market conditions that are outside of our control. In order for these contracts to qualify for reinsurance accounting and thereby provide the additional underwriting capacity that we might need, the reinsurer generally must assume significant risk and have a reasonable possibility of a significant loss. Reinsurance may not be continuously available to us to the same extent and on the same terms and rates that are currently available.

Although the reinsurer is liable to us to the extent we transfer, or “cede,” risk to the reinsurer, we remain ultimately liable to the policyholder on all risks reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. The reinsurers for our quota share and excess of loss reinsurance agreements all have A- ratings from A.M. Best. Accordingly, we believe there is minimal credit risk related to these reinsurance receivables.

The Michigan Catastrophic Claims Association (MCCA) is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan. We cede losses to the MCCA associated with the run-off of our Michigan business.

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

We may incur significant losses if any of our reinsurers do not pay our claims in a timely manner.

Although our reinsurers are liable to us to the extent we transfer risk to the reinsurers, we remain ultimately liable to our policyholders on all risks reinsured. Consequently, if any of our reinsurers cannot pay their reinsurance obligations, or dispute these obligations, we remain liable to pay the claims of our policyholders. In addition, our reinsurance agreements are subject to specified contractual limits on the amounts and types of losses covered, and we do not have reinsurance coverage to the extent our losses exceed those limits or are not of the type reinsured. As of December 31, 2011, we had a $10.1 million net recoverable (net of $2.9 million payable) from VFIC. We have, with the approval of the VFIC Special Deputy Receiver and the District Court, Austin, Texas, withdrawn $8.7 million from the trust securing our reinsurance recoverables from VFIC, which represented 100% of the amount we paid in losses as of the date of the withdrawal covered by the VFIC reinsurance. We have made arrangements with the VFIC Special Deputy Receiver to submit quarterly statements for approval to withdraw additional funds from the trust based upon losses paid. VFIC currently has been assigned a financial strength rating of “F” (In Liquidation) from A.M. Best. According to A.M. Best, “F” ratings are assigned to companies that have been placed under an order of liquidation by a court of law or whose owners have voluntarily agreed to liquidate the company. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss, which would have a material adverse effect on our business, financial condition and results of operations.

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

Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At December 31, 2011, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions.

Our failure to maintain financial strength requirements as set forth by various state departments of insurance could adversely affect our business and overall liquidity.

Various individual state departments of insurance in jurisdictions where our insurance company subsidiaries conduct business maintain specific requirements in connection with the financial strength of property and casualty insurance companies. Failure on the part of our insurance company subsidiaries to comply with these requirements could subject us to an examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. As of December 31, 2011, Affirmative Insurance Company was deficient in meeting the qualifying investments requirement by $18.9 million. As a result of various actions that have occurred through March 2012, including a $10.0 million extraordinary dividend received from one of AIC’s insurance company subsidiaries, the deficit has been reduced to $2.2 million. Management has available means to cure the remaining deficiency and based on discussions with the Illinois Department of Insurance, management believes that its plan to cure the deficiency will be approved by the Illinois Department of Insurance with ample time to implement the plan and meet the qualifying investments requirement.

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

For the year ended December 31, 2011, independent agencies were responsible for 24% of the gross premiums produced by our underwriting agencies. As a result, our business depends in part on the marketing efforts of independent agencies and on our ability to offer insurance products and services that meet the requirements of these independent agencies and their customers. Independent agencies are not obligated to sell or promote our products, and since many of our competitors rely significantly on the independent agency market, we must compete with other insurance companies and underwriting agencies for independent agencies’ business. Some of our competitors offer a larger variety of products, lower prices for insurance coverage or higher commissions, and we therefore may not be able to continue to attract and retain independent agencies to sell our insurance products. A material reduction in the amount of business our independent agencies sell would negatively impact our revenues.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2011, our investment portfolio was primarily invested in fixed-income securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities. We attempt to mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. If market interest rates were to change 1.0% (for example, the difference between 5.0% and 6.0%), the fair value of our fixed-income securities would change approximately $2.2 million. The change in fair value was determined using duration modeling assuming no prepayments.

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

Our ability to comply with the provisions contained in our credit facility may be affected by changes in our business condition or results of operations, adverse regulatory developments, or other events beyond our control. Our failure to comply with the terms of these provisions could result in a default under our credit facility which, in turn, could cause all or a substantial portion of our debt to become immediately due and payable. If our debt under the credit facility was to be accelerated, we cannot assure that we would be able to repay it. In addition, a default would give our lender the right to terminate any commitment to provide us with additional funds under our credit facility.

We rely on our information technology and telecommunications systems, and the failure of these systems could disrupt our operations.

Our business is highly dependent upon the successful and uninterrupted functioning of our current information technology and telecommunications systems as well as our recently implemented integrated policy and claims system. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations, as well as to perform actuarial and other analytical functions necessary for pricing and product development. As a result, the failure of these systems could interrupt our operations and adversely affect our financial results. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner. This could result in a material adverse effect on our business.

As part of our efforts to continue improving our internal control over financial reporting, we upgraded and transformed our information technology system. We may experience difficulties in transitioning to new or upgraded systems, including loss of data and decreases in productivity until personnel become familiar with new systems. In addition, our management information systems will require modification and refinement as we grow and as our business needs change, which could prolong difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems and respond to changes in our business needs, our operating results could be harmed or we may fail to meet our reporting obligations.

We could be harmed by data loss or other security breaches

Because we rely on information technology and telecommunications systems to operate our business, and we store large amounts of data, including personal information regarding our customers, a loss of data or security breach involving those systems could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability, or otherwise harm our business. Additionally, we rely on third parties and their information technology systems to provide services associated with certain aspects of our business. Although we have implemented systems and processes designed to protect personal information regarding our customers and prevent data loss and other security breaches, such measures cannot provide absolute security.

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

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of December 31, 2011, Affirmative Insurance Company (AIC) could not pay ordinary dividends to the holding company without prior regulatory approval due to AIC’s negative unassigned surplus position.

Item 1B.	UNRESOLVED STAFF COMMENTS

Since October 2011, we have had ongoing discussions with the staff of the U.S. Securities and Exchange Commission via the comment letter process concerning our evaluation of goodwill impairment as of December 31, 2010. We cannot make a determination of what the outcome of these discussions will be at this point in time.

Item 2.	PROPERTIES

As of December 31, 2011, we leased an aggregate of approximately 437,627 square feet of office space in various locations throughout the United States. The office space includes a lease for approximately 56,875 aggregate square feet of office space in a common building in Burr Ridge, Illinois, and our Burr Ridge lease term expires in November 2016. We lease approximately 56,888 square feet of office space in Addison, Texas, and our Addison lease term expires in March 2015. We also have two leases of approximately 55,186 aggregate square feet of office space in Baton Rouge, Louisiana. One Baton Rouge lease is for approximately 51,792 square feet of office space with a term that expires in January 2020. The second Baton Rouge lease is for approximately 3,394 square feet of office space with a term that expires in July 2014. We also have offices in Chicago and Dallas, which have 4,003 and 2,619 square feet, respectively. In addition, we have 201 owned retail stores that presently lease space on an individual basis at various locations in the states in which we do business. None of these individual retail store leases are material to our operations.

In Baton Rouge, Louisiana, we own a building of approximately 177,469 square feet for investment purposes. The building is under a lease agreement with a federal agency. The lease expires on November 16, 2020. However, the federal agency may terminate the lease, in whole or in part, on or after December 17, 2015 by giving at least one hundred twenty days’ written notice.

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

On February 3, 2012, the Chapter 7 Trustee for the Estate of Inga Nikokhosyan filed suit against AIC and Platinum Claims Services, Inc. (Platinum) in the Superior Court for the State of California, County of Los Angeles. Platinum is a third-party claims administrator contracted by AIC to handle claims written through an unaffiliated program managed by Carnegie General Insurance Agency. The lawsuit alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional infliction of emotional distress, and punitive damages arising out of Platinum’s handling of a claim. We believe that these claims lack merit and intend to defend ourselves vigorously. No estimate of the range of potential loss can be made at this time.

On May 27, 2011, PropertyOne, Inc. (Property One) filed suit against USAgencies, LLC and Affirmative Insurance Holdings, Inc. in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana. PropertyOne’s petition asserts equitable claims for payment of broker commissions arising out of the December

2009 execution of a lease with a federal agency for investment property located in Baton Rouge, Louisiana, which is owned by our insurance subsidiaries. We removed the lawsuit to the U.S. District Court for the Middle District of Louisiana. On November 15, 2011, the Court entered an order granting in part and denying in part our motion to dismiss, and denying our motion for summary judgment. The parties are now proceeding to discovery. We believe that these claims lack merit and intend to defend ourselves vigorously. No estimate of the range of potential loss can be made at this time.

Affirmative Insurance Company is a party to a 100% quota-share reinsurance agreement with Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). In November 2004, Hawaiian was named in a complaint filed in the Superior Court of the State of California for the County of Los Angeles alleging various causes of action relating to the alleged bad faith denial of coverage and defense for Hawaiian’s former insured resulting in a default judgment against the insured in the amount of $35 million. In January 2006, Hawaiian obtained summary judgment on all claims in its favor. Plaintiff appealed, but in October 2006, Hawaiian obtained a stay of the appellate proceedings by virtue of the Order of Liquidation for Hawaiian entered in August 2006. The Supreme Court of California denied plaintiff’s attempt to lift the stay in July 2007, and the matter has been inactive since that time. We believe that an unfavorable outcome in this matter is remote.

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

Market Information

Our common stock is traded on the NASDAQ Global Select Market (formerly known as the NASDAQ National Market) under the symbol AFFM. The following table sets forth, for the periods indicated, the high, low and closing sales prices for our common stock as reported on the NASDAQ Global Select Market:

	First Quarter Ended March 31	Second Quarter Ended June 30	Third Quarter Ended September 30	Fourth Quarter Ended December 31
2011
High	$2.95	$2.65	$2.45	$1.71
Low	2.01	2.11	1.30	0.51
Close	2.53	2.35	1.58	0.53
Cash dividends declared per share	—	—	—	—
2010
High	$5.14	$4.75	$4.00	$3.81
Low	3.60	3.99	3.10	2.25
Close	4.70	3.99	3.70	2.67
Cash dividends declared per share	—	—	—	—

On January 11, 2012, we received written notice from the NASDAQ Stock Market that we no longer complied with the minimum bid price requirement for continued listing on the NASDAQ Global Select Market. NASDAQ Listing Rule 5450(a)(1) requires a minimum bid price of $1.00 per share. Based on the closing bid price of our common stock for the 30 consecutive business days prior to the date of the Notice, we did not meet the minimum bid price requirement.

The notice did not result in the immediate delisting of our common stock from the NASDAQ Global Select Market. Rather, in accordance with NASDAQ Listing Rule 5810 (c)(3)(A), we have 180 calendar days in which to regain compliance with the minimum bid price requirement. We will regain compliance with NASDAQ’s minimum bid price requirement if at any time before the 180 day compliance period expires on July 9, 2012, the closing bid price of our common stock is at least $1.00 per share for at least ten consecutive business days.

If we do not regain compliance by July 9, 2012, we may be eligible for an additional compliance period if it applies to transfer the listing of our common stock to the NASDAQ Capital Market and we satisfy all criteria for initial lisitng on the NASDAQ Capital Market other than the minimum bid price requirement. If we do not transfer our common stock to the NASDAQ Capital Market, NASDAQ will notify us that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a NASDAQ Hearings Panel.

Shareholders of Record

On March 23, 2012, the closing sales price of our common stock as reported by the NASDAQ Global Select Market was $0.60 per share, there were 15,408,358 shares of our common stock issued and outstanding and there were 8 known holders of record of our common stock and approximately 600 beneficial owners.

Dividends

The declaration and payment of dividends is subject to the discretion of our board of directors and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our subsidiaries, and other factors deemed relevant by our board of directors. In March 2011, we amended our senior secured credit facility. Under the terms of the amendment, dividends are permitted only if the leverage ratio is less than or equal to 1.0. As a result, no dividends were eligible to be paid in 2011, 2010 or 2009, and management believes dividends will not be eligible to be paid during 2012. Further, we may enter into new agreements or incur additional indebtedness in the future which may further prohibit or restrict the payment of dividends. There is no requirement that we must, and we cannot assure that we will, declare and pay any dividends in the future. Our board of directors may determine to retain such capital for repayment of indebtedness, general corporate or other purposes. For a discussion of our cash resources and needs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources”.

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

Performance Graph

The following graph shows the percentage change in our cumulative total stockholder return on our common stock measured by dividing (x) the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between our share price at the end and the beginning of the periods presented, by (y) the share price at the beginning of the periods presented. The graph demonstrates cumulative total returns for NASDAQ, the NASDAQ Insurance Index and the Company from December 31, 2006 through December 31, 2011.

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

As of December 31, 2011, our subsidiaries included insurance companies licensed to write insurance policies in 40 states, underwriting agencies, retail agencies with 201 owned stores and a relationship with two unaffiliated underwriting agencies. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) and distributing our own insurance policies through our owned retail stores and 5,000 independent agents or brokers in 8 states (Louisiana, Texas, Illinois, Alabama, California, Missouri, Indiana and South Carolina). In March 2011, we discontinued writing new business in the state of Michigan, and in June 2011 we discontinued writing renewals. In May 2010, we discontinued writing new and renewal policies in the state of Florida. In July 2010, we discontinued writing new and renewal insurance policies in New Mexico.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions when applying our accounting policies. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are described below. For a detailed discussion on the application of these and other accounting policies, see note 2 of Notes to Consolidated Financial Statements which appears in Item 8 of this Annual Report.

•	reserving for unpaid losses and loss adjustment expenses;

•	reinsurance recoverable on paid and incurred losses;

•	valuation of available-for-sale investments;

•	valuation of goodwill and other intangible assets;

•	deferred acquisition costs; and

•	income taxes.

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

We utilize different processes to determine our best estimate for unpaid losses and unpaid loss adjustment expenses. We establish a standard system-generated case loss reserve that varies by state, program, coverage and, in some instances for certain coverages, elapsed time since date of loss or if the claim is in litigation. The only variation to this methodology for setting case loss reserves exists in the instance where we believe our financial exposure for a particular loss event is significant and in fact may approach or be equal to our policy limits. In these instances, we will establish a case loss reserve to reflect claims’ view regarding the potential cost of this exposure to us. The system automatically adjusts the case loss reserves downward in the event a partial payment is made and a claim remains open. We will re-adjust the case loss reserves in an instance where a partial payment is made if we believe the facts of the claim justify a different reserve. This activity is generally limited to our personal injury protection coverage, where we have a significant amount of this type of activity, the settlement time is longer than for our normal business and the types of losses do not lend themselves to an average reserve methodology.

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

•

Frequency and Severity Trends — We use historical claim count development over discrete periods of time to estimate future claim count development. These projected ultimate claim counts are then divided by earned car years and expected claim frequency is selected. We utilize internal and external information to determine trends in loss severity and select ultimate severity by accident period. The resulting frequency and severity measures are then reviewed to ascertain their reasonableness in ultimate selections.

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

Beginning in mid-2009, the Company instituted a series of claims initiatives with the goal of producing an improved claims process that emphasized acceleration in claims closings, faster claim recognition and appropriate claim payments that were effectively completed in 2010. These initiatives caused a number of distortions in the loss development patterns. As it takes a number of quarters for normal reserving patterns to reflect the impact of these types of claims practice changes, additional uncertainty has been introduced into the reserve review process.

There can be no assurance that actual future loss and LAE development variability will be consistent with any potential variation indicated by our historical loss and LAE development experience. It is expected that the final outcome for the accident years will lie within the range of estimates and should be centered around the selected value if normal development comes to pass.

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

At December 31, 2011, our receivables from reinsurers included $10.1 million net recoverable (net of $2.9 million payable) from VFIC. At December 31, 2011, the VFIC Trust held $16.8 million to collateralize the $10.1 million net recoverable from VFIC. We have, with the approval of the VFIC Special Deputy Receiver and the District Court, Austin, Texas, withdrawn $8.7 million through December 31, 2011 from the trust securing our reinsurance recoverables from VFIC, which represented 100% of the amount we paid in losses as of the date of the withdrawal covered by the VFIC reinsurance. We have made arrangements with the VFIC Special Deputy Receiver to submit quarterly statements for approval to withdraw additional funds from the trust based upon losses paid.

As of December 31, 2011 and 2010, we had no reserve for uncollectible reinsurance recoverables. We assessed the collectibility of our year-end receivables and believe all amounts are collectible based on currently available information.

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

We conduct regular reviews to assess whether our investments are impaired and if any impairment is other than temporary. Factors considered by us in assessing whether an impairment is other than temporary include the credit quality of the investment, the duration of the impairment, our ability and intent to hold the investment until recovery or maturity and overall economic conditions. An other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss), a component of stockholders’ equity (deficit). All impairments on our available-for-sale investment securities were considered temporary in nature as of December 31, 2011 and 2010, respectively. Accordingly, unrealized losses are recorded in other comprehensive income on our consolidated balance sheet.

Gains and losses realized on the disposition of investment securities are determined on the specific-identification basis and credited or charged to income. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income.

Valuation of goodwill and other intangible assets. We evaluate goodwill for impairment annually as of September 30, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. We report under a single reporting segment and, as such, the goodwill analysis is measured at the consolidated company level. Consistent with prior assessments, the fair value of the Company was determined using an internally developed discounted cash flow methodology and other relevant indicators of value available in the market place such as market transactions and trading values of similar companies. Management considered its market capitalization in relation to its book value and believes that our market capitalization is not representative of the long-term value of the Company. In arriving at this conclusion, management considered the limited daily trading volume of the Company’s stock, lack of liquidity in our Company’s stock and the impact on our Company’s stock from being a controlled company.

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

Due to prior period adverse loss development on our Michigan business recorded in the fourth quarter of 2011 and recent negative premium production trends, we revised our five-year forecast and updated our discounted cash flow model to assess the recoverability of recorded goodwill at December 31, 2011. A discount rate of 14.5% was used at December 31, 2011, which we believe remained an appropriate risk-adjusted discount rate based on our overall cost of capital. Based on this updated discounted cash flow analysis, we concluded that the carrying amount of goodwill was not recoverable. In step two of the goodwill impairment analysis, we determined the fair values of the Company’s assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination. The resulting implied fair value was compared to the carrying value of goodwill with the excess carrying value resulting in an impairment. The step two analysis resulted in the recognition of a non-cash, pretax goodwill impairment charge of $140.1 million. Additionally, if the fair value of the Company decreases additional impairment of goodwill may occur. Factors that could adversely affect the fair value of the Company are premium growth rates lower than forecasted and higher loss ratios and expenses than forecasted.

Indefinite-lived intangible assets primarily consist of trade names. In measuring the fair value for these intangible assets, we utilize the relief-from-royalty method. This method assumes that trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. This analysis indicated no impairment of indefinite-lived intangible assets as of December 31, 2011.

Intangible assets with definite lives consisted of agency relationships acquired through various business combinations or asset acquisitions. Significant declines in the fourth quarter of 2011 in premiums written in the markets corresponding to the recorded agency relationship compared with prior periods and forecast, as well as customer attrition rates indicated that the carrying amounts of definite-lived intangible assets were not recoverable, resulting in a non-cash impairment charge of $1.7 million.

Deferred acquisition costs. Deferred acquisition costs represent the deferral of expenses that we incur acquiring new business or renewing existing business. Policy acquisition costs (primarily commissions, advertising, premium taxes and underwriting and agency expenses related to issuing a policy) are deferred and charged against income ratably over the terms of the related policies. Management regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. At December 31, 2011, there was no premium deficiency. At December 31, 2010, we determined a premium deficiency existed and recorded a $0.5 million reduction of deferred acquisition costs. Judgments as to the ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with unearned premiums.

Income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. In addition, we assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statement of operations. We carry a full valuation allowance as of December 31, 2011 that was initially established as of December 31, 2009.

If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such a conclusion is reached, which would materially impact our financial position and results of operations in a favorable manner.

RECENTLY ISSUED ACCOUNTING STANDARDS

ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Additionally, if the carrying amount of a reporting unit is zero or negative, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, a qualitative assessment will be performed. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, will require companies to present the components of net income and comprehensive income in either one or two consecutive financial statements. Companies will no longer be permitted to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This standard is effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. The adoption of this standard will not impact our consolidated financial position, results of operations or cash flows.

ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, provides identical guidance with concurrently issued international financial reporting standard (IFRS) 13, Fair Value Measurements. Most of the changes in the new standard are clarifications of existing guidance, but it expands the disclosures about fair value measurements, and will require the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value is required to be disclosed, which would consist of our debt. In addition, for fair value measurements categorized as Level 3 within the fair value hierarchy, the valuation processes and sensitivity of the fair value measurements to changes in unobservable inputs shall be disclosed. This standard is effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted. The adoption of this standard will not impact our consolidated financial position, results of operations or cash flows.

ASU 2010-26, Financial Services-Insurance (Topic 944), modifies the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. The Task Force reached a final Consensus that requires costs to be incremental or directly related to the successful acquisition of new or renewal contracts to be capitalized as a deferred acquisition cost. This standard is effective for interim and annual periods beginning after December 15, 2011 and may be early adopted as of the beginning of an annual reporting period using either the prospective or retrospective method. The Company will adopt this guidance on January 1, 2012 using retrospective application. Upon adoption, a cumulative effect adjustment will be recorded, based on amounts that would have been recognized if this guidance had been applied from the beginning of 2010. As a result of retrospective adoption of this standard, the Company will write off against the retained deficit previously deferred acquisition costs of $13.3 million, net of tax, as of January 1, 2010. If the Company had been under the new guidance from the beginning of 2010, selling, general and administrative expenses would have been lower by $1.6 million for 2011 and $2.0 million for 2010, on a pretax basis, and deferred acquisition costs, net of ceding commission, as of December 31, 2011 would have been lower by $9.7 million.

ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310), an amended guidance for disclosures about the credit quality of financing receivables and the allowance for credit losses. This update amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide additional information about the nature of credit risks inherent in a company’s financing receivables, how a company analyzes and assesses credit risk in determining its allowance for credit losses, and the reasons for any changes a company may make in its allowance for credit losses. This update was effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of the new guidance had no effect on the Company’s consolidated financial position, results of operations or cash flows as the requirements are disclosure only.

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), requires additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2 and activity in Level 3 on a gross basis, and clarifies certain other existing disclosure requirements including level of disaggregation and disclosures around inputs and valuation techniques. The provisions of the new standard were effective for interim or annual reporting periods beginning after December 15, 2009, except for the additional Level 3 disclosures which became effective for fiscal years beginning after December 15, 2010. This standard is disclosure-only in nature and does not change accounting requirements. Accordingly, adoption of the new standard had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

For 2011, we had a net loss of $164.2 million, which included a goodwill impairment charge of $140.1 million and losses from our Michigan business of $14.7 million. For 2010 and 2009, we had net losses of $88.9 million and $38.9 million, respectively.

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written and assumed by distribution channel (in thousands):

	Year Ended December 31,
	2011	2010	2009
Our underwriting agencies:
Retail agencies	$158,368	$184,464	$206,156
Independent agencies	55,968	148,851	136,165

Subtotal	214,336	333,315	342,321
Unaffiliated underwriting agencies	14,893	20,565	25,489

Total	$229,229	$353,880	$367,810

Total gross premiums written for 2011 decreased $124.7 million, or 35.2%, compared with 2010. This decrease was due to a number of actions taken during 2010 and into 2011 to increase prices and strengthen underwriting standards to improve profitability. Improved processes and monitoring of pricing activity have been put in place. We suspended or constrained new business production for unprofitable independent agent relationships, which included our withdrawal from the Michigan market. Total gross premiums written for 2010 decreased $13.9 million, or 3.8%, compared with 2009 primarily due to a decline in production from our retail distribution channel.

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

	Year Ended December 31,
	2011	2010	2009
Our policies	$158,368	$184,464	$206,156
Third-party carrier policies	54,467	48,375	42,330

Total	$212,835	$232,839	$248,486

Our policies produced by our retail agencies decreased $26.1 million, or 14.1%, compared with 2010 primarily due to the pricing and underwriting actions. Third-party policies for 2011 increased $6.1 million, or 12.6%, compared with 2010. The overall net reduction in premium volume produced by our retail agencies in 2010 is primarily due to the shift in policies sold to shorter periods of coverage. Gross premiums written in our retail distribution channel for 2010 decreased $21.7 million, or 10.5%, when compared with 2009. This decrease was due to more of our retail customers choosing third-party products.

In our independent agency distribution channel, gross premiums written for 2011 decreased $92.9 million, or 62.4%, compared with 2010. The decrease was primarily due to the suspension of new business production from unprofitable independent agent relationships, which included our withdrawal from the Michigan market, as well as our pricing and underwriting actions. Gross premiums written for 2010 increased $12.7 million, or 9.3%, compared with 2009. The increase was due to an initiative to target the expansion of certain independent agent relationships, which was primarily in Michigan.

Gross premiums written by our unaffiliated underwriting agencies for 2011 decreased $5.7 million, or 27.6%, compared with 2010. Gross premiums written by our unaffiliated underwriting agencies in 2010 decreased $4.9 million, or 19.3%, compared with 2009. This decline was primarily due to a decision to reduce the writings of one of the agencies.

We introduced a multivariate pricing product in May 2011 for new business in Louisiana, in June 2011 for new business in Alabama and Texas, and in September 2011 for new business in Illinois. The new product is expected to result in an improvement in profitability through better segment pricing.

The following table displays our gross premiums written and assumed by state (in thousands):

	Year Ended December 31,
	2011	2010	2009
Louisiana	$116,462	$140,642	$138,484
Texas	36,257	67,078	79,712
Illinois	25,577	41,417	41,939
Alabama	23,377	28,475	28,099
California	14,789	20,404	25,216
Indiana	6,463	10,277	9,738
South Carolina	3,442	5,571	4,499
Missouri	1,885	4,541	8,569
Michigan	895	32,314	22,682
Florida	(8)	1,337	5,825
New Mexico	(14)	1,665	2,775
Other	104	159	272

Total	$229,229	$353,880	$367,810

The following table displays our net premiums written by distribution channel (in thousands):

	Year Ended December 31,
	2011	2010	2009
Our underwriting agencies:
Retail agencies — gross premiums written	$158,368	$184,464	$206,156
Ceded reinsurance	(60,618)	(37,433)	10,286

Subtotal retail agencies net premiums written	97,750	147,031	216,442

Independent agencies — gross premiums written	55,968	148,851	136,165
Ceded reinsurance	(21,135)	(27,461)	(2,264)

Subtotal independent agencies net premiums written	34,833	121,390	133,901

Unaffiliated underwriting agencies — gross premiums written	14,893	20,565	25,489
Ceded reinsurance	(4,169)	(3,542)	(152)

Subtotal unaffiliated underwriting agencies net premiums written	10,724	17,023	25,337

Excess of loss coverages with various reinsurers	(1,496)	(2,858)	—
Catastrophe coverages with various reinsurers	(647)	(538)	(706)

Total net premiums written	$141,164	$282,048	$374,974

The following table sets forth net premiums earned by distribution channel (in thousands):

	Year Ended December 31,
	2011	2010	2009
Our underwriting agencies	$165,362	$313,129	$339,996
Unaffiliated underwriting agencies	11,187	20,138	25,420

Total net premiums earned	$176,549	$333,267	$365,416

The largest component of revenue is net premiums earned on insurance policies. Total net premiums earned for 2011 decreased $156.7 million, or 47.0%, compared with 2010. The decrease was primarily due to the decline in gross written premium and the effects of reinsurance purchased for the fourth quarter of 2010 and year ended December 31, 2011.

Since insurance premiums are earned over the service period of the policies, the revenue in the current period includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. Net premiums earned during 2011 on policies sold through our affiliated underwriting agencies (including retail and independent agencies) decreased by $147.8 million, or 47.2%, compared with 2010. Net premiums earned during 2011 on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $9.0 million, or 44.4%, compared with 2010.

Net premiums earned for 2010 decreased $32.1 million, or 8.8%, compared with 2009. This decrease was primarily due to the overall reduction in gross premium volumes and the effect of a quota-share reinsurance agreement put in place during the fourth quarter of 2010. Net premiums earned during 2010 on policies sold through our affiliated underwriting agencies (including retail and independent agencies) decreased by $26.9 million, or 7.9% compared with 2009. Net premiums earned during 2010 on insurance products sold through the unaffiliated underwriting agencies distribution channel decreased by $5.3 million, or 20.8%, compared with 2009.

Reinsurance. The following table reflects the premiums ceded and assumed under reinsurance agreements in our consolidated financial statements (in thousands):

	Year Ended December 31,
	2011	2010	2009
Direct premiums written	$193,528	$288,296	$291,137
Assumed premiums	35,701	65,584	76,673

Gross premiums written	229,229	353,880	367,810
Ceded premiums written	(88,065)	(71,832)	7,164

Net premiums written	$141,164	$282,048	$374,974

We assume reinsurance from a Texas county mutual insurance company (the county mutual) whereby we have assumed 100% of the policies issued by the county mutual for business produced by our owned general agents.

For 2008, we ceded 25% of our Louisiana and Alabama business under a quota-share reinsurance agreement. Effective January 1, 2009, we terminated this quota-share reinsurance contract for Louisiana and Alabama business on a cut-off basis and received $7.8 million of returned unearned premiums, net of $2.6 million returned ceding commissions.

Effective October 1, 2010, we entered into a quota-share reinsurance agreement with a third-party reinsurance company ceding 40% of premiums and losses on policies in-force in all states other than Michigan on October 1, 2010 and policies written through December 31, 2010 on a run-off basis. Written premiums ceded under this agreement totaled $60.8 million through December 31, 2011.

A quota-share reinsurance agreement was put in place effective January 1, 2011 ceding 28% of gross written premium in all states other than Michigan through December 31, 2011. Our quota-share ceding commission rate structure for both quota-share agreements varies based on loss experience for both agreements. Written premiums ceded under this agreement totaled $66.7 million during 2011.

In 2011, we entered into an additional quota-share agreement with a third-party reinsurance company under which we ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $22.9 million during 2011.

The amount of recoveries pertaining to reinsurance contracts that were deducted from losses and loss adjustment expenses incurred during 2011, 2010 and 2009 was approximately $40.6 million, $75.2 million and $7.1 million, respectively. The amount of loss reserves and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Losses and loss adjustment expense reserves	$78,510	$93,084	$32,447
Unearned premium reserve	36,674	34,149	1,096

Total	$115,184	$127,233	$33,543

The following table summarizes the ceded incurred losses and loss adjustment expenses (consisting of ceded paid losses and loss adjustment expenses and change in reserves for loss and loss adjustment expenses ceded) to various reinsurers (in thousands):

	Year Ended December 31,
	2011	2010	2009
Paid losses and loss adjustment expenses ceded	$55,197	$14,604	$15,295
Change in loss and loss adjustment expense reserves ceded	(14,574)	60,636	(8,219)

Incurred losses and loss adjustment expenses ceded	$40,623	$75,240	$7,076

The Michigan Catastrophic Claims Association (MCCA) is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan. For policies effective in 2011 and 2010, the retention amount was $0.5 million. For policies effective July 1, 2009 to June 30, 2010, the retention amount was $0.5 million. For policies effective July 1, 2008 to June 30, 2009, the retention amount was $0.4 million. As a writer of personal automobile policies in the state of Michigan, we ceded premiums and claims to the MCCA. Funding for MCCA comes from assessments against active automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

The table below presents the ceded premiums written and ceded loss and loss adjustment expenses to the MCCA (in thousands):

	Year Ended December 31,
	2011	2010	2009
Ceded premiums written	$528	$3,305	$2,446

Ceded loss and loss adjustment expenses	$(16,071)	$50,707	$4,253

We entered into an excess of loss reinsurance contract effective August 1, 2010 that provides coverage for individual losses in excess of $100,000 up to $1 million primarily to reduce our exposure to no-fault medical losses in Michigan. This contract terminated July 31, 2011 on a run-off basis. In addition, we entered into a reinsurance agreement effective June 1, 2011 (as we have previously done on an annual basis) to provide coverage for catastrophic events that may involve multiple insured losses.

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

The following sets forth the components of consolidated commission income and fees earned for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Policyholder fees	$24,334	$39,614	$39,139
Premium finance revenue	22,897	23,442	21,926
Commissions and fees	16,315	15,598	13,510
Agency fees	4,339	4,854	4,779
Other, net	—	—	14

Total commission income and fees	$67,885	$83,508	$79,368

Commission income and fees for 2011 decreased $15.6 million, or 18.7%, compared with 2010. Policyholder fees decreased $15.3 million, or 38.6%, due to the lower overall volume of premiums written and a change in mix of states. Premium finance revenue decreased $0.5 million, or 2.3%, due to decreases in the number of policies financed. Commissions and fees increased $0.7 million, or 4.6%, due to more of our retail customers choosing third-party products due to pricing and underwriting actions on our products and an expansion of our ancillary product sales.

Commission income and fees for 2010 increased $4.1 million, or 5.2%, compared with 2009. Premium finance revenue has increased due to the continued emphasis on providing premium financing solutions for our customers. Commissions and fees have increased due to the increase in third-party policies sold and the expansion of ancillary product offerings in all of our retail stores.

Net Investment Income and Other Income. Net investment income includes income on our portfolio of debt securities and net lease income from our investment in real property. Net investment income for 2011 increased $0.1 million, or 1.3%, compared with 2010. The increase was primarily due to a $1.3 million increase in income from our investment in real estate and from our investment in a hedge fund, which was partially offset by a 31.4% decrease in total average invested assets to $159.4 million during 2011 from $232.3 million during 2010 and a reduction in yields. The average investment yield was 2.3% (2.4% on a taxable equivalent basis) in 2011, compared with 2.3% (2.6% on a taxable equivalent basis) in 2010. The $1.3 million net increase in income from our investment in real estate is due to a new long-term lease with a federal agency for our Baton Rouge building that commenced in the fourth quarter of 2010. We entered into an investment in a hedge fund in the fourth quarter of 2010, which increased $0.3 million in fair value during 2011.

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

At December 31, 2011, our fixed-income investments were invested in the following: corporate debt securities 50.1%; FDIC-insured certificates of deposit 17.2%; states and political subdivisions securities 14.0%; U.S. Treasury and government agencies securities 9.8%; and mortgage-backed securities 8.9%. The average quality of our portfolio was A+ at December 31, 2011. We attempt to mitigate interest rate risk by managing the duration of our fixed-income portfolio to the duration of our reserves. As of December 31, 2011, the effective duration of our fixed-income investment portfolio was 1.8 years.

Our investment strategy is to conservatively manage our investment portfolio by primarily investing in readily marketable, investment-grade, fixed-income securities. We currently do not invest in common equity securities and we have no direct exposure to foreign currency risk. The Investment Committee of our Board of Directors has established investment guidelines and periodically reviews portfolio performance for compliance with our guidelines.

In 2010, we redeemed all remaining auction-rate securities, at par, of $46.4 million and realized gains of $9.0 million during 2010 offset by a corresponding reduction in fair value of the settlement recorded in other income (loss).

Net Realized Gains (Losses) and Other Income (Loss). Net realized gains (losses) for 2011 decreased $10.5 million, or 99.0%, compared with 2010. Other income (loss) for 2011 increased $6.8 million, or 104.0%, compared with 2010. Net realized gains (losses) for 2010 increased $7.8 million, or 276.1%, compared with 2009. Other income (loss) for 2010 decreased $5.7 million, or 703.7%, compared with 2009. The 2010 activity was primarily due to the settlement of the auction-rate municipal securities.

For the year ended December 31, 2011, other income included $0.2 million for a business interruption insurance settlement related to Hurricane Gustav.

For the year ended December 31, 2010, other income included $0.6 million related to a settlement received from legal proceedings.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for 2011 decreased $175.0 million, or 56.0%, compared with 2010. Losses and loss adjustment expenses for 2010 increased $24.5 million, or 8.5%, compared with 2009.

The following table displays loss ratios:

	Year Ended December 31,
	2011	2010	2009
Loss ratio — current year	75.1%	85.4%	74.9%
Adverse loss ratio development — prior year business	2.9	8.4	4.0

Reported loss ratio	78.0%	93.8%	78.9%

In 2011, the percentage of calendar year losses and loss adjustment expense to net premiums earned (the loss ratio) was 78.0% compared with 93.8% in 2010. The accident year loss ratio for 2011 decreased 13.7 points compared with the current 2010 accident year loss ratio of 88.8%. The decline in the loss ratio for 2011 compared with the 2010 accident year was due to the pricing and underwriting actions that were taken as well as additional process changes implemented in the handling of claims to mitigate the significant increases in severity that occurred due to the claims initiatives. Also, there was $10.1 million of unfavorable prior period development primarily related to our Michigan business and $5.0 million of favorable prior period development in 2011 due to Vesta-related reserves, compared with 2010’s adverse loss development of $28.0 million primarily related to our 2009 Texas and Michigan business. The accident year decline was even more significant when the impact of the quota-share treaties that were entered into for the fourth quarter of 2010 and for all of 2011 are taken into account. As such, the quota-share treaties’ impact on the calendar year loss ratio was to increase it by 3.1 points for 2011 and 1.7 points for 2010. We ceased writing new business in Michigan in March 2011 and renewal business in June 2011.

In 2010, the increase in the accident year loss ratio was due to increased losses on the Texas and Michigan businesses as well as significantly increased severity, which was primarily due to the claims transformation project that began in the third quarter of 2009. Significant pricing and underwriting actions were taken to address Texas and Michigan profitability in 2010 and 2011. Also, additional controls were instituted in the handling of claims to mitigate the significant increases in severity that occurred.

In 2009, adverse development on reserve estimates for prior accident years was $14.8 million. This was primarily due to the Florida business, due to a decision to promote our full coverage product, which had inadequate pricing and product management. The Company ceased writing business in Florida in May 2010.

Our losses and loss adjustment expenses are a blend of the specific estimated and actual costs of providing the coverage contracted by the purchasers of our insurance policies. We maintain reserves to cover our estimated ultimate liability for losses and related loss adjustment expenses for both reported and unreported claims on the insurance policies issued by our insurance companies. The establishment of appropriate reserves is an inherently uncertain process, involving actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of claims based on historical claims information, estimates of future trends in claims severity and other variable factors such as inflation. The change in claims practices that began in the third quarter of 2009 and throughout 2010 added additional uncertainty to the reserving process. Due to the inherent uncertainty of estimating reserves, reserve estimates can be expected to vary from period to period. To the extent that our reserves prove to be inadequate in the future, we would be required to increase our reserves for losses and loss adjustment expenses and incur a charge to earnings in the period during which such reserves are increased. The historic development of our reserves for losses and loss adjustment expenses is not necessarily indicative of future trends in the development of these amounts.

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

The following table provides a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses (in thousands):

	Year Ended December 31,
	2011	2010	2009
Gross balance at beginning of year	$252,084	$193,647	$204,637
Less: Reinsurance recoverable	93,084	32,447	40,667
Less: Deposits	213	245	516

Net balance at beginning of year	158,787	160,955	163,454
Incurred related to:
Current year	132,557	284,623	273,395
Prior year	5,100	28,046	14,809
Paid related to:
Current year	87,117	183,364	172,389
Prior year	104,001	131,473	118,314

Net balance at the end of year	105,326	158,787	160,955
Reinsurance recoverable	78,510	93,084	32,447
Deposits	—	213	245

Gross balance at the end of year	$183,836	$252,084	$193,647

Our losses, loss adjustment expense reserves and deposit liabilities of $183.8 million on a gross basis and $105.3 million on a net basis are our best estimates as of December 31, 2011. The analysis provided by our internal valuation methods indicated that the expected range for the ultimate liability for our losses and loss adjustment expense reserves, as of December 31, 2011, was between $170.7 million and $222.8 million on a gross basis and between $101.8 million and $132.9 million on a net basis.

The following table presents the development of reserves for unpaid losses and loss adjustment expenses from 2001 through 2011 for our insurance company subsidiaries, net of reinsurance recoveries or recoverables. The first line of the table presents the reserves at December 31 for each indicated year. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to us. The upper portion of the table presents the cumulative amounts subsequently paid as of successive years with respect to those claims. The lower portion of the table presents an update of the estimated amount of the previously recorded reserves based upon the experience as of the end of each succeeding year. The estimates are revised as more information becomes known about the payments, frequency and severity of claims for individual years. A redundancy (deficiency) exists when the reestimated reserves at each December 31 is less (greater) than the prior reserve estimate. The cumulative redundancy (deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Our historical net liabilities for losses and loss adjustment expenses are impacted by our 100% quota-share reinsurance contract with VFIC. For the years 2001, 2002 and 2003 we reinsured 100% of business written or assumed by our insurance companies to VFIC. The following table summarizes the development of reserves for unpaid losses and loss adjustment expenses (in thousands):

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Net liability for unpaid losses and LAE:
Originally estimated	$—	$—	$—	55,500	$116,109	$138,421	$180,745	$163,454	$160,955	$158,787	$105,326
Reserve adjustment from acquisition of USAgencies	—	—	—	—	—	27,810	—	—	—	—	—

Adjusted reserves, net of reinsurance	—	—	—	55,500	116,109	166,231	180,745	163,454	160,955	158,787	105,326
Cumulative paid as of December 31,
One year later	—	—	—	17,396	62,715	99,235	126,991	118,314	131,474	104,002
Two years later	—	—	—	31,194	83,974	131,873	160,754	155,317	157,213
Three years later	—	—	—	39,686	94,879	145,652	176,911	164,463
Four years later	—	—	—	43,106	100,444	153,103	181,381
Five years later	—	—	—	45,409	104,699	155,618
Six years later	—	—	—	46,458	105,674
Seven years later	—	—	—	46,952
Eight years later	—	—	—
Nine years later	—	—
Ten years later	—

Liability re-estimated as of December 31,
One year later	—	—	—	46,948	110,875	161,208	184,470	178,262	189,001	163,887
Two years later	—	—	—	47,417	109,193	161,734	195,550	187,370	182,790
Three years later	—	—	—	48,404	110,015	168,066	198,643	179,900
Four years later	—	—	—	48,452	116,171	169,075	190,450
Five years later	—	—	—	51,279	117,353	162,578
Six years later	—	—	—	51,634	113,860
Seven years later	—	—	—	49,930
Eight years later	—	—	—
Nine years later	—	—
Ten years later	—

Net cumulative redundancy/ (deficiency)	$—	$—	$—	$5,570	$2,249	$3,653	$(9,705)	$(16,446)	$(21,835)	$(5,100)	N/A

The following table is a reconciliation of our net liability to our gross liability for losses and loss adjustment expenses (in thousands):

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
As originally estimated:
Net liability shown above	$—	$—	$—	$55,500	$116,109	$138,421	$180,745	$163,454	$160,955	$158,787	$105,326
Add reinsurance recoverable	43,345	64,677	58,507	43,363	19,169	21,590	46,854	40,667	32,447	93,084	78,510

Gross liability	43,345	64,677	58,507	98,863	135,278	160,011	227,599	204,121	193,402	251,871	183,836
Adjusted for acquisition of USAgencies	—	—	—	—	—	71,522	—	—	—	—	—

Adjusted gross liability	43,345	64,677	58,507	98,863	135,278	231,533	227,599	204,121	193,402	251,871	183,836

As re-estimated as of December 31, 2011
Net liability shown above	—	—	—	49,930	113,860	162,578	190,450	179,900	182,790	163,887
Add reinsurance recoverable	46,705	67,439	50,551	40,177	14,670	66,350	46,805	49,257	50,351	74,590
Gross liability	46,705	67,439	50,551	90,107	128,530	228,928	237,255	229,157	233,141	238,477

Net cumulative redundancy/ (deficiency)	$(3,360)	$(2,762)	$7,956	$8,756	$6,748	$2,605	$(9,656)	$(25,036)	$(39,739)	$13,394

The gross cumulative redundancy in 2010 was primarily due to a reduction of Michigan case reserves for 2010 due to revised estimates of losses. The gross cumulative deficiency in 2009 increased as a result of revised case reserves on our Michigan business due to increased estimates of ultimate losses.

As a result of the 100% quota-share reinsurance contract with VFIC, all losses and loss adjustment expense reserves of our insurance companies as of December 31, 2003 were reinsured by VFIC.

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and the retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs, including compensation and benefits. Selling, general and administrative expenses for 2011 decreased $54.6 million, or 32.7%, compared with 2010, primarily due to a decrease in premium production and recognition of ceding commission income from the quota-share reinsurance agreements. The primary drivers of the decrease were a drop in independent agent expense with lower premium volume and ceding commission income in 2011 from the quota-share reinsurance agreements. There was no ceding commission income in the first nine months of 2010. Also, the decrease is related to a $9.0 million decrease in employee compensation and benefits primarily due to management actions to reduce expenses, a $5.2 million decrease due to lease termination and related charges incurred in 2010, a $3.1 million decrease due to lower IT consulting, a $1.9 million decrease in temporary labor costs and a $1.5 million decrease in severance costs.

Selling, general and administrative expenses for 2010 increased $4.2 million, or 2.6%, compared with 2009 primarily related to a $5.6 million increase in employee compensation and benefits, including $2.6 million increase in base employee costs, $1.3 million in severance, and $1.1 million increase in temporary and contract labor costs, a $6.2 million increase in amortization of policy acquisition costs due to increased commissions resulting from independent agent sales volumes, which were partially offset by ceding commissions on the quota-share reinsurance agreement of $9.7 million.

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

Amortization of deferred policy acquisition costs is a major component of SG&A expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on SG&A expenses and the change in deferred acquisition costs (in thousands):

	Year Ended December 31,
	2011	2010	2009
Amortization of deferred acquisition costs	$36,833	$76,483	$76,317
Other selling, general and administrative expenses	75,494	90,433	86,371

Total selling, general and administrative expenses	$112,327	$166,916	$162,688

Total as a percentage of net premiums earned	63.6%	50.1%	44.5%

Beginning deferred acquisition costs	$11,742	$24,230	$21,993
Additions, net of ceding commission	28,297	63,995	78,554
Amortization	(36,833)	(76,483)	(76,317)

Ending deferred acquisition costs	$3,206	$11,742	$24,230

Amortization of deferred acquisition costs as a percentage of net premiums earned	20.9%	22.9%	20.9%

Additions to deferred acquisition costs in 2011 decreased by $35.7 million and additions to the related amortization decreased by $39.7 million compared with 2010. The decrease in additions is primarily due to a decline in gross written premium and an increase in ceded deferred policy acquisition expenses. The decrease in amortization is due to a decline in net written premium and lower policy acquisition expenses.

Additions to deferred acquisition costs in 2010 decreased by $14.6 million and additions to the related amortization increased by $0.2 million compared with 2009. This decrease reflects the ceding commissions from the quota-share reinsurance agreement received of $17.3 million, which was partially offset by increased independent agent commissions for the year.

ASU 2010-26, Financial Services-Insurance (Topic 944), modifies the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. We will adopt this guidance on January 1, 2012 using retrospective application. Upon adoption, a cumulative effect adjustment will be recorded, based on amounts that would have been recognized if this guidance had been applied from the beginning of fiscal year 2010. As a result of retrospective adoption of this standard, the Company will write off against the retained deficit previously deferred acquisition costs of $13.3 million, net of tax, as of January 1, 2010. If the Company had been under the new guidance from the beginning of 2010, selling, general and administrative expenses would have been lower by $1.6 million for 2011 and $2.0 million for 2010, on a pretax basis, and deferred acquisition costs, net of ceding commission, as of December 31, 2011 would have been lower by $9.7 million.

Net expenses, defined as the sum of selling, general and administrative expenses and depreciation and amortization less commission income and fees, as a percentage of net premiums earned (the net expense ratio) increased to 30.7% in 2011 compared with 27.9% in 2010. The increase was primarily due to a 47.0% decrease in net premiums earned and a 32.7% decrease in SG&A expenses, which were partially offset by an 18.7%

decrease in commission income and fees. Net expenses as a percentage of net premiums earned increased to 27.9% in 2010 compared with 25.4% in 2009. The increase was primarily due to an 8.8% decrease in net premiums earned and a 2.6% increase in SG&A expenses, which were partially offset by a 5.2% increase in commission income and fees. The following table sets forth the components of the net expenses and the computation of the net expense ratios (in thousands):

	Year Ended December 31,
	2011	2010	2009
Selling, general and administrative expenses	$112,327	$166,916	$162,688
Depreciation and amortization	9,674	9,622	9,475
Less: Commission income and fees	(67,885)	(83,508)	(79,368)

Net expenses	$54,116	$93,030	$92,795

Net premiums earned	$176,549	$333,267	$365,416

Net expense ratio	30.7%	27.9%	25.4%

Depreciation and Amortization. Depreciation and amortization expenses for 2011 were comparable to 2010.

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

Loss on Interest Rate Swaps. Loss on interest rate swaps for 2011 decreased $0.9 million compared with 2010. The loss relates to the impact on the determination of fair value associated with the decline in short-term interest rates implied in the forward yield curve. One swap instrument expired in February 2011 and the remaining swap instrument expired in April 2011.

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

Interest Expense. Interest expense for 2011 decreased $1.2 million, or 5.3%, compared with 2010. This decrease was due to a decrease in the amortization of debt discount, a decrease in the average debt outstanding and lower interest rates on the notes payable, which were partially offset by increases in the interest rate on the senior secured credit facility and interest expense on the lease obligation entered into in May 2010. The average principal balance of our senior secured credit facility was $105.2 million during 2011, a decrease of $13.8 million, or 11.6%, from the average principal balance during 2010. In 2011, we repaid $9.8 million of the senior secured facility. Amortization of debt discount was $4.5 million in 2011 as compared with $6.1 million in 2010.

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

Goodwill and Other Intangible Asset Impairment Charges. Due to prior period adverse loss development on our Michigan business recorded in the fourth quarter of 2011 and recent negative premium production trends, we revised our five-year forecast and updated our discounted cash flow model to assess the recoverability of recorded goodwill at December 31, 2011. A discount rate of 14.5% was used at December 31, 2011, which we believe remained an appropriate risk-adjusted discount rate based on our overall cost of capital. Based on this updated analysis, we concluded that the carrying amount of goodwill was not recoverable. In step two of the goodwill impairment analysis, we determined the fair values of the Company’s assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination. The resulting implied fair value was compared to the carrying value of goodwill with the excess carrying value resulting in an impairment. The step two analysis resulted in the recognition of a non-cash, pretax goodwill impairment charge of $140.1 million.

Significant declines in the fourth quarter of 2011 in premiums written in the markets corresponding to the recorded agency relationship compared with prior periods and forecast, as well as customer attrition rates indicated that the carrying amounts of definite-lived intangible assets were not recoverable, resulting in a non-cash impairment charge of $1.7 million.

Income Taxes. Income tax benefit for 2011 was $9.0 million as compared to expense of $1.7 million for 2010. The income tax benefit was related to the reduction of deferred tax liabilities from the goodwill and other intangible asset impairment charges.

Income tax expense for 2010 was $1.7 million as compared to $22.4 million for 2009. The decrease in income tax expense in 2010 was primarily due to an increase in the deferred tax liability related to goodwill and state tax expense, and the change in valuation allowance.

Our net deferred tax assets prior to recognition of valuation allowance were $82.6 million and $53.4 million at December 31, 2011 and December 31, 2010, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $85.5 million and $65.6 million at December 31, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of December 31, 2011, we had $0.1 million of cash and cash equivalents at the holding company level and $5.4 million of cash and cash equivalents at our non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of December 31, 2011, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, as mentioned previously, our non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2011, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions.

The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. As of December 31, 2011, Affirmative Insurance Company was deficient in meeting the qualifying investments requirement by $18.9 million. As a result of various actions that have occurred through March 2012, including a $10.0 million extraordinary dividend received from one of AIC’s insurance company subsidiaries, the deficit has been reduced to $2.2 million. Management has available means to cure the remaining deficiency and based on discussions with the Illinois Department of Insurance, management believes that its plan to cure the deficiency will be approved by the Illinois Department of Insurance with ample time to implement the plan and meet the qualifying investments requirement.

On February 28, 2012, the Company exercised its right to defer interest payments on selected Notes Payable beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to the Company’s unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of December 31, 2011. The Company will continue to accrue interest on the principal during the extension period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the extension period.

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

To supplement our consolidated financial statements presented in accordance with U.S. GAAP, we have prepared a net cash loss for our ongoing operations for the year ended December 31, 2011, which is a non-GAAP measure. This non-GAAP measure is provided to enhance the understanding of our current financial performance and prospects for the future. This measure should be considered in addition to results prepared in conformity with GAAP and should not be considered substitute for, or superior to, GAAP results.

A reconciliation of the net loss as contained in our consolidated statement of loss to net cash loss from ongoing operations is as follows (in millions):

Net loss for the year ended December 31, 2011	$(164.2)
Michigan business results for 2011	14.7
Non-cash charge for goodwill and other intangible assets impairment	141.8
Depreciation and amortization	9.7
Amortization of debt discount	4.5
Amortization of debt modification costs	0.4
Stock-based compensation expense	0.4
Non-cash portion of income taxes	(9.3)

Net cash loss for our ongoing operations for the year ended December 31, 2011	$(2.0)

We believe that existing cash and investment balances, as well as cash flows generated from operations, and other actions taken by the Company will be adequate to meet our liquidity needs, planned capital expenditures and the debt service requirements of the senior secured credit facility and notes payable, during the 12-month period following the date of this report at both the holding company and insurance company levels. For the year ended December 31, 2011, our net cash used in operations was $78.7 million. We believe that this amount will be significantly reduced for the year ending December 31, 2012 due to our exit from the Michigan business, premium production stabilizing and quota-share reinsurance already being in place in 2011. These items had a substantial impact on the net cash used in operations during 2011. We do not currently know of any events that could cause a material increase or decrease in our long-term liquidity needs other than the 2014 expiration of our senior secured credit facility.

Senior secured credit facility. In 2007, we entered into a $220.0 million senior secured credit facility (the facility) provided by a syndicate of lenders, that provide for a $200.0 million senior term loan facility and a revolving facility of up to $20.0 million, depending on our borrowing capacity. The principal amount of the term loan is payable in quarterly installments, with the remaining balance due January 31, 2014. Beginning in 2008, we were also required to make additional annual principal payments that are calculated based upon our financial performance during the preceding fiscal year. In addition, certain events, such as the sale of material assets or the issuance of significant new equity, necessitate additional required principal repayments. During 2011, we made $9.8 million in principal payments. The revolving portion of the facility expired in January 2010.

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

•	The permitted dividend leverage ratio was changed from 1.5 to 1.0.

•	Indebtedness under the baskets for qualified additional subordinated debt and Affirmative Premium Finance Company was eliminated. We did not have any such debt.

•	A provision was added allowing for the acquisition of $30 million of subordinated debt if the proceeds are used as a capital contribution to the regulated insurance entities.

•	The assets and stock of Affirmative Premium Finance Company were pledged and this entity became a guarantor of the debt.

•	The quarterly requirements for the leverage ratio covenant calculation were changed for the first three quarters of 2011.

•	The quarterly requirements for the interest coverage ratio covenant calculation were changed for the first two quarters of 2011.

•	The quarterly requirements for the loss ratio covenant calculation were changed from December 31, 2010 through March 31, 2012.

•	The annual requirements for the risk-based capital covenant calculation were changed for December 31, 2010 and December 31, 2011.

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

•	Common stock dividends are permitted only if the leverage ratio is less than or equal to 1.5.

•	The revolving facility was reduced from $20 million to $10 million. This facility terminated as of January 2010.

In addition, we paid 0.50% to all lenders that approved the amendment.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2011 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases(1)	$9,338	$8,111	$6,532	$4,001	$3,029	$2,833	$33,844
Capital lease obligation(2)	5,397	5,833	6,300	2,771	—	—	20,301
Notes payable(3)	—	—	—	—	—	76,857	76,857
Senior secured credit facility(4)	1,038	1,038	97,536	—	—	—	99,612
Interest on capital lease obligation	1,340	903	436	35	—	—	2,714
Interest on notes payable(3)	3,242	3,333	3,437	3,546	3,659	57,962	75,179
Interest on senior secured credit facility(4)	10,592	9,997	828	—	—	—	21,417
Data processing services(5)	6,400	6,400	6,300	6,000	4,500	—	29,600
Reserves for loss and loss adjustment expense(6)	111,140	31,805	14,102	7,764	4,822	14,203	183,836

Total	$148,487	$67,420	$135,471	$24,117	$16,010	$151,855	$543,360

(1)

As of December 31, 2011, we leased an aggregate of approximately 437,627 square feet of office space for our agencies, insurance companies and retail stores in various locations throughout the United States. These amounts represent our minimum future operating lease commitments.

(2)

In May 2010, we entered into a capital lease obligation related to certain computer software, software licenses, and hardware currently used by and on the books of Affirmative Insurance Company and received cash from the financing in the amount of $28.2 million.

(3)

All of the outstanding notes payable at December 31, 2011 are redeemable in whole or in part after five years from issuance. For this disclosure, it is assumed that none of these notes will be redeemed before their contractual maturities and interest rates on these notes will remain at their current levels. The difference between future cash payments and the carrying value of the notes represents fair value adjustment at the date of acquisition of USAgencies that is being amortized into interest expense over the notes outstanding period.

(4)

The principal amount of the senior secured credit facility is payable in quarterly installments with the remaining balance due on the seventh anniversary of the closing of the facility. We are also required to make additional annual principal payments that are to be calculated based upon our financial performance during the preceding fiscal year. In addition, certain events, such as the sale of material assets or the issuance of significant new equity, necessitate additional required principal repayments.

(5)

We outsource substantially all of our IT operations, including our data center, field support and application management. The remaining term of the agreement is five years, although it may be terminated for convenience by us at any time upon six month’s notice after the first two years, subject to the payment of certain stranded costs and other termination fees. These amounts represent our minimum future IT outsourcing commitments.

(6)

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

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of less than three years. The fair value of our fixed-income securities as of December 31, 2011 was $122.9 million. The effective average duration of the portfolio as of December 31, 2011 was 1.8 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 1.8%, or $2.2 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 1.8%, or $2.2 million, increase in the market value of our fixed-income investment portfolio.

Our senior secured credit facility is also subject to interest rate risk. In March 2011, we entered into an amendment that changed the pricing to be tiered based on the leverage ratio and includes a LIBOR floor of 3.0%. The interest rate is floating based on LIBOR plus increments tied to our leverage ratio. Effective April 1, 2011, the pricing under the agreement changed to if the leverage ratio is greater than 2.3, the pricing is LIBOR plus 9.00%. If the leverage ratio is greater than 2.0 and less than or equal to 2.3, the pricing is LIBOR plus 7.50%. If the leverage ratio is greater than 1.8 and less than or equal to 2.0, the pricing is LIBOR plus 6.25%. The pricing for leverage ratios less than or equal to 1.8 was unchanged. The interest rate at December 31, 2011 was 10.5%.

Our notes payable are also subject to interest rate risk. The $30.9 million notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of December 31, 2011 was 4.15%. The $25.8 million notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of December 31, 2011 was 4.10%. The $20.2 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.95%. The interest rate as of December 31, 2011 was 4.50%.

Credit risk. An additional exposure to our investment portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At December 31, 2011, and December 31, 2010, respectively, our investments were in the following:

	December 31, 2011	December 31, 2010
Corporate debt securities	50.1%	59.2%
FDIC-insured certificates of deposit	17.2	12.8
States and political subdivisions	14.0	10.7
U.S. Treasury and government agencies	9.8	12.2
Mortgage-backed securities	8.9	5.1

Total	100.0%	100.0%

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	December 31, 2011	December 31, 2010
Total invested assets	$122,922	$210,263
Tax-equivalent book yield	2.44%	2.61%
Average duration in years	1.82	2.07
Average S&P rating	A+	A+

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

Our hedge fund investment of $2.9 million at December 31, 2011 is also subject to credit and counterparty risk, in the event that issuers of any of the underlying commercial and residential mortgage-backed securities should default. However, this investment is not material to our overall investment portfolio or consolidated assets and we have established investment policy guidelines to limit the amount of investments other than high quality fixed income securities.

The table below presents the total amount of receivables due from reinsurance as of December 31, 2011 and 2010, respectively (in thousands):

	2011	2010
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and January 2011	$46,103	$53,743
MCCA	44,049	65,727
Quota-share reinsurer for agreement effective September 1, 2011	22,102	—
Vesta Insurance Group	10,068	13,161
Excess of loss reinsurers	5,458	2,858
Other	3,667	4,722

Total reinsurance receivable	$131,447	$140,211

The quota-share reinsurer for the agreements effective in the fourth quarter of 2010 and in 2011 and excess of loss reinsurers all have A ratings from A.M. Best. Accordingly, we believe there is minimal risk related to these reinsurance receivables.

The Michigan Catastrophic Claims Association (MCCA) is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan. For policies effective in 2011 the retention amount was $0.5 million. As a writer of personal automobile policies in the state of Michigan, we cede premiums and claims to the MCCA. Funding for MCCA comes from assessments against active automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

In 2010, we entered into a quota-share reinsurance agreement with a third-party reinsurance company ceding 40% of premiums and losses on policies in-force in certain states on October 1, 2010 and policies written through December 31, 2010 on a run-off basis. We receive provisional ceding commission which may be adjusted based on the fully-developed loss ratio of the reinsured policies. Written premiums ceded under this agreement totaled $60.8 million through December 31, 2011.

A separate quota-share reinsurance agreement was put in place effective January 1, 2011. Under the terms of the 2011 agreement, we cede 28% of gross written premium in all states other than Michigan through December 31, 2011. Written premiums ceded under this agreement totaled $66.7 million during 2011.

In 2011, we entered into an additional quota-share agreement with a third-party reinsurance company under which we ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $22.9 million during 2011.

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiaries Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement in September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At December 31, 2011, the VFIC Trust held $16.8 million (after cumulative withdrawals of $8.7 million through December 31, 2011), consisting of a $14.6 million U.S. Treasury money market account and $2.2 million of corporate bonds rated BBB+ or higher, to collateralize the $10.1 million net recoverable (net of $2.9 million payable) from VFIC.

At December 31, 2011, $2.6 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $20.7 million in securities (the AIC Trust). The Special Deputy Receiver (SDR) in Texas drew down the AIC Trust $0.4 million through December 2011, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through December 2011.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of December 31, 2011, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Affirmative Insurance Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Affirmative Insurance Holdings, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), stockholders’ equity (deficit), comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Affirmative Insurance Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Affirmative Insurance Holdings, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas

March 30, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Affirmative Insurance Holdings, Inc.:

We have audited Affirmative Insurance Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying section of Item 9A. titled Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Affirmative Insurance Holdings, Inc and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), stockholders’ equity (deficit), comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 30, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas

March 30, 2012

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
Assets
Available-for-sale securities, at fair value	$122,922	$210,263
Other invested assets	2,898	2,564
Cash and cash equivalents	28,559	46,364
Fiduciary and restricted cash	2,478	3,866
Accrued investment income	1,058	1,829
Premiums and fees receivable, net	22,579	43,313
Premium finance receivable, net	38,082	43,143
Commissions receivable	1,786	1,652
Receivable from reinsurers	131,447	140,211
Deferred acquisition costs, net of ceding commission	3,206	11,742
Income taxes receivable	739	1,803
Investment in real property, net	11,776	11,896
Property and equipment (net of accumulated depreciation of $51,204 for 2011 and $41,678 for 2010)	32,130	39,197
Goodwill	23,448	163,570
Other intangible assets (net of accumulated amortization of $7,665 for 2011 and $7,495 for 2010)	14,609	16,468
Prepaid expenses	5,147	5,295
Other assets (net of allowance for doubtful accounts of $7,213 for 2011 and 2010)	1,944	2,545

Total assets	$444,808	$745,721

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Reserves for losses and loss adjustment expenses	$183,836	$252,084
Unearned premium	58,242	92,202
Amounts due to reinsurers	38,224	38,172
Deferred revenue	4,816	7,894
Capital lease obligation	20,301	25,302
Senior secured credit facility	91,683	95,974
Notes payable	76,857	76,873
Deferred tax liability	2,928	12,095
Other liabilities (includes interest rate swaps of $1,453 for 2010)	39,228	52,117

Total liabilities	516,115	652,713

Stockholders’ equity (deficit):
Common stock, $0.01 par value; 75,000,000 shares authorized, 18,202,221 shares issued and 15,408,358 shares outstanding at December 31, 2011; 17,768,721 shares issued and 15,408,358 shares outstanding at December 31, 2010	182	178
Additional paid-in capital	166,342	165,776
Treasury stock, at cost (2,793,863 shares at December 31, 2011 and 2,360,363 shares at December 31, 2010)	(32,910)	(32,906)
Accumulated other comprehensive income (loss)	(227)	445
Retained deficit	(204,694)	(40,485)

Total stockholders’ equity (deficit)	(71,307)	93,008

Total liabilities and stockholders’ equity (deficit)	$444,808	$745,721

See accompanying Notes to Consolidated Financial Statements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Net premiums earned	$176,549	$333,267	$365,416
Commission income and fees	67,885	83,508	79,368
Net investment income	4,992	4,926	9,441
Net realized gains	107	10,632	2,827
Other income (loss)	265	(6,566)	(817)

Total revenues	249,798	425,767	456,235

Expenses
Net losses and loss adjustment expenses	137,657	312,669	288,204
Selling, general and administrative expenses	112,327	166,916	162,688
Depreciation and amortization	9,674	9,622	9,475

Total expenses	259,658	489,207	460,367

Operating loss	(9,860)	(63,440)	(4,132)
Gain on extinguishment of debt	—	—	19,434
Loss on interest rate swaps	(2)	(961)	(6,412)
Interest expense	21,575	22,782	23,542
Goodwill and other intangible assets impairment	141,812	—	—

Loss from continuing operations before income tax (benefit) expense	(173,249)	(87,183)	(14,652)
Income tax expense (benefit)	(9,040)	1,748	22,394

Loss from continuing operations	(164,209)	(88,931)	(37,046)
Loss from discontinued operations (including loss on disposal of $961 in 2009)	—	—	(1,835)

Net loss	$(164,209)	$(88,931)	$(38,881)

Basic loss per common share:
Continuing operations	$(10.66)	$(5.77)	$(2.40)
Discontinued operations	—	—	(0.12)

Net loss	$(10.66)	$(5.77)	$(2.52)

Diluted loss per common share:
Continuing operations	$(10.66)	$(5.77)	$(2.40)
Discontinued operations	—	—	(0.12)

Net loss	$(10.66)	$(5.77)	$(2.52)

Weighted average common shares outstanding:
Basic	15,408	15,414	15,415

Diluted	15,408	15,414	15,415

See accompanying Notes to Consolidated Financial Statements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	2011		2010		2009
	Shares	Amounts	Shares	Amounts	Shares	Amounts
Common stock
Balance at January 1	17,768,721	178	17,768,721	178	17,768,721	178
Issuance of restricted stock awards	433,500	4	—	—	—	—

Balance at December 31	18,202,221	182	17,768,721	178	17,768,721	178

Additional paid-in capital
Balance at January 1		165,776		164,752		163,707
Stock-based compensation		566		1,024		1,045

Balance at December 31		166,342		165,776		164,752

Retained earnings (deficit)
Balance at January 1		(40,485)		48,446		87,327
Net loss		(164,209)		(88,931)		(38,881)

Balance at December 31		(204,694)		(40,485)		48,446

Treasury stock
Balance at January 1	2,360,363	(32,906)	2,353,363	(32,880)	2,353,363	(32,880)
Acquisition of treasury stock	433,500	(4)	7,000	(26)	—	—

Balance at December 31	2,793,863	(32,910)	2,360,363	(32,906)	2,353,363	(32,880)

Accumulated other comprehensive income (loss)
Balance at January 1		445		2,859		(1,849)
Unrealized gain (loss) on available-for-sale investment securities		(672)		(2,414)		850
Loss on cash flow hedges transferred to earnings, net of taxes of $2,077		—		—		3,858

Balance at December 31		(227)		445		2,859

Total stockholders’ equity (deficit)		$(71,307)		$93,008		$183,355

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Net loss	$(164,209)	$(88,931)	$(38,881)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities arising during period	(593)	(794)	1,083
Reclassification adjustment for realized gains included in net loss	(79)	(1,620)	(233)
Unrealized gain on cash flow hedges, net of taxes of $2,077	—	—	3,858

Other comprehensive income (loss), net	(672)	(2,414)	4,708

Total comprehensive loss	$(164,881)	$(91,345)	$(34,173)

See accompanying Notes to Consolidated Financial Statements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(164,209)	$(88,931)	$(38,881)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,674	9,622	9,508
Stock-based compensation expense	446	1,150	1,130
Amortization of debt modification costs	409	448	702
Amortization of debt discount	4,468	6,118	5,651
Net realized gains from sales of available-for-sale securities	(79)	(1,620)	(358)
Realized gain on trading securities	—	(9,024)	(2,116)
Fair value loss on settlement rights for auction-rate securities	—	8,830	817
Fair value gain on investment in hedge fund	(334)	(64)	—
(Gain)/loss on disposal of assets (including sale of business)	(28)	12	608
Amortization of premiums on investments, net	2,818	3,507	3,431
Provision for doubtful premiums receivable	734	484	645
Gain on extinguishment of debt	—	—	(19,434)
Loss on interest rate swaps	2	961	6,412
Paid-in-kind interest	1,003	—	—
Insurance recovery	(212)	—	—
Goodwill and other intangible assets impairment	141,812	—	—
Deferred tax asset valuation allowance	19,703	33,064	30,638

Change in operating assets and liabilities:
Fiduciary and restricted cash	1,388	11,138	5,105
Premiums, fees and commissions receivable, net	19,866	19,257	(5,706)
Reserves for losses and loss adjustment expenses	(68,248)	58,437	(10,990)
Amounts due from reinsurers	8,816	(63,994)	20,140
Premium finance receivable, net (related to our insurance premiums)	9,217	(6,211)	(746)
Deferred revenue	(3,078)	(2,296)	4,247
Unearned premium	(33,960)	(17,159)	264
Deferred acquisition costs	8,536	12,488	(2,237)
Deferred taxes	(28,870)	(31,789)	(6,805)
Income taxes receivable (payable)	1,064	1,523	(2,010)
Other	(9,687)	1,788	2,643

Net cash provided by (used in) operating activities	(78,749)	(52,261)	2,658

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	70,247	123,609	20,912
Proceeds from maturities of available-for-sale securities	34,759	58,661	83,448
Proceeds from sales of trading securities	—	46,440	4,855
Purchases of available-for-sale securities	(21,076)	(183,178)	(100,794)
Purchases of other invested assets	—	(2,500)	—
Premium finance receivable, net (related to third-party insurance premiums)	(4,156)	3,893	908
Purchases of property and equipment	(2,703)	(6,576)	(9,118)
Investment in real property	(591)	(6,278)	(99)
Proceeds from insurance recoveries	—	—	643
Net cash paid for acquisitions	—	—	(60)
Proceeds from sale of business	—	—	250

Net cash provided by investing activities	76,480	34,071	945

Cash flows from financing activities
Proceeds from financing under capital lease obligations	—	28,189	—
Principal payments under capital lease obligations	(5,001)	(2,887)	—
Principal payments on senior secured credit facility	(9,762)	(21,650)	(6,656)
Debt modification costs paid	(769)	—	(2,532)
Acquisition of treasury stock	(4)	(26)	—

Net cash provided by (used in) financing activities	(15,536)	3,626	(9,188)

Net decrease in cash and cash equivalents	(17,805)	(14,564)	(5,585)
Cash and cash equivalents at beginning of year	46,364	60,928	66,513

Cash and cash equivalents at end of year	$28,559	$46,364	$60,928

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,116	$15,110	$18,739
Cash paid for income taxes	371	365	1,903

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

Fiduciary and Restricted Cash • In the Company’s capacity as an insurance agency, it collects premiums from customers and, after deducting authorized commissions, remits these premiums to the appropriate insurance companies. Unremitted insurance premiums are held in a fiduciary capacity until disbursed to third parties or to the Company’s consolidated insurance subsidiaries. In certain states where the Company operates, the use of investment alternatives for these funds is regulated by various state agencies. The Company invests these unremitted funds only in cash and money market accounts and reports such amounts as restricted cash on the consolidated balance sheet. The Company reports the unremitted portion of these funds as amounts due to reinsurers on the consolidated balance sheet. Interest income earned on these unremitted funds is reported as investment income in the consolidated statement of income (loss).

Investments • Investment securities consist of debt securities, and are recorded at fair value on the consolidated balance sheet. These investments are classified as available-for-sale, based on management’s intent and ability to hold to maturity. Unrealized gains and losses, net of income taxes, are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity (deficit). The Investment Committee periodically reviews investment portfolio results and evaluates strategies to maximize yields, to match maturity durations with anticipated needs, and to maintain compliance with investment guidelines.

Fair value is based on quoted prices in active markets when available or third-party valuation sources when observable market prices are not available. Gains and losses realized on the disposition of investment securities

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are determined on the specific-identification basis and credited or charged to income. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income.

Other invested assets is comprised of an investment in a hedge fund, which primarily invests in mortgage-backed securities with the strategy of seeking attractive yields on commercial and residential mortgage-backed securities. The Company elected the fair value option for its investment in the hedge fund and measures the fair value of this investment using the net asset value of the fund as reported by the fund manager. The financial statements of the hedge fund are subject to annual audits evaluating the net asset positions of the underlying investments. The fair value is included in the Level 3 fair value hierarchy. The Company records changes in the value of its other invested assets as a component of net investment income.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. On a quarterly basis, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost. If the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment may be triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income. The Company also considers potential adverse conditions related to the financial health of the issuer based on rating agency actions.

Premium Finance Receivable • The Company recognizes interest and origination fees from finance receivables over the term of the finance contract. Late fee revenue is recognized when received.

Amounts Due from/to Reinsurers • The Company collects premiums from insureds and after deducting its authorized commissions, the Company remits these premiums to the appropriate insurance and reinsurance companies. The Company’s obligation to remit these premiums is recorded as amounts due reinsurers in its consolidated balance sheet. The Company records the amounts it expects to receive from reinsurers for paid and unpaid losses as an asset on its consolidated balance sheet.

Deferred Acquisition Costs, net of ceding commission • Deferred acquisition costs represent the deferral of expenses that the Company incurs to acquire new business or renew existing insurance policies. Acquisition costs, consisting primarily of commissions, advertising, premium taxes, underwriting and agency expenses, are deferred and charged against income ratably over the terms of the related policies. The Company regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency, and a corresponding charge to income, is recognized if the sum of the expected losses and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. Amounts received as ceding commissions on reinsurance contracts are recorded as reductions of deferred acquisition costs and are recognized into income ratably as the related ceded premium is earned. Amortization of deferred policy acquisition costs is recorded in SG&A expenses in the consolidated statements of income (loss).

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

Variable Interest Entities • Affirmative Insurance Holdings Statutory Trust I (“Trust I”), is an unconsolidated trust subsidiary, for the sole purpose of issuing $30.0 million trust preferred securities in 2004. Trust I used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $30.9 million of subordinated debt securities from the Company. The debt securities are the sole assets of Trust I, and the payments under the debt securities are the sole revenues of Trust I.

Affirmative Insurance Holdings Statutory Trust II (“Trust II”), is an unconsolidated trust subsidiary, for the sole purpose of issuing $25.0 million trust preferred securities in 2005. Trust II used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $25.8 million of subordinated debt securities from the Company. The debt securities are the sole assets of Trust II, and the payments under the debt securities are the sole revenues of Trust II.

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting and Reporting for Reinsurance • Income and expense on reinsurance contracts are recognized principally over the term of the reinsurance contracts or until the reinsurers maximum liability is exhausted, whichever comes first. Reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company continually monitors reinsurers to minimize the exposure to significant losses from reinsurer insolvencies. The Company only cedes risks to reinsurers whom it believes to be financially sound.

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

Fair Value of Financial Instruments • The Company determines fair value for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

Statutory accounting practices • The Company’s insurance subsidiaries are required to report results of operations and financial position to insurance regulatory authorities based upon statutory accounting principles (SAP). The more significant differences between SAP and GAAP are as follows:

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

Recently Issued Accounting Standards • ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Additionally, if the carrying amount of a reporting unit is zero or negative, the second step of the

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment test shall be performed to measure the amount of the impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, a qualitative assessment will be performed. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

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

ASU 2010-26, Financial Services-Insurance (Topic 944), modifies the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. The Task Force reached a final Consensus that requires costs to be incremental or directly related to the successful acquisition of new or renewal contracts to be capitalized as a deferred acquisition cost. This standard is effective for interim and annual periods beginning after December 15, 2011 and may be early adopted as of the beginning of an annual reporting period using either the prospective or retrospective method. The Company will adopt this guidance on January 1, 2012 using retrospective application. Upon adoption, a cumulative effect adjustment will be recorded, based on amounts that would have been recognized if this guidance had been applied from the beginning of fiscal year 2010. As a result of retrospective adoption of this standard, the Company will write off against the retained deficit previously deferred acquisition costs of $13.3 million, net of tax, as of January 1, 2010. If the Company had been under the new guidance from the beginning of 2010, selling, general and administrative expenses would have been lower by $1.6 million for 2011 and $2.0 million for 2010, on a pretax basis, and deferred acquisition costs, net of ceding commission, as of December 31, 2011 would have been lower by $9.7 million.

ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310), an amended guidance for disclosures about the credit quality of financing receivables and the allowance for credit losses. This update amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide additional information about the nature of credit risks inherent in a company’s financing receivables, how a company analyzes and assesses credit risk in determining its allowance for credit losses, and the reasons for any changes a company may make in its allowance for credit losses. This update was

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of the new guidance had no effect on the Company’s consolidated financial position, results of operations or cash flows as the requirements are disclosure only.

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), requires additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2 and activity in Level 3 on a gross basis, and clarifies certain other existing disclosure requirements including level of disaggregation and disclosures around inputs and valuation techniques. The provisions of the new standard were effective for interim or annual reporting periods beginning after December 15, 2009, except for the additional Level 3 disclosures which became effective for fiscal years beginning after December 15, 2010. This standard is disclosure-only in nature and does not change accounting requirements. Accordingly, adoption of the new standard had no impact on the Company’s consolidated financial position, results of operations or cash flows.

3.    Available-for-sale Investment Securities

The Company’s available-for-sale investment securities are carried at fair value with unrealized gains and losses, net of income taxes, reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity (deficit). Gains and losses realized on the disposition of investment securities are determined on the specific-identification basis and credited or charged to income.

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at December 31 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2011
U.S. Treasury and government agencies	$11,804	$172	$(1)	$11,975
Mortgage-backed securities	10,803	283	(135)	10,951
States and political subdivisions	16,841	338	(1)	17,178
Corporate debt securities	61,031	764	(158)	61,637
FDIC-insured certificates of deposit	21,131	53	(3)	21,181

Total	$121,610	$1,610	$(298)	$122,922

2010
U.S. Treasury and government agencies	$25,611	$142	$(73)	$25,680
Mortgage-backed securities	10,554	295	(19)	10,830
States and political subdivisions	22,245	280	(137)	22,388
Corporate debt securities	123,182	1,505	(132)	124,555
FDIC-insured certificates of deposit	26,687	126	(3)	26,810

Total	$208,279	$2,348	$(364)	$210,263

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at December 31, 2011 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$47,953	$48,343
Due after one year through five years	57,825	58,517
Due after five years through ten years	5,029	5,111
Mortgage-backed securities	10,803	10,951

Total	$121,610	$122,922

Major categories of net investment income for the years ended December 31 were as follows (in thousands):

	2011	2010	2009
Available-for-sale investment securities	$3,818	$5,133	$7,461
Trading securities	—	177	507
Rental income from investment in real property	2,388	462	2,400
Income from investment in hedge fund	334	64	—
Cash and cash equivalents	—	23	20

	6,540	5,859	10,388
Less investment expense	(1,548)	(933)	(947)

Net investment income	$4,992	$4,926	$9,441

Gross realized gains and losses on available-for-sale investments for the years ended December 31 were as follows (in thousands):

	2011	2010	2009
Gross gains	$267	$1,692	$380
Gross losses	(188)	(72)	(22)

Total	$79	$1,620	$358

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at December 31, 2011 and 2010, the fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	December 31, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$505	$(1)	$—	$—	$505	$(1)
Mortgage-backed securities	2,688	(36)	3,312	(99)	6,000	(135)
States and political subdivisions	—	—	74	(1)	74	(1)
Corporate debt securities	13,982	(137)	1,344	(21)	15,326	(158)
FDIC-insured certificates of deposit	958	(1)	348	(2)	1,306	(3)

Total	$18,133	$(175)	$5,078	$(123)	$23,211	$(298)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$12,707	$(73)	$—	$—	$12,707	$(73)
Mortgage-backed securities	3,770	(19)	—	—	3,770	(19)
States and political subdivisions	8,619	(137)	—	—	8,619	(137)
Corporate debt securities	23,801	(132)	—	—	23,801	(132)
FDIC-insured certificates of deposit	2,183	(3)	—	—	2,183	(3)

Total	$51,080	$(364)	$—	$—	$51,080	$(364)

The Company’s portfolio contained approximately 34 and 64 individual investment securities that were in an unrealized loss position as of December 31, 2011 and 2010, respectively.

The unrealized losses at December 31, 2011 and 2010 were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. On a quarterly basis, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost. If the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment may be triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income. The Company also considers potential adverse conditions related to the financial health of the issuer based on rating agency actions. At December 31, 2011 and 2010, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

At December 31, 2011 and 2010, investments in fixed-maturity securities with an approximate carrying value of $10.2 million and $9.7 million, respectively, were on deposit with regulatory authorities as required by insurance regulations.

4.    Reinsurance

In the ordinary course of business, the Company places reinsurance with other insurance companies in order to provide greater diversification of its business and limit the potential for losses arising from large risks. In addition, the Company assumes reinsurance from other insurance companies.

In 2010, the Company entered into a quota-share reinsurance agreement with a third-party reinsurance company ceding 40% of premiums and losses on policies in-force in certain states on October 1, 2010 and policies written through December 31, 2010 on a run-off basis. The Company receives provisional ceding commission which may be adjusted based on the fully-developed loss ratio of the reinsured policies. Written premiums ceded under this agreement totaled $60.8 million through December 31, 2011.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A quota-share reinsurance agreement was put in place effective January 1, 2011 ceding 28% of gross written premium in all states other than Michigan through December 31, 2011. Written premiums ceded under this agreement totaled $66.7 million during 2011.

In 2011, the Company entered into an additional quota-share agreement with a third-party reinsurance company under which the Company ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $22.9 million during 2011.

The Company’s quota-share ceding commission rate structure varies based on loss experience for quota-share agreements. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations.

In June 2011, the Company entered into a one-year reinsurance agreement with third-party reinsurers which provides $7.0 million in excess of the first $3.0 million of losses coverage for catastrophic events that may involve multiple insured losses.

In August 2010, the Company entered into a one-year excess of loss reinsurance contract with third-party reinsurers which provides coverage for individual losses in excess of $100,000 up to $1 million. This contract terminated July 31, 2011 on a run-off basis.

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Year Ended December 31,
	2011		2010		2009
	Written	Earned	Written	Earned	Written	Earned
Direct	$193,528	$220,156	$288,296	$299,224	$291,137	$297,272
Reinsurance assumed	35,701	41,933	65,584	72,823	76,673	70,921
Reinsurance ceded	(88,065)	(85,540)	(71,832)	(38,780)	7,164	(2,777)

Total	$141,164	$176,549	$282,048	$333,267	$374,974	$365,416

Under certain of the Company’s reinsurance transactions, the Company has received ceding commissions. The ceding commission rate structure varies based on loss experience. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations. Ceding commissions recognized, reflected as a (reduction) increase of selling, general and administrative expenses follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Selling, general and administrative expenses	$(24,026)	$(7,817)	$1,903

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Losses and loss adjustment expense reserves	$78,510	$93,084	$32,447
Unearned premium reserve	36,674	34,149	1,096

Total	$115,184	$127,233	$33,543

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

The following table summarizes the ceded incurred losses and loss adjustment expenses (consisting of ceded paid losses and loss adjustment expenses and change in reserves for loss and loss adjustment expenses ceded) to various reinsurers (in thousands):

	Year Ended December 31,
	2011	2010	2009
Paid losses and loss adjustment expenses ceded	$55,197	$14,604	$15,295
Change in reserves for loss and loss adjustment expenses ceded	(14,574)	60,636	(8,219)

Incurred losses and loss adjustment expenses ceded	$40,623	$75,240	$7,076

The Michigan Catastrophic Claims Association (MCCA) is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan. For policies effective in 2011 and 2010, the retention amount was $0.5 million. For policies effective July 1, 2009 to June 30, 2010, the retention amount was $0.5 million. For policies effective July 1, 2008 to June 30, 2009, the retention amount was $0.4 million. As a writer of personal automobile policies in the state of Michigan, the Company ceded premiums and claims to the MCCA. Funding for MCCA comes from assessments against active automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

The table below presents the ceded premiums written and ceded loss and loss adjustment expenses to the MCCA (in thousands):

	Year Ended December 31,
	2011	2010	2009
Ceded premiums written	$528	$3,305	$2,446

Ceded loss and loss adjustment expenses	$(16,071)	$50,707	$4,253

The Company discontinued writing new policies in Michigan in March 2011 and renewing policies in June 2011.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the total amount of receivables due from reinsurers as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Quota-share reinsurer (agreements effective in fourth quarter of 2010 and January 2011)	$46,103	$53,743
MCCA	44,049	65,727
Quota-share reinsurer (agreement effective September 1, 2011)	22,102	—
Vesta Insurance Group	10,068	13,161
Excess of loss reinsurers	5,458	2,858
Other	3,667	4,722

Total reinsurance receivable	$131,447	$140,211

The quota-share reinsurers for 2011 and 2010, and the excess of loss reinsurers all have A ratings from A.M. Best. Accordingly, the Company believes there is minimal credit risk related to these reinsurance receivables. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), the Company’s wholly-owned subsidiaries, Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura), had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At December 31, 2011, the VFIC Trust held $16.8 million (after cumulative withdrawals of $8.7 million through December 31, 2011), consisting of $14.6 million of a U.S. Treasury money market account and $2.2 million of corporate bonds rated BBB+ or higher, to collateralize the $10.1 million net recoverable (net of $2.9 million payable) from VFIC.

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

The Company assumes reinsurance from a Texas county mutual insurance company (the county mutual) whereby the Company has assumed 100% of the policies issued by the county mutual for business produced by the Company’s owned general agents. The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. AIC has established a trust to secure the Company’s obligation under this reinsurance contract with a balance of $34.4 million and $52.0 million as of December 31, 2011 and 2010, respectively.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed written premiums by ceding insurer were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
County mutual insurance company	$35,701	$65,584	$76,673

At December 31, 2011, $2.6 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $20.7 million in securities (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through December 2011, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through December 2011.

5.    Premium Finance Receivables, Net

Premium finance receivables (related to policies of both the Company and third-party carriers) were as follows at December 31, 2011 and 2010 (in thousands):

	2011	2010
Premium finance contracts	$40,472	$45,866
Unearned finance charges	(1,911)	(2,286)
Allowance for credit losses	(479)	(437)

Total	$38,082	$43,143

Premium finance receivables are secured by the underlying unearned policy premiums for which the Company obtains assignment from the policyholder in the event of non-payment. When a payment becomes past due, the Company cancels the underlying policy with the insurance carrier and receives the unearned premium to clear unpaid principal and interest. The loan is closed by writing off any uncollected amounts or refunding any overpayment to the customer. An insignificant amount of finance receivables are past due in excess of thirty days. Losses due to non-realization of premium finance receivables were $0.6 million and 0.4% of total premiums financed for 2011, $0.7 million and 0.4% of total premiums financed for 2010 and $0.8 million and 0.5% of total premiums financed for 2009.

6.    Deferred Policy Acquisition Costs, Net of Ceding Commission

Policy acquisition costs, consisting of primarily commissions, advertising, premium taxes, underwriting and agency expenses, net of ceding commission income, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization expense were as follows (in thousands):

	Gross	Ceded	Net
Balance at January 1, 2010	$24,239	$(9)	$24,230
Additions	81,405	(17,258)	64,147
Amortization	(84,930)	8,295	(76,635)

Ending balance at December 31, 2010	20,714	(8,972)	11,742
Additions	51,363	(23,067)	28,296
Amortization	(58,739)	21,907	(36,832)

Ending balance at December 31, 2011	$13,338	$(10,132)	$3,206

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of deferred policy acquisition costs was $76.3 million for 2009. At December 31, 2010, the Company determined a premium deficiency existed and recorded a $0.5 million reduction of deferred acquisition costs.

7.    Property and Equipment, Net

Property and equipment, net, consisted of the following as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Computer software	$56,806	$55,335
Leasehold improvements	10,757	10,253
Data processing equipment	9,300	8,857
Furniture and office equipment	5,919	5,878
Automobiles	552	552

	83,334	80,875
Accumulated depreciation	(51,204)	(41,678)

Property and equipment, net	$32,130	$39,197

The Company’s depreciation expense was $9.5 million, $9.3 million and $8.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

8.    Goodwill and Other Intangible Assets

The Company completed its annual goodwill and indefinite lived intangible asset impairment analysis as of September 30, 2011. The Company reports under a single reporting segment and, as such, the goodwill analysis is measured at the consolidated company level. Consistent with prior assessments, the fair value of the Company was determined using an internally developed discounted cash flow methodology and other relevant indicators of value available in the market place such as market transactions and trading values of similar companies. Based upon the results of the assessment, the Company concluded that the carrying values of goodwill and other intangible assets were not impaired as of September 30, 2011. Due to prior period adverse loss development on the Company’s Michigan business recorded in the fourth quarter of 2011 and recent negative premium production trends, the Company revised its five-year forecast and updated its discounted cash flow model to assess the recoverability of recorded goodwill at December 31, 2011. A discount rate of 14.5% was used at December 31, 2011, which the Company believes remained an appropriate risk-adjusted discount rate based on its overall cost of capital. Based on this updated analysis, the Company concluded that the carrying amount of goodwill was not recoverable. In step two of the goodwill impairment analysis, the Company determined the fair values of the Company’s assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination. The resulting implied fair value was compared to the carrying value of goodwill with the excess carrying value resulting in an impairment. The step two analysis resulted in the recognition of a non-cash, pretax goodwill impairment charge of $140.1 million.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of goodwill presented below is not necessarily indicative of the amounts the Company might realize in actual market transactions. The carrying amount and fair value for goodwill is summarized as follows (in thousands):

	As of and for the year ended December 31, 2011
		Fair Value
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Recognized Impairment Loss
Goodwill	$23,448	$—	$—	$23,448	$140,122

Indefinite-lived intangible assets primarily consist of trade names. In measuring the fair value for these intangible assets, we utilize the relief-from-royalty method. This method assumes that trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. This analysis indicated no impairment of indefinite-lived intangible assets as of December 31, 2011.

Intangible assets with definite lives consisted of agency relationships acquired through various business combinations or asset acquisitions. Significant declines in the fourth quarter of 2011 in premiums written in the markets corresponding to the recorded agency relationship compared with prior periods and forecast, as well as customer attrition rates indicated that the carrying amounts of definite-lived intangible assets were not recoverable, resulting in a non-cash impairment charge of $1.7 million.

Changes in the carrying value of goodwill for the year ended December 31, 2011 and 2010 were as follows (in thousands):

	Year Ended December 31,
	2011	2010
Beginning balance	$163,570	$163,570
Goodwill impairment	(140,122)	—

Ending balance	$23,448	$163,570

Other intangible assets at December 31, 2011 and 2010 were as follows (in thousands):

	2011				2010
	Cost	Impairment	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agency and customer relationships	$8,054	$(1,689)	$(6,365)	$—	$8,054	$(6,195)	$1,859
Non-amortizable intangible assets:
Trade names and licenses	15,909	—	(1,300)	14,609	15,909	(1,300)	14,609

Total	$23,963	$(1,689)	$(7,665)	$14,609	$23,963	$(7,495)	$16,468

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for the years ended December 31 (in thousands):
2011	$170
2010	284
2009	562

9.    Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009
Gross balance at beginning of year	$252,084	$193,647	$204,637
Less: Reinsurance recoverable	93,084	32,447	40,667
Less: Deposits	213	245	516

Net balance at beginning of year	158,787	160,955	163,454
Incurred related to:
Current year	132,557	284,623	273,395
Prior years	5,100	28,046	14,809
Paid related to:
Current year	87,117	183,364	172,389
Prior years	104,001	131,473	118,314

Net balance at the end of year	105,326	158,787	160,955
Reinsurance recoverable	78,510	93,084	32,447
Deposits	—	213	245

Gross balance at the end of year	$183,836	$252,084	$193,647

In 2011, the percentage of calendar year losses and loss adjustment expense to net premiums earned (the loss ratio) was 78.0% compared with 93.8% in 2010. The accident year loss ratio for 2011 decreased 13.7 points compared with the current 2010 accident year loss ratio of 88.8%. The decline in the loss ratio for 2011 compared with the 2010 accident year was due to the pricing and underwriting actions that were taken as well as additional process changes implemented in the handling of claims to mitigate the significant increases in severity that occurred due to the claims initiatives. Also, there was $10.1 million of unfavorable prior period development primarily related to our Michigan business and $5.0 million of favorable prior period development in 2011 due to Vesta-related reserves, compared with 2010’s adverse loss development of $28.0 million primarily related to our 2009 Texas and Michigan business. The accident year decline was even more significant when the impact of the quota-share treaties that were entered into for the fourth quarter of 2010 and for all of 2011 are taken into account. As such, the quota-share treaties’ impact on the calendar year loss ratio was to increase it by 3.1 points for 2011 and 1.7 points for 2010. We ceased writing new business in Michigan in March 2011 and renewal business in June 2011.

In 2010, the increase in the accident year loss ratio was due to increased losses on the Texas and Michigan businesses as well as significantly increased severity, which was primarily due to the claims transformation project that began in the third quarter of 2009. Significant pricing and underwriting actions were taken to address Texas and Michigan profitability in 2010 and in 2011. Also, additional controls were instituted in the handling of claims to mitigate the significant increases in severity that occurred.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2009, adverse development on reserve estimates for prior accident years was $14.8 million. This was primarily due to the Florida business due to a decision to promote the Company’s full coverage product, which had inadequate pricing and product management. The Company ceased writing business in Florida in May 2010.

10.    Notes Payable

The Company’s long-term debt instruments and balances outstanding at December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,155	20,171

Total notes payable	$76,857	$76,873

The $30.9 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes bore an initial interest rate of 7.545% until March 15, 2010. Since March 15, 2010, the securities adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of December 31, 2011 was 4.15%.

The $25.8 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes bore an initial interest rate of 7.792% until June 15, 2010. Since June 15, 2010, the securities adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of December 31, 2011 was 4.10%.

The $20.2 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes bore an initial interest rate of the three-month LIBOR rate plus 3.95% not exceeding 12.50% through March 2010 with no limit thereafter. The interest rate as of December 31, 2011 was 4.50%.

11.    Senior Secured Credit Facility

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

•	The permitted dividend leverage ratio was changed from 1.5 to 1.0.

•	Indebtedness under the baskets for qualified additional subordinated debt and Affirmative Premium Finance Company was eliminated. The Company did not have any such debt.

•	A provision was added allowing for the acquisition of $30 million of subordinated debt if the proceeds are used as a capital contribution to the regulated insurance entities.

•	The assets and stock of Affirmative Premium Finance Company were pledged and this entity became a guarantor of the debt.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The quarterly requirements for the leverage ratio covenant calculation were changed for the first three quarters of 2011.

•	The quarterly requirements for the interest coverage ratio covenant calculation were changed for the first two quarters of 2011.

•	The quarterly requirements for the loss ratio covenant calculation were changed from December 31, 2010 through March 31, 2012.

•	The annual requirements for the risk-based capital covenant calculation were changed for December 31, 2010 and December 31, 2011.

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

In accordance with ASC 470-50 Debt Modifications and Extinguishments, the Company evaluated the present value of the cash flows under the terms of the amended credit agreement to determine if they were at least 10 percent different from the present value of the remaining cash flows under the terms of the existing credit agreement. It was determined that the terms were not substantially different and therefore should not be accounted for as a debt extinguishment. Accordingly, lender consent fees of approximately $0.3 million were capitalized and will be amortized, along with remaining unamortized debt issuance costs from the March 2009 debt modification, over the remaining term of the senior secured credit facility. Fees paid to other parties of approximately $0.7 million were expensed as incurred in 2011.

As of December 31, 2011 and 2010, the principal balance of the senior secured credit facility was $99.6 million and $108.4 million, respectively. The interest rate on the borrowings under the facility at December 31, 2011 was 10.5%, which is the sum of the LIBOR floor of 3.0% plus 7.5%, based on the Company’s leverage ratio.

The facility provides that on any interest payment date, the Company has the option to capitalize some of the interest payable and therefore increase the outstanding principal balance of the credit facility. The amount of interest eligible to be capitalized with each payment represents the excess interest above a minimum cash amount. During 2011, the Company elected this option at certain interest payment dates and capitalized interest totaling $1.0 million.

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

The Company recorded a $19.4 million pretax, non-cash gain on extinguishment of debt as a result of this transaction, which is included in a separate line item in the accompanying consolidated statement of income (loss) for the year ended December 31, 2009. The $19.4 million debt extinguishment gain resulted from a $24.2 million discount representing the difference between the carrying value of the original credit agreement and the fair value of the new modified credit agreement, net of $0.7 million of term lender consent fees and the write-off of $4.1 million of deferred debt issuance costs relating to the original credit agreement. As of December 31, 2011, the unamortized debt extinguishment gain balance was $7.9 million.

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements, minimum risk-based capital requirements, maximum loss ratio limitations, minimum fixed charge coverage ratios and a minimum consolidated net worth requirement, as well as other restrictive covenants. As time passes, certain of the financial covenants become increasingly more restrictive.

The following table summarizes the Company’s term loan scheduled payments (in thousands):

2012	$1,038
2013	1,038
2014	97,536

Total	$99,612

The principal amount of the term loan is payable in quarterly installments, with the remaining balance due on the seventh anniversary of the closing of the facility. The Company is also required to make additional annual principal payments that are to be calculated based upon the Company’s financial performance during the preceding fiscal year after deducting voluntary prepayments made during the year. The Company does not expect to have an additional required principal payment due March 2012. In addition, certain events, such as the sale of material assets or the issuance of significant new equity, necessitate additional required principal repayments.

In 2007 and 2008, the Company entered into two interest rate swap arrangements to hedge its exposure to variable cash flows related to interest payments on its senior secured credit facility. One swap instrument expired in February 2011 and the remaining swap instrument expired in April 2011.

The March 2009 amendment to the senior secured credit facility, discussed above, changed the pricing to include a LIBOR floor of 3.0%, thus creating a basis difference in the hedging relationship since the hedged debt has a floor and the swap does not. With this amendment, the Company could no longer assume that the interest swap agreements would be highly effective in hedging the variability of interest payments on the Company’s senior secured credit facility. As a result, as of March 27, 2009, the qualifying criteria to elect hedge accounting were no longer met. Accordingly, the Company reclassified the accumulated other comprehensive loss associated with the interest rate swaps to earnings and began recognizing subsequent changes in fair value of the swaps in earnings.

12.    Capital Lease Obligation

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

Property under capital lease consisted of the following as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Computer software, software licenses and hardware	$28,189	$28,189
Accumulated depreciation	(8,821)	(4,135)

Computer software, software licenses and hardware, net	$19,368	$24,054

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated future lease payments for the years ending December 31 (in thousands):

2012	6,736
2013	6,736
2014	6,736
2015	2,807

Total estimated future lease payments	23,015
Less: Amount representing interest	2,714

Present value of future lease payments	$20,301

13.    Income Taxes

The provision for income taxes for the years ended December 31 consisted of the following (in thousands):

	2011	2010	2009
Current tax expense (benefit)	$127	$473	$(1,439)
Deferred tax (benefit) expense	(9,167)	1,275	23,833

Net income tax (benefit) expense	$(9,040)	$1,748	$22,394

The Company’s effective tax rate differed from the statutory rate of 35% for the years ended December 31 as follows (in thousands):

	2011	2010	2009
Loss before income tax (benefit) expense	$(173,249)	$(87,183)	$(16,487)
Tax provision computed at the federal statutory income tax rate	(60,637)	(30,514)	(5,771)
Increases (reductions) in tax resulting from:
Tax-exempt interest	(139)	(395)	(1,442)
State income taxes	(1,517)	(368)	18
Goodwill impairment (non-deductible)	33,606	—	—
Valuation allowance	19,703	33,064	30,638
Other	(56)	(39)	(1,049)

Income tax (benefit) expense	$(9,040)	$1,748	$22,394

Effective tax rate	5.2%	2.0%	135.8%

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Deferred tax assets:
Unearned and advance premiums	$1,465	$3,948
Net operating loss carryforward	64,550	51,008
Discounted unpaid losses	2,150	3,164
Deferred revenue	1,686	3,551
Allowance for doubtful accounts	3,890	3,890
Goodwill	4,630	—
Rent deferral	2,522	2,335
Capital loss carryforward	147	175
Depreciation on fixed assets	866	277
Alternative minimum tax and work opportunity credits	671	545
Other	7,867	7,312

Total deferred tax assets	90,444	76,205

Deferred tax liabilities:
Deferred acquisition costs	1,122	4,110
Unrealized gains	459	695
Goodwill	—	10,413
Intangibles	3,523	3,188
Debt extinguishment	2,775	4,339

Total deferred tax liabilities	7,879	22,745

Deferred tax assets, net, before valuation allowance	82,565	53,460
Valuation allowance	85,493	65,555

Deferred tax assets (liabilities), net	$(2,928)	$(12,095)

The change in valuation allowance attributable to continuing operations and other comprehensive income is presented for the years ended December 31 as follows (in thousands):

	2011	2010
Continuing operations	$19,703	$33,064
Changes in other comprehensive income	235	845

	$19,938	$33,909

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, the Company has available for income tax purposes federal net operating loss carryforwards (NOL’s), which may be used to offset future taxable income. The Company’s NOL’s expire as follows (in thousands):

2020	$7,444
2021	5,951
2022	90
2023	4
2024	2,140
2027	15,557
2028	4,886
2029	26,569
2030	82,476
2031	39,311

$184,428

At December 31, 2011, the Company had available approximately $0.4 million of capital loss carryforwards expiring in 2012. Capital loss carryforwards, which may be carried forward five years, may only be used to offset future realized capital gains. The Company recorded a valuation allowance for the full amount of the deferred tax asset resulting from these capital loss carryforwards.

At December 31, 2011, the Company’s 2007 and prior tax years were either closed or under final exam review by the IRS. There were no significant issues outstanding for 2007 and prior tax years.

14.    Commitments

In 2006, the Company entered into an IT outsourcing contract with a data processing services provider under which the Company outsourced substantially all of its IT operations, including the Company’s data center, field support and application management. The initial term of the agreement was ten years, although it may be terminated for convenience by the Company at any time upon six month’s notice after the first two years, subject to the payment of certain stranded costs and other termination fees. The Company’s IT outsourcing expenses were $13.0 million, $14.2 million and $12.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, the Company leased office space for its agencies, insurance companies and retail stores in various locations throughout the United States. The Company’s operating lease rental expenses were $7.8 million, $9.1 million and $8.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table summarizes the Company’s minimum future IT outsourcing and operating lease commitments at December 31, 2011 (in thousands):

2012	$15,738
2013	14,511
2014	12,832
2015	10,001
2016	7,529
Thereafter	2,833

Total	$63,444

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 3, 2012, the Chapter 7 Trustee for the Estate of Inga Nikokhosyan filed suit against Affirmative Insurance Company (AIC) and Platinum Claims Services, Inc. (Platinum) in the Superior Court for the State of California, County of Los Angeles. Platinum is a third-party claims administrator contracted by AIC to handle claims written through an unaffiliated program managed by Carnegie General Insurance Agency. The lawsuit alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional infliction of emotional distress, and punitive damages arising out of Platinum’s handling of a claim. The Company believes that these claims lack merit and intends to defend itself vigorously. No estimate of the range of potential loss can be made at this time.

On May 27, 2011, PropertyOne, Inc. (PropertyOne) filed suit against USAgencies, LLC and Affirmative Insurance Holdings, Inc. in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana. PropertyOne’s petition asserts equitable claims for payment of broker commissions arising out of the December 2009 execution of a lease with a federal agency for investment property located in Baton Rouge, Louisiana, which is owned by the Company’s insurance subsidiaries. The Company removed the lawsuit to the U.S. District Court for the Middle District of Louisiana. On November 15, 2011, the Court entered an order granting in part and denying in part the Company’s motion to dismiss, and denying the Company’s motion for summary judgment. The parties are now proceeding to discovery. The Company believes that these claims lack merit and intends to defend itself vigorously. No estimate of the range of potential loss can be made at this time.

Affirmative Insurance Company is a party to a 100% quota-share reinsurance agreement with Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). In November 2004, Hawaiian was named in a complaint filed in the Superior Court of the State of California for the County of Los Angeles alleging various causes of action relating to the alleged bad faith denial of coverage and defense for Hawaiian’s former insured resulting in a default judgment against the insured in the amount of $35 million. In January 2006, Hawaiian obtained summary judgment on all claims in its favor. Plaintiff appealed, but in October 2006, Hawaiian obtained a stay of the appellate proceedings by virtue of the Order of Liquidation for Hawaiian entered in August 2006. The Supreme Court of California denied plaintiff’s attempt to lift the stay in July 2007, and the matter has been inactive since that time. The Company believes that an unfavorable outcome in this matter is remote.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Net Loss per Common Share

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for each of the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share amounts):

	2011	2010	2009
Numerator:
Loss from continuing operations	$(164,209)	$(88,931)	$(37,046)

Denominator:
Weighted average basic shares
Weighted average common shares outstanding	15,408	15,414	15,415

Weighted average diluted shares
Weighted average common shares outstanding	15,408	15,414	15,415
Effect of dilutive stock options	—	—	—

Total weighted average diluted shares	15,408	15,414	15,415

Basic loss per common share from continuing operations	$(10.66)	$(5.77)	$(2.40)

Diluted loss per common share from continuing operations	$(10.66)	$(5.77)	$(2.40)

On March 18, 2011, 433,500 shares of Affirmative’s common stock were issued on a restricted basis, and the voting rights for all of the shares were assigned to New Affirmative, LLC via a written irrevocable proxy at the time the stock awards were made. On August 10, 2011, the restricted shares were repurchased at par and 1,272,500 stock options were awarded to various executives.

17.    Stock-Based Compensation

In May 2004, the Company’s board of directors adopted and its stockholders approved the 2004 Stock Incentive Plan (2004 Plan) to enable the Company to attract, retain and motivate eligible employees, directors and consultants through equity-based compensatory awards, including stock options, stock bonus awards, restricted and unrestricted stock awards, performance stock awards, stock appreciation rights and dividend equivalent rights. The maximum number of shares of common stock reserved for issuance under the 2004 Plan, as amended, is 3,000,000, subject to adjustment to reflect certain corporate transactions or changes in the Company’s capital structure. At December 31, 2011, 1,069,194 shares were reserved for future grants under the 2004 Plan.

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Options • The Company used the modified Black-Scholes model to estimate the fair value of employee stock options on the date of grant utilizing the assumptions noted below. The risk-free rate is based on the U.S. Treasury bill yield curve in effect at the time of grant for the expected term of the option. The expected term of options granted represents the period of time that the options are expected to be outstanding. The expected volatility assumption is derived from the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for periods of significant volatility not expected to recur. The dividend yield was based on expected dividends at the time of grant.

2011
Weighted-average grant date fair value	$1.76
Weighted-average risk-free interest rate	1.23%
Expected term of option in years	6.00
Weighted-average expected volatility	43%
Dividend yield	—

There were no stock options issued in 2010 or 2009.

A summary of stock option activity for each of the three years ended December 31 follows (shares in thousands):

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,236	$19.23	1,275	$19.10	1,732	$18.77
Granted	1,272	1.76	—	—	—	—
Forfeited	(760)	18.52	(39)	15.09	(457)	17.46

Outstanding at end of year	1,748	6.82	1,236	19.23	1,275	19.10

The Company recognized total compensation expense related to the stock options of $378,000, $472,000 and $666,000 during 2011, 2010 and 2009, respectively. Compensation expense is included in selling, general and administrative expenses in the consolidated statements of income (loss). Total unrecognized compensation expense related to unvested stock options was $987,000 at December 31, 2011, which will be recognized over a weighted-average period of approximately 2.5 years.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options outstanding and exercisable at December 31, 2011 were as follows (shares in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Years of Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$1.76 to $10.37	1,215	$1.76	9.61	—	$—
$10.38 to $15.00	66	11.70	4.42	59	11.83
$15.01 to $22.00	357	17.49	4.96	329	17.50
$22.01 to $30.00	110	25.15	4.99	105	25.13

$1.76 to $30.00	1,748	6.82	8.18	493	18.45

The stock options outstanding and exercisable at December 31, 2011 had aggregate intrinsic values of zero as the aggregate exercise price was greater than the aggregate market value. No stock options were exercised during 2011, 2010 or 2009.

Restricted Stock Awards • A summary of activity for the Company’s restricted stock grants for each of the years ended December 31 was as follows (shares in thousands):

	2011		2010		2009
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	12	$16.37	50	$15.53	75	$15.52
Granted	434	0.91	—	—	—	—
Vested	(11)	6.49	(38)	14.37	(25)	15.50
Cancelled	(434)	(0.91)	—	—	—	—
Forfeited	—	—	—	—	—	—

Outstanding at end of year	1	16.50	12	16.37	50	15.53

The Company recognized total compensation expense related to the restricted stock awards of $159,000, $553,000 and $379,000 during 2011, 2010 and 2009, respectively. Compensation expense is included in selling, general and administrative expenses in the consolidated statement of income (loss). As of December 31, 2011, there was an insignificant amount of total unrecognized compensation cost related to unvested restricted stock awards, which will be recognized over a weighted average period of approximately 0.1 years.

The aggregate fair value of restricted stock awards vested during 2011, 2010 and 2009 was $15,000, $141,000 and $101,000 at the date of vesting, respectively.

18.    Employee Benefit Plan

The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet specified service requirements. Under the plan, the Company may, at its discretion, match 100% of each employee’s contribution, up to 3% of the employee’s earnings, plus 50% of each employee’s contribution for the next 2% of the employee’s salary. The Company’s total contribution to the 401(k) plan was $0.5 million in 2009. In July 2009, the Company suspended matching contributions to the 401(k) plan. There were no employer matching contributions to the 401(k) plan in 2011 or 2010.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Related Party Transactions

The Company has entered into certain transactions with a partnership that is affiliated with J. Christopher Flowers. Mr. Flowers is affiliated with New Affirmative LLC, the majority shareholder of the Company.

In the fourth quarter of 2010, the Company committed to invest $2.5 million in Varadero, a hedge fund, and $10.0 million in a related liquidity-focused product. The investment manager of Varadero is Varadero Capital, L.P., of which Varadero GP, LLC is the general partner. Both the investment manager and general partner are partially-owned by an entity affiliated with Mr. Flowers. As of December 31, 2011, the Company had funded $2.5 million in the hedge fund and approximately $8.6 million in the related liquidity-focused product. At December 31, 2011, the fair value of the hedge fund was approximately $2.9 million, based on net asset value and recorded as other invested assets, and the fair value of the liquidity-focused product was approximately $8.5 million, included in available-for-sale securities in the consolidated balance sheets.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified the Company for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of December 31, 2011, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better. The Company had reinsurance recoverable of $2.8 million and $3.0 million as of December 31, 2011 and 2010, respectively.

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

Any failure by one of the Company’s insurance company subsidiaries to meet the applicable risk-based capital or minimum statutory capital requirements imposed by the laws of Illinois, Louisiana, Michigan, and New York or other states where the Company does business could subject it to further examination or corrective action imposed by state regulators, including limitations on the Company’s writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require the Company to increase its statutory capital levels, which the Company may be unable to do. As of December 31, 2011, each of the Company’s insurance company subsidiaries maintained a risk-based capital level in excess of an amount that would require any corrective actions.

State insurance laws restrict the ability of the Company’s insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of December 31, 2011, the Company’s insurance companies could not pay ordinary dividends to the Company without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. In February 2009, the Company obtained approval from the New York Department of Insurance for one of its insurance subsidiaries to retire one million shares of its stock for $2.9 million and approved payment of an extraordinary dividend for $100,000.

The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. As of December 31, 2011, Affirmative Insurance Company was deficient in meeting the qualifying investments requirement by $18.9 million. As a result of various actions that have occurred through March 2012, including a $10.0 million extraordinary dividend received from one of AIC’s insurance company subsidiaries, the deficit has been reduced to $2.2 million. The Company has available means to cure the remaining deficiency and based on discussions with the Illinois Department of Insurance, the Company believes that its plan to cure the deficiency will be approved by the Illinois Department of Insurance with ample time to implement the plan and meet the qualifying investments requirement.

21.    Business Concentrations

The majority of the Company’s commission income and fees are directly related to the premiums written through its insurance subsidiaries from policies sold to individuals located in certain states. Accordingly, the Company could be adversely affected by economic downturns, natural disasters, and other conditions that may occur from time-to-time in these states.

The following table identifies the states in which the Company operates and the gross premiums written by state (in thousands):

	Year Ended December 31,
	2011	2010	2009
Louisiana	$116,462	$140,642	$138,484
Texas	36,257	67,078	79,712
Illinois	25,577	41,417	41,939
Alabama	23,377	28,475	28,099
California	14,789	20,404	25,216
Indiana	6,463	10,277	9,738
South Carolina	3,442	5,571	4,499
Missouri	1,885	4,541	8,569
Michigan	895	32,314	22,682
Florida	(8)	1,337	5,825
New Mexico	(14)	1,665	2,775
Other	104	159	272

Total	$229,229	$353,880	$367,810

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Fair Value of Financial Instruments

The Company utilizes a hierarchy of valuation techniques for the disclosure of fair value estimates based on whether the significant inputs into the valuation are observable. In determining the level of hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The Company measures certain assets and liabilities at fair value on a recurring basis, including investment securities classified as available-for-sale, cash equivalents and other invested assets. Following is a brief description of the type of valuation information that qualifies a financial asset or liability for each level:

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

Where possible, the Company utilizes quoted market prices to measure fair value. For assets and liabilities that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices in active markets are unavailable, the Company determines fair values based on independent external valuation information obtained from independent pricing services, which utilizes various models and valuation techniques based on a range of inputs including pricing models, quoted market prices of publicly traded securities with similar duration and yield, time value, yield curve, prepayment speeds, default rates and discounted cash flows. In most cases, these estimates are determined based on independent third-party valuation information, and the amounts are disclosed as Level 2 or Level 3 of the fair value hierarchy depending on the level of observable market inputs. Additional pricing services are used as a comparison to ensure that realistic fair values are used in pricing the investment portfolio.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial assets and financial liabilities measured at fair value on a recurring basis

The following table provides information as of December 31, 2011 about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and government agencies	$11,975	$11,975	$—	$—
Mortgage-backed securities	10,951	—	10,951	—
States and political subdivisions	17,178	—	17,178	—
Corporate debt securities	61,637	—	61,637	—
FDIC-insured certificates of deposit	21,181	—	21,181	—

Total investment securities	122,922	11,975	110,947	—
Cash and cash equivalents	28,559	28,559	—	—
Fiduciary and restricted cash	2,478	2,478	—	—
Other invested assets	2,898	—	—	2,898

Total assets	$156,857	$43,012	$110,947	$2,898

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

Level 3 Financial assets and liabilities

At December 31, 2011, the Company’s Level 3 financial assets include other invested assets related to an investment in a hedge fund, which is presented as a separate line item in the consolidated balance sheets. The Company measured the fair value of other invested assets on the basis of the net asset value of the fund as reported by the fund manager.

The Company’s Level 3 financial liabilities are interest rate swaps. The fair value of these swaps was determined by quotes from brokers that are not considered binding. The interest rate swaps expired during the first half of 2011.

Fair value measurements for assets in Level 3 for the year ended December 31, 2011 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2011	$2,564
Transfers into Level 3	—
Total gains included in earnings as net investment income	334
Settlements	—

Balance at December 31, 2011	$2,898

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value measurements for liabilities in Level 3 for the year ended December 31, 2011 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at January 1, 2011	$1,453
Transfers into Level 3	—
Total losses included in earnings as loss on interest rate swaps	2
Settlements	(1,455)

Balance at December 31, 2011	$—

The Company did not have any transfers between Levels 1 and 2 during the year ended December 31, 2011.

Fair value measurements for assets in category Level 3 for the year ended December 31, 2010 were as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Tax-Exempt Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Assets	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2010	$37,416	$8,830	$—
Transfers in and/or out of Level 3	—	—	—
Total gains or (losses) (realized/unrealized)
Included in earnings	9,024	(8,830)	64
Purchases	—	—	2,500
Settlements	(46,440)	—	—

Balance at December 31, 2010	$—	$—	$2,564

Fair value measurements for liabilities in category Level 3 for the year ended December 31, 2010 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at January 1, 2010	$4,108
Transfers into Level 3	—
Total losses included in earnings	961
Settlements	(3,616)

Balance at December 31, 2010	$1,453

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. The following financial liabilities are not required to be recorded at fair value, but their fair value is disclosed.

Notes payable — The fair values of the notes payable were determined using a third-party valuation source and were estimated to be $17.4 million in the aggregate with a total carrying value of $76.9 million at December 31, 2011. The fair values of the notes payable were estimated to be $24.3 million in the aggregate with a total carrying value of $76.9 million at December 31, 2010.

Senior secured credit facility — The fair value of the senior secured credit facility was determined using a third-party valuation source and was estimated to be $79.6 million with a carrying value of $91.7 million at December 31, 2011. The fair value of the senior secured credit facility was estimated to be $88.3 million with a carrying value of $96.0 million at December 31, 2010.

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

Insura, AIC of Michigan, Casualty, and Direct are wholly-owned subsidiaries of AIC and are included as common stock investments on AIC’s balance sheet in its statutory surplus. The following table summarizes selected statutory information of the Company’s insurance subsidiaries ended December 31 (in thousands):

	December 31,
	2011	2010	2009
Statutory capital and surplus:
Affirmative Insurance Company (AIC)	$69,158	$85,119	$107,899
Insura Property and Casualty Insurance Company (Insura)	6,297	27,046	26,648
Affirmative Insurance Company of Michigan (AIC of Michigan)	9,213	9,127	9,476
USAgencies Casualty Insurance Company, Inc (Casualty)	32,780	50,340	51,291
USAgencies Direct Insurance Company (Direct)	5,259	5,253	4,244

	Year Ended December 31,
	2011	2010	2009
Statutory net income (loss):
Affirmative Insurance Company	$(11,957)	$(61,977)	$(30,249)
Insura Property and Casualty Insurance Company	240	527	597
Affirmative Insurance Company of Michigan	85	127	132
USAgencies Casualty Insurance Company, Inc.	1,226	1,693	1,712
USAgencies Direct Insurance Company	12	27	83

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.    Unaudited Quarterly Financial Data

The following is a summary of the Company’s unaudited quarterly consolidated results from continuing operations for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2011:
Net premiums earned	$50,551	$46,671	$42,042	$37,285
Total revenues	72,284	65,444	59,348	52,722
Losses and loss adjustment expenses	40,405	29,409	31,562	36,281
Net loss from continuing operations	(9,648)	(814)	(8,458)	(145,289)
Diluted net loss per share from continuing operations	(0.62)	(0.05)	(0.55)	(9.43)
Diluted weighted-average common shares	15,483	15,408	15,408	15,408

2010:
Net premiums earned	$92,722	$96,415	$91,075	$53,055
Total revenues	119,618	120,101	110,504	75,544
Losses and loss adjustment expenses	71,025	80,887	76,345	84,412
Net loss from continuing operations	(3,464)	(12,111)	(23,120)	(50,236)
Diluted net loss per share from continuing operations	(0.22)	(0.79)	(1.50)	(3.26)
Diluted weighted-average common shares	15,415	15,415	15,415	15,410

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

The aggregate sales price increased by $0.2 million to $4.2 million in the third quarter of 2009 upon the failure by the purchaser to make a scheduled payment of $0.2 million. This also increased the secured 10% note to the principal amount of $2.9 million payable over five years. The sales price also included cash at closing of $0.3 million as well as a deferred payment of $1.0 million, subject to certain adjustments, due within 18 months of closing, which may be converted to a secured note at the purchaser’s option. Due to the uncertainty surrounding the financial viability of the debtor, the note and deferred payment were recorded with no estimated net realizable value.

The summarized statements of loss from discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue (including loss on disposal)	$—	$—	$569
Pretax loss from discontinued operations	—	—	(1,835)

Loss from discontinued operations	$—	$—	$(1,835)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company assigned store operating leases to the purchaser, but remain contingently liable on store leases in the event of default by the assignee. These stores have future lease related payments totaling approximately $0.2 million through August 2012. The Company believes the likelihood of a liability being triggered under these leases is remote, and, therefore, no liability has been accrued for these lease obligations as of December 31, 2011.

26.    Parent Company Financials

The condensed financial information of the parent company, Affirmative Insurance Holdings, Inc. as of December 31, 2011 and 2010, and for each of the three years ended December 31, 2011, 2010 and 2009 is presented as follows (in thousands, except share data):

Condensed Balance Sheets

	2011	2010
Assets
Cash and cash equivalents	$16	$1,617
Fiduciary and restricted cash	166	151
Investment in subsidiaries	189,908	351,361
Income taxes receivable	739	1,803
Goodwill	1,398	9,755
Other intangible assets, net	273	273
Other assets	3,774	3,983

Total assets	$196,274	$368,943

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Payable to subsidiaries	$117,712	$118,591
Senior secured credit facility	91,683	95,974
Notes payable	56,702	56,702
Deferred tax liability	—	1,296
Interest rate swaps	—	1,453
Other liabilities	1,484	1,919

Total liabilities	267,581	275,935

Stockholders’ Equity (Deficit)
Common stock, $0.01 par value; 75,000,000 shares authorized; 18,202,221 shares issued and 15,408,358 shares outstanding at December 31, 2011; 17,768,721 shares issued and 15,408,358 shares outstanding at December 31, 2010	182	178
Additional paid-in capital	166,342	165,776
Treasury stock, at cost (2,793,863 shares at December 31, 2011 and 2,360,363 shares at December 31, 2010)	(32,910)	(32,906)
Accumulated other comprehensive income (loss)	(227)	445
Retained deficit	(204,694)	(40,485)

Total stockholders’ equity (deficit)	(71,307)	93,008

Total liabilities and stockholders’ equity (deficit)	$196,274	$368,943

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Income (Loss)

	Year Ended December 31,
	2011	2010	2009
Revenues
Dividends from subsidiaries	$26,613	$31,300	$25,108
Net investment income	—	13	345
Other income	—	237	1

Total revenues	26,613	31,550	25,454

Expenses
Operating expenses	581	1,327	1,367
Gain on extinguishment of debt	—	—	(19,434)
Loss on interest rate swaps	2	961	6,412
Interest expense	18,992	20,620	22,533
Intangible assets impairment	8,357	—	—

Total expenses	27,932	22,908	10,878

Income before income taxes and equity interest in subsidiaries	(1,319)	8,642	14,576
Income tax expense	1,545	2,209	8,078
Equity interest in undistributed loss of subsidiaries	(161,345)	(95,364)	(45,379)

Net loss	$(164,209)	$(88,931)	$(38,881)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
Net cash provided by (used in) operating activities	$(17,679)	$(3,290)	$(17,814)

Cash flows from investing activities
Dividends received from subsidiaries	26,613	31,300	25,108
Investment in affiliates	—	(6,000)	—
Proceeds from sale of business	—	—	250

Net cash provided by investing activities	26,613	25,300	25,358

Cash flows from financing activities
Principal payments on senior secured credit facility	(9,762)	(21,650)	(6,656)
Debt modification costs paid	(769)	—	(2,532)
Acquisition of treasury stock	(4)	(26)	—

Net cash used in financing activities	(10,535)	(21,676)	(9,188)

Net increase (decrease) in cash and cash equivalents	(1,601)	334	(1,644)
Cash and cash equivalents at beginning of year	1,617	1,283	2,927

Cash and cash equivalents at end of year	$16	$1,617	$1,283

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

27.    Subsequent Event

On February 28, 2012, the Company exercised its right to defer interest payments on selected Notes Payable beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to the Company’s unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of December 31, 2011. The Company will continue to accrue interest on the principal during the extension period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the extension period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the U.S. Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2011. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Using the COSO Framework, the Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the Company’s internal control over financial reporting. As a result, management has concluded that our internal control over financial reporting was effective as of December 31, 2011 based upon the COSO Framework.

KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements included in the annual report, has issued an opinion on the Company’s effectiveness of internal control over financial reporting as of December 31, 2011.

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

The information relating to this Item 10 is incorporated by reference to the disclosure in the sections headed “Item 1 — Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Proxy Statement for our 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

Item 11.	Executive Compensation

The information relating to this Item 11 is incorporated by reference to the disclosure in the sections headed “Compensation Discussion and Analysis,” “Compensation Committee Report” and “ Executive Compensation” in the Proxy Statement for our 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to this Item 12 is incorporated by reference to the disclosure in the sections headed “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2011 about all of our equity compensation plans. All plans have been approved by our stockholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a)) (c)
2004 Stock Incentive Plan	1,748,000	$6.82	1,069,194

We repurchased 433,500 shares of our restricted stock and awarded 1,272,500 stock options to various executives during the third quarter of 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to this Item 13 is incorporated by reference to the disclosure in the section headed “Certain Relationships and Related Transactions” in the Proxy Statement for our 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

Item 14.	Principal Accounting Fees and Services

The information relating to this Item 14 is incorporated by reference to the disclosure in the section headed “Corporate Governance — Audit Committee — Fees Paid to Independent Auditor” and “Corporate Governance — Audit Committee — Approval of Audit and Non-Audit Services” in the Proxy Statement for our 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

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

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below.

Signature	Title	Date
/s/ GARY Y. KUSUMI Gary Y. Kusumi	Chairman and Chief Executive Officer	March 30, 2012

/s/ MICHAEL J. MCCLURE Michael J. McClure	Executive Vice President and Chief Financial Officer	March 30, 2012

/s/ EARL R. FONVILLE Earl R. Fonville	Senior Vice President and Chief Accounting Officer	March 30, 2012

/s/ THOMAS C. DAVIS Thomas C. Davis	Director	March 30, 2012

/s/ NIMROD T. FRAZER Nimrod T. Frazer	Director	March 30, 2012

/s/ MORY KATZ Mory Katz	Director	March 30, 2012

/s/ DAVID I. SCHAMIS David I. Schamis	Director	March 30, 2012

/s/ ROBERT T. WILLIAMS Robert T. Williams	Director	March 30, 2012

/s/ PAUL J. ZUCCONI Paul J. Zucconi	Director	March 30, 2012

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

10.16

Casualty Excess of Loss Reinsurance Contract issued to Affirmative Insurance Company, USAgencies Casualty Insurance Company, Insura Property and Casualty Insurance Company and Affirmative Insurance Company of Michigan by Scor Reinsurance Company and Platinum Underwriters Reinsurance, Inc. (co-reinsurers), effective for the period August 1, 2010 to August 1, 2011 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed with the SEC on March 31, 2011, File No. 000-50795).

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

10.29

Fifth Amendment to Credit Agreement and Guarantee and Collateral Agreement, dated as of March 30, 2011, among Affirmative Insurance Holdings, Inc., as Borrower, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Collateral Agent, outgoing Issuing Bank and Outgoing Swingline Lender and The Frost National Bank as Incoming Issuing Bank and Incoming Swingline Lender (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on March 31, 2011, File No. 000-50795).

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

21.1*	Subsidiaries of Affirmative Insurance Holdings, Inc. as of March 31, 2011.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Gary Y. Kusumi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Gary Y. Kusumi, Chairman of the Board and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description
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

*	Filed herewith
+	Management contract, compensatory plan or arrangement