Form 10-Q
period 2012-03-31
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2012-05-15
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of May 7, 2012: 15,408,358

AFFIRMATIVE INSURANCE HOLDINGS, INC.

THREE MONTHS ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
		(As Adjusted See Note 1)
Assets
Available-for-sale securities, at fair value	$102,136	$122,922
Other invested assets	3,016	2,898
Cash and cash equivalents	29,479	28,559
Fiduciary and restricted cash	4,015	2,478
Accrued investment income	1,023	1,058
Premiums and fees receivable, net	23,857	22,579
Premium finance receivable, net	47,480	38,082
Commissions receivable	2,319	1,786
Receivable from reinsurers	117,993	131,447
Income taxes receivable	659	739
Investment in real property, net	11,535	11,776
Property and equipment (net of accumulated depreciation of $53,406 for 2012 and $51,204 for 2011)	30,588	32,130
Goodwill	23,448	23,448
Other intangible assets (net of accumulated amortization of $7,765 for 2012 and $7,665 for 2011)	14,508	14,609
Prepaid expenses	5,214	5,147
Other assets (net of allowance for doubtful accounts of $7,213 for 2012 and 2011)	1,950	1,944

Total assets	$419,220	$441,602

Liabilities and Stockholders’ Deficit
Liabilities:
Reserves for losses and loss adjustment expenses	$163,699	$183,836
Unearned premium	70,113	58,242
Amounts due to reinsurers	32,488	38,224
Deferred revenue	6,048	4,816
Capital lease obligation	18,989	20,301
Senior secured credit facility	91,730	91,683
Notes payable	76,853	76,857
Deferred tax liability	3,012	2,928
Deferred acquisition costs, net	2,259	6,464
Other liabilities	43,171	39,228

Total liabilities	508,362	522,579

Stockholders’ deficit:
Common stock, $0.01 par value; 75,000,000 shares authorized, 18,202,221 shares issued and 15,408,358 shares outstanding at March 31, 2012 and at December 31, 2011	182	182
Additional paid-in capital	166,431	166,342
Treasury stock, at cost (2,793,863 shares at March 31, 2012 and December 31, 2011)	(32,910)	(32,910)
Accumulated other comprehensive loss	(1)	(227)
Retained deficit	(222,844)	(214,364)

Total stockholders’ deficit	(89,142)	(80,977)

Total liabilities and stockholders’ deficit	$419,220	$441,602

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
		As Adjusted See Note 1)
Revenues
Net premiums earned	$34,181	$50,551
Commission income and fees	16,183	20,030
Net investment income	1,060	1,523
Net realized gains	27	152
Other income	—	28

Total revenues	51,451	72,284

Expenses
Net losses and loss adjustment expenses	25,670	40,405
Selling, general and administrative expenses	26,821	33,863
Depreciation and amortization	2,378	2,377

Total expenses	54,869	76,645

Operating loss	(3,418)	(4,361)
Loss on interest rate swaps	—	(2)
Interest expense	4,916	5,003

Loss before income tax expense	(8,334)	(9,366)
Income tax expense	146	444

Net loss	$(8,480)	$(9,810)

Basic loss per common share:
Net loss	$(0.55)	$(0.63)

Diluted loss per common share:
Net loss	$(0.55)	$(0.63)

Weighted average common shares outstanding:
Basic	15,408	15,483

Diluted	15,408	15,483

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
		(As Adjusted See Note 1)
Net loss	$(8,480)	$(9,810)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities arising during period	235	(272)
Reclassification adjustment for realized gains included in net loss	(9)	(152)

Other comprehensive income (loss), net	226	(424)

Total comprehensive loss	$(8,254)	$(10,234)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31,
	2012		2011
	Shares	Amounts	Shares	Amounts
				(As Adjusted See Note 1)
Common stock
Balance at beginning of year	18,202,221	$182	17,768,721	$178
Issuance of restricted stock awards	—	—	433,500	4

Balance at end of period	18,202,221	182	18,202,221	182

Additional paid-in capital
Balance at beginning of year		166,342		165,776
Stock-based compensation		89		93

Balance at end of period		166,431		165,869

Treasury stock
Balance at beginning of year and end of period	2,793,863	(32,910)	2,360,363	(32,906)

Accumulated other comprehensive income (loss)
Balance at beginning of year		(227)		445
Unrealized gain (loss) on available-for-sale investment securities		226		(424)

Balance at end of period		(1)		21

Retained deficit
Balance at beginning of year		(214,364)		(51,767)
Net loss		(8,480)		(9,810)

Balance at end of period		(222,844)		(61,577)

Total stockholders’ equity (deficit)		$(89,142)		$71,589

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
		(As Adjusted See Note 1)
Cash flows from operating activities
Net loss	$(8,480)	$(9,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,378	2,377
Stock-based compensation expense	72	64
Amortization of debt modification costs	94	95
Amortization of debt discount	992	1,188
Net realized gains from sales of available-for-sale securities	(9)	(152)
Fair value gain on investment in hedge fund	(118)	(171)
Gain on disposal of assets	(18)	—
Amortization of premiums on investments, net	432	856
Provision for doubtful premiums receivable	91	219
Loss on interest rate swaps	—	2
Paid-in-kind interest	888	—
Change in operating assets and liabilities:
Fiduciary and restricted cash	(1,537)	1,058
Premiums, fees and commissions receivable, net	(1,902)	6,181
Reserves for losses and loss adjustment expenses	(20,137)	(1,666)
Amounts due from reinsurers	7,718	(8,511)
Premium finance receivable, net (related to our insurance premiums)	(9,980)	(5,754)
Deferred revenue	1,232	(255)
Unearned premium	11,871	(1,313)
Deferred acquisition costs, net	(4,205)	361
Deferred taxes	84	319
Income taxes receivable	80	1,235
Other	3,534	1,408

Net cash used in operating activities	(16,920)	(12,269)

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	15,319	13,903
Proceeds from maturities of available-for-sale securities	5,520	11,572
Purchases of available-for-sale securities	(250)	(8,671)
Premium finance receivable, net (related to third-party insurance premiums)	582	(2,936)
Purchases of property and equipment	(789)	(889)
Proceeds from insurance recoveries	30	—
Investment in real property	—	(453)

Net cash provided by investing activities	20,412	12,526

Cash flows from financing activities
Principal payments under capital lease obligations	(1,312)	(1,221)
Principal payments on senior secured credit facility	(1,260)	(1,338)
Debt modification costs paid	—	(769)

Net cash used in financing activities	(2,572)	(3,328)

Net increase (decrease) in cash and cash equivalents	920	(3,071)
Cash and cash equivalents at beginning of year	28,559	46,364

Cash and cash equivalents at end of period	$29,479	$43,293

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,567	$3,156
Cash paid for income taxes	24	—

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K. The results of operations for interim periods should not be considered indicative of results to be expected for the full year.

Adopted Accounting Standards

In October 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 modified the definitions of the type of costs that can be capitalized in the successful acquisition of new and renewal insurance contracts. ASU 2010-26 requires incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. The Company retrospectively adopted ASU 2010-26 on January 1, 2012. The cumulative effect of the adoption was a decrease of shareholders’ equity by $11.3 million, net of tax, as of January 1, 2011.

The following table illustrates the effect of adopting ASU 2010-26 in the consolidated balance sheets (in thousands):

	December 31, 2011
	Previously Reported	As Adjusted
Deferred acquisition costs, net	$3,206	$(6,464)
Retained deficit	(71,307)	(80,977)

The following table illustrates the effect of adopting ASU 2010-26 in the consolidated statements of operations (in thousands, except per share amounts):

	Three Months ended March 31, 2011
	Previously Reported	As Adjusted
Selling, general and administrative expenses	$33,701	$33,863
Net loss	(9,648)	(9,810)
Net loss per share:
Basic	(0.62)	(0.63)
Diluted	(0.62)	(0.63)

ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Additionally, if the carrying amount of a reporting unit is zero or negative, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, a qualitative assessment will be performed. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. This standard was effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, requires companies to present the components of net income and comprehensive income in either one or two consecutive financial statements. Companies will no longer be permitted to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This standard is effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. The adoption of this standard did not impact the Company’s consolidated financial position, results of operations or cash flows.

ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, provides identical guidance with concurrently issued international financial reporting standard (IFRS) 13, Fair Value Measurements. Most of the changes in the new standard are clarifications of existing guidance, but it expands the disclosures about fair value measurements, and requires the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value is required to be disclosed, which would consist of the Company’s debt, cash and cash equivalents, and fiduciary and restricted cash. In addition, for fair value measurements categorized as Level 3 within the fair value hierarchy, the valuation processes and sensitivity of the fair value measurements to changes in unobservable inputs shall be disclosed. This standard is effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The adoption of this standard did not impact the Company’s consolidated financial position, results of operations or cash flows.

2. Available-for-sale Investment Securities

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

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at March 31, 2012 and December 31, 2011, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
U.S. Treasury and government agencies	$11,784	$134	$(4)	$11,914
Mortgage-backed securities	6,688	223	(52)	6,859
States and political subdivisions	15,269	331	(5)	15,595
Corporate debt securities	46,325	815	(6)	47,134
FDIC-insured certificates of deposit	20,532	104	(2)	20,634

Total	$100,598	$1,607	$(69)	$102,136

December 31, 2011
U.S. Treasury and government agencies	$11,804	$172	$(1)	$11,975
Mortgage-backed securities	10,803	283	(135)	10,951
States and political subdivisions	16,841	338	(1)	17,178
Corporate debt securities	61,031	764	(158)	61,637
FDIC-insured certificates of deposit	21,131	53	(3)	21,181

Total	$121,610	$1,610	$(298)	$122,922

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at March 31, 2012 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$43,966	$44,366
Due after one year through five years	44,946	45,837
Due after five years through ten years	4,998	5,074
Mortgage-backed securities	6,688	6,859

Total	$100,598	$102,136

Gross realized gains and losses on available-for-sale investments for the three months ended March 31 were as follows (in thousands):

	2012	2011
Gross gains	$58	$509
Gross losses	(49)	(357)

Total	$9	$152

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at March 31, 2012 and December 31, 2011, the fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	March 31, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$1,285	$(4)	$—	$—	$1,285	$(4)
Mortgage-backed securities	1,665	(23)	1,075	(29)	2,740	(52)
States and political subdivisions	1,672	(3)	74	(2)	1,746	(5)
Corporate debt securities	3,979	(6)	181	—	4,160	(6)
FDIC-insured certificates of deposit	250	—	98	(2)	348	(2)

Total	$8,851	$(36)	$1,428	$(33)	$10,279	$(69)

	December 31, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$505	$(1)	$—	$—	$505	$(1)
Mortgage-backed securities	2,688	(36)	3,312	(99)	6,000	(135)
States and political subdivisions	—	—	74	(1)	74	(1)
Corporate debt securities	13,982	(137)	1,344	(21)	15,326	(158)
FDIC-insured certificates of deposit	958	(1)	348	(2)	1,306	(3)

Total	$18,133	$(175)	$5,078	$(123)	$23,211	$(298)

The Company’s portfolio contained approximately 18 and 34 individual investment securities that were in an unrealized loss position as of March 31, 2012 and December 31, 2011, respectively.

The unrealized losses at March 31, 2012 were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. On a quarterly basis, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, duration and extent to which the fair value is less than cost. If the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment may be triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income. The Company also considers potential adverse conditions related to the financial health of the issuer based on rating agency actions. At March 31, 2012, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

3. Reinsurance

In the ordinary course of business, the Company places reinsurance with other insurance companies in order to provide greater diversification of its business and limit the potential for losses arising from large risks. In addition, the Company assumes reinsurance from other insurance companies.

A quota-share reinsurance agreement was put in place effective January 1, 2011 ceding 28% of gross written premium in all states other than Michigan through December 31, 2011. This contract terminated on January 1, 2012 on a cut-off basis and resulted in the return of $11.8 million of ceded unearned premium, net of $4.3 million of deferred ceding commissions. Written premiums ceded under this agreement totaled $50.6 million through March 31, 2012.

In 2011, the Company entered into an additional quota-share agreement with a third-party reinsurance company under which the Company ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $23.6 million during the three months ended March 31, 2012 and $46.5 million since inception.

In February 2012, the Company entered into a one-year excess of loss reinsurance contract with third-party reinsurers which provides coverage for individual losses in excess of $100,000 up to $1.0 million.

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Three Months Ended March 31,
	2012			2011
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$55,294	$45,472	$30,543	$65,876	$65,239	$49,764
Reinsurance assumed	10,274	7,887	5,494	11,903	13,417	10,161
Reinsurance ceded	(7,830)	(19,178)	(10,367)	(21,542)	(28,105)	(19,520)

Total	$57,738	$34,181	$25,670	$56,237	$50,551	$40,405

Under certain of the Company’s reinsurance transactions, the Company has received ceding commissions. The ceding commission rate varies based on loss experience. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations. Ceding commissions recognized, reflected as a reduction of selling, general and administrative expenses, were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Selling, general and administrative expenses	$(6,494)	$(7,171)

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	March 31, 2012	December 31, 2011
Losses and loss adjustment expense reserves	$73,991	$78,510
Unearned premium reserve	25,326	36,674

Total	$99,317	$115,184

The table below presents the total amount of receivables due from reinsurers as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Michigan Catastrophic Claims Association	$43,087	$44,049
Quota-share reinsurer for agreement effective September 1, 2011	36,922	22,102
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and January 2011	19,171	46,103
Vesta Insurance Group	10,087	10,068
Excess of loss reinsurers	5,052	5,458
Other	3,674	3,667

Total reinsurance receivable	$117,993	$131,447

The quota-share reinsurers and the excess of loss reinsurers all have A ratings from A.M. Best. Accordingly, the Company believes there is minimal credit risk related to these reinsurance receivables. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), the Company’s wholly-owned subsidiaries, Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura), had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At March 31, 2012, the VFIC Trust held $16.8 million (after cumulative withdrawals of $8.7 million through March 31, 2012), consisting of $14.7 million of a U.S. Treasury money market account and $2.1 million of corporate bonds rated BBB+ or higher, to collateralize the $10.1 million net recoverable (net of $2.9 million payable) from VFIC.

The Company assumes reinsurance from a Texas county mutual insurance company (the county mutual) whereby the Company has assumed 100% of the policies issued by the county mutual for business produced by the Company’s owned general agents. The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. AIC has established a trust to secure the Company’s obligation under this reinsurance contract with a balance of $34.8 million and $34.4 million as of March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012, $2.6 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies. Affirmative established a trust account to collateralize this payable, which currently holds $20.7 million in securities (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through March 2012, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through March 2012.

4. Premium Finance Receivables, Net

Premium finance receivables (related to policies of both the Company and third-party carriers) were as follows at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Premium finance contracts	$50,514	$40,472
Unearned finance charges	(2,599)	(1,911)
Allowance for credit losses	(435)	(479)

Total	$47,480	$38,082

Premium finance receivables are secured by the underlying unearned policy premiums for which the Company obtains assignment from the policyholder in the event of non-payment. When a payment becomes past due, the Company cancels the underlying policy with the insurance carrier and receives the unearned premium to clear unpaid principal and interest. The loan is closed by writing off any uncollected amounts or refunding any overpayment to the customer. An insignificant amount of finance receivables are past due in excess of thirty days. Losses due to non-realization of premium finance receivables were $0.2 million, or 0.4% of total premiums financed, for the three months ended March 31, 2012, and $0.5 million, or 0.9% of total premiums financed, for the three months ended March 31, 2011.

5. Deferred Policy Acquisition Costs, Net

Policy acquisition costs, consisting of primarily commissions, and premium taxes, net of ceding commission income, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization expense were as follows (in thousands):

	Gross	Ceded	Net
Balance at January 1, 2012	$3,668	$(10,132)	$(6,464)
Additions	4,767	(2,464)	2,303
Amortization	(3,472)	5,374	1,902

Ending balance at March 31, 2012	4,963	(7,222)	(2,259)

Balance at January 1, 2011, as adjusted	$9,432	$(8,972)	$460
Additions	5,804	(5,429)	375
Amortization	(7,888)	7,150	(738)

Ending balance at March 31, 2011, as adjusted	$7,348	$(7,251)	$97

6. Debt

The Company’s long-term debt instruments and balances outstanding at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,151	20,155

Total notes payable	76,853	76,857
Senior secured credit facility, net of discount	91,730	91,683

Total long-term debt	$168,583	$168,540

The $30.9 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes bore an initial interest rate of 7.545% until March 15, 2010. Since March 15, 2010, the securities adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of March 31, 2012 was 4.07%.

The $25.8 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes bore an initial interest rate of 7.792% until June 15, 2010. Since June 15, 2010, the securities adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of March 31, 2012 was 4.02%.

On February 28, 2012, the Company exercised its right to defer interest payments on selected Notes Payable beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to the Company’s unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of March 31, 2012. The Company will continue to accrue interest on the principal during the extension period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the extension period and totaled $0.6 million as of March 31, 2012.

The $20.2 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes bore an initial interest rate of the three-month LIBOR rate plus 3.95% not exceeding 12.50% through March 2010 with no limit thereafter. The interest rate as of March 31, 2012 was 4.42%.

The pricing under the senior secured credit facility is currently subject to a LIBOR floor of 3.00% plus 6.25%, and is tiered based on the Company’s leverage ratio. The interest rate as of March 31, 2012 was 10.50%. As of March 31, 2012, the principal balance of the senior secured credit facility was $98.7 million.

7. Capital Lease Obligation

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

Property under capital lease consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Computer software, software licenses and hardware	$28,189	$28,189
Accumulated depreciation	(9,988)	(8,821)

Computer software, software licenses and hardware, net	$18,201	$19,368

Estimated future lease payments for the years ending December 31 (in thousands):

2012	$5,052
2013	6,736
2014	6,736
2015	2,807

Total estimated future lease payments	21,331
Less: Amount representing interest	2,342

Present value of future lease payments	$18,989

8. Income Taxes

The provision for income taxes for the three months ended March 31, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Current tax expense	$62	$125
Deferred tax expense	84	319

Net income tax expense	$146	$444

The Company’s effective tax rate differed from the statutory rate of 35% for the three months ended March 31 as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Loss before income taxes	$(8,334)	$(9,366)
Tax provision computed at the federal statutory income tax rate	(2,917)	(3,278)
Increases (reductions) in tax resulting from:
Tax-exempt interest	(28)	(39)
State income taxes	323	(134)
Valuation allowance	2,776	3,856
Other	(8)	39

Income tax expense	$146	$444

Effective tax rate	(1.8)%	(4.7)%

Our gross deferred tax assets prior to recognition of valuation allowance were $95.1 million and $92.7 million at March 31, 2012 and December 31, 2011, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we have recorded a valuation allowance of $91.6 million and $88.9 million at March 31, 2012 and December 31, 2011, respectively.

9. Legal and Regulatory Proceedings

The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. As of December 31, 2011, Affirmative Insurance Company was deficient in meeting the qualifying investments requirement by $18.9 million. As a result of various actions that have occurred through March 2012, including a $10.0 million extraordinary dividend received from one of AIC’s insurance company subsidiaries, the deficit was reduced to $2.2 million. Management has available means to cure the remaining deficiency and the Illinois Department of Insurance approved management’s plan to cure the deficiency by September 30, 2012.

10. Net Loss per Common Share

Net loss per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and restricted stock. Stock options outstanding of 479,100 and 565,900 for the three months ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock and thus the inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three months ended March 31, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss	$(8,480)	$(9,810)

Denominator:
Weighted average common shares outstanding	15,408	15,483

Weighted average diluted shares outstanding	15,408	15,483

Basic loss per common share from continuing operations:	$(0.55)	$(0.63)

Diluted loss per common share from continuing operations:	$(0.55)	$(0.63)

11. Related Party Transactions

The Company has entered into certain transactions with a partnership that is affiliated with J. Christopher Flowers. Mr. Flowers is affiliated with New Affirmative LLC, the majority shareholder of the Company.

In the fourth quarter of 2010, the Company committed to invest $2.5 million in Varadero, a hedge fund, and $10.0 million in a related liquidity-focused product. The investment manager of Varadero is Varadero Capital, L.P., of which Varadero GP, LLC is the general partner. Both the investment manager and general partner are partially-owned by an entity affiliated with Mr. Flowers. As of March 31, 2012, the Company had funded $2.5 million in the hedge fund and approximately $4.8 million in the related liquidity-focused product. At March 31, 2012, the fair value of the hedge fund was approximately $3.0 million, based on net asset value and recorded as other invested assets, and the fair value of the liquidity-focused product was approximately $4.7 million, included in available-for-sale securities in the consolidated balance sheets.

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

Financial assets measured at fair value on a recurring basis

The following table provides information as of March 31, 2012 about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and government agencies	$11,914	$11,914	$—	$—
Mortgage-backed securities	6,859	—	6,859	—
States and political subdivisions	15,595	—	15,595	—
Corporate debt securities	47,134	—	47,134	—
FDIC-insured certificates of deposit	20,634	—	20,634	—

Total investment securities	102,136	11,914	90,222	—
Other invested assets	3,016	—	—	3,016

Total assets	$105,152	$11,914	$90,222	$3,016

The following table provides information as of December 31, 2011 about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and government agencies	$11,975	$11,975	$—	$—
Mortgage-backed securities	10,951	—	10,951	—
States and political subdivisions	17,178	—	17,178	—
Corporate debt securities	61,637	—	61,637	—
FDIC-insured certificates of deposit	21,181	—	21,181	—

Total investment securities	122,922	11,975	110,947	—
Other invested assets	2,898	—	—	2,898

Total assets	$125,820	$11,975	$110,947	$2,898

Level 1 Financial assets

Financial assets classified as Level 1 in the fair value hierarchy include U.S. Government bonds and government agencies securities and cash and cash equivalents. These securities are actively traded and the Company estimates the fair value of these securities using unadjusted quoted market prices.

Level 2 Financial assets

Financial assets classified as Level 2 in the fair value hierarchy include mortgage-backed securities, tax-exempt securities, corporate bonds and FDIC-insured certificates of deposit. The fair value of these securities is determined based on observable market inputs provided by independent third-party pricing services. To date, the Company has not experienced a circumstance where it has determined that an adjustment is required to a quote or price received from independent third-party pricing sources. To the extent the Company determines that a price or quote is inconsistent with actual trading activity observed in that investment or similar investments, the Company would determine a fair value using this observable market information and disclose the occurrence of this circumstance. All of the fair values of securities disclosed in Level 2 are estimated based on independent third-party pricing services.

Level 3 Financial assets

At March 31, 2012, the Company’s Level 3 financial assets include an investment in a hedge fund, which is presented as other invested assets in the consolidated balance sheets. The Company measured the fair value of the hedge fund on the basis of the net asset value of the fund as reported by the fund manager. The hedge fund is primarily invested in residential mortgage-backed securities and other asset-backed securities which are recorded at fair value as determined by the fund manager. Such fair value determination is based on quoted marked prices, bid prices, or the fund manager’s proprietary valuation models where quoted prices are unavailable or deemed to be inadequately representative of fair value. Significant decreases in the fair value of the underlying securities in the hedge fund would result in a significantly lower fair value measurement of other invested assets as reported in the consolidated balance sheet.

Fair value measurements for assets in Level 3 for the period ended March 31, 2012 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2012	$2,898
Transfers into Level 3	—
Total gains included in earnings as net investment income	118
Settlements	—

Balance at March 31, 2012	$3,016

The Company did not have any transfers between Levels 1 and 2 during the period ended March 31, 2012.

Fair value measurements for assets in Level 3 for the period ended March 31, 2011 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2011	$2,564
Transfers into Level 3	—
Total gains included in earnings as net investment income	171
Settlements	—

Balance at March 31, 2011	$2,735

Financial Instruments Disclosed, But Not Carried, At Fair Value

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

The following table presents the carrying value and fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at March 31, 2012 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$29,479	$29,479	$29,479	$—	$—
Fiduciary and restricted cash	4,015	4,015	4,015	—	—

Total	$33,494	$33,494	$33,494	$—	$—

Liabilities:
Notes payable	$76,853	$16,234	$—	$—	$16,234
Senior secured credit facility	91,730	76,937	—	—	76,937

Total	$168,583	$93,171	$—	$—	$93,171

The following table presents the carrying value and fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at December 31, 2011 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$28,559	$28,559	$28,559	$—	$—
Fiduciary and restricted cash	2,478	2,478	2,478	—	—

Total	$31,037	$31,037	$31,037	$—	$—

Liabilities:
Notes payable	$76,857	$17,433	$—	$—	$17,433
Senior secured credit facility	91,683	79,554	—	—	79,554

Total	$168,540	$96,987	$—	$—	$96,987

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 31, 2012, our subsidiaries included insurance companies licensed to write insurance policies in 39 states, underwriting agencies, retail agencies with 201 owned stores and a relationship with two unaffiliated underwriting agencies. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) and distributing our own insurance policies through our owned retail stores and 4,800 independent agents or brokers in 8 states (Louisiana, Texas, Illinois, Alabama, California, Missouri, Indiana and South Carolina). In March 2011, we discontinued writing new business in the state of Michigan, and in June 2011 we discontinued writing renewals.

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

ADOPTED ACCOUNTING STANDARDS

In October 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 modified the definitions of the type of costs that can be capitalized in the successful acquisition of new and renewal insurance contracts. ASU 2010-26 requires incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. The Company retrospectively adopted ASU 2010-26 on January 1, 2012. The cumulative effect of the adoption was a decrease of shareholders’ equity by $11.3 million, net of tax, as of January 1, 2011.

The following table illustrates the effect of adopting ASU 2010-26 in the consolidated balance sheets (in thousands):

	December 31, 2011
	Previously Reported	As Adjusted
Deferred acquisition costs, net	$3,206	$(6,464)
Retained deficit	(71,307)	(80,977)

The following table illustrates the effect of adopting ASU 2010-26 in the consolidated statements of operations (in thousands, except per share amounts):

	Three Months ended March 31, 2011
	Previously Reported	As Adjusted
Selling, general and administrative expenses	$33,701	$33,863
Net loss	(9,648)	(9,810)
Net loss per share:
Basic	(0.62)	(0.63)
Diluted	(0.62)	(0.63)

ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Additionally, if the carrying amount of a reporting unit is zero or negative, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, a qualitative assessment will be performed. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. This standard was effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Our qualitative assessment consisted of consideration of current and projected earnings, premium volume, and projected loss and expense ratios over the next five years, as well as business trends and market conditions. Based on this assessment, we do not believe it is not more likely than not that goodwill impairment exists as of March 31, 2012. As a result, the two-step impairment test was not performed.

In addition to the above, refer to Note 1 to the unaudited Consolidated Financial Statements for a discussion of certain accounting standards that have been adopted during 2012.

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

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written and assumed by distribution channel (in thousands):

	Three Months Ended March 31,
	2012	2011
Our underwriting agencies:
Retail agencies	$46,753	$52,188
Independent agencies	15,670	21,131

Subtotal	62,423	73,319
Unaffiliated underwriting agencies	3,145	4,460

Total	$65,568	$77,779

Total gross premiums written for the three months ended March 31, 2012 decreased $12.2 million, or 15.7%, compared with the prior year quarter. This decrease was due to a decline in renewal policies because of a number of actions taken during 2010 into 2011 to increase prices and strengthen underwriting standards to improve the profitability of the gross premiums written. New business policies increased 2.4% for the first three months of 2012 compared to the prior year, which was comprised of a 2.6% increase from our retail stores and a 1.9% increase from independent agents.

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

	Three Months Ended March 31,
	2012	2011
Our policies	$46,753	$52,188
Third-party carrier policies	16,366	15,433

Total	$63,119	$67,621

Gross premiums written of our policies in our retail distribution channel for the three months ended March 31, 2012 decreased $5.4 million, or 10.4%, compared with the same period in the prior year. This decrease is a result of the decline in renewal policies. However, third-party policies for the three months ended March 31, 2012 increased $0.9 million, or 6.0%, compared with the same period in the prior year.

In our independent agency distribution channel, gross premiums written for the three months ended March 31, 2012 decreased $5.5 million, or 25.8%, compared with the same period in the prior year. We stopped writing new policies in Michigan in March 2011 and renewing policies in June 2011. Michigan represented $1.0 million of the decline.

Gross premiums written by our unaffiliated underwriting agencies for the three months ended March 31, 2012 decreased $1.3 million, or 29.5%, compared with the same period in the prior year.

The following table displays our gross premiums written and assumed by state (in thousands):

	Three Months Ended March 31,
	2012	2011
Louisiana	$33,675	$39,375
Texas	10,359	12,111
Alabama	7,863	8,980
Illinois	7,268	8,054
California	3,130	4,432
Indiana	2,244	2,145
South Carolina	632	1,047
Missouri	423	669
Michigan	(41)	960
Other	15	6

Total	$65,568	$77,779

The following table displays our net premiums written by distribution channel (in thousands):

	Three Months Ended March 31,
	2012	2011
Our underwriting agencies:
Retail agencies – gross premiums written	$46,753	$52,188
Ceded reinsurance	(7,117)	(13,949)

Subtotal retail agencies net premiums written	39,636	38,239

Independent agencies – gross premiums written	15,670	21,131
Ceded reinsurance	(1,049)	(6,524)

Subtotal independent agencies net premiums written	14,621	14,607

Unaffiliated underwriting agencies – gross premiums written	3,145	4,460
Ceded reinsurance	641	(17)

Subtotal unaffiliated underwriting agencies net premium written	3,786	4,443

Excess of loss coverages with various reinsurers	(144)	(968)
Catastrophe coverages with various reinsurers	(161)	(84)

Total net premiums written	$57,738	$56,237

Total net premiums written for the three months ended March 31, 2012 increased $1.5 million, or 2.7%, compared with the same period in the prior year primarily due to the decline in ceded written premium related to the termination of a quota-share reinsurance agreement on January 1, 2012. This contract, put in place effective January 1, 2011, terminated on a cut-off basis and resulted in the return of $11.8 million of ceded unearned premium, net of $4.3 million of deferred ceding commissions during the three months ended March 31, 2012.

Effective October 1, 2010, we entered into a quota-share reinsurance agreement with a third-party reinsurance company ceding 40% of premiums and losses on policies in-force in all states other than Michigan on October 1, 2010 and policies written through December 31, 2010 on a run-off basis. Written premiums ceded under this agreement totaled $60.8 million through March 31, 2012.

In 2011, we entered into an additional quota-share agreement with a third-party reinsurance company under which we ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $23.6 million during the three months ended March 31, 2012 and $46.5 million since inception.

RESULTS OF OPERATIONS

We had a net loss from continuing operations of $8.5 million and $9.8 million for the three months ended March 31, 2012 and 2011, respectively.

Total revenues for the three months ended March 31, 2012 decreased $20.8 million, or 28.8%, compared with the three months ended March 31, 2011. The decrease was due to decreases in net premiums earned, commission income and fees, net investment income, net realized gains, and other income.

The largest component of revenue is net premiums earned on insurance policies. Due to the decline in net written premiums, net premiums earned for the current quarter decreased $16.4 million, or 32.4%, to $34.2 million compared with the prior year quarter of $50.6 million. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our three distribution channels in both current and previous periods.

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

The following sets forth the components of consolidated commission income and fees earned for the current quarter and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2012	2011
Policyholder fees	$4,774	$7,850
Premium finance revenue	5,541	6,113
Commissions and fees	4,759	4,707
Agency fees	1,109	1,360

Total commission income and fees	$16,183	$20,030

Total commission income and fees decreased $3.8 million, or 19.2%, compared with the same period in the prior year. Policyholder fees decreased $3.1 million, or 39.2%, due to the lower overall volume of premiums written and a change in mix of states. Premium finance revenue decreased $0.6 million, or 9.4%, due to decreases in the number of policies financed and revenue per policy. Commissions and fees increased $0.1 million, or 1.1%, due to more of our retail customers choosing third-party products and an expansion of our ancillary product sales.

Net Investment Income and Other Income. Net investment income includes income on our portfolio of debt securities and net rental income from our investment in real property. Net investment income for the three months ended March 31, 2012 decreased $0.5 million, or 30.4%, compared with the same period in the prior year. The decrease was primarily due to a 45.4% decrease in total average invested assets to $106.4 million during the current quarter from $194.9 million in the prior year period, which was partially offset by a $0.1 million increase in income from our investment in real estate. The average investment yield was 2.2% (2.4% on a taxable equivalent basis) in the current quarter, compared with 2.6% (2.7% on a taxable equivalent basis) in the prior year period.

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

Net losses and loss adjustment expenses for the current quarter decreased $14.7 million, or 36.5%, compared with the prior year quarter. The percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 75.1% in the current quarter, compared with 79.9% in the prior year quarter. The accident year decline in the net loss ratio for the quarter compared with the 2011 accident year was due to the pricing and underwriting actions that were taken as well as additional process changes implemented in the handling of claims to mitigate the significant increases in severity that occurred due to the claims initiatives. The accident year decline was even more significant taking into account the impact of the quota-share treaties. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 6.5 points for the three months ended March 31, 2012 and 4.7 points for the prior year quarter.

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and the retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs, including compensation and benefits. Selling, general and administrative expenses decreased $7.0 million, or 20.8%, compared with the prior year quarter, primarily due to a $4.2 million decline in distribution costs and a $2.4 million decline in other costs due to management actions to reduce expenses.

Deferred policy acquisition costs represent the deferral of expenses that we incur related to successful contract acquisition of new business or renewal of existing business. Policy acquisition costs, consisting of primarily commission expenses and premium taxes, are initially deferred and then charged against income ratably over the terms of the related policies through amortization of the deferred policy acquisition costs. Thus, the amortization of deferred acquisition costs is correlated with earned premium and the ratio of amortization of deferred acquisition costs to earned premium in an accounting period is another measurement of performance.

Amortization of deferred policy acquisition costs is a major component of SG&A expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on SG&A expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended March 31,
	2012	2011
		(As Adjusted)
Amortization of deferred acquisition costs, net	$(1,902)	$738
Other selling, general and administrative expenses	28,723	33,125

Total selling, general and administrative expenses	$26,821	$33,863

Total as a percentage of net premiums earned	78.5%	67.0%

Beginning deferred acquisition costs, net	$(6,464)	$460
Additions, net of ceding commission	2,303	375
Amortization, net of ceding commissions	1,902	(738)

Ending deferred acquisition costs	$(2,259)	$97

Amortization of deferred acquisition costs, net, as a percentage of net premiums earned	(5.6%)	1.5%

Interest Expense. Interest expense for the three months ended March 31, 2012 decreased $0.1 million, or 1.7%, compared with the same period in the prior year. This decrease was due to a decrease in the average debt outstanding and a decrease in interest expense on the lease obligation entered into in May 2010, partially offset by higher interest rates on the notes payable. Amortization of debt discount was $1.0 million in the current quarter as compared with $1.2 million for the prior year quarter.

Income Taxes. Income tax expense for the current quarter was $0.1 million as compared with income tax expense of $0.4 million for the same period in the prior year. Income tax expense for both periods represents increasing deferred tax liabilities arising from timing differences on goodwill and other intangible assets.

Our gross deferred tax assets prior to recognition of valuation allowance were $95.1 million and $92.7 million at March 31, 2012 and December 31, 2011, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $91.6 million and $88.9 million at March 31, 2012 and December 31, 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of March 31, 2012, we had $4.6 million of cash and cash equivalents at our holding company and non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of March 31, 2012, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, as mentioned previously, our non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

The National Association of Insurance Commissioners’ model law for risk-based capital provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At March 31, 2012, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions.

The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. As of December 31, 2011, Affirmative Insurance Company was deficient in meeting the qualifying investments requirement by $18.9 million. As a result of various actions that have occurred through March 2012, including a $10.0 million extraordinary dividend received from one of AIC’s insurance company subsidiaries, the deficit has been reduced to $2.2 million. Management has available means to cure the remaining deficiency and the Illinois Department of Insurance approved management’s plan to cure the deficiency by September 30, 2012.

Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At December 31, 2011, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. Effective January 1, 2012, the NAIC revised the Risk-Based Capital Model Act to include a risk-based capital trend test as another manner under which the company action level could be triggered and will be applied as of December 31, 2012. The test is applicable when an insurance company has a risk-based capital ratio between 200% and 300% and a combined ratio of more than 120%. If the risk-based capital trend test was in place during 2011, Affirmative Insurance Company would not have met the thresholds of the test as the combined ratio was 126%. However, we believe that AIC will pass the test in 2012 based on the actions that we have taken including the exit of the Michigan business, the underwriting and pricing actions that we began in the second half of 2011 and expense reductions.

On February 28, 2012, the Company exercised its right to defer interest payments on selected Notes Payable beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to the Company’s unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of March 31, 2012. The Company will continue to accrue interest on the principal during the extension period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the extension period.

Our operating subsidiaries’ primary sources of funds are premiums received, commission and fee income, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.

To supplement our consolidated financial statements presented in accordance with U.S. GAAP, we have prepared a net cash loss for our ongoing operations for the periods ended March 31, 2012 and 2011, which is a non-GAAP measure. This non-GAAP measure is provided to enhance the understanding of our current financial performance and prospects for the future. This measure should be considered in addition to results prepared in conformity with GAAP and should not be considered a substitute for, or superior to, GAAP results.

A reconciliation of the net loss as contained in our consolidated statement of operations to net cash loss from ongoing operations is as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Net loss for the period	$(8.5)	$(9.8)
Depreciation and amortization	2.4	2.4
Amortization of debt discount	1.0	1.2
Amortization of debt modification costs	0.1	0.1
Stock-based compensation expense	0.1	0.1
Non-cash portion of income taxes	0.1	0.3

Net cash loss for our ongoing operations for the period	$(4.8)	$(5.7)

We believe that existing cash and investment balances, as well as cash flows generated from operations, and other actions taken by the Company will be adequate to meet our liquidity needs, planned capital expenditures and the debt service requirements of the senior secured credit facility and notes payable, during the 12-month period following the date of this report at both the holding company and insurance company levels. For the three months ended March 31, 2012, our net cash used in operations was $16.9 million. We believe that this amount will be significantly reduced for the year ending December 31, 2012 due to our exit from the Michigan business, premium production stabilizing and quota-share reinsurance already being in place in 2011. These items had a substantial impact on the net cash used in operations during 2011. However, if premium production levels were to continue to decline this could have a material negative impact on operating results, financial position, cash flow and debt covenant compliance. We do not currently know of any events that could cause a material increase or decrease in our long-term liquidity needs other than the 2014 expiration of our senior secured credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. The fair value of our fixed-income securities as of March 31, 2012 was $102.1 million. The effective average duration of the portfolio as of March 31, 2012 was 1.7 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 1.7%, or $1.7 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 1.7%, or $1.7 million, increase in the market value of our fixed-income investment portfolio.

Our senior secured credit facility is also subject to interest rate risk. In March 2011, we entered into an amendment that changed the pricing to be tiered based on the leverage ratio and includes a LIBOR floor of 3.0%. The interest rate is floating based on LIBOR plus increments tied to our leverage ratio. Effective April 1, 2011, the pricing under the agreement changed to if the leverage ratio is greater than 2.3, the pricing is LIBOR plus 9.00%. If the leverage ratio is greater than 2.0 and less than or equal to 2.3, the pricing is LIBOR plus 7.50%. If the leverage ratio is greater than 1.8 and less than or equal to 2.0, the pricing is LIBOR plus 6.25%. The pricing for leverage ratios less than or equal to 1.8 was unchanged. The interest rate at March 31, 2012 was 10.5%.

Our notes payable are also subject to interest rate risk. The $30.9 million notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of March 31, 2012 was 4.07%. The $25.8 million notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of March 31, 2012 was 4.02%. The $20.2 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.95%. The interest rate as of March 31, 2012 was 4.42%.

Credit risk. An additional exposure to our investment portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At March 31, 2012 and December 31, 2011, respectively, our investments were in the following:

	March 31, 2012	December 31, 2011
Corporate debt securities	46.1%	50.1%
FDIC-insured certificates of deposit	20.2	17.2
States and political subdivisions	15.3	14.0
U.S. Treasury and government agencies	11.7	9.8
Mortgage-backed securities	6.7	8.9

Total	100.0%	100.0%

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	March 31, 2012	December 31, 2011
Total invested assets	$102,136	$122,922
Tax-equivalent book yield	2.37%	2.44%
Average duration in years	1.66	1.82
Average S&P rating	AA-	A+

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

Our hedge fund investment of $3.0 million at March 31, 2012 is also subject to credit and counterparty risk, in the event that issuers of any of the underlying commercial and residential mortgage-backed securities should default. However, this investment is not material to our overall investment portfolio or consolidated assets and we have established investment policy guidelines to limit the amount of investments other than high quality fixed-income securities.

The table below presents the total amount of receivables due from reinsurance as of March 31, 2012 and December 31, 2011, respectively (in thousands):

	March 31, 2012	December 31, 2011
Michigan Catastrophic Claims Association	$43,087	$44,049
Quota-share reinsurer for agreement effective September 1, 2011	36,922	22,102
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and January 2011	19,171	46,103
Vesta Insurance Group	10,087	10,068
Excess of loss reinsurers	5,052	5,458
Other	3,674	3,667

Total reinsurance receivable	$117,993	$131,447

The quota-share reinsurers and excess of loss reinsurers all have A ratings from A.M. Best. Accordingly, we believe there is minimal risk related to these reinsurance receivables.

The Michigan Catastrophic Claims Association (MCCA) is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan. For policies effective in 2012 and 2011 the retention amount was $0.5 million. As a writer of personal automobile policies in the state of Michigan, we cede premiums and claims to the MCCA. Funding for MCCA comes from assessments against active automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiaries Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement in September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At March 31, 2012, the VFIC Trust held $16.8 million (after cumulative withdrawals of $8.7 million through March 31, 2012), consisting of a $14.7 million U.S. Treasury money market account and $2.1 million of corporate bonds rated BBB+ or higher, to collateralize the $10.1 million net recoverable (net of $2.9 million payable) from VFIC.

At March 31, 2012, $2.6 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $20.7 million in securities (the AIC Trust). The Special Deputy Receiver (SDR) in Texas drew down the AIC Trust $0.4 million through March 2012, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through March 2012.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of March 31, 2012, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Item 4.	Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the U.S. Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of March 31, 2012. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

The Company and its subsidiaries are named from time to time as parties in various legal actions arising in the ordinary course of the Company’s business and arising out of or related to claims made in connection with the Company’s insurance policies and claims handling. There are no material changes with respect to legal and regulatory proceedings previously disclosed in Note 15 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors

There are no material changes with respect to those risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the year ended December 31, 2011.

Item 1B.	Unresolved Staff Comments

Since October 2011, we have had ongoing discussions with the staff of the U.S. Securities and Exchange Commission via the comment letter process concerning our evaluation of goodwill impairment as of December 31, 2010. We cannot make a determination of what the outcome of these discussions will be at this point in time.

Item 6.	Exhibits

31.1	Certification of Gary Y. Kusumi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Gary Y. Kusumi, Chairman of the Board and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Affirmative Insurance Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Stockholders’ Equity (Deficit), (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: May 15, 2012	By:	/s/ Michael J. McClure

Michael J. McClure
Executive Vice President and Chief Financial Officer (and in his capacity as Principal Financial Officer)