Form 10-Q
period 2012-06-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2012-08-14
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of August 10, 2012: 15,408,358

AFFIRMATIVE INSURANCE HOLDINGS, INC.

SIX MONTHS ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2012	December 31, 2011
		(As Adjusted See Note 1)
Assets
Available-for-sale securities, at fair value	$82,340	$122,922
Other invested assets	3,098	2,898
Cash and cash equivalents	29,248	28,559
Fiduciary and restricted cash	779	2,478
Accrued investment income	646	1,058
Premiums and fees receivable, net	23,607	22,579
Premium finance receivable, net	40,351	38,082
Commissions receivable	1,525	1,786
Receivable from reinsurers	116,264	131,447
Income taxes receivable	48	739
Investment in real property, net	11,355	11,776
Property and equipment (net of accumulated depreciation of $55,622 for 2012 and $51,204 for 2011)	28,423	32,130
Goodwill	23,448	23,448
Other intangible assets (net of accumulated amortization of $7,665 for 2012 and 2011)	14,509	14,609
Prepaid expenses	4,496	5,147
Other assets (net of allowance for doubtful accounts of $7,213 for 2012 and 2011)	1,936	1,944

Total assets	$382,073	$441,602

Liabilities and Stockholders’ Deficit
Liabilities:
Reserves for losses and loss adjustment expenses	$155,378	$183,836
Unearned premium	62,838	58,242
Amounts due to reinsurers	29,102	38,224
Deferred revenue	5,402	4,816
Capital lease obligation	17,651	20,301
Senior secured credit facility	91,266	91,683
Notes payable	76,849	76,857
Deferred tax liability	3,096	2,928
Deferred acquisition costs, net	1,437	6,464
Other liabilities	34,456	39,228

Total liabilities	477,475	522,579

Stockholders’ deficit:
Common stock, $0.01 par value; 75,000,000 shares authorized, 18,202,221 shares issued and 15,408,358 shares outstanding at June 30, 2012 and at December 31, 2011	182	182
Additional paid-in capital	166,515	166,342
Treasury stock, at cost (2,793,863 shares at June 30, 2012 and December 31, 2011)	(32,910)	(32,910)
Accumulated other comprehensive loss	(650)	(227)
Retained deficit	(228,539)	(214,364)

Total stockholders’ deficit	(95,402)	(80,977)

Total liabilities and stockholders’ deficit	$382,073	$441,602

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(As Adjusted See Note 1)		(As Adjusted See Note 1)
Revenues
Net premiums earned	$34,935	$46,671	$69,116	$97,222
Commission income and fees	14,929	17,298	31,112	37,328
Net investment income	693	1,290	1,753	2,813
Net realized gains (losses)	702	(36)	729	116
Other income	500	221	500	249

Total revenues	51,759	65,444	103,210	137,728

Expenses
Net losses and loss adjustment expenses	26,719	29,409	52,389	69,814
Selling, general and administrative expenses	23,611	27,441	50,432	61,304
Depreciation and amortization	2,252	2,430	4,630	4,807

Total expenses	52,582	59,280	107,451	135,925

Operating income (loss)	(823)	6,164	(4,241)	1,803
Loss on interest rate swaps	—	—	—	(2)
Interest expense	4,850	5,727	9,766	10,730

Income (loss) before income tax expense	(5,673)	437	(14,007)	(8,929)
Income tax expense	22	418	168	862

Net income (loss)	$(5,695)	$19	$(14,175)	$(9,791)

Basic loss per common share:
Net loss	$(0.37)	$—	$(0.92)	$(0.64)

Diluted loss per common share:
Net loss	$(0.37)	$—	$(0.92)	$(0.64)

Weighted average common shares outstanding:
Basic	15,408	15,408	15,408	15,408

Diluted	15,408	15,408	15,408	15,408

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(As Adjusted See Note 1)		(As Adjusted See Note 1)
Net income (loss)	$(5,695)	$19	$(14,175)	$(9,791)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities arising during period	(48)	384	187	112
Reclassification adjustment for realized (gains) losses included in net income (loss)	(601)	36	(610)	(116)

Other comprehensive income (loss), net	(649)	420	(423)	(4)

Total comprehensive income (loss)	$(6,344)	$439	$(14,598)	$(9,795)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share data)

	Six Months Ended June 30,
	2012		2011
	Shares	Amounts	Shares	Amounts
				(As Adjusted See Note 1)
Common stock
Balance at beginning of year	18,202,221	$182	17,768,721	$178
Issuance of restricted stock awards	—	—	433,500	4

Balance at end of period	18,202,221	182	18,202,221	182

Additional paid-in capital
Balance at beginning of year		166,342		165,776
Stock-based compensation		173		214

Balance at end of period		166,515		165,990

Treasury stock
Balance at beginning of year and end of period	2,793,863	(32,910)	2,360,363	(32,906)

Accumulated other comprehensive income (loss)
Balance at beginning of year		(227)		445
Unrealized loss on available-for-sale investment securities		(423)		(4)

Balance at end of period		(650)		441

Retained Deficit
Balance at beginning of year		(214,364)		(51,767)
Net loss		(14,175)		(9,791)

Balance at end of period		(228,539)		(61,558)

Total stockholders’ equity (deficit)		$(95,402)		$72,149

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
		(As Adjusted See Note 1)
Cash flows from operating activities
Net loss	$(14,175)	$(9,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,050	4,807
Stock-based compensation expense	156	194
Amortization of debt modification costs	188	206
Amortization of debt discount	1,978	2,342
Net realized gains from sales of available-for-sale securities	(610)	(116)
Fair value gain on investment in hedge fund	(200)	(276)
Gain on disposal of assets	(119)	—
Amortization of premiums on investments, net	983	1,631
Provision for doubtful premiums receivable	360	(181)
Loss on interest rate swaps	—	2
Proceeds from insurance recoveries	—	212
Paid-in-kind interest	1,777	—
Change in operating assets and liabilities:
Fiduciary and restricted cash	1,699	3,692
Premiums, fees and commissions receivable, net	(1,127)	14,584
Reserves for losses and loss adjustment expenses	(28,458)	(22,193)
Amounts due from reinsurers	6,061	(13,928)
Premium finance receivable, net (related to our insurance premiums)	(1,870)	3,389
Deferred revenue	586	(1,771)
Unearned premium	4,596	(20,437)
Deferred acquisition costs, net	(5,027)	685
Deferred taxes	168	637
Income taxes receivable	691	1,019
Other	(4,866)	(4,880)

Net cash used in operating activities	(32,159)	(40,173)

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	21,173	39,798
Proceeds from maturities of available-for-sale securities	21,375	19,363
Purchases of available-for-sale securities	(2,762)	(13,458)
Premium finance receivable, net (related to third-party insurance premiums)	(399)	(1,710)
Purchases of property and equipment	(896)	(1,457)
Proceeds from insurance recoveries	30	—
Investment in real property, net	—	(550)

Net cash provided by investing activities	38,521	41,986

Cash flows from financing activities
Principal payments under capital lease obligations	(2,650)	(2,460)
Principal payments on senior secured credit facility	(3,023)	(5,118)
Debt modification costs paid	—	(769)

Net cash used in financing activities	(5,673)	(8,347)

Net increase (decrease) in cash and cash equivalents	689	(6,534)
Cash and cash equivalents at beginning of year	28,559	46,364

Cash and cash equivalents at end of period	$29,248	$39,830

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,135	$7,492
Cash paid for income taxes	239	310

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

The following table illustrates the effect of adopting ASU 2010-26 in the consolidated balance sheets (in thousands):

	December 31, 2011
	Previously Reported	As Adjusted
Deferred acquisition costs, net	$3,206	$(6,464)
Stockholders’ deficit	(71,307)	(80,977)

The following table illustrates the effect of adopting ASU 2010-26 in the consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Previously Reported	As Adjusted	Previously Reported	As Adjusted
Selling, general and administrative expenses	$28,274	$27,441	$61,975	$61,304
Net income (loss)	(814)	19	(10,462)	(9,791)
Net loss per share:
Basic	(0.05)	—	(0.68)	(0.64)
Diluted	(0.05)	—	(0.68)	(0.64)

ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Additionally, if the carrying amount of a reporting unit is zero or negative, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, a qualitative assessment will be performed. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. This standard is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU gives entities testing indefinite-lived intangible assets for impairment the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. However, if an entity concludes otherwise, a quantitative impairment test is required. This guidance is effective for annual and interim impairment tests beginning January 1, 2013, with early adoption permitted. Management does not believe the adoption of this update will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

2.	Available-for-Sale Investment Securities

The Company’s available-for-sale investment securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity (deficit). No income tax effect of unrealized gains and losses is reflected in other comprehensive income (loss) due to the Company carrying a full deferred tax valuation allowance. Gains and losses realized on the disposition of investment securities are determined on the specific-identification basis and credited or charged to income.

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at June 30, 2012 and December 31, 2011, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
U.S. Treasury and government agencies	$11,367	$140	$(3)	$11,504
Mortgage-backed securities	3,947	28	(53)	3,922
States and political subdivisions	11,581	244	(2)	11,823
Corporate debt securities	37,690	466	(14)	38,142
FDIC-insured certificates of deposit	16,866	86	(3)	16,949

Total	$81,451	$964	$(75)	$82,340

December 31, 2011
U.S. Treasury and government agencies	$11,804	$172	$(1)	$11,975
Mortgage-backed securities	10,803	283	(135)	10,951
States and political subdivisions	16,841	338	(1)	17,178
Corporate debt securities	61,031	764	(158)	61,637
FDIC-insured certificates of deposit	21,131	53	(3)	21,181

Total	$121,610	$1,610	$(298)	$122,922

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at June 30, 2012 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$44,934	$45,242
Due after one year through five years	30,618	31,186
Due after five years through ten years	1,952	1,990
Mortgage-backed securities	3,947	3,922

Total	$81,451	$82,340

Gross realized gains and losses on available-for-sale investments for the six months ended June 30 were as follows (in thousands):

	2012	2011
Gross gains	$728	$212
Gross losses	(118)	(96)

Total	$610	$116

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at June 30, 2012 and December 31, 2011, the fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	June 30, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$1,578	$(3)	$—	$—	$1,578	$(3)
Mortgage-backed securities	1,701	(26)	851	(27)	2,552	(53)
States and political subdivisions	—	—	73	(2)	73	(2)
Corporate debt securities	1,942	(13)	180	(1)	2,122	(14)
FDIC-insured certificates of deposit	1,272	(3)	—	—	1,272	(3)

Total	$6,493	$(45)	$1,104	$(30)	$7,597	$(75)

	December 31, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$505	$(1)	$—	$—	$505	$(1)
Mortgage-backed securities	2,688	(36)	3,312	(99)	6,000	(135)
States and political subdivisions	—	—	74	(1)	74	(1)
Corporate debt securities	13,982	(137)	1,344	(21)	15,326	(158)
FDIC-insured certificates of deposit	958	(1)	348	(2)	1,306	(3)

Total	$18,133	$(175)	$5,078	$(123)	$23,211	$(298)

The Company’s portfolio contained approximately 24 and 34 individual investment securities that were in an unrealized loss position as of June 30, 2012 and December 31, 2011, respectively.

The unrealized losses at June 30, 2012 were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. On a quarterly basis, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, duration and extent to which the fair value is less than cost. If the fair value of a debt security is less than its amortized cost basis, an other-than-

temporary impairment may be triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income. The Company also considers potential adverse conditions related to the financial health of the issuer based on rating agency actions. At June 30, 2012, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

3.	Reinsurance

In the ordinary course of business, the Company places reinsurance with other insurance companies in order to provide greater diversification of its business and limit the potential for losses arising from large risks. In addition, the Company assumes reinsurance from other insurance companies.

A quota-share reinsurance agreement was put in place effective January 1, 2011 ceding 28% of gross written premium in all states other than Michigan through December 31, 2011. This contract terminated on January 1, 2012 on a cut-off basis and resulted in the return of $11.8 million of ceded unearned premium, net of $4.3 million of deferred ceding commissions. Written premiums ceded under this agreement totaled $50.6 million.

In 2011, the Company entered into an additional quota-share agreement with a third-party reinsurance company under which the Company ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $16.5 million and $40.1 million during the three and six months ended June 30, 2012, respectively. Written premiums ceded under this agreement totaled $63.0 million since inception.

In June 2012, the Company entered into a reinsurance agreement with third-party reinsurers which provides $5.0 million in excess of the first $3.0 million of losses coverage for catastrophic events that may involve multiple insured losses.

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Three Months Ended June 30,
	2012			2011
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$37,352	$45,551	$33,854	$42,191	$58,072	$45,810
Reinsurance assumed	9,746	9,041	8,527	7,409	10,641	(891)
Reinsurance ceded	(16,807)	(19,657)	(15,662)	(14,624)	(22,042)	(15,510)

Total	$30,291	$34,935	$26,719	$34,976	$46,671	$29,409

	Six Months Ended June 30,
	2012			2011
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$92,646	$91,023	$64,397	$108,067	$123,311	$95,574
Reinsurance assumed	20,020	16,928	14,021	19,312	24,058	9,270
Reinsurance ceded	(24,637)	(38,835)	(26,029)	(36,166)	(50,147)	(35,030)

Total	$88,029	$69,116	$52,389	$91,213	$97,222	$69,814

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Selling, general and administrative expenses	$(5,876)	$(6,313)	$(12,371)	$(13,485)

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	June 30, 2012	December 31, 2011
Losses and loss adjustment expense reserves	$75,615	$78,510
Unearned premium reserve	22,475	36,674

Total	$98,090	$115,184

The table below presents the total amount of receivables due from reinsurers as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Michigan Catastrophic Claims Association	$43,044	$44,049
Quota-share reinsurer for agreement effective September 1, 2011	42,231	22,102
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and January 2011	12,077	46,103
Vesta Insurance Group	10,071	10,068
Excess of loss reinsurers	5,624	5,458
Other	3,217	3,667

Total reinsurance receivable	$116,264	$131,447

The quota-share reinsurers and the excess of loss reinsurers all have A ratings from A.M. Best. Accordingly, the Company believes there is minimal credit risk related to these reinsurance receivables. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), the Company’s wholly-owned subsidiaries, Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura), had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At June 30, 2012, the VFIC Trust held $16.8 million (after cumulative withdrawals of $8.7 million through June 30, 2012), consisting of $14.7 million of a U.S. Treasury money market account and $2.1 million of corporate bonds rated BBB+ or higher, to collateralize the $10.1 million net recoverable (net of $2.9 million payable) from VFIC.

The Company assumes reinsurance from a Texas county mutual insurance company (the county mutual) whereby the Company has assumed 100% of the policies issued by the county mutual for business produced by the Company’s owned general agents. The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. AIC has established a trust to secure the Company’s obligation under this reinsurance contract with a balance of $29.9 million and $34.4 million as of June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012, $2.5 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies. Affirmative established a trust account to collateralize this payable, which currently holds $20.7 million in securities (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through June 2012, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through June 2012.

4.	Premium Finance Receivables, Net

Premium finance receivables (related to policies of both the Company and third-party carriers) were as follows at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Premium finance contracts	$42,987	$40,472
Unearned finance charges	(2,136)	(1,911)
Allowance for credit losses	(500)	(479)

Total	$40,351	$38,082

Premium finance receivables are secured by the underlying unearned policy premiums for which the Company obtains assignment from the policyholder in the event of non-payment. When a payment becomes past due, the Company cancels the underlying policy with the insurance carrier and receives the unearned premium to clear unpaid principal and interest. The loan is closed by writing off any uncollected amounts or refunding any overpayment to the customer. An insignificant amount of finance receivables are past due in excess of thirty days. Losses due to non-realization of premium finance receivables were $0.1 million, or 0.3% of total premiums financed, for the three months ended June 30, 2012, and $0.3 million, or 0.7% of total premiums financed, for the three months ended June 30, 2011. Losses due to non-realization of premium finance receivables were $0.3 million, or 0.4% of total premiums financed, for the six months ended June 30, 2012, and $0.7 million, or 0.8% of total premiums financed, for the six months ended June 30, 2011.

5.	Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commissions and premium taxes, net of ceding commission income, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization expense were as follows for the three months ended June 30, 2012 and 2011 (in thousands):

	Gross	Ceded	Net
Balance at April 1, 2012	$4,963	$(7,222)	$(2,259)
Additions	3,923	(4,698)	(775)
Amortization	(3,925)	5,522	1,597

Ending balance at June 30, 2012	$4,961	$(6,398)	$(1,437)

Balance at April 1, 2011, as adjusted	$7,348	$(7,251)	$97
Additions	3,451	(3,550)	(99)
Amortization	(5,695)	5,471	(224)

Ending balance at June 30, 2011, as adjusted	$5,104	$(5,330)	$(226)

The components of deferred policy acquisition costs and the related amortization expense were as follows for the six months ended June 30, 2012 and 2011 (in thousands):

	Gross	Ceded	Net
Balance at January 1, 2012	$3,668	$(10,132)	$(6,464)
Additions	8,690	(7,162)	1,528
Amortization	(7,397)	10,896	3,499

Ending balance at June 30, 2012	$4,961	$(6,398)	$(1,437)

Balance at January 1, 2011, as adjusted	$9,432	$(8,972)	$460
Additions	9,255	(8,978)	277
Amortization	(13,583)	12,620	(963)

Ending balance at June 30, 2011, as adjusted	$5,104	$(5,330)	$(226)

6.	Debt

The Company’s long-term debt instruments and balances outstanding at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,147	20,155

Total notes payable	76,849	76,857
Senior secured credit facility, net of discount	91,266	91,683

Total long-term debt	$168,115	$168,540

The $30.9 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of June 30, 2012 was 4.07%.

The $25.8 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of June 30, 2012 was 4.02%.

On February 28, 2012, the Company exercised its right to defer interest payments on the two Notes Payable mentioned above beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to the Company’s unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of June 30, 2012. The Company will continue to accrue interest on the principal during the extension period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the extension period and totaled $1.1 million as of June 30, 2012.

The $20.1 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust to the three-month LIBOR rate plus 3.95%. The interest rate as of June 30, 2012 was 4.42%.

The pricing under the senior secured credit facility is currently subject to a LIBOR floor of 3.00% plus 6.25%, and is tiered based on the Company’s leverage ratio. The interest rate as of June 30, 2012 was 10.5%. As of June 30, 2012, the principal balance of the senior secured credit facility was $97.2 million.

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

Property under capital lease consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Computer software, software licenses and hardware	$28,189	$28,189
Accumulated depreciation	(11,154)	(8,821)

Computer software, software licenses and hardware, net	$17,035	$19,368

Estimated future lease payments for the years ending December 31 (in thousands):

2012	$3,368
2013	6,736
2014	6,736
2015	2,807

Total estimated future lease payments	19,647
Less: Amount representing interest	1,996

Present value of future lease payments	$17,651

8.	Income Taxes

The provision for income taxes for the three and six months ended June 30, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current tax expense (benefit)	$(62)	$100	$—	$225
Deferred tax expense	84	318	168	637

Net income tax expense	$22	$418	$168	$862

The Company’s effective tax rate differed from the statutory rate of 35% for the three and six months ended June 30 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income (loss) before income taxes	$(5,673)	$437	$(14,007)	$(8,929)
Tax provision computed at the federal statutory income tax rate	(1,985)	153	(4,902)	(3,125)
Increases (reductions) in tax resulting from:
Tax-exempt interest	(23)	(35)	(51)	(74)
State income taxes	(28)	104	295	(30)
IRS audit settlement	(118)	—	(118)	—
Valuation allowance	2,185	162	4,961	4,018
Other	(9)	34	(17)	73

Income tax expense	$22	$418	$168	$862

Effective tax rate	(0.4)%	95.7%	(1.2)%	(9.7)%

Our gross deferred tax assets prior to recognition of valuation allowance were $97.0 million and $92.7 million at June 30, 2012 and December 31, 2011, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we have recorded a valuation allowance of $94.0 million and $88.9 million at June 30, 2012 and December 31, 2011, respectively.

9.	Legal and Regulatory Proceedings

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

On February 3, 2012, the Chapter 7 Trustee for the Estate of Inga Nikokhosyan filed suit against Affirmative Insurance Company (AIC) and Platinum Claims Services, Inc. (Platinum) in the Superior Court for the State of California, County of Los Angeles. Platinum is a third-party claims administrator contracted by AIC to handle claims written through an unaffiliated program managed by Carnegie General Insurance Agency. The lawsuit alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional infliction of emotional distress, and punitive damages arising out of Platinum’s handling of a claim. The parties are proceeding to discovery. The Company believes that these claims lack merit and intends to defend itself vigorously. No estimate of the range of potential loss can be made at this time.

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

The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. As of December 31, 2011, Affirmative Insurance Company was deficient in meeting the qualifying investments requirement by $18.9 million. Management submitted a plan to cure the deficiency and the Illinois Department of Insurance approved management’s plan to cure the deficiency by September 30, 2012. Management is working on a number of actions to cure the deficiency. If AIC is not compliant as of September 30, 2012, AIC could be deemed to be in hazardous financial condition and the Director of the Illinois Department of Insurance could take one or more of the actions authorized by law for insurers in hazardous financial condition.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business. If AIC was not in compliance with the requirement by September 30, 2012, it could have a material adverse effect on the Company’s operations and the interests of its creditors and stockholders and could raise significant uncertainty about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities related to the going concern uncertainty.

10.	Net Loss Per Common Share

Net loss per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and restricted stock. Stock options outstanding of 502,000 for the three and six months ended June 30, 2012 and stock options outstanding of 558,900 for the three and six months ended 2011 were not included in the computation of diluted earnings per share because there is a loss from operations in the respective periods and thus the inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Income (loss) from continuing operations	$(5,695)	$19	$(14,175)	$(9,791)

Denominator:
Weighted average common shares outstanding	15,408	15,408	15,408	15,408

Weighted average diluted shares outstanding	15,408	15,408	15,408	15,408

Basic loss per common share from continuing operations:	$(0.37)	$—	$(0.92)	$(0.64)

Diluted loss per common share from continuing operations:	$(0.37)	$—	$(0.92)	$(0.64)

11.	Related Party Transactions

The Company has entered into certain transactions with a partnership that is affiliated with J. Christopher Flowers. Mr. Flowers is affiliated with New Affirmative LLC, the majority shareholder of the Company.

In the fourth quarter of 2010, the Company committed to invest $2.5 million in Varadero, a hedge fund, and $10.0 million in a related liquidity-focused product. The investment manager of Varadero is Varadero Capital, L.P., of which Varadero GP, LLC is the general partner. Both the investment manager and general partner are partially-owned by an entity affiliated with Mr. Flowers. As of

June 30, 2012, the Company had funded $2.5 million in the hedge fund and approximately $3.9 million in the related liquidity-focused product. At June 30, 2012, the fair value of the hedge fund was approximately $3.1 million, based on net asset value and recorded as other invested assets, and the fair value of the liquidity-focused product was approximately $3.9 million, included in available-for-sale securities in the consolidated balance sheets.

12.	Fair Value of Financial Instruments

The Company utilizes a hierarchy of valuation techniques for the disclosure of fair value estimates based on whether the significant inputs into the valuation are observable. In determining the level of hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The Company measures certain assets and liabilities at fair value on a recurring basis, including investment securities classified as available-for-sale, cash equivalents and other invested assets. Following is a brief description of the type of valuation information that qualifies as a financial asset or liability for each level:

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

Where possible, the Company utilizes quoted market prices to measure fair value. For assets and liabilities that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices in active markets are unavailable, the Company determines fair values based on independent external valuation information obtained from independent pricing services, which utilize various models and valuation techniques based on a range of inputs including pricing models, quoted market prices of publicly traded securities with similar duration and yield, time value, yield curve, prepayment speeds, default rates and discounted cash flows. In most cases, these estimates are determined based on independent third-party valuation information, and the amounts are disclosed as Level 2 or Level 3 of the fair value hierarchy depending on the level of observable market inputs. Additional pricing services are used as a comparison to ensure that realistic fair values are used in pricing the investment portfolio.

Financial assets measured at fair value on a recurring basis

The following table provides information as of June 30, 2012 about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and government agencies	$11,504	$11,504	$—	$—
Mortgage-backed securities	3,922	—	3,922	—
States and political subdivisions	11,823	—	11,823	—
Corporate debt securities	38,142	—	38,142	—
FDIC-insured certificates of deposit	16,949	—	16,949	—

Total investment securities	82,340	11,504	70,836	—
Other invested assets	3,098	—	—	3,098

Total assets	$85,438	$11,504	$70,836	$3,098

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

Level 1 Financial assets

Financial assets classified as Level 1 in the fair value hierarchy include U.S. Treasury and government agencies securities and cash and cash equivalents. These securities are actively traded and the Company estimates the fair value of these securities using unadjusted quoted market prices.

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

Level 3 Financial assets

At June 30, 2012, the Company’s Level 3 financial assets include an investment in a hedge fund, which is presented as other invested assets in the consolidated balance sheets. The Company measured the fair value of the hedge fund on the basis of the net asset value of the fund as reported by the fund manager. The hedge fund is primarily invested in residential mortgage-backed securities and other asset-backed securities which are recorded at fair value as determined by the fund manager. Such fair value determination is based on quoted marked prices, bid prices, or the fund manager’s proprietary valuation models where quoted prices are unavailable or deemed to be inadequately representative of fair value. Significant decreases in the fair value of the underlying securities in the hedge fund would result in a significantly lower fair value measurement of other invested assets as reported in the consolidated balance sheets.

Fair value measurements for assets in Level 3 for the three months ended June 30, 2012 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at April 1, 2012	$3,016
Transfers into Level 3	—
Total gains included in earnings as net investment income	82
Settlements	—

Balance at June 30, 2012	$3,098

Fair value measurements for assets in Level 3 for the three months ended June 30, 2011 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at April 1, 2011	$2,735
Transfers into Level 3	—
Total gains included in earnings as net investment income	105
Settlements	—

Balance at June 30, 2011	$2,840

Fair value measurements for assets in Level 3 for the six months ended June 30, 2012 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2012	$2,898
Transfers into Level 3	—
Total gains included in earnings as net investment income	200
Settlements	—

Balance at June 30, 2012	$3,098

Fair value measurements for assets in Level 3 for the six months ended June 30, 2011 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2011	$2,564
Transfers into Level 3	—
Total gains included in earnings as net investment income	276
Settlements	—

Balance at June 30, 2011	$2,840

The Company did not have any transfers between Levels 1 and 2 during the period ended June 30, 2012.

Financial Instruments Disclosed, But Not Carried, At Fair Value

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

The following table presents the carrying value and fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at June 30, 2012 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$29,248	$29,248	$29,248	$—	$—
Fiduciary and restricted cash	779	779	779	—	—

Total	$30,027	$30,027	$30,027	$—	$—

Liabilities:
Notes payable	$76,849	$12,997	$—	$—	$12,997
Senior secured credit facility	91,266	73,701	—	—	73,701

Total	$168,115	$86,698	$—	$—	$86,698

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

As of June 30, 2012, our subsidiaries included insurance companies licensed to write insurance policies in 39 states, underwriting agencies, retail agencies with 200 owned stores and a relationship with two unaffiliated underwriting agencies. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) and distributing our own insurance policies through our owned retail stores and approximately 4,800 independent agents or brokers in 8 states (Louisiana, Texas, Illinois, Alabama, California, Missouri, Indiana and South Carolina). In March 2011, we discontinued writing new business in the state of Michigan, and in June 2011 we discontinued writing renewals.

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

The following table illustrates the effect of adopting ASU 2010-26 in the consolidated balance sheets (in thousands):

	December 31, 2011
	Previously Reported	As Adjusted
Deferred acquisition costs, net	$3,206	$(6,464)
Stockholders’ deficit	(71,307)	(80,977)

The following table illustrates the effect of adopting ASU 2010-26 in the consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Previously Reported	As Adjusted	Previously Reported	As Adjusted
Selling, general and administrative expenses	$28,274	$27,441	$61,975	$61,304
Net income (loss)	(814)	19	(10,462)	(9,791)
Net loss per share:
Basic	(0.05)	—	(0.68)	(0.64)
Diluted	(0.05)	—	(0.68)	(0.64)

ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Additionally, if the carrying amount of a reporting unit is zero or negative, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, a qualitative assessment will be performed. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. This standard is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Our qualitative assessment consisted of consideration of current and projected earnings, premium volume, and projected loss and expense ratios over the next five years, as well as business trends and market conditions. Based on this assessment, we do not believe it is more likely than not that goodwill impairment exists as of June 30, 2012. As a result, the two-step impairment test was not performed. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In addition to the above, refer to Note 1 to the unaudited Consolidated Financial Statements for a discussion of other accounting standards that have been adopted during 2012.

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

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written and assumed by distribution channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Our underwriting agencies:
Retail agencies	$31,913	$34,031	$78,666	$86,219
Independent agencies	12,254	11,808	27,924	32,939

Subtotal	44,167	45,839	106,590	119,158
Unaffiliated underwriting agencies	2,931	3,761	6,076	8,221

Total	$47,098	$49,600	$112,666	$127,379

Total gross premiums written for the three months ended June 30, 2012 decreased $2.5 million, or 5.0%, compared with the prior year quarter. Total gross premiums written for the six months ended June 30, 2012 decreased $14.7 million, or 11.6%, compared with the prior year period. This decrease was due to a decline in renewal policies because of a number of actions taken during 2010 and 2011 to increase prices and strengthen underwriting standards to improve the profitability of the gross premiums written. New business policies increased 27.0% for the three months ended June 30, 2012 compared to the prior year quarter, which was comprised of an 8.5% increase from our retail stores and an 85.5% increase from independent agents. New business policies increased 11.8% for the six months ended June 30, 2012 compared to the prior year period, which was comprised of a 4.9% increase from our retail stores and a 32.2% increase from independent agents. Based on new business and renewal trends, we anticipate that gross premiums written during the second half of 2012 will exceed the level written in the second half of 2011 if such trends continue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Our policies	$31,913	$34,031	$78,666	$86,219
Third-party carrier policies	10,403	12,122	26,769	27,555

Total	$42,316	$46,153	$105,435	$113,774

Gross premiums written of our policies in our retail distribution channel for the three and six months ended June 30, 2012 decreased $2.1 million and $7.6 million, or 6.2% and 8.8%, respectively, compared with the prior year. This decrease is a result of the decline in renewal policies. Third-party policies for the three and six months ended June 30, 2012 decreased $1.7 million and $0.8 million, or 14.2% and 2.9%, respectively, compared with the prior year.

In our independent agency distribution channel, gross premiums written for the three months ended June 30, 2012 increased $0.4 million, or 3.8%, compared with the prior year quarter. Gross premiums written for the six months ended June 30, 2012 decreased $5.0 million, or 15.2%, compared with the prior year period. We stopped writing new policies in Michigan in March 2011 and renewing policies in June 2011. Michigan represented $1.1 million of the decline.

Gross premiums written by our unaffiliated underwriting agencies for the three and six months ended June 30, 2012 decreased $0.8 million and $2.1 million, or 22.1% and 26.1%, respectively, compared with the prior year.

The following table displays our gross premiums written and assumed by state (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Louisiana	$22,810	$25,235	$56,485	$64,609
Texas	9,816	7,546	20,175	19,657
Illinois	5,099	5,782	12,367	13,836
Alabama	3,863	4,733	11,726	13,713
California	2,910	3,732	6,040	8,164
Indiana	1,538	1,340	3,782	3,486
South Carolina	566	700	1,198	1,747
Missouri	502	459	925	1,128
Michigan	—	55	—	1,015
Other	(6)	18	(32)	24

Total	$47,098	$49,600	$112,666	$127,379

The following table displays our net premiums written by distribution channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Our underwriting agencies:
Retail agencies — gross premiums written	$31,913	$34,031	$78,666	$86,219
Ceded reinsurance	(12,186)	(9,269)	(19,303)	(23,218)

Subtotal retail agencies net premiums written	19,727	24,762	59,363	63,001

Independent agencies — gross premiums written	12,254	11,808	27,924	32,939
Ceded reinsurance	(4,347)	(2,440)	(5,396)	(8,964)

Subtotal independent agencies net premiums written	7,907	9,368	22,528	23,975

Unaffiliated underwriting agencies — gross premiums written	2,931	3,761	6,076	8,221
Ceded reinsurance	(17)	(2,267)	624	(2,284)

Subtotal unaffiliated underwriting agencies net premiums written	2,914	1,494	6,700	5,937

Excess of loss coverages with various reinsurers	(126)	(407)	(270)	(1,375)
Catastrophe coverages with various reinsurers	(131)	(241)	(292)	(325)

Total net premiums written	$30,291	$34,976	$88,029	$91,213

Total net premiums written for the three months ended June 30, 2012 decreased $4.7 million, or 13.4%, compared with the prior year quarter. Total net premiums written for the six months ended June 30, 2012 decreased $3.2 million, or 3.5%, compared with the prior year period. The decreases were primarily due to the decline in gross written premium and a higher level of ceded written premium, which was partially offset during the first six months of the year by the termination of a quota-share reinsurance agreement on January 1, 2012. This contract, put in place effective January 1, 2011, terminated on a cut-off basis and resulted in the return of $11.8 million of ceded unearned premium, net of $4.3 million of deferred ceding commissions during the six months ended June 30, 2012.

In 2011, we entered into an additional quota-share agreement with a third-party reinsurance company under which we ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $16.5 million and $40.1 million during the three and six months ended June 30, 2012, respectively. Written premiums ceded under this agreement totaled $63.0 million since inception.

RESULTS OF OPERATIONS

We had a net loss of $5.7 million for the three months ended June 30, 2012 and net income of $0.02 million for the three months ended June 30, 2011. We had a net loss of $14.2 million and $9.8 million for the six months ended June 30, 2012 and 2011, respectively.

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

Total revenues for the three months ended June 30, 2012 decreased $13.7 million, or 20.9%, compared with the three months ended June 30, 2011. The decrease was due to decreases in net premiums earned, commission income and fees, and net investment income, partially offset by increases in net realized gains and other income.

The largest component of revenue is net premiums earned on insurance policies. Due to the decline in net written premiums, net premiums earned for the current quarter decreased $11.7 million, or 25.1%, to $34.9 million compared with the prior year quarter of $46.7 million. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our three distribution channels in both current and previous periods.

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

The following sets forth the components of consolidated commission income and fees earned for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2012	2011
Policyholder fees	$4,944	$6,109
Premium finance revenue	5,538	6,175
Commissions and fees	3,640	3,956
Agency fees	807	1,058

Total commission income and fees	$14,929	$17,298

Total commission income and fees decreased $2.4 million, or 13.7%, compared with the prior year quarter. Policyholder fees decreased $1.2 million, or 19.1%, due to the lower overall volume of premiums written and a change in mix of states. Premium finance revenue decreased $0.6 million, or 10.3%, due to decreases in the number of policies financed and revenue per policy. Commissions and fees decreased $0.3 million, or 8.0%, primarily due to decreases of third-party sales and ancillary product sales.

Net Investment Income. Net investment income includes income on our portfolio of debt securities and net rental income from our investment in real property. Net investment income for the current quarter decreased $0.6 million, or 46.3%, compared with the prior year quarter. The decrease was primarily due to a 48.0% decrease in total average invested assets to $89.0 million during the current quarter from $171.2 million in the prior year quarter, which was partially offset by a $0.1 million increase in income from our investment in real estate. The average investment yield was 2.2% (2.4% on a taxable equivalent basis) for both the current quarter and the prior year quarter.

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

Net losses and loss adjustment expenses for the current quarter decreased $2.7 million, or 9.1%, compared with the prior year quarter. The percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 76.5% in the current quarter, compared with 63.0% in the prior year quarter. The prior year quarter included $5.0 million of favorable prior period development. On an accident year basis, the net loss ratio was 75.8% in the current quarter, compared with 73.6% in the prior year quarter. The current quarter’s loss ratio was significantly impacted by the quota-share treaty. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 4.0 points for the three months ended June 30, 2012 and 1.7 points for the prior year quarter. Excluding the impact of the quota-share, the net loss ratio for the current accident year was comparable to the prior year quarter.

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and the retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs, including compensation and benefits. Selling, general and administrative expenses decreased $3.8 million, or 14.0%, compared with the prior year quarter, primarily due to a $2.1 million decline in employee compensation and benefits due to management actions to reduce expenses and a $1.8 million decline in deferred acquisition cost amortization expense due to a decrease in premiums.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended June 30,
	2012	2011, As Adjusted
Amortization of deferred acquisition costs, net	$(1,597)	$224
Other selling, general and administrative expenses	25,208	27,217

Total selling, general and administrative expenses	$23,611	$27,441

Total as a percentage of net premiums earned	67.6%	58.8%

Beginning deferred acquisition costs, net	$(2,259)	$97
Additions, net of ceding commission	(775)	(99)
Amortization, net of ceding commissions	1,597	(224)

Ending deferred acquisition costs	$(1,437)	$(226)

Amortization of deferred acquisition costs, net, as a percentage of net premiums earned	(4.6)%	0.5%

Interest Expense. Interest expense for the current quarter decreased $0.9 million, or 15.3%, compared with the prior year quarter. This decrease was due to decreases in the average debt outstanding, in the amortization of debt discount and in interest expense on the lease obligation entered into in May 2010. Amortization of debt discount was $1.0 million in the current quarter as compared with $1.2 million for the prior year quarter.

Income Taxes. Income tax expense for the current quarter was $0.1 million as compared with income tax expense of $0.4 million for the prior year quarter. Income tax expense for both periods represents increasing deferred tax liabilities arising from timing differences on goodwill and other intangible assets.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

Total revenues for the six months ended June 30, 2012 decreased $34.5 million, or 25.1%, compared with the six months ended June 30, 2011. The decrease was due to decreases in net premiums earned, commission income and fees, and net investment income, partially offset by increases in net realized gains and other income.

The largest component of revenue is net premiums earned on insurance policies. Due to the decline in net written premiums, net premiums earned for the current period decreased $28.1 million, or 28.9%, to $69.1 million compared with the prior year period of $97.2 million. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our three distribution channels in both current and previous periods.

Commission Income and Fees.

The following sets forth the components of consolidated commission income and fees earned for the current period and the prior year period (in thousands):

	Six Months Ended June 30,
	2012	2011
Policyholder fees	$9,718	$13,959
Premium finance revenue	11,079	12,288
Commissions and fees	8,399	8,663
Agency fees	1,916	2,418

Total commission income and fees	$31,112	$37,328

Total commission income and fees decreased $6.2 million, or 16.7%, compared with the prior year period. Policyholder fees decreased $4.2 million, or 30.4%, due to the lower overall volume of premiums written and a change in mix of states. Premium finance revenue decreased $1.2 million, or 9.8%, due to decreases in the number of policies financed and revenue per policy. Commissions and fees decreased $0.3 million, or 3.0%, due to a decrease in ancillary product sales.

Net Investment Income. Net investment income includes income on our portfolio of debt securities and net rental income from our investment in real property. Net investment income for the current period decreased $1.1 million, or 37.7%, compared with the prior year period. The decrease was primarily due to a 46.6% decrease in total average invested assets to $97.7 million during the current period from $183.1 million in the prior year period, which was partially offset by a $0.2 million increase in income from our investment in real estate. The average investment yield was 2.2% (2.4% on a taxable equivalent basis) in both the current period and comparable prior year period.

Losses and Loss Adjustment Expenses. Net losses and loss adjustment expenses for the current period decreased $17.4 million, or 25.0%, compared with the prior year period. The percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 75.8% in the current period, compared with 71.8% in the prior year period. The prior year period included $5.0 million of favorable prior period development. On an accident year basis, the net loss ratio was 75.8% in the current period, compared with 77.0% in the prior year period. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 4.7 points for the current period and 3.3 points for the prior year period. Excluding the impact of the quota-share, the net loss ratio for the current accident year was 71.0% for the six months ended June 30, 2012 and 73.6% for the comparable prior year period. This decrease reflects the pricing and underwriting actions that commenced in the second half of 2010.

Selling, General and Administrative Expenses. The largest component of selling, general and administrative expenses is personnel costs, including compensation and benefits. Selling, general and administrative expenses decreased $10.9 million, or 17.7%, compared with the prior year period, primarily due to a $5.5 million decline in employee compensation and benefits due to management actions to reduce expenses and a $4.5 million decline in deferred acquisition cost amortization expense due to a decrease in premiums.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Six Months Ended June 30,
	2012	2011, As Adjusted
Amortization of deferred acquisition costs, net	$(3,499)	$963
Other selling, general and administrative expenses	53,931	60,341

Total selling, general and administrative expenses	$50,432	$61,304

Total as a percentage of net premiums earned	73.0%	63.1%

Beginning deferred acquisition costs, net	$(6,464)	$460
Additions, net of ceding commission	1,528	277
Amortization, net of ceding commissions	3,499	(963)

Ending deferred acquisition costs	$(1,437)	$(226)

Amortization of deferred acquisition costs, net, as a percentage of net premiums earned	(5.1)%	1.0%

Interest Expense. Interest expense for the current period decreased $1.0 million, or 9.0%, compared with the prior year period. This decrease was due to decreases in the average debt outstanding, in the amortization of debt discount and in interest expense on the lease obligation entered into in May 2010. Amortization of debt discount was $2.0 million in the current period as compared with $2.3 million for the prior year period.

Income Taxes. Income tax expense for the current period was $0.2 million as compared with income tax expense of $0.9 million for the prior year period. Income tax expense for both periods represents increasing deferred tax liabilities arising from timing differences on goodwill and other intangible assets.

Our gross deferred tax assets prior to recognition of valuation allowance were $97.0 million and $92.7 million at June 30, 2012 and December 31, 2011, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $94.0 million and $88.9 million at June 30, 2012 and December 31, 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of June 30, 2012, we had $4.6 million of cash and cash equivalents at our holding company and non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of June 30, 2012, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, as mentioned previously, our non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. As of December 31, 2011, Affirmative Insurance Company was deficient in meeting the qualifying investments requirement by $18.9 million. Management submitted a plan to cure the deficiency and the Illinois Department of Insurance approved management’s plan to cure the deficiency by September 30, 2012. Management is working on a number of actions to cure the deficiency. If AIC is not compliant as of September 30, 2012, AIC could be deemed to be in hazardous financial condition and the Director of the Illinois Department of Insurance could take one or more of the actions authorized by law for insurers in hazardous financial condition.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business. If AIC is not in compliance with the requirement by September 30, 2012, it could have a material adverse effect on our operations and the interests of our creditors and stockholders and could raise significant uncertainty about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities related to the going concern uncertainty.

Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the

NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At June 30, 2012, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. At December 31, 2011, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. Effective January 1, 2012, the NAIC revised the Risk-Based Capital Model Act to include a risk-based capital trend test as another manner under which the company action level could be triggered and will be applied as of December 31, 2012. The test is applicable when an insurance company has a risk-based capital ratio between 200% and 300% and a combined ratio of more than 120%. If the risk-based capital trend test was in place during 2011, Affirmative Insurance Company would not have met the thresholds of the test as the combined ratio was 126%. However, we believe that AIC will pass the test in 2012 based on the actions that we have taken including the exit of the Michigan business, the underwriting and pricing actions that we began in the second half of 2010 and expense reductions.

On February 28, 2012, the Company exercised its right to defer interest payments on selected Notes Payable beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to the Company’s unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of June 30, 2012. The Company will continue to accrue interest on the principal during the extension period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the extension period.

Our operating subsidiaries’ primary sources of funds are premiums received, commission and fee income, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.

We believe that existing cash and investment balances, as well as cash flows generated from operations, and other actions taken by the Company will be adequate to meet our liquidity needs, planned capital expenditures and the debt service requirements of the senior secured credit facility and notes payable, during the 12-month period following the date of this report at both the holding company and insurance company levels. For the six months ended June 30, 2012, our net cash used in operations was $32.2 million. We believe that this amount will be significantly reduced for the year ending December 31, 2012 due to our exit from the Michigan business, premium production stabilizing and quota-share reinsurance already being in place in 2011. These items had a substantial impact on the net cash used in operations during 2011. However, if premium production levels were to continue to decline, this could have a material negative impact on operating results, financial position, cash flow and debt covenant compliance. We do not currently know of any events that could cause a material increase or decrease in our long-term liquidity needs other than the 2014 expiration of our senior secured credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. The fair value of our fixed-income securities as of June 30, 2012 was $82.3 million. The effective average duration of the portfolio as of June 30, 2012 was 1.5 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 1.5%, or $1.2 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 1.5%, or $1.2 million, increase in the market value of our fixed-income investment portfolio.

Our senior secured credit facility is also subject to interest rate risk. In March 2011, we entered into an amendment that changed the pricing to be tiered based on the leverage ratio and includes a LIBOR floor of 3.0%. The interest rate is floating based on LIBOR plus increments tied to our leverage ratio. Effective April 1, 2011, the pricing under the agreement changed to if the leverage ratio is greater than 2.3, the pricing is LIBOR plus 9.00%. If the leverage ratio is greater than 2.0 and less than or equal to 2.3, the pricing is LIBOR plus 7.50%. If the leverage ratio is greater than 1.8 and less than or equal to 2.0, the pricing is LIBOR plus 6.25%. The pricing for leverage ratios less than or equal to 1.8 was unchanged. The interest rate at June 30, 2012 was 10.5%.

Our notes payable are also subject to interest rate risk. The $30.9 million notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of June 30, 2012 was 4.07%. The $25.8 million notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of June 30, 2012 was 4.02%. The $20.2 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.95%. The interest rate as of June 30, 2012 was 4.42%.

Credit risk. An additional exposure to our investment portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At June 30, 2012 and December 31, 2011, respectively, our investments were in the following:

	June 30, 2012	December 31, 2011
Corporate debt securities	46.3%	50.1%
FDIC-insured certificates of deposit	20.6	17.2
States and political subdivisions	14.3	14.0
U.S. Treasury and government agencies	14.0	9.8
Mortgage-backed securities	4.8	8.9

Total	100.0%	100.0%

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	June 30, 2012	December 31, 2011
Total invested assets	$82,340	$122,922
Tax-equivalent book yield	2.37%	2.44%
Average duration in years	1.50	1.82
Average S&P rating	AA-	A+

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

Our hedge fund investment of $3.1 million at June 30, 2012 is also subject to credit and counterparty risk, in the event that issuers of any of the underlying commercial and residential mortgage-backed securities should default. However, this investment is not material to our overall investment portfolio or consolidated assets and we have established investment policy guidelines to limit the amount of investments other than high quality fixed-income securities.

The table below presents the total amount of receivables due from reinsurance as of June 30, 2012 and December 31, 2011, respectively (in thousands):

	June 30, 2012	December 31, 2011
Michigan Catastrophic Claims Association	$43,044	$44,049
Quota-share reinsurer for agreement effective September 1, 2011	42,231	22,102
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and January 2011	12,077	46,103
Vesta Insurance Group	10,071	10,068
Excess of loss reinsurers	5,624	5,458
Other	3,217	3,667

Total reinsurance receivable	$116,264	$131,447

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

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiaries Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement in September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At June 30, 2012, the VFIC Trust held $16.8 million (after cumulative withdrawals of $8.7 million through June 30, 2012), consisting of a $14.7 million U.S. Treasury money market account and $2.1 million of corporate bonds rated BBB+ or higher, to collateralize the $10.1 million net recoverable (net of $2.9 million payable) from VFIC.

At June 30, 2012, $2.5 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under reinsurance agreements with the VIG affiliated companies, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $20.7 million in securities (the AIC Trust). The Special Deputy Receiver (SDR) in Texas drew down the AIC Trust $0.4 million through June 2012, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through June 2012.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of June 30, 2012, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Item 4.	Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of June 30, 2012. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

There are no material changes with respect to those risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the year ended December 31, 2011, except as noted below.

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

Management submitted a plan to cure the deficiency and the Illinois Department of Insurance approved management’s plan to cure the deficiency by September 30, 2012. Management is working on a number of actions to cure the deficiency. If AIC is not compliant as of September 30, 2012, AIC could be deemed to be in hazardous financial condition and the Director of the Illinois Department of Insurance could take one or more of the actions authorized by law for insurers in hazardous financial condition.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business. If AIC is not in compliance with the requirement by September 30, 2012, it could have a material adverse effect on our operations and the interests of our creditors and stockholders and could raise uncertainty about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities related to the going concern uncertainty.

In addition, our common stock was delisted from the NASDAQ Global Select Market effective at the opening of the trading session on June 25, 2012. Accordingly, two risk factors that were disclosed in our 2011 10-K related to NASDAQ listing standards and NASDAQ Global Select Market’s corporate governance standards are no longer applicable.

Item 1B.	Unresolved Staff Comments

Since October 2011, we have had ongoing discussions with the staff of the U.S. Securities and Exchange Commission via the comment letter process concerning our evaluation of goodwill impairment as of December 31, 2010. We cannot make a determination of what the outcome of these discussions will be at this point in time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

31.1 Certification of Gary Y. Kusumi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Gary Y. Kusumi, Chairman of the Board and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 The following materials from Affirmative Insurance Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Stockholders’ Equity (Deficit), (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements, including detailed tagging of footnotes and schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: August 14, 2012	By:	/s/ Michael J. McClure
Michael J. McClure
Executive Vice President and Chief Financial Officer (and in his capacity as Principal Financial Officer)