Form 10-Q
period 2012-09-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2012-11-20
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of November 12, 2012: 15,408,358

AFFIRMATIVE INSURANCE HOLDINGS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2012	December 31, 2011
		(As Adjusted See Note 1)
Assets
Available-for-sale securities, at fair value	$70,142	$122,922
Other invested assets	3,309	2,898
Cash and cash equivalents	24,413	28,559
Fiduciary and restricted cash	568	2,478
Accrued investment income	644	1,058
Premiums and fees receivable, net	28,619	22,579
Premium finance receivable, net	41,490	38,082
Commissions receivable	1,698	1,786
Receivable from reinsurers	118,487	131,447
Income taxes receivable	16	739
Investment in real property, net	11,176	11,776
Property and equipment (net of accumulated depreciation of $57,990 for 2012 and $51,204 for 2011)	26,219	32,130
Goodwill	—	23,448
Other intangible assets (net of accumulated amortization of $7,665 for 2012 and 2011)	14,265	14,609
Prepaid expenses	6,971	5,147
Other assets (net of allowance for doubtful accounts of $7,213 for 2012 and 2011)	1,944	1,944

Total assets	$349,961	$441,602

Liabilities and Stockholders’ Deficit
Liabilities:
Reserves for losses and loss adjustment expenses	$143,323	$183,836
Unearned premium	67,671	58,242
Amounts due to reinsurers	30,245	38,224
Deferred revenue	5,967	4,816
Capital lease obligation	16,291	20,301
Senior secured credit facility	92,276	91,683
Notes payable	76,845	76,857
Deferred tax liability	3,180	2,928
Deferred acquisition costs, net	1,202	6,464
Other liabilities	37,928	39,228

Total liabilities	474,928	522,579

Stockholders’ deficit:
Common stock, $0.01 par value; 75,000,000 shares authorized, 18,202,221 shares issued and 15,408,358 shares outstanding at September 30, 2012 and at December 31, 2011	182	182
Additional paid-in capital	166,613	166,342
Treasury stock, at cost (2,793,863 shares at September 30, 2012 and December 31, 2011)	(32,910)	(32,910)
Accumulated other comprehensive loss	(855)	(227)
Retained deficit	(257,997)	(214,364)

Total stockholders’ deficit	(124,967)	(80,977)

Total liabilities and stockholders’ deficit	$349,961	$441,602

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(As Adjusted See Note 1)		(As Adjusted See Note 1)
Revenues
Net premiums earned	$35,261	$42,042	$104,377	$139,264
Commission income and fees	14,879	16,265	45,991	53,593
Net investment income	819	1,078	2,572	3,891
Net realized gains (losses)	192	(45)	921	71
Other income	4	8	504	257

Total revenues	51,155	59,348	154,365	197,076

Expenses
Net losses and loss adjustment expenses	25,397	31,562	77,786	101,376
Selling, general and administrative expenses	24,097	27,099	74,529	88,403
Depreciation and amortization	2,414	2,533	7,044	7,340

Total expenses	51,908	61,194	159,359	197,119

Operating loss	(753)	(1,846)	(4,994)	(43)

Loss on interest rate swaps	—	—	—	(2)
Interest expense	4,802	5,561	14,568	16,291
Goodwill and other intangible assets impairment	23,692	—	23,692	—

Loss before income tax expense	(29,247)	(7,407)	(43,254)	(16,336)
Income tax expense	211	231	379	1,093

Net loss	$(29,458)	$(7,638)	$(43,633)	$(17,429)

Basic loss per common share:
Net loss	$(1.91)	$(0.50)	$(2.83)	$(1.13)

Diluted loss per common share:
Net loss	$(1.91)	$(0.50)	$(2.83)	$(1.13)

Weighted average common shares outstanding:
Basic	15,408	15,408	15,408	15,408

Diluted	15,408	15,408	15,408	15,408

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(As Adjusted See Note 1)		(As Adjusted See Note 1)
Net loss	$(29,458)	$(7,638)	$(43,633)	$(17,429)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale investment securities arising during period	(15)	(472)	172	(360)
Reclassification adjustment for realized (gains) losses included in net income (loss)	(190)	45	(800)	(71)

Other comprehensive loss, net	(205)	(427)	(628)	(431)

Total comprehensive loss	$(29,663)	$(8,065)	$(44,261)	$(17,860)

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share data)

	Nine Months Ended September 30,
	2012		2011
	Shares	Amounts	Shares	Amounts
				(As Adjusted See Note 1)
Common stock
Balance at beginning of year	18,202,221	$182	17,768,721	$178
Issuance of restricted stock awards	—	—	433,500	4

Balance at end of period	18,202,221	182	18,202,221	182

Additional paid-in capital
Balance at beginning of year		166,342		165,776
Stock-based compensation		271		359

Balance at end of period		166,613		166,135

Treasury stock
Balance at beginning of year	2,793,863	(32,910)	2,360,363	(32,906)
Issuance of restricted stock awards	—	—	433,500	(4)

Balance at end of period	2,793,863	(32,910)	2,793,863	(32,910)

Accumulated other comprehensive income (loss)
Balance at beginning of year		(227)		445
Unrealized loss on available-for-sale investment securities		(628)		(431)

Balance at end of period		(855)		14

Retained Deficit
Balance at beginning of year		(214,364)		(51,767)
Net loss		(43,633)		(17,429)

Balance at end of period		(257,997)		(69,196)

Total stockholders’ equity (deficit)		$(124,967)		$64,225

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
		(As Adjusted See Note 1)
Cash flows from operating activities
Net loss	$(43,633)	$(17,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,644	7,340
Stock-based compensation expense	254	316
Amortization of debt modification costs	280	310
Amortization of debt discount	2,930	3,428
Net realized gains from sales of available-for-sale securities	(800)	(71)
Fair value gain on investment in hedge fund	(411)	(245)
Gain on disposal of assets	(121)	—
Amortization of premiums on investments, net	1,271	2,306
Provision for doubtful premiums receivable	609	(180)
Loss on interest rate swaps	—	2
Proceeds from insurance recoveries	—	(212)
Paid-in-kind interest	2,681	—
Goodwill and other intangible assets impairment	23,692	—
Change in operating assets and liabilities:
Fiduciary and restricted cash	1,910	3,524
Premiums, fees and commissions receivable, net	(6,561)	15,764
Reserves for losses and loss adjustment expenses	(40,513)	10,413
Amounts due from reinsurers	4,981	(66,537)
Premium finance receivable, net (related to our insurance premiums)	(3,565)	3,794
Deferred revenue	1,151	(2,201)
Unearned premium	9,429	(26,425)
Deferred acquisition costs, net	(5,262)	744
Deferred taxes	252	956
Income taxes receivable	723	902
Other	(4,499)	(3,788)

Net cash used in operating activities	(47,558)	(67,289)

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	33,730	56,277
Proceeds from maturities of available-for-sale securities	26,791	27,163
Purchases of available-for-sale securities	(8,839)	(18,431)
Premium finance receivable, net (related to third-party insurance premiums)	157	(2,660)
Purchases of property and equipment	(1,170)	(2,335)
Proceeds from insurance recoveries	30	—
Investment in real property, net	—	(550)

Net cash provided by investing activities	50,699	59,464

Cash flows from financing activities
Principal payments under capital lease obligations	(4,010)	(3,718)
Principal payments on senior secured credit facility	(3,277)	(5,388)
Debt modification costs paid	—	(769)
Repurchase of restricted stock	—	(4)

Net cash used in financing activities	(7,287)	(9,879)

Net decrease in cash and cash equivalents	(4,146)	(17,704)
Cash and cash equivalents at beginning of year	28,559	46,364

Cash and cash equivalents at end of period	$24,413	$28,660

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,666	$10,911
Cash paid for income taxes	335	335

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

The following table illustrates the effect of adopting ASU 2010-26 in the consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Previously Reported	As Adjusted	Previously Reported	As Adjusted
Selling, general and administrative expenses	$27,919	$27,099	$89,894	$88,403
Net loss	(8,458)	(7,638)	(18,920)	(17,429)
Net loss per share:
Basic	(0.55)	(0.50)	(1.23)	(1.13)
Diluted	(0.55)	(0.50)	(1.23)	(1.13)

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

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU gives entities testing indefinite-lived intangible assets for impairment the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. However, if an entity concludes otherwise, a quantitative impairment test is required. This guidance is effective for annual and interim impairment tests beginning January 1, 2013, with early adoption permitted. Management does not believe the adoption of this standard will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

2.	Available-for-Sale Investment Securities

The Company’s available-for-sale investment securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity (deficit). No income tax effect of unrealized gains and losses is reflected in other comprehensive income (loss) due to the Company carrying a full deferred tax valuation allowance. Gains and losses realized on the disposition of investment securities are determined on the specific-identification basis and credited or charged to income at the time of disposal.

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at September 30, 2012 and December 31, 2011, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2012
U.S. Treasury and government agencies	$11,503	$139	$—	$11,642
Mortgage-backed securities	3,687	20	(50)	3,657
States and political subdivisions	4,083	117	(2)	4,198
Corporate debt securities	29,684	379	(5)	30,058
FDIC-insured certificates of deposit	20,501	86	—	20,587

Total	$69,458	$741	$(57)	$70,142

December 31, 2011
U.S. Treasury and government agencies	$11,804	$172	$(1)	$11,975
Mortgage-backed securities	10,803	283	(135)	10,951
States and political subdivisions	16,841	338	(1)	17,178
Corporate debt securities	61,031	764	(158)	61,637
FDIC-insured certificates of deposit	21,131	53	(3)	21,181

Total	$121,610	$1,610	$(298)	$122,922

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at September 30, 2012 by contractual maturity were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$41,140	$41,334
Due after one year through five years	24,251	24,734
Due after five years through ten years	380	417
Mortgage-backed securities	3,687	3,657

Total	$69,458	$70,142

Gross realized gains and losses on available-for-sale investments for the nine months ended September 30 were as follows (in thousands):

	2012	2011
Gross gains	$921	$237
Gross losses	(121)	(166)

Total	$800	$71

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at September 30, 2012 and December 31, 2011, the estimated fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	September 30, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Mortgage-backed securities	1,450	(24)	792	(26)	2,242	(50)
States and political subdivisions	—	—	72	(2)	72	(2)
Corporate debt securities	672	(1)	620	(4)	1,292	(5)

Total	$2,122	$(25)	$1,484	$(32)	$3,606	$(57)

	December 31, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$505	$(1)	$—	$—	$505	$(1)
Mortgage-backed securities	2,688	(36)	3,312	(99)	6,000	(135)
States and political subdivisions	—	—	74	(1)	74	(1)
Corporate debt securities	13,982	(137)	1,344	(21)	15,326	(158)
FDIC-insured certificates of deposit	958	(1)	348	(2)	1,306	(3)

Total	$18,133	$(175)	$5,078	$(123)	$23,211	$(298)

The Company’s portfolio contained approximately 20 and 34 individual investment securities that were in an unrealized loss position as of September 30, 2012 and December 31, 2011, respectively.

The unrealized losses at September 30, 2012 were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. On a quarterly basis, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, duration and extent to which the fair value is less than cost. If the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment may be triggered in circumstances where (1) an entity has an intent to sell the security,

(2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income. The Company also considers potential adverse conditions related to the financial health of the issuer based on rating agency actions. At September 30, 2012, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

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

In 2011, the Company entered into an additional quota-share agreement with a third-party reinsurance company under which the Company ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $21.1 million and $61.2 million during the three and nine months ended September 30, 2012, respectively. Written premiums ceded under this agreement totaled $84.1 million since inception through September 30, 2012.

In June 2012, the Company entered into a reinsurance agreement with third-party reinsurers which provides $5.0 million in excess of the first $3.0 million of losses coverage for catastrophic events that may involve multiple insured losses.

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Three Months Ended September 30,
	2012			2011
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$50,667	$44,665	$28,837	$46,296	$50,672	$88,983
Reinsurance assumed	9,095	9,997	7,538	8,224	9,127	9,299
Reinsurance ceded	(21,252)	(19,401)	(10,978)	(15,918)	(17,757)	(66,720)

Total	$38,510	$35,261	$25,397	$38,602	$42,042	$31,562

	Nine Months Ended September 30,
	2012			2011
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$143,313	$135,688	$93,234	$154,363	$173,983	$184,557
Reinsurance assumed	29,115	26,925	21,559	27,536	33,185	18,569
Reinsurance ceded	(45,889)	(58,236)	(37,007)	(52,084)	(67,904)	(101,750)

Total	$126,539	$104,377	$77,786	$129,815	$139,264	$101,376

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Selling, general and administrative expenses	$(7,059)	$(5,119)	$(19,430)	$(18,604)

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	September 30, 2012	December 31, 2011
Losses and loss adjustment expense reserves	$72,482	$78,510
Unearned premium reserve	24,326	36,674

Total	$96,808	$115,184

The table below presents the total amount of receivables due from reinsurers as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Quota-share reinsurer for agreement effective September 1, 2011	$49,206	$22,102
Michigan Catastrophic Claims Association	42,066	44,049
Vesta Insurance Group	9,839	10,068
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and January 2011	9,264	46,103
Excess of loss reinsurers	4,983	5,458
Other	3,129	3,667

Total reinsurance receivable	$118,487	$131,447

The quota-share reinsurers and the excess of loss reinsurers all have A ratings from A.M. Best. Accordingly, the Company believes there is minimal credit risk related to these reinsurance receivables. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), the Company’s wholly-owned subsidiaries, Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura), had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement effective September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At September 30, 2012, the VFIC Trust held $16.8 million (after cumulative withdrawals of $8.7 million through September 30, 2012), consisting of $14.7 million of a U.S. Treasury money market account and $2.1 million of corporate bonds rated BBB+ or higher, to collateralize the $9.8 million net recoverable (net of $2.9 million payable) from VFIC.

The Company assumes reinsurance from a Texas county mutual insurance company (the county mutual) whereby the Company has assumed 100% of the policies issued by the county mutual for business produced by the Company’s owned general agents. The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. AIC has established a trust to secure the Company’s obligation under this reinsurance contract with a balance of $30.0 million and $34.4 million as of September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012, $2.5 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under a reinsurance agreement with a VIG affiliated company. Affirmative established a trust account to collateralize this payable, which currently holds $20.7 million in a money market cash equivalent account (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through September 2012, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through September 2012.

4.	Premium Finance Receivables, Net

Premium finance receivables (related to policies of both the Company and third-party carriers) were as follows at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Premium finance contracts	$44,324	$40,472
Unearned finance charges	(2,304)	(1,911)
Allowance for credit losses	(530)	(479)

Total	$41,490	$38,082

Premium finance receivables are secured by the underlying unearned policy premiums for which the Company obtains assignment from the policyholder in the event of non-payment. When a payment becomes past due, the Company cancels the underlying policy with the insurance carrier and receives the unearned premium to clear unpaid principal and interest. The loan is closed by writing off any uncollected amounts or refunding any overpayment to the customer. An insignificant amount of finance receivables are past due in excess of thirty days. Losses due to non-realization of premium finance receivables were $0.2 million, or 0.4% of total premiums financed, for the three months ended September 30, 2012, and $0.2 million, or 0.5% of total premiums financed, for the three months ended September 30, 2011. Losses due to non-realization of premium finance receivables were $0.4 million, or 0.4% of total premiums financed, for the nine months ended September 30, 2012, and $0.5 million, or 0.4% of total premiums financed, for the nine months ended September 30, 2011.

5.	Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commissions and premium taxes, net of ceding commission income, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization expense were as follows for the three months ended September 30, 2012 and 2011 (in thousands):

	Gross	Ceded	Net
Balance at July 1, 2012	$4,961	$(6,398)	$(1,437)
Additions	5,051	(6,014)	(963)
Amortization	(4,286)	5,484	1,198

Ending balance at September 30, 2012	$5,726	$(6,928)	$(1,202)

Balance at July 1, 2011, as adjusted	$5,104	$(5,330)	$(226)
Additions	3,793	(4,191)	(398)
Amortization	(4,323)	4,663	340

Ending balance at September 30, 2011, as adjusted	$4,574	$(4,858)	$(284)

The components of deferred policy acquisition costs and the related amortization expense were as follows for the nine months ended September 30, 2012 and 2011 (in thousands):

	Gross	Ceded	Net
Balance at January 1, 2012	$3,668	$(10,132)	$(6,464)
Additions	13,741	(13,176)	565
Amortization	(11,683)	16,380	4,697

Ending balance at September 30, 2012	$5,726	$(6,928)	$(1,202)

Balance at January 1, 2011, as adjusted	$9,432	$(8,972)	$460
Additions	13,048	(13,169)	(121)
Amortization	(17,906)	17,283	(623)

Ending balance at September 30, 2011, as adjusted	$4,574	$(4,858)	$(284)

6.	Goodwill and Other Intangible Assets

The Company completed its annual goodwill and indefinite lived intangible asset impairment analyses as of September 30, 2012. The Company reports under a single reporting segment and, as such, the goodwill analysis is measured under one reporting unit. Current trends and recent developments resulted in management concluding that it is more likely than not that a goodwill impairment exists at September 30, 2012. Specifically, operating income and cash flow was less than plan, and premium production was below forecast. Due to the Company’s negative equity position of $101.3 million as of September 30, 2012, prior to goodwill impairment, ASC 350-20-35-30 requires that the Company perform step two of the goodwill impairment test.

Consistent with prior assessments, the fair value of the Company was determined using an internally developed discounted cash flow method. Management made significant assumptions and estimates about the extent and timing of future cash flows, growth rates, and discount rates that represent unobservable inputs into the valuation methodologies used to calculate fair value. A discount rate of 19% was used at September 30, 2012, which the Company believes adequately reflects an appropriate risk-adjusted discount rate based on its overall cost of capital and company-specific risk factors related to cash flow, debt covenant compliance and regulatory risk, as discussed in Notes 7, 10 and 14. The cash flows were estimated over a significant future period of time, which made those estimates and assumptions subject to a high degree of uncertainty. Based upon the results of the assessment, the Company concluded that the carrying value of goodwill was fully impaired as of September 30, 2012. In step two of the goodwill impairment analysis, the Company determined the fair values of the Company’s assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination. Determining the implied fair value of goodwill was judgmental in nature and involved the use of significant estimates and assumptions. The resulting implied fair value of goodwill was compared to the carrying value of goodwill, resulting in the write-off of the remaining goodwill balance of $23.4 million.

Indefinite-lived intangible assets primarily consist of trade names. In measuring the fair value of these intangible assets, the Company utilizes the relief-from-royalty method. This method assumes that trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires an estimate of future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. This analysis indicated an impairment of indefinite-lived intangible assets of $0.2 million as of September 30, 2012.

7.	Debt

The Company’s long-term debt instruments and balances outstanding at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,143	20,155

Total notes payable	76,845	76,857
Senior secured credit facility, net of discount	92,276	91,683

Total long-term debt	$169,121	$168,540

The $30.9 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of September 30, 2012 was 3.99%.

The $25.8 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of September 30, 2012 was 3.94%.

On February 28, 2012, the Company exercised its right to defer interest payments on the two Notes Payable mentioned above beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to the Company’s unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of September 30, 2012. The Company will continue to accrue interest on the principal during the extension period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the extension period and totaled $1.7 million as of September 30, 2012.

The $20.1 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.95%. The interest rate as of September 30, 2012 was 4.34%.

The pricing under the senior secured credit facility is currently subject to a LIBOR floor of 3.00% plus 6.25%, and is tiered based on the Company’s leverage ratio. The interest rate as of September 30, 2012 was 10.5%. As of September 30, 2012, the principal balance of the senior secured credit facility was $97.3 million. The facility expires in January 2014.

The Company breached its leverage ratio covenant under the senior secured credit facility as of September 30, 2012. However, the lenders for the facility waived all defaults and events of default arising in connection with the breach. The Company will need to enter into certain transactions, such as asset sales, to be in compliance with the leverage ratio covenant as of December 31, 2012. The Company cannot provide assurance that it will be in compliance with the leverage ratio covenant at December 31, 2012. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business. If the Company was not in compliance with the leverage ratio covenant and unable to negotiate a waiver with its lenders, it could have a material adverse effect on the Company’s operations and the interests of its stockholders. These conditions and events raise significant uncertainty about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities related to the going concern uncertainty.

In November 2012, a new class of loans under the senior secured credit facility was created allowing for an incremental term loan. The incremental term loan has the following characteristics:

•	Face amount of $8.0 million with a funded amount of $5.5 million, of which the Company contributed $4.6 million to Affirmative Insurance Company.

•	Repayment will be on a first out basis, payable in full, on or prior to January 17, 2014, with priority over all other amounts outstanding under the senior secured credit facility.

•

All additional proceeds not used to satisfy Affirmative Insurance Company’s reserve requirement as of September 30, 2012 as described in Note 10 are to be used solely for paying the incremental term loan lenders’ and administrative agent’s professional fees.

•	A $60,000 principal payment is due as of March 31, 2013 and $40,000 is due each quarter end for the remainder of 2013. The remaining balance is due at maturity.

•

A commitment fee of $550,000 is due for any asset sales of the Company’s non-regulated operations in excess of $10.0 million if such sale is consummated by December 31, 2012. If no such sale occurs by December 31, 2012, the commitment fee will be added to the principal amount of the incremental term loan.

•	The incremental term loan lenders will receive an 8% prepayment premium of the principal amount if the incremental term loan is prepaid.

•	The incremental term loan lenders have the right to retain a financial advisor to assess the financial, operational and regulatory condition of the Company.

8.	Capital Lease Obligation

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

Property under capital lease consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Computer software, software licenses and hardware	$28,189	$28,189
Accumulated depreciation	(12,321)	(8,821)

Computer software, software licenses and hardware, net	$15,868	$19,368

Estimated future lease payments for the years ending December 31 (in thousands):

2012	$1,684
2013	6,736
2014	6,736
2015	2,807

Total estimated future lease payments	17,963
Less: Amount representing interest	1,672

Present value of future lease payments	$16,291

See Note 14 for subsequent event related to the Company’s capital lease obligation.

9.	Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current tax expense (benefit)	$127	$(88)	$127	$137
Deferred tax expense	84	319	252	956

Net income tax expense	$211	$231	$379	$1,093

The Company’s effective tax rate differed from the statutory rate of 35% for the three and nine months ended September 30 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Loss before income taxes	$(29,247)	$(7,407)	$(43,254)	$(16,336)
Tax provision computed at the federal statutory income tax rate	(10,237)	(2,593)	(15,139)	(5,718)
Increases (reductions) in tax resulting from:
Tax-exempt interest	(10)	(32)	(61)	(106)
State income taxes	40	(427)	335	(457)
IRS audit settlement	—	—	(118)	—
Goodwill impairment (non-deductible)	5,623	—	5,623	—
Valuation allowance	4,809	3,415	9,770	7,433
Other	(14)	(132)	(31)	(59)

Income tax expense	$211	$231	$379	$1,093

Effective tax rate	(0.7)%	(3.1)%	(0.9)%	(6.7)%

Our gross deferred tax assets prior to recognition of valuation allowance were $101.4 million and $92.7 million at September 30, 2012 and December 31, 2011, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we have recorded a valuation allowance of $98.8 million and $88.9 million at September 30, 2012 and December 31, 2011, respectively.

10.	Legal and Regulatory Proceedings

The Company and its subsidiaries are named from time to time as parties in various legal actions arising in the ordinary course of the Company’s business and arising out of or related to claims made in connection with the Company’s insurance policies and claims handling. There are no material changes with respect to legal proceedings previously disclosed in Note 15 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2011. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, the ultimate outcome of these matters is uncertain.

On February 3, 2012, the Chapter 7 Trustee for the Estate of Inga Nikokhosyan filed suit against Affirmative Insurance Company (AIC) and Platinum Claims Services, Inc. (Platinum) in the Superior Court for the State of California, County of Los Angeles. Platinum is a third-party claims administrator contracted by AIC to handle claims written through an unaffiliated program managed by Carnegie General Insurance Agency. The lawsuit alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional infliction of emotional distress, and punitive damages arising out of Platinum’s handling of a claim. The parties are now engaged in discovery. The Company believes that these claims lack merit and intends to defend itself vigorously. No estimate of the range of potential loss can be made at this time.

On May 27, 2011, PropertyOne, Inc. filed suit against USAgencies, LLC and Affirmative Insurance Holdings, Inc. in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana. PropertyOne’s petition asserts equitable claims for payment of broker commissions arising out of the December 2009 execution of a lease with a federal agency for the Company’s building located in Baton Rouge, Louisiana. The Company removed the lawsuit to the U.S. District Court for the Middle District of Louisiana. The parties are now engaged in discovery. The Company believes that these claims lack merit and intends to defend itself vigorously. No estimate of the range of potential loss can be made at this time.

The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. As of December 31, 2011, Affirmative Insurance Company was deficient in meeting the qualifying investments requirement by $18.9 million. Management submitted a plan to cure the deficiency and the Illinois Department of Insurance approved management’s plan to cure the deficiency by September 30, 2012. Affirmative Insurance Company is currently in compliance with the reserve requirement.

Affirmative Insurance Company will need to enter into certain transactions, such as asset sales or other transactions, to be in compliance with the reserve requirement as of December 31, 2012. The Company cannot provide assurance that it will be in compliance with the reserve requirement at December 31, 2012. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business. If Affirmative Insurance Company is not in compliance with the reserve requirement as of December 31, 2012, it could have a material adverse effect on the Company’s operations and the interests of its creditors and stockholders. These conditions and events raise significant uncertainty about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities related to the going concern uncertainty.

11.	Net Loss Per Common Share

Net loss per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and restricted stock. Stock options outstanding of 906,999 for the three and nine months ended September 30, 2012 and stock options outstanding of 1,772,500 for the three and nine months ended 2011 were not included in the computation of diluted earnings per share because there is a loss from continuing operations in the respective periods.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Loss from continuing operations	$(29,458)	$(7,638)	$(43,633)	$(17,429)

Denominator:
Weighted average common shares outstanding	15,408	15,408	15,408	15,408

Weighted average diluted shares outstanding	15,408	15,408	15,408	15,408

Basic loss per common share from continuing operations:	$(1.91)	$(0.50)	$(2.83)	$(1.13)

Diluted loss per common share from continuing operations:	$(1.91)	$(0.50)	$(2.83)	$(1.13)

12.	Related Party Transactions

The Company has entered into certain transactions with a partnership that is affiliated with J. Christopher Flowers. Mr. Flowers is affiliated with New Affirmative LLC, the majority shareholder of the Company. In the fourth quarter of 2010, the Company committed to invest $2.5 million in Varadero, a hedge fund, and $10.0 million in a related liquidity-focused product. The investment manager of Varadero is Varadero Capital, L.P., of which Varadero GP, LLC is the general partner. Both the investment manager and general partner are partially-owned by an entity affiliated with Mr. Flowers. As of September 30, 2012, the Company had funded $2.5 million in the hedge fund and approximately $3.7 million in the related liquidity-focused product. At September 30, 2012, the fair value of the hedge fund was approximately $3.3 million, based on net asset value and recorded as other invested assets, and the fair value of the liquidity-focused product was approximately $3.7 million, included in available-for-sale securities in the consolidated balance sheets.

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

Financial assets measured at fair value on a recurring basis

The following table provides information as of September 30, 2012 about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and government agencies	$11,642	$11,642	$—	$—
Mortgage-backed securities	3,657	—	3,657	—
States and political subdivisions	4,198	—	4,198	—
Corporate debt securities	30,058	—	30,058	—
FDIC-insured certificates of deposit	20,587	—	20,587	—

Total investment securities	70,142	11,642	58,500	—
Other invested assets	3,309	—	—	3,309

Total assets	$73,451	$11,642	$58,500	$3,309

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

Level 3 Financial assets

At September 30, 2012, the Company’s Level 3 financial assets include an investment in a hedge fund, which is presented as other invested assets in the consolidated balance sheets. The Company elected the fair value option for its investment in the hedge fund and measures the fair value of the hedge fund on the basis of the net asset value of the fund as reported by the fund manager. The hedge fund is primarily invested in residential mortgage-backed securities and other asset-backed securities which are recorded at fair value as determined by the fund manager. Such fair value determination is based on quoted marked prices, bid prices, or the fund manager’s proprietary valuation models where quoted prices are unavailable or deemed to be inadequately representative of fair value. Significant decreases in the fair value of the underlying securities in the hedge fund would result in a significantly lower fair value measurement of other invested assets as reported in the consolidated balance sheets.

Fair value measurements for assets in Level 3 for the three months ended September 30, 2012 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at July 1, 2012	$3,098
Transfers into Level 3	—
Total gains included in earnings as net investment income	211
Settlements	—

Balance at September 30, 2012	$3,309

Fair value measurements for assets in Level 3 for the three months ended September 30, 2011 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at July 1, 2011	$2,840
Transfers into Level 3	—
Total losses included in earnings as net investment income	(31)
Settlements	—

Balance at September 30, 2011	$2,809

Fair value measurements for assets in Level 3 for the nine months ended September 30, 2012 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2012	$2,898
Transfers into Level 3	—
Total gains included in earnings as net investment income	411
Settlements	—

Balance at September 30, 2012	$3,309

Fair value measurements for assets in Level 3 for the nine months ended September 30, 2011 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2011	$2,564
Transfers into Level 3	—
Total gains included in earnings as net investment income	245
Settlements	—

Balance at September 30, 2011	$2,809

The Company did not have any transfers between Levels 1 and 2 during the period ended September 30, 2012.

Financial Instruments Disclosed, But Not Carried, At Fair Value

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

The following table presents the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at September 30, 2012 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis (in thousands):

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$24,413	$24,413	$24,413	$—	$—
Fiduciary and restricted cash	568	568	568	—	—

Total	$24,981	$24,981	$24,981	$—	$—

Liabilities:
Notes payable	$76,845	$12,728	$—	$—	$12,728
Senior secured credit facility	92,276	76,531	—	—	76,531

Total	$169,121	$89,259	$—	$—	$89,259

The following table presents the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at December 31, 2011 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis (in thousands):

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$28,559	$28,559	$28,559	$—	$—
Fiduciary and restricted cash	2,478	2,478	2,478	—	—

Total	$31,037	$31,037	$31,037	$—	$—

Liabilities:
Notes payable	$76,857	$17,433	$—	$—	$17,433
Senior secured credit facility	91,683	79,554	—	—	79,554

Total	$168,540	$96,987	$—	$—	$96,987

14.	Subsequent Event

Related to the capital lease obligation described in Note 8, on October 17, 2012, the Company received notice from one of the lessors (Lessor) that, based upon Lessor’s claim of an alleged default under the terms of the lease and security agreements, it elected to immediately seek recovery of an amount equal to the casualty loss value of the leased property, together with all other sums allegedly due to Lessor, which Lessor calculated as $9.6 million. Lessor informed the Company that it had directed the escrow agent to redeem the CDs securing the Company’s lease payment obligation and disburse to it the approximately $8.3 million in proceeds, which Lessor received on October 15, 2012. Lessor seeks payment from the Company of the remaining $1.4 million, alleged liquidated damages. Lessor has stated that it will convey all rights and interest in the leased property back to the Company upon receipt of this payment.

Lessor alleges that the deficiency in the reserve requirement under the Illinois Insurance Code applicable to AIC, as described in Note 10, and the recent downgrades in Company’s rating by Moody’s Investor Services give rise to certain events of default under the lease and security agreements. The Company contests that any event of default has occurred and also disputes Lessor’s demand for payment of the casualty loss value of the leased property. The Company is reviewing all available options, including legal recourse, to appropriately challenge Lessor’s declaration of alleged default and attempt to seek liquidated damages, although there can be no assurance that any such actions, if taken, will be successful.

A second lessor holds the remaining capital lease obligations of the Company pursuant to a separate lease schedule. As of the date of this report, that lessor has not taken any action whatsoever to either assert an alleged default or to increase or accelerate the Company’s payment obligations under the lease and security agreements between the Company and that lessor, although there can be no assurance that it will not seek to do so.

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

As of September 30, 2012, our subsidiaries included insurance companies licensed to write insurance policies in 39 states, underwriting agencies, retail agencies with 199 owned stores and a relationship with two unaffiliated underwriting agencies. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) and distributing our own insurance policies through our owned retail stores and approximately 5,100 independent agents or brokers in 8 states (Louisiana, Texas, Illinois, Alabama, California, Missouri, Indiana and South Carolina). In March 2011, we discontinued writing new business in the state of Michigan, and in June 2011 we discontinued writing renewals.

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

The following table illustrates the effect of adopting ASU 2010-26 in the consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Previously Reported	As Adjusted	Previously Reported	As Adjusted
Selling, general and administrative expenses	$27,919	$27,099	$89,894	$88,403
Net loss	(8,458)	(7,638)	(18,920)	(17,429)
Net loss per share:
Basic	(0.55)	(0.50)	(1.23)	(1.13)
Diluted	(0.55)	(0.50)	(1.23)	(1.13)

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

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written and assumed by distribution channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Our underwriting agencies:
Retail agencies	$37,208	$39,043	$115,874	$125,262
Independent agencies	19,836	12,034	47,760	44,973

Subtotal	57,044	51,077	163,634	170,235
Unaffiliated underwriting agencies	2,718	3,443	8,794	11,664

Total	$59,762	$54,520	$172,428	$181,899

Total gross premiums written for the three months ended September 30, 2012 increased $5.2 million, or 9.6%, compared with the prior year quarter. Total gross premiums written for the nine months ended September 30, 2012 decreased $9.5 million, or 5.2%, compared with the prior year period. The decrease for the nine-month period was due to a decline in renewal policies because of a number of actions taken during 2010 and 2011 to increase prices and strengthen underwriting standards to improve the profitability of the gross premiums written. New business policies increased 67.6% for the three months ended September 30, 2012 compared to the prior year quarter, which was comprised of a 19.5% increase from our retail stores and a 227.8% increase from independent agents. New business policies increased 26.7% for the nine months ended September 30, 2012 compared to the prior year period, which was comprised of an 8.9% increase from our retail stores and an 81.0% increase from independent agents.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Our policies	$37,208	$39,043	$115,874	$125,262
Third-party carrier policies	11,532	15,163	38,301	42,718

Total	$48,740	$54,206	$154,175	$167,980

Gross premiums written of our policies in our retail distribution channel for the three and nine months ended September 30, 2012 decreased $1.8 million and $9.4 million, or 4.7% and 7.5%, respectively, compared with the prior year. This decrease is a result of the decline in renewal policies. Third-party policies for the three and nine months ended September 30, 2012 decreased $3.6 million and $4.4 million, or 23.9% and 10.3%, respectively, compared with the prior year.

In our independent agency distribution channel, gross premiums written for the three months ended September 30, 2012 increased $7.8 million, or 64.8%, compared with the prior year quarter. Gross premiums written for the nine months ended September 30, 2012 increased $2.8 million, or 6.2%, compared with the prior year period.

Gross premiums written by our unaffiliated underwriting agencies for the three and nine months ended September 30, 2012 decreased $0.7 million and $2.9 million, or 21.1% and 24.6%, respectively, compared with the prior year.

The following table displays our gross premiums written and assumed by state (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Louisiana	$26,550	$28,791	$83,035	$93,400
Texas	15,806	8,362	35,981	28,019
Illinois	5,799	5,980	18,166	19,816
Alabama	5,010	5,644	16,736	19,357
California	2,703	3,419	8,743	11,583
Indiana	2,178	1,497	5,960	4,983
Missouri	1,133	418	2,058	1,546
South Carolina	564	756	1,762	2,503
Michigan	—	(382)	—	633
Other	19	35	(13)	59

Total	$59,762	$54,520	$172,428	$181,899

The following table displays our net premiums written by distribution channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Our underwriting agencies:
Retail agencies – gross premiums written	$37,208	$39,043	$115,874	$125,262
Ceded reinsurance	(14,402)	(11,152)	(33,705)	(34,370)

Subtotal retail agencies net premiums written	22,806	27,891	82,169	90,892

Independent agencies – gross premiums written	19,836	12,034	47,760	44,973
Ceded reinsurance	(6,714)	(3,515)	(12,110)	(12,479)

Subtotal independent agencies net premiums written	13,122	8,519	35,650	32,494

Unaffiliated underwriting agencies – gross premiums written	2,718	3,443	8,794	11,664
Ceded reinsurance	(8)	(969)	616	(3,253)

Subtotal unaffiliated underwriting agencies net premiums written	2,710	2,474	9,410	8,411

Excess of loss coverages with various reinsurers	(6)	(121)	(276)	(1,496)
Catastrophe coverages with various reinsurers	(122)	(161)	(414)	(486)

Total net premiums written	$38,510	$38,602	$126,539	$129,815

Total net premiums written for the three months ended September 30, 2012 decreased $0.1 million, or 0.2%, compared with the prior year quarter. Total net premiums written for the nine months ended September 30, 2012 decreased $3.3 million, or 2.5%, compared with the prior year period. The decrease for the period was primarily due to the decline in gross written premium and a higher level of ceded written premium, which was partially offset during the first nine months of the year by the termination of a quota-share reinsurance agreement on January 1, 2012. This contract, put in place effective January 1, 2011, terminated on a cut-off basis and resulted in the return of $11.8 million of ceded unearned premium, net of $4.3 million of deferred ceding commissions during the nine months ended September 30, 2012.

In 2011, we entered into an additional quota-share agreement with a third-party reinsurance company under which we ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $21.1 million and $61.2 million during the three and nine months ended September 30, 2012, respectively. Written premiums ceded under this agreement totaled $84.1 million since inception.

RESULTS OF OPERATIONS

We had a net loss of $29.5 million and $7.6 million for the three months ended September 30, 2012 and September 30, 2011, respectively. We had a net loss of $43.6 million and $17.4 million for the nine months ended September 30, 2012 and 2011, respectively.

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

Total revenues for the three months ended September 30, 2012 decreased $8.2 million, or 13.8%, compared with the three months ended September 30, 2011. The decrease was due to decreases in net premiums earned, commission income and fees, net investment income, and other income partially offset by an increase in net realized gains.

The largest component of revenue is net premiums earned on insurance policies. Due to the decline in net written premiums, net premiums earned for the current quarter decreased $6.8 million, or 16.1%, to $35.3 million compared with the prior year quarter of $42.0 million. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our three distribution channels in both current and previous periods.

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

The following sets forth the components of consolidated commission income and fees earned for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2012	2011
Policyholder fees	$5,135	$5,660
Premium finance revenue	5,122	5,428
Commissions and fees	3,780	4,147
Agency fees	842	1,030

Total commission income and fees	$14,879	$16,265

Total commission income and fees decreased $1.4 million, or 8.5%, compared with the prior year quarter. Policyholder fees decreased $0.5 million, or 9.3%, due to the lower overall volume of premiums written and a change in mix of states. Premium finance revenue decreased $0.3 million, or 5.6%, due to decreases in the number of policies financed and revenue per policy. Commissions and fees decreased $0.4 million, or 8.8%, primarily due to decreases of third-party sales and ancillary product sales.

Net Investment Income. Net investment income includes income on our portfolio of debt securities and net rental income from our investment in real property. Net investment income for the current quarter decreased $0.3 million, or 24.0%, compared with the prior year quarter. The decrease was primarily due to a 50.1% decrease in total average invested assets to $73.8 million during the current quarter from $147.8 million in the prior year quarter. The average investment yield was 1.6% (1.7% on a taxable equivalent basis) in the current quarter, compared with 2.3% (2.4% on a taxable equivalent basis) in the prior year quarter.

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

Net losses and loss adjustment expenses for the current quarter decreased $6.2 million, or 19.5%, compared with the prior year quarter. The percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 72.0% in the current quarter, compared with 75.1% in the prior year quarter. The current quarter’s loss ratio was significantly impacted by the quota-share treaty. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 4.7 points for the three months ended September 30, 2012 and 3.8 points for the prior year quarter. Excluding the impact of the quota-share, the net loss ratio for the current accident quarter was 68.3%, compared with 71.3% for the prior year quarter. This reduction was due to the pricing and underwriting actions that we started taking in late 2010 through 2011.

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and the retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs, including compensation and benefits. Selling, general and administrative expenses decreased $3.0 million, or 11.1%, compared with the prior year quarter, primarily due to a $2.3 million decline in policy acquisition expenses and a $2.0 million decline in employee compensation and benefits due to management actions to reduce expenses, partially offset by a $1.0 million charge related to restructuring of an IT outsourcing contract.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended September 30,
	2012	2011, As Adjusted
Amortization of deferred acquisition costs, net	$(1,198)	$(340)
Other selling, general and administrative expenses	25,295	27,439

Total selling, general and administrative expenses	$24,097	$27,099

Total as a percentage of net premiums earned	68.3%	64.5%

Beginning deferred acquisition costs, net	$(1,437)	$(226)
Additions, net of ceding commission	(963)	(398)
Amortization, net of ceding commissions	1,198	340

Ending deferred acquisition costs	$(1,202)	$(284)

Amortization of deferred acquisition costs, net, as a percentage of net premiums earned	(3.4%)	(0.8%)

Interest Expense. Interest expense for the current quarter decreased $0.8 million, or 13.6%, compared with the prior year quarter. This decrease was primarily due to a decrease in the average debt outstanding.

Goodwill and Other Intangible Asset Impairment Charge. Current trends and recent developments resulted in management concluding that it is more likely than not that a goodwill impairment exists at September 30, 2012. Specifically, operating income and cash flow was less than plan, and premium production was below forecast. Due to the Company’s negative equity position of $101.3 million as of September 30, 2012, prior to goodwill impairment, ASC 350-20-35-30 requires that the Company perform step two of the goodwill impairment test.

Consistent with prior assessments, the fair value of the Company was determined using an internally developed discounted cash flow method. Management made significant assumptions and estimates about the extent and timing of future cash flows, growth rates, and discount rates that represent unobservable inputs into the valuation methodologies used to calculate fair value. A discount rate of 19% was used at September 30, 2012, which we believe adequately reflects an appropriate risk-adjusted discount rate based on its overall cost of capital and company-specific risk factors related to cash flow, debt covenant compliance and regulatory risk, as discussed in Notes 7, 10 and 14. The cash flows were estimated over a significant future period of time, which made those estimates and assumptions subject to a high degree of uncertainty. Based upon the results of the assessment, we concluded that the carrying value of goodwill was fully impaired as of September 30, 2012. In step two of the goodwill impairment analysis, we determined the fair values of our assets and liabilities (including any unrecognized intangible assets) as if we had been acquired in a business combination. Determining the implied fair value of goodwill was judgmental in nature and involved the use of significant estimates and assumptions. The resulting implied fair value of goodwill was compared to the carrying value of goodwill, resulting in the write-off of the remaining goodwill balance of $23.4 million.

Indefinite-lived intangible assets primarily consist of trade names. In measuring the fair value of these intangible assets, we utilizes the relief-from-royalty method. This method assumes that trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires an estimate of future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. This analysis indicated an impairment of indefinite-lived intangible assets of $0.2 million as of September 30, 2012.

Income Taxes. Income tax expense for the current quarter and the prior year quarter was $0.2 million. Income tax expense for both periods represents increasing deferred tax liabilities arising from timing differences on goodwill and other intangible assets.

Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

Total revenues for the nine months ended September 30, 2012 decreased $42.7 million, or 21.7%, compared with the nine months ended September 30, 2011. The decrease was due to decreases in net premiums earned, commission income and fees, and net investment income, partially offset by increases in net realized gains and other income.

The largest component of revenue is net premiums earned on insurance policies. Due to the decline in net written premiums, net premiums earned for the current period decreased $34.9 million, or 25.1%, to $104.4 million compared with the prior year period of $139.3 million. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our three distribution channels in both current and previous periods.

Commission Income and Fees.

The following sets forth the components of consolidated commission income and fees earned for the current period and the prior year period (in thousands):

	Nine Months Ended September 30,
	2012	2011
Policyholder fees	$14,853	$19,620
Premium finance revenue	16,201	17,716
Commissions and fees	12,179	12,810
Agency fees	2,758	3,447

Total commission income and fees	$45,991	$53,593

Total commission income and fees decreased $7.6 million, or 14.2%, compared with the prior year period. Policyholder fees decreased $4.8 million, or 24.3%, due to the lower overall volume of premiums written and a change in mix of states. Premium finance revenue decreased $1.5 million, or 8.6%, due to decreases in the number of policies financed and revenue per policy. Commissions and fees decreased $0.6 million, or 4.9%, due to a decrease in ancillary product sales.

        Net Investment Income. Net investment income includes income on our portfolio of debt securities and net rental income from our investment in real property. Net investment income for the current period decreased $1.3 million, or 33.9%, compared with the prior year period. The decrease was primarily due to a 48.5% decrease in total average invested assets to $88.2 million during the current period from $171.3 million in the prior year period, which was partially offset by a $0.2 million increase in income from our investment in real estate. The average investment yield was 2.0% (2.1% on a taxable equivalent basis) in the current period, compared with 2.3% (2.4% on a taxable equivalent basis) in the prior year period.

Losses and Loss Adjustment Expenses. Net losses and loss adjustment expenses for the current period decreased $23.6 million, or 23.3%, compared with the prior year period. The percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 74.5% in the current period, compared with 72.8% in the prior year period. The prior year period included $5.0 million of favorable prior period development. On an accident year basis, the net loss ratio was 74.5% in the current period, compared with 76.4% in the prior year period. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 4.7 points for the current period and 3.5 points for the prior year period. Excluding the impact of the quota-share, the net loss ratio for the current accident year was 69.8% for the nine months ended September 30, 2012 and 71.9% for the comparable prior year period. This decrease reflects the pricing, claims and underwriting actions that commenced in the second half of 2010 through 2011. Also reflected in the above numbers is the effect of catastrophes. In the current accident year we have incurred catastrophes, net of reinsurance, equal to 1.8 points for the current period compared to 1.2 points in the prior period. Both of these numbers are higher than our long term average expectation of 0.5 points.

Selling, General and Administrative Expenses. The largest component of selling, general and administrative expenses is personnel costs, including compensation and benefits. Selling, general and administrative expenses decreased $13.9 million, or 15.7%, compared with the prior year period, primarily due to an $8.3 million decline in policy acquisition expenses due to a decrease in premiums and a $7.5 million decline in employee compensation and benefits due to management actions to reduce expenses.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Nine Months Ended September 30,
	2012	2011, As Adjusted
Amortization of deferred acquisition costs, net	$(4,697)	$623
Other selling, general and administrative expenses	79,226	87,780

Total selling, general and administrative expenses	$74,529	$88,403

Total as a percentage of net premiums earned	71.4%	63.5%

Beginning deferred acquisition costs, net	$(6,464)	$460
Additions, net of ceding commission	565	(121)
Amortization, net of ceding commissions	4,697	(623)

Ending deferred acquisition costs	$(1,202)	$(284)

Amortization of deferred acquisition costs, net, as a percentage of net premiums earned	(4.5%)	(0.4%)

Interest Expense. Interest expense for the current period decreased $1.7 million, or 10.6%, compared with the prior year period. This decrease was due to decreases in the average debt outstanding, in the amortization of debt discount and in interest expense on the lease obligation entered into in May 2010. Amortization of debt discount was $2.9 million in the current period as compared with $3.4 million for the prior year period.

Income Taxes. Income tax expense for the current period was $0.4 million as compared with income tax expense of $1.1 million for the prior year period. Income tax expense for both periods represents increasing deferred tax liabilities arising from timing differences on goodwill and other intangible assets.

Our gross deferred tax assets prior to recognition of valuation allowance were $101.4 million and $92.7 million at September 30, 2012 and December 31, 2011, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $98.8 million and $88.9 million at September 30, 2012 and December 31, 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of September 30, 2012, we had $3.6 million of cash and cash equivalents at our holding company and non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of September 30, 2012, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, as mentioned previously, our non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

In May 2010, we entered into a sale-leaseback transaction with two equipment finance companies, as lessors, wherein we sold and leased back certain computer software, software licenses and hardware used in our insurance operations. We account for the lease payment obligations as a capital lease. To secure the lease payment obligations, we purchased FDIC-insured Certificates of Deposit (CDs) which were then deposited into escrow to serve as collateral. We account for these CDs as available-for-sale securities. On October 17, 2012, we received notice from one of the lessors (Lessor) that, based upon Lessor’s claim of an alleged default under the terms of the lease and security agreements, it elected to immediately seek recovery of an amount equal to the casualty loss value of the leased property, together with all other sums allegedly due to Lessor, which Lessor calculated as $9.6 million. Lessor informed us that it had directed the escrow agent to redeem the CDs securing our lease payment obligation and disburse to it the approximately $8.3 million in proceeds, which Lessor received on October 15, 2012. Lessor seeks payment from us of the remaining $1.4 million, alleged liquidated damages. Lessor has stated that it will convey all rights and interest in the leased property back to us upon receipt of this payment.

The Lessor alleged that the deficiency in the reserve requirement under the Illinois Insurance Code applicable to AIC and the recent downgrades in our rating by Moody’s Investor Services gave rise to certain events of default under the lease and security agreements. We contest that any event of default has occurred and also dispute Lessor’s demand for payment of the casualty loss value of the leased property. We are reviewing all available options, including legal recourse, to appropriately challenge Lessor’s declaration of alleged default and attempt to seek liquidated damages, although there can be no assurance that any such actions, if taken, will be successful.

A second lessor holds the remaining capital lease obligations of ours pursuant to a separate lease schedule. As of the date of this report, that lessor has not taken any action whatsoever to either assert an alleged default or to increase or accelerate our payment obligations under the lease and security agreements between us and that lessor, although there can be no assurance that it will not seek to do so.

The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. As of December 31, 2011, Affirmative Insurance Company was deficient in meeting the qualifying investments requirement by $18.9 million. Management submitted a plan to cure the deficiency and the Illinois Department of Insurance approved management’s plan to cure the deficiency by September 30, 2012. Affirmative Insurance Company is currently in compliance with the reserve requirement.

We breached our leverage ratio covenant under the senior secured credit facility as of September 30, 2012. However, the lenders for the facility waived all defaults and events of default arising in connection with the breach. We will need to enter into certain transactions, such as asset sales or other transactions, to be in compliance with the reserve requirement and leverage ratio covenant as of December 31, 2012. We cannot provide assurance that we will be in compliance with the leverage ratio covenant or reserve requirement at December 31, 2012.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business. If we are not in compliance with the reserve requirement or leverage ratio covenant and unable to negotiate a waiver with our lenders, it could have a material adverse effect on our operations and the interests of our stockholders. These conditions and events raise significant uncertainty about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities related to the going concern uncertainty.

In November 2012, a new class of loans under the senior secured credit facility was created allowing for an incremental term loan. The incremental term loan has the following characteristics:

•	Face amount of $8.0 million with a funded amount of $5.5 million, of which we contributed $4.6 million to Affirmative Insurance Company.

•	Repayment will be on a first out basis, payable in full, on or prior to January 17, 2014, with priority over all other amounts outstanding under the senior secured credit facility.

•

All additional proceeds not used to satisfy Affirmative Insurance Company’s reserve requirement as of September 30, 2012 as described in Note 10 are to be used solely for paying the incremental term loan lenders’ and administrative agent’s professional fees.

•	A $60,000 of principal payment is due as of March 31, 2013 and $40,000 is due each quarter end for the remainder of 2013. The remaining balance is due at maturity.

•

A commitment fee of $550,000 is due for any asset sales of our non-regulated operations in excess of $10.0 million if such sale is consummated by December 31, 2012. If no such sale occurs by December 31, 2012, the commitment fee will be added to the principal amount of the incremental term loan.

•	The incremental term loan lenders will receive an 8% prepayment premium of the principal amount if the incremental term loan is prepaid.

•	The incremental term loan lenders have the right to retain a financial advisor to assess the financial, operational and regulatory condition of the Company.

Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At September 30, 2012, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. At December 31, 2011, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. Effective January 1, 2012, the NAIC revised the Risk-Based Capital Model Act to include a risk-based capital trend test as another manner under which the company action level could be triggered and will be applied as of December 31, 2012. The test is applicable when an insurance company has a risk-based capital ratio between 200% and 300% and a combined ratio of more than 120%. If the risk-based capital trend test was in place during 2011, Affirmative Insurance Company would not have met the thresholds of the test as the combined ratio was 126%. However, we believe that AIC will pass the test in 2012 based on the actions that we have taken including the exit of the Michigan business, the underwriting and pricing actions that we began in the second half of 2010 and expense reductions.

On February 28, 2012, the Company exercised its right to defer interest payments on selected Notes Payable beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to the Company’s unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of September 30, 2012. The Company will continue to accrue interest on the principal during the extension period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the extension period.

Our operating subsidiaries’ primary sources of funds are premiums received, commission and fee income, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.

We believe that existing cash and investment balances, as well as cash flows generated from operations, and other actions taken by the Company will be adequate to meet our liquidity needs, planned capital expenditures and the debt service requirements of the senior secured credit facility and notes payable, during the 12-month period following the date of this report at both the holding company and insurance company levels. For the nine months ended September 30, 2012, our net cash used in operations was $47.6 million. We believe that this amount will be significantly reduced in 2013 due to our exit from the Michigan business and premium production increasing. The exit of the Michigan business and previous decline in insurance premiums had a substantial impact on the net cash used in operations during the nine months ended September 30, 2012. We do not currently know of any events that could cause a material increase or decrease in our long-term liquidity needs other than the 2014 expiration of our senior secured credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. The fair value of our fixed-income securities as of September 30, 2012 was $70.1 million. The effective average duration of the portfolio as of September 30, 2012 was 1.3 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 1.3%, or $0.9 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 1.3%, or $0.9 million, increase in the market value of our fixed-income investment portfolio.

Our senior secured credit facility is also subject to interest rate risk. In March 2011, we entered into an amendment that changed the pricing to be tiered based on the leverage ratio and includes a LIBOR floor of 3.0%. The interest rate is floating based on LIBOR plus increments tied to our leverage ratio. Effective April 1, 2011, the pricing under the agreement changed to if the leverage ratio is greater than 2.3, the pricing is LIBOR plus 9.00%. If the leverage ratio is greater than 2.0 and less than or equal to 2.3, the pricing is LIBOR plus 7.50%. If the leverage ratio is greater than 1.8 and less than or equal to 2.0, the pricing is LIBOR plus 6.25%. The pricing for leverage ratios less than or equal to 1.8 was unchanged. The interest rate at September 30, 2012 was 10.5%.

Our notes payable are also subject to interest rate risk. The $30.9 million notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of September 30, 2012 was 3.99%. The $25.8 million notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of September 30, 2012 was 3.94%. The $20.2 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.95%. The interest rate as of September 30, 2012 was 4.34%.

Credit risk. An additional exposure to our investment portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At September 30, 2012 and December 31, 2011, respectively, our investments were in the following:

	September 30, 2012	December 31, 2011
Corporate debt securities	42.9%	50.1%
FDIC-insured certificates of deposit	29.3	17.2
U.S. Treasury and government agencies	16.6	9.8
States and political subdivisions	6.0	14.0
Mortgage-backed securities	5.2	8.9

Total	100.0%	100.0%

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	September 30, 2012	December 31, 2011
Total invested assets	$70,142	$122,922
Tax-equivalent book yield	2.1%	2.44%
Average duration in years	1.32	1.82
Average S&P rating	AA-	A+

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

Our hedge fund investment of $3.3 million at September 30, 2012 is also subject to credit and counterparty risk, in the event that issuers of any of the underlying commercial and residential mortgage-backed securities should default. However, this investment is not material to our overall investment portfolio or consolidated assets and we have established investment policy guidelines to limit the amount of investments other than high quality fixed-income securities.

The table below presents the total amount of receivables due from reinsurance as of September 30, 2012 and December 31, 2011, respectively (in thousands):

	September 30, 2012	December 31, 2011
Quota-share reinsurer for agreement effective September 1, 2011	$49,206	$22,102
Michigan Catastrophic Claims Association	42,066	44,049
Vesta Insurance Group	9,839	10,068
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and January 2011	9,264	46,103
Excess of loss reinsurers	4,983	5,458
Other	3,129	3,667

Total reinsurance receivable	$118,487	$131,447

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

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiaries Affirmative Insurance Company (AIC) and Insura Property and Casualty Insurance Company (Insura) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC and Insura from VFIC under the reinsurance agreement. Accordingly, AIC, Insura and VFIC entered into a Security Fund Agreement in September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At September 30, 2012, the VFIC Trust held $16.8 million (after cumulative withdrawals of $8.7 million through September 30, 2012), consisting of a $14.7 million U.S. Treasury money market account and $2.1 million of corporate bonds rated BBB+ or higher, to collateralize the $9.8 million net recoverable (net of $2.9 million payable) from VFIC.

At September 30, 2012, $2.5 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC and Insura under a reinsurance agreement with a VIG affiliated company, including Hawaiian Insurance and Guaranty Company, Ltd (Hawaiian). Affirmative established a trust account to collateralize this payable, which currently holds $20.7 million in a money market cash equivalent account (the AIC Trust). The Special Deputy Receiver (SDR) in Texas drew down the AIC Trust $0.4 million through September 2012, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through September 2012.

As part of the terms of the acquisition of AIC and Insura, VIG has indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of September 30, 2012, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Item 4.	Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2012. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

The Company and its subsidiaries are named from time to time as parties in various legal actions arising in the ordinary course of the Company’s business and arising out of or related to claims made in connection with the Company’s insurance policies and claims handling. There are no material changes with respect to legal proceedings previously disclosed in Note 15 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors

There are no material changes with respect to those risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the year ended December 31, 2011, except as noted below and in our Form 10-Q for the quarterly period ended June 30, 2012.

Our failure to maintain financial strength requirements as set forth by various state departments of insurance could adversely affect our business and overall liquidity.

Various individual state departments of insurance in jurisdictions where our insurance company subsidiaries conduct business maintain specific requirements in connection with the financial strength of property and casualty insurance companies. Failure on the part of our insurance company subsidiaries to comply with these requirements could subject us to an examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. As of December 31, 2011, Affirmative Insurance Company was deficient in meeting the qualifying investments requirement by $18.9 million. Management submitted a plan to cure the deficiency and the Illinois Department of Insurance approved management’s plan to cure the deficiency by September 30, 2012. We are currently in compliance with the reserve requirement. However, we cannot provide assurance that we will be in compliance with the reserve requirement in future periods.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business. If Affirmative Insurance Company is not in compliance with the reserve requirement in future periods, it could have a material adverse effect on our operations and the interests of our creditors and stockholders and could raise uncertainty about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities related to the going concern uncertainty.

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

10.32* Sixth Amendment to Credit Agreement dated as of September 20, 2012, among Affirmative Insurance Holdings, Inc., as borrower, the lenders party thereto, Credit Suisse, AG, Cayman Islands Branch, as administrative agent and collateral agent.

10.33* Seventh Amendment to Credit Agreement dated as of November 19, 2012, among Affirmative Insurance Holdings, Inc., as borrower the lenders party thereto, Credit Suisse, AG, Cayman Islands Branch, as administrative agent and collateral agent.

31.1 Certification of Gary Y. Kusumi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Gary Y. Kusumi, Chairman of the Board and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 The following materials from Affirmative Insurance Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Stockholders’ Equity (Deficit), (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements, including detailed tagging of footnotes and schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: November 19, 2012	By:	/s/ Michael J. McClure
Michael J. McClure
Executive Vice President and Chief Financial Officer (and in his capacity as Principal Financial Officer)