Form 10-Q/A
period 2012-09-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2012-11-20
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A for Affirmative Insurance Holdings, Inc. for the quarterly period ended September 30, 2012, is to furnish the interactive data as Exhibit 101. The Company previously filed its Form 10-Q for the quarterly period ended September 30, 2012, with the Securities and Exchange Commission on November 20, 2012. Pursuant to Rule 13(b) of Regulation S-7, the Company has requested a filing date adjustment for the Securities and Exchange Commission based upon its good faith attempt to file its Form 10-Q on November 19, 2012, which was delayed due to technical difficulties beyond the Company’s control. This Form 10-Q/A speaks of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the initial filing, except as described above.

PART II – OTHER INFORMATION

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

*	Filed with original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: November 20, 2012	By:	/s/ Michael J. McClure
Michael J. McClure
Executive Vice President and Chief Financial Officer (and in his capacity as Principal Financial Officer)