Form 10-K
period 2012-12-31
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2013-04-01
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2012), based on the price at which the common equity was last sold on such date ($0.33): $2,331,405

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: the number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 25, 2013 was 15,408,358.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2012 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days from December 31, 2012.

AFFIRMATIVE INSURANCE HOLDINGS, INC.

YEAR ENDED DECEMBER 31, 2012

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

As of December 31, 2012, our subsidiaries included insurance companies licensed to write insurance policies in 39 states, underwriting agencies, retail agencies with 199 owned stores and a relationship with one unaffiliated underwriting agency. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) and distributing our own insurance policies through our owned retail stores and approximately 5,400 independent agents or brokers in 8 states (Louisiana, Texas, Illinois, Alabama, California, Missouri, Indiana and South Carolina). In March 2011, we discontinued writing new business in the state of Michigan, and in June 2011 we discontinued writing renewals. In May 2010, we discontinued writing new and renewal policies in the state of Florida. In July 2010, we discontinued writing new and renewal insurance polices in New Mexico.

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

Distribution and Marketing

Our owned retail stores. Our retail stores serve as direct sales and customer service outlets for insurance companies and other vendors. As of December 31, 2012, we employed 389 licensed sales personnel who sell products and services directly to individual consumers through our 199 owned retail stores. In contrast to the traditional state-by-state marketing approach that is a common practice in our industry, we have established the designated market area (DMA) as the fundamental market focus in our retail operations. As of December 31, 2012, our retail stores were located in 30 DMAs in 9 states.

The following charts list the geographic locations of our owned retail stores by DMA and by state as of December 31, 2012:

DMA	Retail Stores	State	Retail Stores
Chicago	48	Illinois	54
Dallas/Fort Worth	20	Louisiana	48
New Orleans	16	Texas	44
Houston	12	Alabama	19
San Antonio	12	Indiana	13
Baton Rouge	9	South Carolina	11
Lafayette	9	Missouri	7
Birmingham	8	Kansas	2
Other	65	Wisconsin	1

Total	199	Total	199

We operate our retail stores under four names — A-Affordable, Driver’s Choice, InsureOne, and USAgencies — that are well established in their respective DMAs. We extend market awareness through, among other things, television and radio advertising campaigns, direct mail, billboards, digital and print advertisements that emphasize our down payments, flexible payment plans, convenient neighborhood locations and customer service, all of which are designed to generate walk-in traffic, or telephone inquiries to our retail stores. Since our retail business is highly dependent on advertising, segmenting our geographic markets into DMAs allows us to more efficiently concentrate these advertising and marketing support activities. We lease retail stores located in strip malls or other visible locations on major thoroughfares where we believe our customers drive or live. Our retail stores provide customer contact at the point of sale and most policy applications are completed in the retail stores. After completion of the initial insurance transaction, our customers often revisit these stores to make premium payments. This direct contact gives us an opportunity to establish a personal relationship with our customers, who in our experience generally prefer face-to-face interaction, and helps us provide quality and efficient service and identify opportunities to provide additional products and services.

Independent agencies. Our underwriting agencies also appoint independent retail agencies to sell our insurance company subsidiaries’ policies to individual customers. We believe that selling our insurance company subsidiaries’ policies through the independent agency distribution channel, in addition to selling through our owned retail stores, helps us to better leverage our resources to maximize sales of our insurance company subsidiaries’ policies when underwriting conditions are favorable. In 2012, we utilized approximately 3,500 independent agencies that in 2012 were responsible for 29.4% of our gross written premiums. Our top ten independent agents produced 35% of the total independent agent volume and 13% of gross written premium. Our ability to develop strong and mutually beneficial relationships with independent agencies is important to the success of our multiple distribution strategy. We believe that strong product positioning and high service standards are key to independent agency loyalty. We foster our independent agency relationships by providing them our agency software applications designed to strengthen and expand their sales and service capabilities for our products. These software applications provide independent agencies with the ability to service their customers’ accounts and access their own commission information. We maintain strict and high standards for call answering and abandonment rate service levels in our customer service call centers. We believe the level and array of services that we offer to independent agencies creates value in their businesses.

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

As of December 31, 2012, one unaffiliated underwriting agency in California actively produces business for our insurance company subsidiaries. For the years ended December 31, 2012 and 2011, unaffiliated underwriting agencies produced $17.8 million and $14.9 million of gross premiums written by our insurance company subsidiaries, respectively.

Pricing and Product Management

We believe that our insurance product management approach to risk analysis and segmentation is a driving factor in maximizing underwriting performance. We employ an insurance product management approach that requires the extensive involvement of product managers who are responsible for the profitability of a specific state or region, with the direct oversight of rate-level structure by our most senior managers. Our product managers are experienced insurance professionals with backgrounds in the major functional areas of the insurance business — accounting, actuarial, claims, information technology, operations, pricing, product development and underwriting. In addition to broad insurance industry knowledge, our product managers have experience in the non-standard personal automobile insurance market, enabling them to develop products to meet the distinctive needs of non-standard customers.

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

We mitigate the risk of potential losses from the insured’s default under the premium finance agreement by designing payment plans that give consideration to the principal amount of the loan that is outstanding and the unearned premium securing the loan. In addition, whenever a policyholder fails to timely cure a default on his or her premium finance loan, we act promptly to order the insurance company to cancel the insurance policy and return to us any unearned premium.

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

Claims are handled directly by our employees for the insurance policies we administer with the exception of the California program which was handled by a third-party administrator through October 2012. Our staff began receiving directly new claims on the California business in November and will transition all open claims from the third-party administrator during 2013. Our primary claims operations are located in Addison, Texas and Baton Rouge, Louisiana.

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

Competition

The non-standard personal automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete based on factors such as the convenience of retail store locations, price, coverages offered, availability of flexible down payment arrangements and billing plans, customer service, claims handling and agent commission. We compete with other insurance companies that sell non-standard personal automobile insurance policies through independent agencies as well as with insurance companies that sell such policies directly to their customers. Our retail agencies and the independent agencies that sell our insurance products compete both with these direct writers and with other independent agencies. Therefore, our competitors are not only large national insurance companies, but also smaller regional insurance companies and independent agencies that operate in a specific region or single state in which we operate. As of December 31, 2012, the top ten non-standard insurance groups accounted for 72.9% of direct premiums earned in the $24.5 billion market segment.

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

Capital requirements. Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At December 31, 2012 and 2011, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. Effective January 1, 2012, the State of Illinois adopted the revised NAIC Risk-Based Capital Model Act that includes a risk-based capital (RBC) trend test as another manner under which the company action level could be triggered and will be applied as of December 31, 2012. The test is applicable when an insurance company has a risk-based capital ratio between 200% and 300% and a combined ratio of more than 120%. Each of our insurance subsidiaries was in compliance with RBC trend test requirements as of December 31, 2012.

State departments of insurance financial strength requirements. Various individual state departments of insurance in jurisdictions where our insurance company subsidiaries conduct business maintain specific requirements in connection with the financial strength of property and casualty insurance companies. Failure on the part of our insurance company subsidiaries to comply with these requirements could subject us to an examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. See discussion regarding the Company’s non-compliance with this requirement as of December 31, 2012 in the Overview section of Management’s Discussion and Analysis in this Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of December 31, 2012, our insurance subsidiary, Affirmative Insurance Company (AIC) had eight ratios outside the usual ranges.

•

One of the ratios reflects the negative operating margin reported in 2012 and over the previous two-year period. This ratio was negatively impacted by loss development on prior accident years ($5.5 million in 2012 and $5.1 million in 2011), as well as operating expenses in 2012 representing a higher percentage of declining net revenues.

•	One ratio was negatively impacted by the amount of quota-share reinsurance in relation to surplus.

•	Three of these ratios reflect the significant reduction in policyholder surplus resulting from the current year operating loss.

•

Two ratios were triggered by the level of assumed premiums from our other insurance subsidiaries. The amount of reinsurance assumed from our other insurance subsidiaries is periodically evaluated by management and the contracts amended to affect capital utilization strategies.

•	One ratio was triggered as a result of low investment yields due to a conservative investment strategy.

In addition, AIC subsidiaries had five ratios outside the usual range.

•

One of the insurance subsidiaries had three of these ratios outside the usual range due to the low levels of surplus retained in their capital structure as well as the extraordinary dividends paid to AIC during the year.

•	One subsidiary had a ratio outside the usual range as a result of reduced liquidity resulting from extraordinary dividends paid during the year.

•	The other ratio outside the usual range related to reduced investment yields on lower levels of invested assets maintained in the subsidiaries.

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

Federal Insurance Office. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) created within the United States Department of the Treasury a new Federal Insurance Office (FIO), whose purpose is (in part) to collect information about the insurance industry and monitor the industry for systemic risk. If the FIO were to recommend to the Financial Stability Oversight Council (also created by the Dodd-Frank Act) that we are systemically significant and therefore require additional regulation, or that the insurance industry as a whole should be regulated at the federal level, our businesses could be affected significantly. We are unable to predict whether any additional federal laws or regulations will be enacted and how and to what extent such laws and regulations would affect our businesses.

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

Financial reporting. We are required to file quarterly and annual financial reports with states using statutory accounting practices that are different from U.S. generally accepted accounting principles (GAAP), which reflect our insurance company subsidiaries on a going concern basis. The statutory accounting practices used by state regulators, in keeping with the intent to assure policyholder protection, are generally based on a liquidation concept. For a summary of significant differences for our insurance companies between statutory accounting practices and GAAP, see Note 3 of Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

Use of county mutual in Texas. In 2003, legislation was passed in Texas that was described as comprehensive insurance reform affecting the homeowners and automobile insurance business. With respect to non-standard personal automobile insurance, the most significant provisions provided for additional rate regulation and limitations on the use of credit scoring and territorial distinctions in underwriting and rating risks. For the year ended December 31, 2012, approximately 22.8% of our gross premiums written were issued to customers in Texas. These policies were primarily written by an unaffiliated county mutual insurance company and 100% assumed by our insurance companies. We and many of our competitors contract with Texas county mutual insurance companies primarily because these entities are allowed the flexibility of multiple-rate plans. Even though the Texas Commissioner of Insurance has been given broader rulemaking authority under the 2003 law, to date we have experienced little impact in the design and pricing flexibility of our products. The county mutual system remains flexible and continues to meet our needs.

Employees

As of December 31, 2012, we employed 949 employees.

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

There is Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The Company incurred losses from operations over the last four years, including a net loss of $51.9 million for the year ended December 31, 2012. The Company’s losses over this time period were primarily due to underwriting losses, significant revenue declines and expenses declining less than the amount of revenue declines and goodwill impairments. The loss from operations was the result of prior pricing issues in some states in which the Company has taken significant pricing and underwriting actions to address profitability, losses from states that the Company has exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses. As a result of declining performance, the Company breached the leverage ratio covenant under the senior secured credit facility as of September 30, 2012; however, the lenders for the facility agreed to waive such event of default. The Company breached the leverage, interest coverage and risk-based capital ratio covenants (“Financial Covenants”) as of December 31, 2012, and the lenders for the facility have agreed to temporarily forbear from exercising their rights and remedies under the facility until the earlier of June 1, 2013, or the occurrence of a further event of default under the facility from the quarterly covenants. If the Company is unable to achieve compliance with the Financial Covenants as of June 1, 2013, or obtain an extension of the lenders’ forbearance or a waiver of any non-compliance, the lenders will be able to declare all amounts outstanding under the facility to be immediately due and payable. Even if the Company is compliant with the Financial Covenants or, if not compliant, obtains additional forbearance or waivers from its lenders, there is still substantial uncertainty that the Company will be able to refinance or extend the maturity of the senior secured facility when it expires in January 2014. If the Company’s lenders declare the amounts outstanding under our senior secured credit facility to be immediately due and payable or the Company is unable to refinance or extend the maturity of the senior secured facility when it expires in January 2014, it would have a material adverse effect on our operations and our creditors and stockholders.

The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. As of December 31, 2011, Affirmative Insurance Company (AIC) was deficient in meeting the qualifying investments requirement by $18.9 million, but submitted a plan to cure such deficiency to the Illinois Department of Insurance by September 30, 2012, which was approved and through various actions AIC was deemed by the Illinois Department of Insurance to be in compliance with the reserve requirement as of September 30, 2012. As of December 31, 2012, AIC was deficient in meeting the qualifying investments requirement by $16.5 million. Management has submitted a plan to cure the deficiency as of

June 30, 2013, which includes a number of actions. The Illinois Department of Insurance has not yet responded to the plan. If the Illinois Department of Insurance does not approve AIC’s proposed plan or if AIC is not compliant as of the plan date of June 30, 2013, the Director of the Illinois Department of Insurance could deem AIC to be in hazardous financial condition and could take one or more of the remedial actions authorized by law for such a condition. Such action by the Illinois Department of Insurance would have a material adverse affect on the Company’s operations and the interests of its creditors and stockholders. Such action by the Illinois Department of Insurance also would trigger a further event of default under the Company’s senior secured credit facility allowing the Company’s lenders to declare all amounts outstanding under the facility to be immediately due and payable, and if such amounts were declared immediately due and payable by the lenders, it would have a material adverse effect on our operations and the interests of our creditors and stockholders.

The Company is pursuing various actions to address these issues including, but not limited to, refinancing of its debt, obtaining additional financing or entering into certain transactions, such as sales of assets or operations.

The Company’s recent history of recurring losses from operations, its failure to comply with the Financial Covenants in its senior secured credit facility, its failure to comply with the Illinois Department of Insurance reserve requirement, and the substantial liquidity needs the Company will face when its senior secured credit facility expires in January 2014 raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm included an explanatory paragraph in their auditors’ report included herein regarding the substantial doubt about the ability of the Company to continue as a going concern. This “going concern paragraph” may constitute an event of default under the Company’s senior secured credit facility; however, the lenders have waived any such event of default as of December 31, 2012.

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

New Affirmative LLC (New Affirmative) beneficially owns 51.0% of our outstanding common stock. As a result, New Affirmative exercises significant influence over matters requiring stockholder approval, including the election of directors, changes to our charter documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of New Affirmative with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. New Affirmative’s continued concentrated ownership may have the effect of delaying or preventing a change of control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

The market for trading our common stock may become unstable or cease to exist, which would adversely affect the market price and liquidity of our common stock.

In June 2012, our common stock was delisted from the NASDAQ Global Select Market. Our common stock is now traded exclusively in the over-the-counter market. We cannot predict the actions of market makers, investors or other market participants, and can offer no assurances that the market for our common stock will remain stable. If there is no active trading market in our common stock, the market price and liquidity of our common stock will be adversely affected.

Future issuances or sales of our common stock, including under our equity incentive plan or in connection with future acquisition activities, may adversely affect our common stock price.

As of the date of this filing, we had an aggregate of 56,797,779 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 3,000,000 shares of our common stock for issuance under our equity incentive plan, of which 410,194 shares are issuable upon vesting and exercise of options granted as of the date of this filing, including exercisable options of 2,407,000 as of December 31, 2012. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the percentage ownership held by our stockholders.

New Affirmative, our largest stockholder, beneficially owns 51.0% of our common stock. New Affirmative has certain demand and piggyback registration rights with respect to the shares of our common stock it beneficially owns. Sales of a substantial number of shares of common stock by our largest stockholder, New Affirmative, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock.

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

Our business is concentrated in a limited number of states. For the year ended December 31, 2012, 45.1% of our gross premiums written related to policies issued to customers in Louisiana, 22.8% to customers in Texas, 10.1% to customers in Illinois and 9.0% to customers in Alabama. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it less attractive for us to do business in these states and could have an adverse effect on our financial results.

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

Consequently, we could under price risks, which would negatively affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. In either event, the profitability of our insurance companies could be materially and adversely affected.

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

Although the reinsurer is liable to us to the extent we transfer, or “cede,” risk to the reinsurer, we remain ultimately liable to the policyholder on all risks reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. The reinsurers for our quota share and excess of loss reinsurance agreements all have A- or better ratings from A.M. Best. Accordingly, we believe there is minimal credit risk related to these reinsurance receivables.

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

Although our reinsurers are liable to us to the extent we transfer risk to the reinsurers, we remain ultimately liable to our policyholders on all risks reinsured. Consequently, if any of our reinsurers cannot pay their reinsurance obligations, or dispute these obligations, we remain liable to pay the claims of our policyholders. In addition, our reinsurance agreements are subject to specified contractual limits on the amounts and types of losses covered, and we do not have reinsurance coverage to the extent our losses exceed those limits or are not of the type reinsured. As of December 31, 2012, we had a $13.7 million net recoverable from Vesta Fire Insurance Corporation (VFIC). We have, with the approval of the VFIC Special Deputy Receiver and the District Court, Austin, Texas, withdrawn $8.7 million from the trust securing our reinsurance recoverables from VFIC, which represented 100% of the amount we paid in losses as of the date of the withdrawal covered by the VFIC reinsurance. We have made arrangements with the VFIC Special Deputy Receiver to submit quarterly statements for approval to withdraw additional funds from the trust based upon losses paid. VFIC currently has been assigned a financial strength rating of “F” (In Liquidation) from A.M. Best. According to A.M. Best, “F” ratings are assigned to companies that have been placed under an order of liquidation by a court of law or whose owners have voluntarily agreed to liquidate the company. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our insurance companies are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require our insurance companies to report their results of risk-based capital calculations to state departments of insurance and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital and trend test. Authorized control level risk-based capital is the number determined by applying the NAIC’s risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.

Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At December 31, 2012, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions.

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

The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. As of December 31, 2011, Affirmative Insurance Company (AIC) was deficient in meeting the qualifying investments requirement by $18.9 million, but submitted a plan to cure such deficiency to the Illinois Department of Insurance by September 30, 2012, which was approved and through various actions AIC was deemed by the Illinois Department of Insurance to be brought into compliance with the reserve requirement as of September 30, 2012. As of December 31, 2012, AIC was deficient in meeting the qualifying investments requirement by $16.5 million. Management has submitted a plan to cure the deficiency as of June 30, 2013, which includes a number of actions. The Illinois Department of Insurance has not yet responded to the plan. If the Illinois Department of Insurance does not approve AIC’s proposed plan or if AIC is not compliant as of the plan date of June 30, 2013, the Director of the Illinois Department of Insurance could deem AIC to be in hazardous financial condition and could take one or more of the remedial actions authorized by law for such a condition. Such action by the Illinois Department of Insurance would have a material adverse affect on the Company’s operations and the interests of its creditors and stockholders. Such action by the Illinois Department of Insurance also would trigger a further event of default under the Company’s senior secured credit facility allowing the Company’s lenders to declare all amounts outstanding under the facility to be immediately due and payable, and if such amounts were declared immediately due and payable by the lenders, it would have a material adverse effect on our operations and the interests of our creditors and stockholders.

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

For the year ended December 31, 2012, independent agencies were responsible for 29.4% of the gross premiums produced by our underwriting agencies. As a result, our business depends in part on the marketing efforts of independent agencies and on our ability to offer insurance products and services that meet the requirements of these independent agencies and their customers. Independent agencies are not obligated to sell or promote our products, and since many of our competitors rely significantly on the independent agency market, we must compete with other insurance companies and underwriting agencies for independent agencies’ business. Some of our competitors offer a larger variety of products, lower prices for insurance coverage or higher commissions, and we therefore may not be able to continue to attract and retain independent agencies to sell our insurance products. A material reduction in the amount of business our independent agencies sell would negatively impact our revenues.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2012, our investment portfolio was primarily invested in fixed-income securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities. We attempt to mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. If market interest rates were to change 1.0% (for example, the difference between 5.0% and 6.0%), the fair value of our fixed-income securities would change approximately $0.5 million. The change in fair value was determined using duration modeling assuming no prepayments.

If we are unable to refinance our debt as it matures, it could have an adverse impact on our business and overall liquidity.

In 2007, we entered into a $220.0 million senior secured credit facility (the facility) provided by a syndicate of lenders, that provided for a $200.0 million senior term loan facility and a revolving facility of up to $20.0 million, depending on our borrowing capacity. The principal amount of the term loan is payable in quarterly installments, with the remaining balance due January 31, 2014. Beginning in 2008, we were also required to make additional annual principal payments that are calculated based upon our financial performance during the preceding fiscal year. In addition, certain events, such as the sale of material assets or the issuance of significant new equity, necessitate additional required principal repayments. During 2012, we made $3.5 million in principal payments. The revolving portion of the facility expired in January 2010. In November 2012, we entered into an incremental term loan with a face amount of $8.0 million, and funded amount of $5.5 million net of a $2.5 million non-cash original issue discount. Repayment of the full $8.0 million is due on or prior to January 17, 2014.

Our obligations under the facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of AIC.

Due to declining performance and continued losses from operations, the Company was in violation of certain debt covenants as of December 31, 2012. See discussion under the first Risk Factor “There is Substantial Doubt About the Company’s Ability to Continue as a Going Concern” in this Annual Report on Form 10-K for the year ended December 31, 2012. If the Company is unable to refinance or extend the maturity of the senior secured credit facility when it expires in January 2014, it would have a material adverse effect on our operations and our creditors and stockholders.

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

Due to declining performance and continued losses from operations, the Company was in violation of certain debt covenants as of December 31, 2012. See discussion under the first Risk Factor “There is Substantial Doubt About the Company’s Ability to Continue as a Going Concern” in this Annual Report on Form 10-K for the year ended December 31, 2012. If the Company is unable to refinance or extend the maturity of the senior secured credit facility when it expires in January 2014, it would have a material adverse effect on our operations and our creditors and stockholders.

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

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of December 31, 2012, Affirmative Insurance Company (AIC) could not pay ordinary dividends to the holding company without prior regulatory approval due to AIC’s negative unassigned surplus position.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

As of December 31, 2012, we leased an aggregate of 434,249 square feet of office space in various locations throughout the United States. The office space includes a lease for 56,875 aggregate square feet of office space in a common building in Burr Ridge, Illinois, and our Burr Ridge lease term expires in November 2016. Effective November 2012, we subleased 38,341 square feet of the common building in Burr Ridge through November 2016. We lease 56,888 square feet of office space in Addison, Texas, and our Addison lease term expires in March 2015. We also have two leases of 55,186 aggregate square feet of office space in Baton Rouge, Louisiana.

One Baton Rouge lease is for 51,792 square feet of office space with a term that expires in January 2020. The second Baton Rouge lease is for 3,394 square feet of office space with a term that expires in July 2014. We also have offices in Chicago, Dallas and Plymouth, Michigan, which have 4,003, 2,619 and 1,705 square feet, respectively. In addition, we have 199 owned retail stores that presently lease space on an individual basis at various locations in the states in which we do business. None of these individual retail store leases are material to our operations.

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

On May 27, 2011, PropertyOne, Inc. filed suit against USAgencies, LLC and Affirmative Insurance Holdings, Inc. in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana. PropertyOne’s petition asserts equitable claims for payment of broker commissions arising out of the December 2009 execution of a lease with a federal agency for our building located in Baton Rouge, Louisiana. We removed the lawsuit to the U.S. District Court for the Middle District of Louisiana. The parties are now engaged in discovery. We believe that these claims lack merit and intend to defend ourselves vigorously. No estimate of the range of potential loss can be made at this time.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the over-the-counter market under the symbol AFFM. Prior to being delisted on June 25, 2012, our common stock traded on the NASDAQ Global Select Market under the symbol AFFM. The following table sets forth, for the periods indicated, the high, low and closing sales prices for our common stock as reported on the OTC Market and the NASDAQ Global Select Market:

	First Quarter Ended March 31	Second Quarter Ended June 30	Third Quarter Ended September 30	Fourth Quarter Ended December 31
2012
High	$1.21	$0.56	$0.45	$0.45
Low	0.43	0.24	0.14	0.10
Close	0.53	0.33	0.45	0.14
Cash dividends declared per share	—	—	—	—
2011
High	$2.95	$2.65	$2.45	$1.71
Low	2.01	2.11	1.30	0.51
Close	2.53	2.35	1.58	0.53
Cash dividends declared per share	—	—	—	—

Shareholders of Record

On March 25, 2013, the closing sales price of our common stock as reported by the OTC Market was $0.33 per share, there were 15,408,358 shares of our common stock issued and outstanding and there were 9 known holders of record of our common stock and approximately 600 beneficial owners.

Dividends

The declaration and payment of dividends is subject to the discretion of our board of directors and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our subsidiaries, and other factors deemed relevant by our board of directors. In March 2011, we amended our senior secured credit facility. Under the terms of the amendment, dividends are permitted only if the leverage ratio is less than or equal to 1.0. As a result, no dividends were eligible to be paid in 2012, 2011 or 2010, and management believes dividends will not be eligible to be paid during 2013. Further, we may enter into new agreements or incur additional indebtedness in the future which may further prohibit or restrict the payment of dividends. There is no requirement that we must, and we cannot assure that we will, declare and pay any dividends in the future. Our board of directors may determine to retain such capital for repayment of indebtedness, general corporate or other purposes. For a discussion of our cash resources and needs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources”.

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

As of December 31, 2012, our subsidiaries included insurance companies licensed to write insurance policies in 39 states, underwriting agencies, retail agencies with 199 owned stores and a relationship with one unaffiliated underwriting agency. Affirmative Insurance Company of Michigan, USAgencies Casualty Insurance Company, Inc. (Casualty) and USAgencies Direct Insurance Company (Direct) are wholly-owned subsidiaries of Affirmative Insurance Company (AIC), a wholly-owned subsidiary of Affirmative Insurance Group, Inc., a wholly-owned subsidiary of Affirmative Insurance Holdings, Inc. (Holdings). In November 2012, Insura Property and Casualty Insurance Company (formerly a wholly-owned subsidiary of AIC) was merged into AIC and Direct was sold from AIC to Casualty. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) and distributing our own insurance policies through our owned retail stores and approximately 5,400 independent agents or brokers in 8 states (Louisiana, Texas, Illinois, Alabama, California, Missouri, Indiana and South Carolina). In March 2011, we discontinued writing new business in the state of Michigan, and in June 2011 we discontinued writing renewals. In May 2010, we discontinued writing new and renewal policies in the state of Florida. In July 2010, we discontinued writing new and renewal insurance polices in New Mexico.

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

We incurred losses from operations over the last four years, including a net loss of $51.9 million for the year ended December 31, 2012. Losses over this time period were primarily due to underwriting losses, significant revenue declines and expenses declining less than the amount of revenue declines and goodwill impairments. The loss from operations was the result of prior pricing issues in some states in which we have taken significant pricing and underwriting actions to address profitability, losses from states that we have exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses. As a result of declining performance, we have breached the leverage ratio covenant under the senior secured credit facility as of September 30, 2012; however, the lenders for the facility agreed to waive such event of default. We breached the leverage, interest coverage and risk-based capital ratio covenants (“Financial Covenants”) as of December 31, 2012, and the lenders for the facility have agreed to temporarily forbear from exercising their rights and remedies under the facility until the earlier of June 1, 2013, or the occurrence of a further event of default under the facility from the quarterly covenants. If we are unable to achieve compliance with the Financial Covenants as of June 1, 2013, or obtain an extension of the lenders’ forbearance or a waiver of any non-compliance, the lenders will be able to declare all amounts outstanding under the facility to be immediately due and payable. Even if we are compliant with the Financial Covenants or, if not compliant, obtain additional forbearance or waivers from our lenders, there is still substantial uncertainty that we will be able to refinance or extend the maturity of the senior secured facility when it expires in January 2014. If our lenders declare the amounts outstanding under our senior secured credit facility to be immediately due and payable or we are unable to refinance or extend the maturity of the senior secured facility when it expires in January 2014, it would have a material adverse effect on our operations and our creditors and stockholders.

The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. As of December 31, 2011, Affirmative Insurance Company (AIC) was deficient in meeting the qualifying investments requirement by $18.9 million, but submitted a plan to cure such deficiency to the Illinois Department of Insurance by September 30, 2012, which was approved and through various actions AIC was deemed by the Illinois Department of Insurance to be in compliance with the reserve requirement as of September 30, 2012. As of December 31, 2012, AIC was deficient in meeting the qualifying investments requirement by $16.5 million. We submitted a plan to cure the deficiency as of June 30, 2013 which includes a number of actions. The Illinois Department of Insurance has not yet responded to the plan. If the Illinois Department of Insurance does not approve AIC’s proposed plan or if AIC is not compliant as of the plan date of June 30, 2013, the Director of the Illinois Department of Insurance could deem AIC to be in hazardous financial condition and could take one or more of the remedial actions authorized by law for such a condition. Such action by the Illinois Department of Insurance would have a material adverse affect on our operations and the interests of our creditors and stockholders. Such action by the Illinois Department of Insurance also would trigger a further event of default under our senior secured credit facility allowing our lenders to declare all amounts outstanding under the facility to be immediately due and payable, and if such amounts were declared immediately due and payable by the lenders, it would have a material adverse effect on our operations and the interests of our creditors and stockholders.

We are pursuing various actions to address these issues including, but not limited to, refinancing of our debt, obtaining additional financing or entering into certain transactions, such as sales of assets or operations.

Our recent history of recurring losses from operations, our failure to comply with the Financial Covenants in our senior secured credit facility, our failure to comply with the Illinois Department of Insurance reserve requirement, and the substantial liquidity needs we will face when its senior secured credit facility expires in January 2014 raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions when applying our accounting policies. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are described below. For a detailed discussion on the application of these and other accounting policies, see Note 3 of Notes to Consolidated Financial Statements which appears in Item 8 of this Annual Report.

•	reserving for unpaid losses and loss adjustment expenses;

•	reinsurance recoverable on paid and incurred losses;

•	valuation of available-for-sale investments;

•	valuation of goodwill and other intangible assets;

•	deferred acquisition costs; and

•	income taxes.

Reserving for unpaid losses and loss adjustment expenses. On a quarterly basis at the end of each financial reporting period, we record our best estimate of our overall reserve for both current and prior accident years. The amount recorded represents the remaining amount we expect to pay for all covered losses that occurred, including unreported, through the current financial statement date, as well as the amount we expect to expend for all claim settlement expenses. The overall reserve for losses and loss adjustment expenses estimate that we record is the difference between (1) our point estimate of the ultimate loss and ultimate loss adjustment expenses, and (2) the amount of losses and loss adjustment expenses paid through the current financial statement date. Our point estimate of ultimate loss consists of a point estimate for incurred but not reported (IBNR) losses and case reserves. The point estimate of ultimate loss adjustment expenses consists of a separate point estimate for adjusting and other expenses and for defense and cost containment expenses.

We utilize different processes to determine our best estimate for unpaid losses and unpaid loss adjustment expenses. We establish a standard system-generated case loss reserve that varies by state, program, coverage and, in some instances for certain coverages, elapsed time since date of loss or if the claim is in litigation. The only variation to this methodology for setting case loss reserves exists in the instance where we believe our financial exposure for a particular loss event is significant and in fact may approach or be equal to our policy limits. In these instances, we will establish a case loss reserve to reflect our view regarding the potential cost of this exposure to us. The system automatically adjusts the case loss reserves downward in the event a partial payment is made and a claim remains open. We will re-adjust the case loss reserves in an instance where a partial payment is made if we believe the facts of the claim justify a different reserve. This activity is generally limited to our personal injury protection coverage, where we have a significant amount of this type of activity, the settlement time is longer than for our normal business and the types of losses do not lend themselves to an average reserve methodology.

We estimate IBNR losses and ultimate loss adjustment expenses quarterly using detailed statistical analyses and judgment, including adjustment for deviations in trends caused by internal and external variables that may affect the resulting reserves. The underlying processes require the use of estimates and informed judgment, and as a result the establishment of loss and loss adjustment expenses reserves is an inherently uncertain process. The following generally accepted actuarial loss and loss adjustment expenses (LAE) reserving methodologies are used in our analysis:

•

Paid Loss Development — We use historical loss or loss adjustment expense payments over discrete periods of time to estimate future losses or loss adjustment expense. Paid development methods assume that the pattern of paid losses or loss adjustment expense occurring in past periods will recur for losses or loss adjustment expense occurring in subsequent periods.

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

•

Incurred Bornhuetter/Ferguson — We use a combination of incurred development methods and expected loss and loss adjustment expense methods. Expected loss ratio methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected loss and loss adjustment expense ratios are typically developed based upon the information used in pricing and are multiplied by the total amount of premiums earned to calculate ultimate loss and loss adjustment expense which is then proportionately added to the actual incurred to date.

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

There are numerous factors, both internal and external, that we consider when evaluating the reasonableness of the various methods used to determine the actuarial best estimate of loss and loss adjustment expense reserves. Many of the factors vary for different states, programs, coverage groups, and accident periods. Some examples of internal factors considered are changes in product mix, changes in claims-handling practices, loss cost trends and underwriting standards and rules. With the most recent change in claims practices, a key variable that we are monitoring is the decrease in claim duration and the effect on the claims tail and severity. External factors considered include frequency, severity, changes in the limits required by the states, the effect of inflation on medical hospitalization, material repair and replacement costs, as well as general economic and legal trends.

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

We routinely monitor the collectability of the reinsurance recoverables of our insurance companies to determine if an amount is potentially uncollectible. Our evaluation is based on periodic reviews of our aged recoverables, as well as our assessment of recoverables due from reinsurers known to be in financial difficulty. Excluding VFIC, all significant reinsurers are currently rated A- or better by A. M. Best. Our estimates and judgment about collectability of the recoverables and the financial condition of reinsurers can change, and these changes can affect the level of reserve required.

At December 31, 2012, our receivables from reinsurers included $13.7 million net recoverable from VFIC. At December 31, 2012, the VFIC Trust held $16.8 million to collateralize the $13.7 million net recoverable from VFIC. We have, with the approval of the VFIC Special Deputy Receiver and the District Court, Austin, Texas, withdrawn $8.7 million through December 31, 2012 from the trust securing our reinsurance recoverables from VFIC, which represented 100% of the amount we paid in losses as of the date of the withdrawal covered by the VFIC reinsurance. We have made arrangements with the VFIC Special Deputy Receiver to submit quarterly statements for approval to withdraw additional funds from the trust based upon losses paid.

As of December 31, 2012 and 2011, we had no reserve for uncollectible reinsurance recoverables. We assessed the collectability of our year-end receivables and believe all amounts are collectible based on currently available information.

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

We conduct regular reviews to assess whether our investments are impaired and if any impairment is other than temporary. Factors considered by us in assessing whether an impairment is other than temporary include the credit quality of the investment, the duration of the impairment, our ability and intent to hold the investment until recovery or maturity and overall economic conditions. An other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss), a component of stockholders’ equity (deficit). All impairments on our available-for-sale investment securities were considered temporary in nature as of December 31, 2012 and 2011, respectively. Accordingly, unrealized losses are recorded in other comprehensive income (loss) on our consolidated balance sheet.

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

We completed our annual goodwill and indefinite lived intangible asset impairment analyses as of September 30, 2012. Current trends and recent developments resulted in management concluding that it was more likely than not that a goodwill impairment existed at September 30, 2012. Specifically, operating income and cash flow was less than plan, and premium production was below forecast. Due to our negative equity position as of September 30, 2012, GAAP required that we perform step two of the goodwill impairment test.

Consistent with prior assessments, our fair value was determined using an internally developed discounted cash flow method. Management made significant assumptions and estimates about the extent and timing of future cash flows, growth rates, and discount rates that represent unobservable inputs into the valuation methodologies used to calculate fair value. A discount rate of 19% was used at September 30, 2012, which we believed adequately reflected an appropriate risk-adjusted discount rate based on our overall cost of capital and company-specific risk factors related to cash flow, debt covenants compliance, and regulatory risk, as discussed in Note 2. The cash flows were estimated over a significant future period of time, which made those estimates and assumptions subject to a high degree of uncertainty. Based upon the results of the assessment, we concluded that the carrying value of goodwill was fully impaired as of September 30, 2012. In step two of the goodwill impairment analysis, we determined the fair values of our assets and liabilities (including any unrecognized intangible assets) as if we had been acquired in a business combination. Determining the implied fair value of goodwill was judgmental in nature and involved the use of significant estimates and assumptions. The resulting implied fair value of goodwill was compared to the carrying value of goodwill, resulting in the write-off of the remaining goodwill balance of $23.4 million.

Due to prior period adverse loss development on our Michigan business recorded in 2011 and negative premium production trends, we revised our five-year forecast and updated our discounted cash flow model to assess the recoverability of recorded goodwill at December 31, 2011. A discount rate of 14.5% was used at December 31, 2011, which we believe remained an appropriate risk-adjusted discount rate based on our overall cost of capital. Based on this updated discounted cash flow analysis, we concluded that the carrying amount of goodwill was not recoverable. In step two of the goodwill impairment analysis, we determined the fair values of the Company’s assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination. The resulting implied fair value was compared to the carrying value of goodwill with the excess carrying value resulting in an impairment. The step two analysis resulted in the recognition of a non-cash, pretax goodwill impairment charge of $140.1 million.

Indefinite-lived intangible assets primarily consist of trade names. In measuring the fair value of these intangible assets, the Company utilizes the relief-from-royalty method. This method assumes that trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires an estimate of future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. This analysis indicated an impairment of indefinite-lived intangible assets of $0.2 million as of September 30, 2012. There was no impairment of indefinite-lived intangible assets in 2011.

Intangible assets with definite lives consist of agency relationships acquired through various business combinations or asset acquisitions. Significant declines in 2011 in premiums written in the markets corresponding to the recorded agency relationship compared with prior periods and forecast, as well as customer attrition rates indicated that the carrying amounts of definite-lived intangible assets were not recoverable, resulting in a non-cash impairment charge of $1.7 million in 2011.

Deferred acquisition costs. Deferred acquisition costs represent the deferral of expenses that we incur in the successful acquisition of new business or renewing existing business. Policy acquisition costs (primarily commissions, premium taxes, net of ceding commission income, related to the successful issuance of a policy) are deferred and charged against income ratably over the terms of the related policies. Management regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. At December 31, 2012 and 2011, there were no premium deficiencies. Judgments as to the ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with unearned premiums.

Income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. In addition, we assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statement of operations. We carry a full valuation allowance as of December 31, 2012 and 2011 that was initially established in 2009.

If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such a conclusion is reached, which would materially impact our financial position and results of operations in a favorable manner.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In October 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-26, Financial Services-Insurance (Topic 944). ASU 2010-26 modified the definitions of the type of costs that can be capitalized in the successful acquisition of new and renewal insurance contracts. ASU 2010-26 requires incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. We retrospectively adopted ASU 2010-26 on January 1, 2012. The cumulative effect of the adoption was a decrease of shareholders’ equity by $11.3 million, net of tax, as of January 1, 2011.

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

The following table illustrates the effect of adopting ASU 2010-26 in the consolidated statements of operations (in thousands, except per share amounts):

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Previously Reported	As Adjusted	Previously Reported	As Adjusted
Selling, general and administrative expenses	$112,327	$110,716	$166,916	$164,908
Net loss	(164,209)	(162,598)	(88,931)	(86,923)
Net loss per share:
Basic	(10.66)	(10.55)	(5.77)	(5.64)
Diluted	(10.66)	(10.55)	(5.77)	(5.64)

ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Additionally, if the carrying amount of a reporting unit is zero or negative, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, a qualitative assessment will be performed. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. This standard is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.

ASU 2011-05, Comprehensive Income (Topic 220):Presentation of Comprehensive Income, requires companies to present the components of net income and comprehensive income in either one or two consecutive financial statements. Companies will no longer be permitted to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This standard is effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. The adoption of this standard did not impact our consolidated financial position, results of operations or cash flows.

ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, provides identical guidance with concurrently issued International Financial Reporting Standard (IFRS) 13, Fair Value Measurements. Most of the changes in the new standard are clarifications of existing guidance, but it expands the disclosures about fair value measurements, and requires the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value is required to be disclosed, which would consist of our debt, cash and cash equivalents, and fiduciary and restricted cash. In addition, for fair value measurements categorized as Level 3 within the fair value hierarchy, the valuation processes and sensitivity of the fair value measurements to changes in unobservable inputs shall be disclosed. This standard is effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The adoption of this standard did not impact our consolidated financial position, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU gives entities testing indefinite-lived intangible assets for impairment the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. However, if an entity concludes otherwise, a quantitative impairment test is required. This guidance is effective for annual and interim impairment tests beginning January 1, 2013, with early adoption permitted. We will adopt this standard on January 1, 2013 and do not believe the adoption will have a material effect on our consolidated financial position, results of operations or cash flows.

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

As part of our corporate strategy, we treat our retail stores as independent agents (except those in Louisiana and Alabama), encouraging them to sell to their individual customers whatever products are most appropriate for and affordable to those customers. We believe that this offers our retail customers the best combination of service and value, developing stronger customer loyalty and improving customer retention. In practice, this means that in our retail stores, the relative proportion of the sales of our own insurance products as compared to the sales of the third-party policies will vary depending upon the competitiveness of our insurance products in the marketplace during the period. This reflects our intention of maintaining the margins in our insurance company subsidiaries, even at the cost of business lost to third-party carriers.

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

For 2012, we had a net loss of $51.9 million, which included a goodwill impairment charge of $23.4 million. For 2011, we had a net loss of $162.6 million, which included a goodwill impairment charge of $140.1 million and losses from our Michigan business of $14.7 million. For 2010, we had a net loss of $86.9 million.

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written and assumed by distribution channel (in thousands):

	Year Ended December 31,
	2012	2011	2010
Our underwriting agencies:
Retail agencies	$149,478	$158,368	$184,464
Independent agencies	69,768	55,968	148,851

Subtotal	219,246	214,336	333,315
Unaffiliated underwriting agencies	17,776	14,893	20,565

Total	$237,022	$229,229	$353,880

Total gross premiums written for 2012 increased $7.8 million, or 3.4%, compared with 2011. This increase was primarily due to an increase in new business policies generated in Texas from independent agencies during 2012. New business policies in Texas increased 41.4% for 2012 compared with 2011, which was comprised of a 12.6% increase from our retail stores and a 131.3% increase from independent agents. We anticipate further gross written premium growth in 2013.

Total gross premiums written for 2011 decreased $124.7 million, or 35.2%, compared with 2010 as pricing increases and changes in underwriting guidelines as well as the suspension or limitation of new business production for unprofitable independent agent relationships, which included our withdrawal from the Michigan market, were the primary causes of the decline.

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

	Year Ended December 31,
	2012	2011	2010
Our policies	$149,478	$158,368	$184,464
Third-party carrier policies	49,651	54,467	48,375

Total	$199,129	$212,835	$232,839

Gross premiums written of our policies in our retail distribution channel for 2012 decreased $8.9 million, or 5.6%, compared with 2011. This decrease is a result of a decline in renewal policies as a result of the pricing and underwriting actions undertaken in 2011. Third-party policies for 2012 decreased $4.8 million, or 8.8%, compared with 2011. In 2011, our policies produced by our retail agencies decreased $26.1 million, or 14.1%, compared with 2010 primarily due to the pricing and underwriting actions. Third-party policies for 2011 increased $6.1 million, or 12.6%, compared with 2010.

In our independent agency distribution channel, gross premiums written for 2012 increased $13.8 million, or 24.7%, compared with 2011 primarily due to increases in our Texas business. In our independent agency distribution channel, gross premiums written for 2011 decreased $92.9 million, or 62.4%, compared with 2010. The 2011 decrease was primarily due to the suspension of new business production from unprofitable independent agent relationships, which included our withdrawal from the Michigan market, as well as our pricing and underwriting actions.

Gross premiums written by our unaffiliated underwriting agencies for 2012 increased $2.9 million, or 19.4%, compared with 2011. Gross premiums written by our unaffiliated underwriting agencies for 2011 decreased $5.7 million, or 27.6%, compared with 2010.

We introduced a multivariate pricing product in May 2011 for new business in Louisiana, in June 2011 for new business in Alabama and Texas, and in September 2011 for new business in Illinois.

The following table displays our gross premiums written and assumed by state (in thousands):

	Year Ended December 31,
	2012	2011	2010
Louisiana	$106,841	$116,462	$140,642
Texas	54,009	36,257	67,078
Illinois	23,887	25,577	41,417
Alabama	21,270	23,377	28,475
California	17,706	14,789	20,404
Indiana	8,092	6,463	10,277
Missouri	3,084	1,885	4,541
South Carolina	2,127	3,442	5,571
Michigan	—	895	32,314
Florida	—	(8)	1,337
New Mexico	—	(14)	1,665
Other	6	104	159

Total	$237,022	$229,229	$353,880

The following table displays our net premiums written by distribution channel (in thousands):

	Year Ended December 31,
	2012	2011	2010
Our underwriting agencies:
Retail agencies — gross premiums written	$149,478	$158,368	$184,464
Ceded reinsurance	(46,745)	(60,618)	(37,433)

Subtotal retail agencies net premiums written	102,733	97,750	147,031

Independent agencies — gross premiums written	69,768	55,968	148,851
Ceded reinsurance	(19,823)	(21,135)	(27,461)

Subtotal independent agencies net premiums written	49,945	34,833	121,390

Unaffiliated underwriting agencies — gross premiums written	17,776	14,893	20,565
Ceded reinsurance	601	(4,169)	(3,542)

Subtotal unaffiliated underwriting agencies net premiums written	18,377	10,724	17,023

Excess of loss coverages with various reinsurers	(535)	(1,496)	(2,858)
Catastrophe coverages with various reinsurers	20	(647)	(538)

Total net premiums written	$170,540	$141,164	$282,048

Total net premiums written for 2012 increased $29.4 million, or 20.8%, compared with 2011. The increase was primarily due to the increase in gross written premium and the termination of a quota-share reinsurance agreement on January 1, 2012. This contract, put in place effective January 1, 2011, terminated on a cut-off basis and resulted in the return of $11.8 million of ceded unearned premium, net of $4.3 million of deferred ceding commissions during the year ended December 31, 2012. Total net premiums written for 2011 decreased $140.9 million, or 50.0%, compared with 2010.

Total net premiums earned for 2012 decreased $32.8 million, or 18.6%, compared with 2011. The decrease was primarily due to the decline in gross written premium for the first half of 2012. Total net premiums earned for 2011 decreased $156.7 million, or 47.0%, compared with 2010. The decrease was primarily due to the decline in gross written premium and the effects of reinsurance purchased for the fourth quarter of 2010 and year ended December 31, 2011.

Reinsurance. The following table reflects the premiums ceded and assumed under reinsurance agreements in our consolidated financial statements (in thousands):

	Year Ended December 31,
	2012	2011	2010
Direct premiums written	$198,359	$193,528	$288,296
Assumed premiums	38,663	35,701	65,584

Gross premiums written	237,022	229,229	353,880
Ceded premiums written	(66,482)	(88,065)	(71,832)

Net premiums written	$170,540	$141,164	$282,048

We assume reinsurance from a Texas county mutual insurance company (the county mutual) whereby we have assumed 100% of the policies issued by the county mutual for business produced by our owned general agents.

Effective October 1, 2010, we entered into a quota-share reinsurance agreement with a third-party reinsurance company ceding 40% of premiums and losses on policies in-force in all states other than Michigan on October 1, 2010 and policies written through December 31, 2010 on a run-off basis. Written premiums ceded under this agreement totaled $60.8 million through December 31, 2012. This contract was commuted effective November 30, 2012.

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

In 2011, we entered into an additional quota-share agreement with a third-party reinsurance company under which we ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012 and was extended to March 31, 2013. Written premiums ceded under this agreement totaled $82.0 million during 2012. Written premiums ceded under this agreement totaled $104.9 million since inception through December 31, 2012. In March 2013, we entered into a new quota-share agreement with this third-party reinsurance company effective March 31, 2013, which we cede 40% for the same four states as the expiring agreement and 100% of business originated through the Texas county mutual. This agreement is through December 31, 2013 but has automatic one-year renewals unless either party provides notice of intent not to renew within 75 days.

The amount of recoveries pertaining to reinsurance contracts that were deducted from losses and loss adjustment expenses incurred during 2012, 2011 and 2010 was approximately $49.8 million, $40.6 million and $75.2 million, respectively. The amount of loss reserves and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Losses and loss adjustment expense reserves	$67,166	$78,510	$93,084
Unearned premium reserve	24,628	36,674	34,149

Total	$91,794	$115,184	$127,233

The following table summarizes the ceded incurred losses and loss adjustment expenses (consisting of ceded paid losses and loss adjustment expenses and change in reserves for loss and loss adjustment expenses ceded) to various reinsurers (in thousands):

	Year Ended December 31,
	2012	2011	2010
Paid losses and loss adjustment expenses ceded	$61,186	$55,197	$14,604
Change in loss and loss adjustment expense reserves ceded	(11,344)	(14,574)	60,636

Incurred losses and loss adjustment expenses ceded	$49,842	$40,623	$75,240

The Michigan Catastrophic Claims Association (MCCA) is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan. We stopped writing policies in Michigan in 2011. For policies effective in 2011 and 2010, the retention amount was $0.5 million. When we wrote personal automobile policies in the state of Michigan, we ceded premiums and claims to the MCCA. Funding for MCCA comes from assessments against active automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

The table below presents the ceded premiums written and ceded loss and loss adjustment expenses to the MCCA (in thousands):

	Year Ended December 31,
	2012	2011	2010
Ceded premiums written	$—	$528	$3,305

Ceded loss and loss adjustment expenses	$(158)	$(16,071)	$50,707

We entered into an excess of loss reinsurance contract effective August 1, 2010 that provides coverage for individual losses in excess of $100,000 up to $1 million primarily to reduce our exposure to no-fault medical losses in Michigan. This contract terminated July 31, 2011 on a run-off basis. In addition, we entered into a reinsurance agreement effective June 1, 2012 (as we have previously done on an annual basis) to provide coverage for catastrophic events that may involve multiple insured losses.

In February 2012, we entered into a one-year excess of loss reinsurance contract with third-party reinsurers which provides coverage for individual losses in excess of $100,000 up to $1.0 million.

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

The following sets forth the components of consolidated commission income and fees earned for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Premium finance revenue	$21,078	$22,897	$23,442
Policyholder fees	20,694	24,334	39,614
Commissions and fees	16,153	16,315	15,598
Agency fees	3,570	4,339	4,854

Total commission income and fees	$61,495	$67,885	$83,508

Commission income and fees for 2012 decreased $6.4 million, or 9.4%, compared with 2011. Premium finance revenue decreased $1.8 million, or 7.9%, due to decreases in the number of policies financed and revenue per policy. Policyholder fees decreased $3.6 million, or 15.0%, due to the lower overall volume of premiums written and a change in mix of states. Commissions and fees decreased $0.2 million, or 1.0%, due to a decrease in ancillary product sales.

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

Net Investment Income and Other Income. Net investment income includes income on our portfolio of debt securities and net rental income from our investment in real property. Net investment income for 2012 decreased $1.9 million, or 37.8%, compared with 2011. The decrease was primarily due to a 52.1% decrease in total average invested assets to $76.3 million during 2012 from $159.4 million during 2011, which was partially offset by a $0.3 million increase in income from our investment in real estate. The average investment yield was 1.9% (2.0% on a taxable equivalent basis) in 2012, compared with 2.3% (2.4% on a taxable equivalent basis) in 2011.

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

At December 31, 2012, our fixed-income investments were invested in the following: corporate debt securities 40.6%; FDIC-insured certificates of deposit 27.8%; U.S. Treasury and government agencies securities 24.0%; and states and political subdivisions securities 7.6%. The average quality of our portfolio was AA- at December 31, 2012. We attempt to mitigate interest rate risk by managing the duration of our fixed-income portfolio to the duration of our reserves. As of December 31, 2012, the effective duration of our fixed-income investment portfolio was 1.1 years.

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

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for 2012 decreased $25.8 million, or 18.7%, compared with 2011. Losses and loss adjustment expenses for 2011 decreased $175.0 million, or 56.0%, compared with 2010.

The following table displays loss ratios:

	Year Ended December 31,
	2012	2011	2010
Loss ratio — current year	74.0%	75.1%	85.4%
Adverse loss ratio development — prior year business	3.8	2.9	8.4

Reported loss ratio	77.8%	78.0%	93.8%

In 2012, the percentage of calendar year losses and loss adjustment expense to net premiums earned (the net loss ratio) was 77.8% compared with 78.0% in 2011. On an accident year basis, the net loss ratio was 74.0% in 2012 compared with 75.1% in 2011. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 4.6 points for 2012 and 3.1 points for 2011. Excluding the impact of the quota-share, the net loss ratio for the 2012 accident year was 69.4% and 71.1% for the 2011 accident year. This decrease reflects the pricing, claims and underwriting actions that commenced in the second half of 2010 through 2011. Also reflected in the above numbers is the effect of catastrophes. In the current accident year we have incurred catastrophes, net of reinsurance, equal to 2.0 points for 2012 compared to 1.5 points in 2011. Both of these numbers are higher than our long term average expectation of 0.5 points. The adverse prior period development taken in 2012 was primarily due to an increase in the estimated severity for Louisiana bodily injury claims in 2011.

The decrease in the 2012 accident year resulted from the confluence of a number of initiatives. During 2012, we realized the full benefit of our new multi-variate pricing model in our four largest states, implemented pricing and underwriting changes and our continuing improvements in our claims process. The combination of these improvements has allowed us to start growing in the fourth quarter while keeping our losses at levels lower than 2011.

In 2011, the percentage of calendar year losses and loss adjustment expense to net premiums earned (the loss ratio) was 78.0% compared with 93.8% in 2010. The accident year loss ratio for 2011 decreased 13.7 points compared with the current 2010 accident year loss ratio of 88.8%. The decline in the loss ratio for 2011 compared with the 2010 accident year was due to the pricing and underwriting actions that were taken as well as additional process changes implemented in the handling of claims to mitigate the significant increases in severity that occurred due to the claims initiatives. Also, there was $10.1 million of adverse prior period development related to our Michigan business and $5.0 million of favorable prior period development in 2011 due to Vesta-related reserves, compared with 2010’s adverse loss development of $28.0 million primarily related to our 2009 Texas and Michigan business. The accident year decline was even more significant when the impact of the quota-share treaties that were entered into for the fourth quarter of 2010 and for all of 2011 are taken into account. As such, the quota-share treaties’ impact on the calendar year loss ratio was to increase it by 3.1 points for 2011 and 1.7 points for 2010. We ceased writing new business in Michigan in March 2011 and renewal business in June 2011.

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

Our losses and loss adjustment expenses are a blend of the specific estimated and actual costs of providing the coverage contracted by the purchasers of our insurance policies. We maintain reserves to cover our estimated ultimate liability for losses and related loss adjustment expenses for both reported and unreported claims on the insurance policies issued by our insurance companies. The establishment of appropriate reserves is an inherently uncertain process, involving actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of claims based on historical claims information, estimates of future trends in claims severity and other variable factors such as inflation. Significant change in claims practices that began in the third quarter of 2009 and continued throughout 2010 and 2011 added additional uncertainty to the reserving process. Due to the inherent uncertainty of estimating reserves, reserve estimates can be expected to vary from period to period. To the extent that our reserves prove to be inadequate in the future, we would be required to increase our reserves for losses and loss adjustment expenses and incur a charge to earnings in the period during which such reserves are increased. The historic development of our reserves for losses and loss adjustment expenses is not necessarily indicative of future trends in the development of these amounts.

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

The following table provides a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses (in thousands):

	Year Ended December 31,
	2012	2011	2010
Gross balance at beginning of year	$183,836	$252,084	$193,647
Less: Reinsurance recoverable	78,510	93,084	32,447
Less: Deposits	—	213	245

Net balance at beginning of year	105,326	158,787	160,955
Incurred related to:
Current year	106,379	132,557	284,623
Prior year	5,479	5,100	28,046
Paid related to:
Current year	66,916	87,117	183,364
Prior year	78,580	104,001	131,473

Net balance at the end of year	71,688	105,326	158,787
Reinsurance recoverable	67,166	78,510	93,084
Deposits	—	—	213

Gross balance at the end of year	$138,854	$183,836	$252,084

Our losses, loss adjustment expense reserves and deposit liabilities of $138.9 million on a gross basis and $71.7 million on a net basis are our best estimates as of December 31, 2012. The analysis provided by our internal valuation methods indicated that the expected range for the ultimate liability for our losses and loss adjustment expense reserves, as of December 31, 2012, was between $107.9 million and $149.3 million on a gross basis and between $59.5 million and $77.9 million on a net basis.

The following table presents the development of reserves for unpaid losses and loss adjustment expenses from 2002 through 2012 for our insurance company subsidiaries, net of reinsurance recoveries or recoverables. The first line of the table presents the reserves at December 31 for each indicated year. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to us. The upper portion of the table presents the cumulative amounts subsequently paid as of successive years with respect to those claims. The lower portion of the table presents an update of the estimated amount of the previously recorded reserves based upon the experience as of the end of each succeeding year. The estimates are revised as more information becomes known about the payments, frequency and severity of claims for individual years. A redundancy (deficiency) exists when the reestimated reserves at each December 31 is less (greater) than the prior reserve estimate. The cumulative redundancy (deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Our historical net liabilities for losses and loss adjustment expenses are impacted by our 100% quota-share reinsurance contract with VFIC. For the years 2002 and 2003 we reinsured 100% of business written or assumed by our insurance companies to VFIC. The following table summarizes the development of reserves for unpaid losses and loss adjustment expenses (in thousands):

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Net liability for unpaid losses and LAE:
Originally estimated	$—	$—	55,500	$116,109	$138,421	$180,745	$163,454	$160,955	$158,787	$105,326	$71,688
Reserve adjustment from acquisition of USAgencies	—	—	—	—	27,810	—	—	—	—	—	—

Adjusted reserves, net of reinsurance	—	—	55,500	116,109	166,231	180,745	163,454	160,955	158,787	105,326	71,688
Cumulative paid as of December 31,
One year later	—	—	17,396	62,715	99,235	126,991	118,314	131,474	104,002	78,580
Two years later	—	—	31,194	83,974	131,873	160,754	155,317	157,213	139,023
Three years later	—	—	39,686	94,879	145,652	176,911	164,463	166,837
Four years later	—	—	43,106	100,444	153,103	181,381	167,830
Five years later	—	—	45,409	104,699	155,618	182,830
Six years later	—	—	46,458	105,674	156,224
Seven years later	—	—	46,952	105,963
Eight years later	—	—	47,167
Nine years later	—	—
Ten years later	—

Liability re-estimated as of December 31,
One year later	—	—	46,948	110,875	161,208	184,470	178,262	189,001	163,887	110,805
Two years later	—	—	47,417	109,193	161,734	195,550	187,370	182,790	169,978
Three years later	—	—	48,404	110,015	168,066	198,643	179,900	179,767
Four years later	—	—	48,452	116,171	169,075	190,450	176,847
Five years later	—	—	51,279	117,353	162,578	188,458
Six years later	—	—	51,634	113,860	160,890
Seven years later	—	—	49,930	112,445
Eight years later	—	—	49,273
Nine years later	—	—
Ten years later	—

Net cumulative redundancy/ (deficiency)	$—	$—	$6,227	$3,664	$5,341	$(7,713)	$(13,393)	$(18,812)	$(11,191)	$(5,479)	N/A

The following table is a reconciliation of our net liability to our gross liability for losses and loss adjustment expenses (in thousands):

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
As originally estimated:
Net liability shown above	$—	$—	$55,500	$116,109	$138,421	$180,745	$163,454	$160,955	$158,787	$105,326	$71,688
Add reinsurance recoverable	64,677	58,507	43,363	19,169	21,590	46,854	40,667	32,447	93,084	78,510	67,166

Gross liability	64,677	58,507	98,863	135,278	160,011	227,599	204,121	193,402	251,871	183,836	138,854
Adjusted for acquisition of USAgencies	—	—	—	—	71,522	—	—	—	—	—	—

Adjusted gross liability	64,677	58,507	98,863	135,278	231,533	227,599	204,121	193,402	251,871	183,836	138,854

As re-estimated as of December 31, 2012:
Net liability shown above	—	—	49,273	112,445	160,890	188,458	176,847	179,767	169,978	110,805
Add reinsurance recoverable	67,202	50,340	39,743	14,093	65,568	45,968	48,297	49,391	75,435	80,778
Gross liability	67,202	50,340	89,016	126,538	226,458	234,426	225,144	229,158	245,413	191,583

Net cumulative redundancy/ (deficiency)	$(2,525)	$8,167	$9,847	$8,740	$5,075	$(6,827)	$(21,023)	$(35,756)	$6,458	$(7,747)

The adverse prior period development taken in 2012 was primarily due to an increase in the estimated severity for Louisiana bodily injury claims in 2011. The gross cumulative redundancy in 2010 was primarily due to a reduction of Michigan case reserves for 2010 due to revised estimates of losses. The gross cumulative deficiency in 2009 increased as a result of revised case reserves on our Michigan business due to increased estimates of ultimate losses.

As a result of the 100% quota-share reinsurance contract with VFIC, all losses and loss adjustment expense reserves of our insurance companies as of December 31, 2003 were reinsured by VFIC.

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and the retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs, including compensation and benefits. Selling, general and administrative expenses for 2012 decreased $14.7 million, or 13.2%, compared with 2011, primarily due to a $10.0 million decline in policy acquisition expenses, a $2.2 million impairment in the fourth quarter of 2011 related to our office space, and a $3.7 million decline in employee compensation and benefits due to management actions to reduce expenses.

Selling, general and administrative expenses for 2011 decreased $54.2 million, or 32.9%, compared with 2010, primarily due to a decrease in premium production and recognition of ceding commission income from the quota-share reinsurance agreements. The primary drivers of the decrease were a drop in independent agent expense with lower premium volume and ceding commission income in 2011 from the quota-share reinsurance agreements. There was no ceding commission income in the first nine months of 2010. Also, the decrease for 2011 reflected a $9.0 million decrease in employee compensation and benefits primarily due to management actions to reduce expenses, a $5.2 million decrease due to lease termination and related charges incurred in 2010, a $3.1 million decrease due to lower IT consulting, a $1.9 million decrease in temporary labor costs and a $1.5 million decrease in severance costs.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Year Ended December 31,
	2012	2011	2010
Amortization of deferred acquisition costs, net	$(5,221)	$(241)	$37,573
Other selling, general and administrative expenses	101,276	110,957	127,335

Total selling, general and administrative expenses	$96,055	$110,716	$164,908

Total as a percentage of net premiums earned	66.8%	62.7%	49.5%

Beginning deferred acquisition costs, net	$(6,464)	$460	$1,529
Additions, net of ceding commission	1,341	(7,165)	36,504
Amortization, net of ceding commissions	5,221	241	(37,573)

Ending deferred acquisition costs	$98	$(6,464)	$460

Amortization of deferred acquisition costs, net, as a percentage of net premiums earned	3.6%	0.1%	11.3%

Additions to deferred acquisition costs in 2012 increased by $8.5 million, and additions to the related amortization increased by $5.0 million compared with 2011. The increase in additions is primarily due to an increase in business written by independent agents and a decrease in ceded deferred policy acquisition expenses. The increase in amortization is due to an increase in net written premium and higher policy acquisition expenses.

Additions to deferred acquisition costs in 2011 decreased by $43.7 million and additions to the related amortization decreased by $37.8 million compared with 2010. The decrease in additions is primarily due to a decline in gross written premium and an increase in ceded commissions in 2011. The decrease in amortization is due to a decline in net written premium and lower policy acquisition expenses.

ASU 2010-26, Financial Services-Insurance (Topic 944), modifies the definitions of the type of costs that can be capitalized in the successful acquisition of new and renewal insurance contracts. ASU 2010-26 requires incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. We adopted this guidance on January 1, 2012 using retrospective application.

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

The following table illustrates the effect of adopting ASU 2010-26 in the consolidated statements of operations (in thousands, except per share amounts):

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Previously Reported	As Adjusted	Previously Reported	As Adjusted
Selling, general and administrative expenses	$112,327	$110,716	$166,916	$164,908
Net loss	(164,209)	(162,598)	(88,931)	(86,923)
Net loss per share:
Basic	(10.66)	(10.55)	(5.77)	(5.64)
Diluted	(10.66)	(10.55)	(5.77)	(5.64)

Net expenses, defined as the sum of selling, general and administrative expenses and depreciation and amortization less commission income and fees, as a percentage of net premiums earned (the net expense ratio) increased to 31.0% in 2012 compared with 29.7% in 2011. The increase was primarily due to an 18.6% decrease in net premiums earned and a 13.2% decrease in selling, general and administrative expenses, which were partially offset by a 9.4% decrease in commission income and fees. Net expenses as a percentage of net premiums earned (the net expense ratio) increased to 29.7% in 2011 compared with 27.3% in 2010. The increase was primarily due to a 47.0% decrease in net premiums earned and a 32.9% decrease in selling, general and administrative expenses, which were partially offset by an 18.7% decrease in commission income and fees. The following table sets forth the components of the net expenses and the computation of the net expense ratios (in thousands):

	Year Ended December 31,
	2012	2011	2010
Selling, general and administrative expenses	$96,055	$110,716	$164,908
Depreciation and amortization	10,062	9,674	9,622
Less: Commission income and fees	(61,495)	(67,885)	(83,508)

Net expenses	$44,622	$52,505	$91,022

Net premiums earned	$143,736	$176,549	$333,267

Net expense ratio	31.0%	29.7%	27.3%

Depreciation and Amortization. Depreciation and amortization expenses for 2012 increased $0.4 million, or 4.0%, compared with 2011. Depreciation and amortization expenses for 2011 were comparable to 2010.

Loss on Interest Rate Swaps. Loss on interest rate swaps for 2011 decreased $0.9 million compared with 2010. The loss relates to the impact on the determination of fair value associated with the decline in short-term interest rates implied in the forward yield curve. One swap instrument expired in February 2011 and the remaining swap instrument expired in April 2011.

Interest Expense. Interest expense for 2012 decreased $1.8 million, or 8.5%, compared with 2011. This decrease was due to decreases in the average debt outstanding, in the amortization of debt discount and in interest expense on the lease obligation entered into in May 2010. In 2012, we repaid $3.5 million of the senior secured facility. Amortization of debt discount was $4.1 million in 2012, compared with $4.5 million in 2011.

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

Income Taxes. Income tax expense for 2012 was $0.3 million as compared to an income tax benefit of $9.0 million in 2011. Income tax expense for 2012 represents increasing deferred tax liabilities arising from timing differences on goodwill and other intangible assets.

Income tax benefit for 2011 was $9.0 million as compared to expense of $1.7 million for 2010. The income tax benefit was related to the reduction of deferred tax liabilities from the goodwill and other intangible asset impairment charges.

Our gross deferred tax assets prior to recognition of valuation allowance were $103.4 million and $91.2 million at December 31, 2012 and 2011, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $101.9 million and $88.9 million at December 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of December 31, 2012, we had $2.3 million of cash and cash equivalents at our holding company and non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of December 31, 2012, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, as mentioned previously, our non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

In 2010, we entered into a capital lease obligation related to certain computer software, software licenses, and hardware currently used by and on the books of Affirmative Insurance Company. The lease term was 60 months and the lease obligation was fully secured with FDIC-insured certificates of deposit. On October 17, 2012, we received notice from one of the lessors (Lessor) under a capital lease obligation that, based upon Lessor’s claim of an alleged default under the terms of the applicable lease and security agreements, it elected to immediately seek recovery of an amount equal to the casualty loss value of the leased property, together with all other sums allegedly due to Lessor, which Lessor calculated as $9.6 million. Lessor informed the Company that it had directed the escrow agent to redeem the CDs securing the Company’s lease payment obligation and disburse to it the approximately $8.3 million in proceeds, which Lessor received on October 15, 2012. Lessor threatened legal action against the Company to recover the remaining $1.3 million, alleged liquidated damages. The Company contests that any event of default has occurred and also disputes Lessor’s demand for payment of the casualty loss value of the leased property. The Company has demanded that Lessor pay the Company approximately $0.5 million, the amount by which the CD redemption proceeds exceeded Lessor’s remaining interest in the lease at the time it declared default. On December 26, 2012, Lessor conveyed all right and interest in the leased property back to the Company, although both parties reserved all claims with respect to the disputed demands for payment. Neither party has filed suit at this time.

We incurred losses from operations over the last four years, including a net loss of $51.9 million for the year ended December 31, 2012. Losses over this time period were primarily due to underwriting losses, significant revenue declines and expenses declining less than the amount of revenue declines and goodwill impairments. The loss from operations was the result of prior pricing issues in some states in which we have taken significant pricing and underwriting actions to address profitability, losses from states that we have exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses. As a result of declining performance, we have breached the leverage ratio covenant under the senior secured credit facility as of September 30, 2012; however, the lenders for the facility agreed to waive such event of default. We breached the leverage, interest coverage and risk-based capital ratio covenants (“Financial Covenants”) as of December 31, 2012, and the lenders for the facility have agreed to temporarily forbear from exercising their rights and remedies under the facility until the earlier of June 1, 2013, or the occurrence of a further event of default under the facility from the quarterly covenants. If we are unable to achieve compliance with the Financial Covenants as of June 1, 2013, or obtain an extension of the lenders’ forbearance or a waiver of any non-compliance, the lenders will be able to declare all amounts outstanding under the facility to be immediately due and payable. Even if we are compliant with the Financial Covenants or, if not compliant, obtain additional forbearance or waivers from our lenders, there is still substantial uncertainty that we will be able to refinance or extend the maturity of the senior secured facility when it expires in January 2014. If our lenders declare the amounts outstanding under our senior secured credit facility to be immediately due and payable or we are unable to refinance or extend the maturity of the senior secured facility when it expires in January 2014, it would have a material adverse effect on our operations and our creditors and stockholders.

The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. As of December 31, 2011, Affirmative Insurance Company (AIC) was deficient in meeting the qualifying investments requirement by $18.9 million, but submitted a plan to cure such deficiency to the Illinois Department of Insurance by September 30, 2012, which was approved and through various actions AIC was deemed by the Illinois Department of Insurance to be in compliance with the reserve requirement as of September 30, 2012. As of December 31, 2012, AIC was deficient in meeting the qualifying investments requirement by $16.5 million. We submitted a plan to cure the deficiency as of June 30, 2013 which includes a number of actions. The Illinois Department of Insurance has not yet responded to the plan. If the Illinois Department of Insurance does not approve AIC’s proposed plan or if AIC is not compliant as of the plan date of June 30, 2013, the Director of the Illinois Department of Insurance could deem AIC to be in hazardous financial condition and could take one or more of the remedial actions authorized by law for such a condition. Such action by the Illinois Department of Insurance would have a material adverse affect on our operations and the interests of our creditors and stockholders. Such action by the Illinois Department of Insurance also would trigger a further event of default under our senior secured credit facility allowing our lenders to declare all amounts outstanding under the facility to be immediately due and payable, and if such amounts were declared immediately due and payable by the lenders, it would have a material adverse effect on our operations and the interests of our creditors and stockholders.

We are pursuing various actions to address these issues including, but not limited to, refinancing of our debt, obtaining additional financing or entering into certain transactions, such as sales of assets or operations.

Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At December 31, 2012 and 2011, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. Effective January 1, 2012, the State of Illinois adopted the revised NAIC Risk-Based Capital Model Act that includes a risk-based capital trend test as another manner under which the company action level could be triggered and will be applied as of December 31, 2012. The test is applicable when an insurance company has a risk-based capital ratio between 200% and 300% and a combined ratio of more than 120%. All of our insurance subsidiaries were in compliance with the RBC trend test as of December 31, 2012.

On February 28, 2012, we exercised our right to defer interest payments on selected Notes Payable beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to our unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of December 31, 2012. We will continue to accrue interest on the principal during the extension period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the extension period.

Our operating subsidiaries’ primary sources of funds are premiums received, commission and fee income, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.

We believe that existing cash and investment balances, as well as cash flows generated from operations, and other actions taken by the Company will be adequate to meet our liquidity needs, planned capital expenditures and the debt service requirements of the senior secured credit facility and notes payable, during the 12-month period following the date of this report at both the holding company and insurance company levels. For the year ended December 31, 2012, our net cash used in operations was $48.8 million. We believe that this amount will be significantly reduced in 2013 due to our exit from the Michigan business and premium production increasing. The runoff of the Michigan business and previous decline in insurance premiums had a substantial impact on the net cash used in operations during the year ended December 31, 2012. Cash provided by investing activities of $65.9 million was utilized to fund operating cash needs for the year ended December 31, 2012. We do not currently know of any events that could cause a material increase or decrease in our long-term liquidity needs other than the 2014 expiration of our senior secured credit facility.

Senior secured credit facility. In 2007, we entered into a $220.0 million senior secured credit facility (the facility) provided by a syndicate of lenders, that provide for a $200.0 million senior term loan facility and a revolving facility of up to $20.0 million, depending on our borrowing capacity. The principal amount of the term loan is payable in quarterly installments, with the remaining balance due January 31, 2014. Beginning in 2008, we were also required to make additional annual principal payments that are calculated based upon our financial performance during the preceding fiscal year. In addition, certain events, such as the sale of material assets or the issuance of significant new equity, necessitate additional required principal repayments. During 2012, we made $3.5 million in principal payments. The revolving portion of the facility expired in January 2010.

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

•

Repayment of the full $8.0 million will be on a first out basis, payable in full, on or prior to January 17, 2014, with priority over all other amounts outstanding under the senior secured credit facility. The incremental term loan lenders retained $2.5 million, representing original issue discount.

•

All additional proceeds not used to satisfy Affirmative Insurance Company’s reserve requirement as of September 30, 2012 as described in Note 12 are to be used solely for paying the incremental term loan lenders’ and administrative agent’s professional fees.

•	A $60,000 principal payment is due as of March 31, 2013 and $40,000 is due each quarter end for the remainder of 2013. The remaining balance is due at maturity.

•	As of December 31, 2012, a non-cash closing fee of $550,000 was recorded in other liabilities, and subsequently added to the principal amount of the incremental term loan as of January 1, 2013.

•	The incremental term loan lenders will receive an 8% prepayment premium of the principal amount if the incremental term loan is prepaid.

•	The incremental term loan lenders have the right to retain a financial advisor to assess the financial, operational and regulatory condition of the Company.

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

•	We have the option to capitalize interest that is in excess of the prior payment terms to the loan balance.

In addition, we paid a 0.25% fee to all lenders that approved the March 2011 amendment.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2012 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases(1)	$10,720	$9,333	$6,072	$3,145	$1,002	$1,894	$32,166
Capital lease obligation(2)	2,943	3,175	1,395	—	—	—	7,513
Notes payable(3)	—	—	—	—	—	76,842	76,842
Senior secured credit facility(4)	1,191	107,798	—	—	—	—	108,989
Interest on capital lease obligation	448	216	17	—	—	—	681
Interest on notes payable(3)	3,142	3,235	3,331	3,428	3,533	51,704	68,373
Interest on senior secured credit facility(4)	12,490	1,146	—	—	—	—	13,636
Data processing services(5)	7,364	7,364	7,364	6,137	—	—	28,229
Reserves for loss and loss adjustment expense(6)	92,426	20,707	8,580	4,743	3,030	9,368	138,854

Total	$130,724	$152,974	$26,759	$17,453	$7,565	$139,808	$475,283

(1)

As of December 31, 2012, we leased an aggregate of approximately 434,249 square feet of office space for our agencies, insurance companies and retail stores in various locations throughout the United States. These amounts represent our minimum future operating lease commitments.

(2)	In 2010, we entered into a capital lease obligation related to certain computer software, software licenses, and hardware currently used by and on the books of Affirmative Insurance Company.
(3)

All of the outstanding notes payable at December 31, 2012 are redeemable in whole or in part after five years from issuance. For this disclosure, it is assumed that none of these notes will be redeemed before their contractual maturities and interest rates on these notes will remain at their current levels.

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

(5)

On October 16, 2012, Affirmative and Accenture materially amended the Master Agreement effective September 1, 2012 (“Amended Agreement”), whereby we reassumed responsibility for managing substantially all of our IT operations, including our data center and applications management at an annual cost of $6.1 million. The Amended Agreement terminates on October 30, 2016, subject to termination for convenience provisions that may be invoked by us at any time, subject to the payment of certain stranded costs and other termination fees. Termination costs may be incurred for early termination under other specific circumstances as well. In addition, we contracted with a third party to provide network infrastructure services for $1.2 million annually.

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

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. The fair value of our fixed-income securities as of December 31, 2012 was $47.7 million. The effective average duration of the portfolio as of December 31, 2012 was 1.1 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 1.1%, or $0.5 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 1.1%, or $0.5 million, increase in the market value of our fixed-income investment portfolio.

Our senior secured credit facility is also subject to interest rate risk. In March 2011, we entered into an amendment that changed the pricing to be tiered based on the leverage ratio and includes a LIBOR floor of 3.0%. The interest rate is floating based on LIBOR plus increments tied to our leverage ratio. Effective April 1, 2011, the pricing under the agreement changed to if the leverage ratio is greater than 2.3, the pricing is LIBOR plus 9.00%. If the leverage ratio is greater than 2.0 and less than or equal to 2.3, the pricing is LIBOR plus 7.50%. If the leverage ratio is greater than 1.8 and less than or equal to 2.0, the pricing is LIBOR plus 6.25%. The pricing for leverage ratios less than or equal to 1.8 was unchanged. The interest rate at December 31, 2012 was 11.25%.

Our notes payable are also subject to interest rate risk. The $30.9 million notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of December 31, 2012 was 3.91%. The $25.8 million notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of December 31, 2012 was 3.86%. The $20.2 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.95%. The interest rate as of December 31, 2012 was 4.26%.

Credit risk. An additional exposure to our investment portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At December 31, 2012 and 2011, respectively, our investments were in the following:

	December 31, 2012	December 31, 2011
Corporate debt securities	40.6%	50.1%
FDIC-insured certificates of deposit	27.8	17.2
U.S. Treasury and government agencies	24.0	9.8
States and political subdivisions	7.6	14.0
Mortgage-backed securities	—	8.9

Total	100.0%	100.0%

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	December 31, 2012	December 31, 2011
Total invested assets	$47,748	$122,922
Tax-equivalent book yield	2.04%	2.44%
Average duration in years	1.05	1.82
Average S&P rating	AA-	A+

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

Our hedge fund investment of $3.4 million at December 31, 2012 is also subject to credit and counterparty risk, in the event that issuers of any of the underlying commercial and residential mortgage-backed securities should default. However, this investment is not material to our overall investment portfolio or consolidated assets and we have established investment policy guidelines to limit the amount of investments other than high quality fixed-income securities.

The table below presents the total amount of receivables due from reinsurance as of December 30, 2012 and 2011, respectively (in thousands):

	December 31, 2012	December 31, 2011
Quota-share reinsurer for agreement effective September 1, 2011	$53,195	$22,102
Michigan Catastrophic Claims Association	39,652	44,049
Vesta Insurance Group	13,674	10,068
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and January 2011	5,800	46,103
Excess of loss reinsurers	5,521	5,458
Other	2,759	3,667

Total reinsurance receivable	$120,601	$131,447

The quota-share reinsurers and excess of loss reinsurers all have A- ratings from A.M. Best. Accordingly, we believe there is minimal risk related to these reinsurance receivables.

The Michigan Catastrophic Claims Association (MCCA) is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan. We stopped writing business in Michigan in 2011. For policies effective in 2011 and 2010 the retention amount was $0.5 million. When we wrote personal automobile policies in the state of Michigan, we ceded premiums and claims to the MCCA. Funding for MCCA comes from assessments against active automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

In 2010, we entered into a quota-share reinsurance agreement with a third-party reinsurance company ceding 40% of premiums and losses on policies in-force in certain states on October 1, 2010 and policies written through December 31, 2010 on a run-off basis. We receive provisional ceding commission which may be adjusted based on the fully-developed loss ratio of the reinsured policies. Written premiums ceded under this agreement totaled $60.8 million through December 31, 2012.

In 2011, we entered into an additional quota-share agreement with a third-party reinsurance company under which we ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012 and was extended to March 31, 2013. Written premiums ceded under this agreement totaled $82.0 million during 2012. Written premiums ceded under this agreement totaled $104.9 million since inception through December 31, 2012. In March 2013, we entered into a new quota-share agreement with this third-party reinsurance company effective March 31, 2013, which we cede 40% for the same four states as the expiring agreement and 100% of business originated through the Texas county mutual. This agreement is through December 31, 2013 but has automatic one-year renewals unless either party provides notice of intent not to renew within 75 days.

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

In June 2012, we entered into a reinsurance agreement with third-party reinsurers which provides $5.0 million in excess of the first $3.0 million of losses coverage for catastrophic events that may involve multiple insured losses.

In February 2012, we entered into a one-year excess of loss reinsurance contract with third-party reinsurers which provides coverage for individual losses in excess of $100,000 up to $1.0 million.

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiaries Affirmative Insurance Company (AIC) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC from VFIC under the reinsurance agreement. Accordingly, AIC and VFIC entered into a Security Fund Agreement in September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At December 31, 2012, the VFIC Trust held $16.8 million (after cumulative withdrawals of $8.7 million through December 31, 2012), consisting of a $14.7 million U.S. Treasury money market account and $2.1 million of corporate bonds rated BBB+ or higher, to collateralize the $13.7 million net recoverable from VFIC.

At December 31, 2012, $2.5 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC under a reinsurance agreement with VIG affiliated companies. Affirmative established a trust account to secure the Company’s obligations under this reinsurance contract, which currently holds $15.7 million in a money market cash equivalent account (the AIC Trust). Cumulative withdrawals by the Special Deputy Receiver of $2.1 million were made through December 31, 2012.

As part of the terms of the acquisition of AIC, VIG indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of December 31, 2012, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Affirmative Insurance Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Affirmative Insurance Holdings, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Affirmative Insurance Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recent history of recurring losses from operations, failure to comply with the financial covenants in the senior secured credit facility, failure to comply with the Illinois Department of Insurance reserve requirement, and substantial liquidity needs the Company will face when the senior secured credit facility expires in January 2014 raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2012 the Company adopted ASU 2010-26, Financial Services-Insurance (ASC Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.

/s/ KPMG LLP

Dallas, Texas

April 1, 2013

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2012	2011
		(As Adjusted See Note 3)
Assets
Available-for-sale securities, at fair value	$47,748	$122,922
Other invested assets	3,390	2,898
Cash and cash equivalents	38,176	28,559
Fiduciary and restricted cash	569	2,478
Accrued investment income	284	1,058
Premiums and fees receivable, net	29,431	22,579
Premium finance receivable, net	38,942	38,082
Commissions receivable	1,869	1,786
Receivable from reinsurers	120,601	131,447
Deferred acquisition costs, net asset	98	—
Income taxes receivable	150	739
Investment in real property, net	10,996	11,776
Property and equipment (net of accumulated depreciation of $60,242 for 2012 and $51,204 for 2011)	22,571	32,130
Goodwill	—	23,448
Other intangible assets (net of accumulated amortization of $7,665 for 2012 and 2011)	14,265	14,609
Prepaid expenses	6,318	5,147
Other assets (net of allowance for doubtful accounts of $7,213 for 2012 and 2011)	2,987	1,944

Total assets	$338,395	$441,602

Liabilities and Stockholders’ Deficit
Liabilities:
Reserves for losses and loss adjustment expenses	$138,854	$183,836
Unearned premium	72,861	58,242
Amounts due to reinsurers	27,363	34,709
Deferred revenue	6,117	4,816
Capital lease obligation	7,513	20,301
Senior secured credit facility	99,323	91,683
Notes payable	76,842	76,857
Deferred tax liability	3,178	2,928
Deferred acquisition costs, net liability	—	6,464
Other liabilities	39,598	42,743

Total liabilities	471,649	522,579

Stockholders’ deficit:
Common stock, $0.01 par value; 75,000,000 shares authorized, 18,202,221 shares issued and 15,408,358 shares outstanding at December 31, 2012 and 2011	182	182
Additional paid-in capital	166,749	166,342
Treasury stock, at cost (2,793,863 shares at December 31, 2012 and 2011)	(32,910)	(32,910)
Accumulated other comprehensive loss	(998)	(227)
Retained deficit	(266,277)	(214,364)

Total stockholders’ deficit	(133,254)	(80,977)

Total liabilities and stockholders’ deficit	$338,395	$441,602

See accompanying Notes to Consolidated Financial Statements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
		(As Adjusted See Note 3)	(As Adjusted See Note 3)
Revenues
Net premiums earned	$143,736	$176,549	$333,267
Commission income and fees	61,495	67,885	83,508
Net investment income	3,105	4,992	4,926
Net realized gains	922	107	10,632
Other income (loss)	503	265	(6,566)

Total revenues	209,761	249,798	425,767

Expenses
Net losses and loss adjustment expenses	111,858	137,657	312,669
Selling, general and administrative expenses	96,055	110,716	164,908
Depreciation and amortization	10,062	9,674	9,622

Total expenses	217,975	258,047	487,199

Operating loss	(8,214)	(8,249)	(61,432)
Loss on interest rate swaps	—	(2)	(961)
Interest expense	19,743	21,575	22,782
Goodwill and other intangible assets impairment	23,692	141,812	—

Loss before income tax expense (benefit)	(51,649)	(171,638)	(85,175)
Income tax expense (benefit)	264	(9,040)	1,748

Net loss	$(51,913)	$(162,598)	$(86,923)

Basic loss per common share:
Net loss	$(3.37)	$(10.55)	$(5.64)

Diluted loss per common share:
Net loss	$(3.37)	$(10.55)	$(5.64)

Weighted average common shares outstanding:
Basic	15,408	15,408	15,414

Diluted	15,408	15,408	15,414

See accompanying Notes to Consolidated Financial Statements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2012	2011	2010
		(As Adjusted See Note 3)	(As Adjusted See Note 3)
Net loss	$(51,913)	$(162,598)	$(86,923)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale investment securities arising during period	117	(593)	(794)
Reclassification adjustment for realized gains included in net loss	(888)	(79)	(1,620)

Other comprehensive loss, net	(771)	(672)	(2,414)

Total comprehensive loss	$(52,684)	$(163,270)	$(89,337)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	2012		2011		2010
	Shares	Amounts	Shares	Amounts	Shares	Amounts
				(As Adjusted See Note 3)		(As Adjusted See Note 3)
Common stock
Balance at January 1	18,202,221	$182	17,768,721	$178	17,768,721	$178
Issuance of restricted stock awards	—	—	433,500	4	—	—

Balance at December 31	18,202,221	182	18,202,221	182	17,768,721	178

Additional paid-in capital
Balance at January 1		166,342		165,776		164,752
Stock-based compensation		407		566		1,024

Balance at December 31		166,749		166,342		165,776

Treasury stock
Balance at January 1	2,793,863	(32,910)	2,360,363	(32,906)	2,353,363	(32,880)
Acquisition of treasury stock	—	—	433,500	(4)	7,000	(26)

Balance at December 31	2,793,863	(32,910)	2,793,863	(32,910)	2,360,363	(32,906)

Accumulated other comprehensive income (loss)
Balance at January 1		(227)		445		2,859
Unrealized loss on available-for-sale investment securities		(771)		(672)		(2,414)

Balance at December 31		(998)		(227)		445

Retained deficit
Balance at January 1		(214,364)		(51,766)		35,157
Net loss		(51,913)		(162,598)		(86,923)

Balance at December 31		(266,277)		(214,364)		(51,766)

Total stockholders’ equity (deficit)		$(133,254)		$(80,977)		$81,727

See accompanying Notes to Consolidated Financial Statements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
		(As Adjusted See Note 3)	(As Adjusted See Note 3)
Cash flows from operating activities
Net loss	$(51,913)	$(162,598)	$(86,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,842	9,674	9,622
Stock-based compensation expense	390	446	1,150
Amortization of debt modification costs	435	409	448
Amortization of debt discount	4,126	4,468	6,118
Net realized gains from sales of available-for-sale securities	(888)	(79)	(1,620)
Realized gain on trading securities	—	—	(9,024)
Fair value loss on settlement rights for auction-rate securities	—	—	8,830
Fair value gain on investment in hedge fund	(492)	(334)	(64)
(Gain)/loss on disposal of assets	(34)	(28)	12
Amortization of premiums on investments, net	1,515	2,818	3,507
Provision for doubtful accounts	451	734	484
Loss on interest rate swaps	—	2	961
Proceeds from insurance recoveries	—	(212)	—
Paid-in-kind interest	1,543	1,003	—
Goodwill and other intangible assets impairment	23,692	141,812	—
Deferred tax asset valuation allowance	12,708	19,703	33,064

Change in operating assets and liabilities:
Fiduciary and restricted cash	1,909	1,388	11,138
Premiums, fees and commissions receivable, net	(7,833)	19,866	19,257
Reserves for losses and loss adjustment expenses	(44,982)	(68,248)	58,437
Amounts due from reinsurers	3,500	6,963	(62,963)
Premium finance receivable, net (related to our insurance premiums)	(2,251)	9,217	(6,211)
Deferred revenue	1,301	(3,078)	(2,296)
Unearned premium	14,619	(33,960)	(17,159)
Deferred acquisition costs, net	(6,562)	6,925	10,480
Deferred taxes	(12,458)	(28,870)	(31,789)
Income taxes receivable	589	1,064	1,523
Other	961	(7,834)	757

Net cash used in operating activities	(48,832)	(78,749)	(52,261)

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	37,447	70,247	123,609
Proceeds from maturities of available-for-sale securities	37,871	34,759	58,661
Proceeds from sales of trading securities	—	—	46,440
Purchases of available-for-sale securities	(9,392)	(21,076)	(183,178)
Purchases of other invested assets	—	—	(2,500)
Premium finance receivable, net (related to third-party insurance premiums)	1,391	(4,156)	3,893
Purchases of property and equipment	(1,443)	(2,703)	(6,576)
Proceeds from insurance recoveries	30	—	—
Investment in real property, net	—	(591)	(6,278)

Net cash provided by investing activities	65,904	76,480	34,071

Cash flows from financing activities
Proceeds from financing under capital lease obligations	—	—	28,189
Borrowings under senior secured credit facility	5,500	—	—
Principal payments under capital lease obligations	(4,937)	(5,001)	(2,887)
Principal payments on senior secured credit facility	(3,530)	(9,762)	(21,650)
Debt modification costs paid	—	(769)	—
Bank overdrafts	(4,488)	—	—
Acquisition of treasury stock	—	(4)	(26)

Net cash provided by (used in) financing activities	(7,455)	(15,536)	3,626

Net increase (decrease) in cash and cash equivalents	9,617	(17,805)	(14,564)
Cash and cash equivalents at beginning of year	28,559	46,364	60,928

Cash and cash equivalents at end of year	$38,176	$28,559	$46,364

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,941	$14,116	$15,110
Cash paid for income taxes	336	371	365
Disclosure of non-cash information:
Capital lease obligation settled by transfer of securities (see Note 13)	$7,851	$—	$—

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

Affirmative Insurance Holdings, Inc. (the Company), formerly known as Instant Insurance Holdings, Inc., was incorporated in Delaware in June 1998. The Company is a distributor and producer of non-standard personal automobile insurance policies and related products and services for individual consumers in targeted geographic areas. The Company currently offers insurance directly to individual consumers through retail stores in 9 states (Louisiana, Texas, Illinois, Alabama, Missouri, Indiana, South Carolina, Kansas and Wisconsin) as well as through 5,400 independent agents or brokers in 8 states (Louisiana, Texas, Illinois, Alabama, California, Missouri, Indiana and South Carolina).

2.    Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

The Company incurred losses from operations over the last four years, including a net loss of $51.9 million for the year ended December 31, 2012. The Company’s losses over this time period were primarily due to underwriting losses, significant revenue declines and expenses declining less than the amount of revenue declines and goodwill impairments. The loss from operations was the result of prior pricing issues in some states in which the Company has taken significant pricing and underwriting actions to address profitability, losses from states that the Company has exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses. As a result of declining performance, the Company breached the leverage ratio covenant under the senior secured credit facility as of September 30, 2012; however, the lenders for the facility agreed to waive such event of default. The Company breached the leverage, interest coverage and risk-based capital ratio covenants (“Financial Covenants”) as of December 31, 2012, and the lenders for the facility have agreed to temporarily forbear from exercising their rights and remedies under the facility until the earlier of June 1, 2013, or the occurrence of a further event of default under the facility from the quarterly covenants. If the Company is unable to achieve compliance with the Financial Covenants as of June 1, 2013, or obtain an extension of the lenders’ forbearance or a waiver of any non-compliance, the lenders will be able to declare all amounts outstanding under the facility to be immediately due and payable. Even if the Company is compliant with the Financial Covenants or, if not compliant, obtains additional forbearance or waivers from its lenders, there is still substantial uncertainty that the Company will be able to refinance or extend the maturity of the senior secured facility when it expires in January 2014. If the Company’s lenders declare the amounts outstanding under our senior secured credit facility to be immediately due and payable or the Company is unable to refinance or extend the maturity of the senior secured facility when it expires in January 2014, it would have a material adverse effect on our operations and our creditors and stockholders.

The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. As of December 31, 2011, Affirmative Insurance Company (AIC) was deficient in meeting the qualifying investments requirement by $18.9 million, but submitted a plan to cure such deficiency to the Illinois Department of Insurance by September 30, 2012, which was approved and through various actions AIC was deemed by the Illinois Department of Insurance to be in compliance with the reserve requirement as of September 30, 2012. As of December 31, 2012, AIC was deficient in meeting the qualifying investments requirement by $16.5 million. Management submitted a plan to cure the deficiency as of June 30, 2013, which includes a number of actions. The Illinois Department of Insurance has not yet responded to the plan. If the Illinois Department of Insurance does not approve the proposed plan or if AIC is not compliant as of the plan date of June 30, 2013, the Director of the Illinois Department of Insurance could deem AIC to be in

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hazardous financial condition and could take one or more of the remedial actions authorized by law for such a condition. Such action by the Illinois Department of Insurance would have a material adverse affect on the Company’s operations and the interests of its creditors and stockholders. Such action by the Illinois Department of Insurance also would trigger a further event of default under the Company’s senior secured credit facility allowing the Company’s lenders to declare all amounts outstanding under the facility to be immediately due and payable, and if such amounts were declared immediately due and payable by the lenders it would have a material adverse effect on the Company’s operations and the interests of its creditors and stockholders.

The Company is pursuing various actions to address these issues including, but not limited to, refinancing of its debt, obtaining additional financing or entering into certain transactions, such as sales of assets or operations.

The Company’s recent history of recurring losses from operations, its failure to comply with the Financial Covenants in its senior secured credit facility, its failure to comply with the Illinois Department of Insurance reserve requirement, and the substantial liquidity needs the Company will face when the senior secured credit facility expires in January 2014 raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities.

3.    Summary of Significant Accounting Policies

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

Cash and Cash Equivalents • Cash and cash equivalents are highly liquid investments with an original maturity of ninety days or less and include principally money market funds, repurchase agreements, and other bank deposits. Unless the right-of-setoff requirements have been met, bank overdrafts or negative book cash balances, if material, are recorded in other liabilities in the consolidated balance sheet. As of December 31, 2012, $4.5 million negative book cash balance was reflected in other liabilities in the consolidated balance sheet.

Fiduciary and Restricted Cash • Fiduciary and restricted cash consists of non-operating FDIC-insured certificates of deposit required by state regulations and/or under various agreements with third parties.

Investments • Investment securities consist of debt securities, and are recorded at fair value on the consolidated balance sheet. These investments are classified as available-for-sale, based on management’s intent and ability to hold to maturity. Unrealized gains and losses are recorded in accumulated other comprehensive

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income (loss), a separate component of stockholders’ equity (deficit). No income tax effect of unrealized gains and losses is reflected in other comprehensive income (loss) due to the Company carrying a full deferred tax valuation allowance. The Investment Committee periodically reviews investment portfolio results and evaluates strategies to maximize yields, to match maturity durations with anticipated needs, and to maintain compliance with investment guidelines.

Fair value is based on quoted prices in active markets or third-party valuation sources when observable market prices are not available. Gains and losses realized on the disposition of investment securities are determined on the specific-identification basis and credited or charged to income. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income.

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

Amounts Due from/to Reinsurers • The Company collects premiums from insureds and after deducting its authorized commissions, the Company remits these premiums to the appropriate reinsurance companies. The Company’s obligation to remit these premiums is recorded as amounts due reinsurers in its consolidated balance sheet. The Company records the amounts it expects to receive from reinsurers for paid and unpaid losses as an asset on its consolidated balance sheet.

Deferred Policy Acquisition Costs, net of ceding commission • Deferred policy acquisition costs represent the deferral of expenses that the Company incurs in the successful acquisition of new business or renew existing

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insurance policies. Policy acquisition costs, consisting of primarily commissions and premium taxes, net of ceding commission income, are deferred and charged against income ratably over the terms of the related policies. The Company regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency, and a corresponding charge to income, is recognized if the sum of the expected losses and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. Amounts received as ceding commissions on reinsurance contracts are recorded as reductions of deferred acquisition costs and are recognized into income ratably as the related ceded premium is earned. Amortization of deferred policy acquisition costs is recorded in selling, general and administrative expenses in the consolidated statement of operations.

Property and Equipment, Net • Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the Company’s assets, typically ranging from three to eight years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the remainder of the lease term.

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

Identifiable intangible assets consist of brand names and state insurance company licenses. The Company reviews such intangibles for impairment whenever an impairment indicator exists. Management continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, management assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.

Variable Interest Entities • Affirmative Insurance Holdings Statutory Trust I (“Trust I”), is an unconsolidated trust subsidiary, for the sole purpose of issuing $30.0 million trust preferred securities in 2004. Trust I used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $30.9 million of subordinated debt securities from the Company. The debt securities are the sole assets of Trust I, and the payments under the debt securities are the sole revenues of Trust I. The Company’s initial capital contribution consisted of the purchase of 928,000 common securities issued by Trust I for $928 thousand, which represented 3% of the total dollar amount of subordinated debentures issued.

Affirmative Insurance Holdings Statutory Trust II (“Trust II”), is an unconsolidated trust subsidiary, for the sole purpose of issuing $25.0 million trust preferred securities in 2005. Trust II used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $25.8 million of subordinated debt securities from the Company. The debt securities are the sole assets of Trust II, and the payments under the debt securities are the sole revenues of Trust II. The Company’s initial capital contribution consisted of the purchase of 774,000 common securities issued by Trust II for $774 thousand, which represented 3% of the total dollar amount of subordinated debentures issued.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The investment in the common securities totaling $1.7 million is reflected in other assets in the Company’s consolidated balance sheets. The subordinated debentures totaling $56.7 million are included in notes payable in the Company’s consolidated balance sheets.

Management evaluates on an ongoing basis the Company’s investments in Trust I and II (collectively the “Trusts”) and continue to conclude that, while the Trusts continue to be variable interest entities (“VIE’s”), the Company is not the primary beneficiary. Therefore, the Trusts are not included in the Company’s consolidated financial statements.

Reserves for Losses and Loss Adjustment Expenses • The Company maintains reserves for the estimated ultimate liability for unpaid losses and loss adjustment expenses related to incurred claims and estimates of unreported claims. The estimation of the ultimate liability for unpaid losses and loss adjustment expenses is based on projections developed by the Company’s actuaries using analytical methodologies commonly used in the property-casualty insurance industry. Liabilities for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based on: (1) the accumulation of estimates of individual claims for losses reported prior to the close of the accounting period; (2) estimates received from ceding companies, reinsurers and insurance pools and associations; (3) estimates of unreported losses based on past experience; (4) estimates based on past experience of expenses for investigating and adjusting claims; and (5) estimates of subrogation and salvage collections. Management periodically adjusts the losses and loss adjustment expense reserves for changes in product mix, underwriting standards, loss cost trends and other factors. Losses and loss adjustment expense reserves may also be impacted by factors such as the rate of inflation, claims settlement patterns, litigation and legislative and regulatory activities. Unpaid losses and loss adjustment expenses have not been reduced for amounts recoverable from reinsurers. Changes in estimates of liabilities for unpaid losses and loss adjustment expenses are reflected in the consolidated statement of operations in the period in which determined. Ultimately, the actual losses and loss adjustment expenses may differ materially from recorded estimates.

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes • The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities. Recorded amounts are adjusted to reflect changes in income tax rates for the period in which the change is enacted. Any resulting future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. While the Company typically does not incur significant interest or penalties on income tax liabilities, the Company’s policy is to classify such amounts as income tax expense on the consolidated statement of operations.

Net Income (Loss) Per Common Share • Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.

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

Recently Adopted Accounting Standards • In October 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 modified the definitions of the type of costs that can be capitalized in the successful acquisition of new and renewal insurance contracts. ASU 2010-26 requires incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. The Company retrospectively adopted ASU 2010-26 on January 1, 2012. The cumulative effect of the adoption was a decrease of shareholders’ equity by $11.3 million, net of tax, as of January 1, 2011.

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

The following table illustrates the effect of adopting ASU 2010-26 in the consolidated statements of operations (in thousands, except per share amounts):

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Previously Reported	As Adjusted	Previously Reported	As Adjusted
Selling, general and administrative expenses	$112,327	$110,716	$166,916	$164,908
Net loss	(164,209)	(162,598)	(88,931)	(86,923)
Net loss per share:
Basic	(10.66)	(10.55)	(5.77)	(5.64)
Diluted	(10.66)	(10.55)	(5.77)	(5.64)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, requires companies to present the components of net income and comprehensive income in either one or two consecutive financial statements. Companies are no longer permitted to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This standard is effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. The adoption of this standard did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU gives entities testing indefinite-lived intangible assets for impairment the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. However, if an entity concludes otherwise, a quantitative impairment test is required. This guidance is effective for annual and interim impairment tests beginning January 1, 2013, with early adoption permitted. Management does not believe the adoption of this standard will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

4.    Available-for-sale Investment Securities

The Company’s available-for-sale investment securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(deficit). No income tax effect of unrealized gains and losses is reflected in other comprehensive income (loss) due to the Company carrying a full deferred tax valuation allowance. Gains and losses realized on the disposition of investment securities are determined on the specific-identification basis and credited or charged to income at the time of disposal.

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at December 31, 2012 and 2011, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012
U.S. Treasury and government agencies	$11,354	$112	$—	$11,466
States and political subdivisions	3,535	107	(3)	3,639
Corporate debt securities	19,108	262	(1)	19,369
FDIC-insured certificates of deposit	13,210	65	(1)	13,274

Total	$47,207	$546	$(5)	$47,748

December 31, 2011
U.S. Treasury and government agencies	$11,804	$172	$(1)	$11,975
Mortgage-backed securities	10,803	283	(135)	10,951
States and political subdivisions	16,841	338	(1)	17,178
Corporate debt securities	61,031	764	(158)	61,637
FDIC-insured certificates of deposit	21,131	53	(3)	21,181

Total	$121,610	$1,610	$(298)	$122,922

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at December 31, 2012 by contractual maturity were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$28,686	$28,784
Due after one year through five years	18,142	18,553
Due after five years through ten years	379	411

Total	$47,207	$47,748

Major categories of net investment income for the years ended December 31 were as follows (in thousands):

	2012	2011	2010
Available-for-sale investment securities	$1,520	$3,818	$5,133
Trading securities	—	—	177
Rental income from investment in real property	2,410	2,388	462
Income from investment in hedge fund	492	334	64
Cash and cash equivalents	3	—	23

	4,425	6,540	5,859
Less investment expense	(1,320)	(1,548)	(933)

Net investment income	$3,105	$4,992	$4,926

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross realized gains and losses on available-for-sale investments for the years ended December 31 were as follows (in thousands):

	2012	2011	2010
Gross gains	$1,025	$267	$1,692
Gross losses	(137)	(188)	(72)

Total	$888	$79	$1,620

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at December 31, 2012 and 2011, the estimated fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	December 31, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
States and political subdivisions	$—	$—	$71	$(3)	$71	$(3)
Corporate debt securities	979	(1)	—	—	979	(1)
FDIC-insured certificates of deposit	499	(1)	—	—	499	(1)

Total	$1,478	$(2)	$71	$(3)	$1,549	$(5)

	December 31, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$505	$(1)	$—	$—	$505	$(1)
Mortgage-backed securities	2,688	(36)	3,312	(99)	6,000	(135)
States and political subdivisions	—	—	74	(1)	74	(1)
Corporate debt securities	13,982	(137)	1,344	(21)	15,326	(158)
FDIC-insured certificates of deposit	958	(1)	348	(2)	1,306	(3)

Total	$18,133	$(175)	$5,078	$(123)	$23,211	$(298)

The Company’s portfolio contained approximately 16 and 34 individual investment securities that were in an unrealized loss position as of December 31, 2012 and 2011, respectively.

The unrealized losses at December 31, 2012 were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. On a quarterly basis, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, duration and extent to which the fair value is less than cost. If the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment may be triggered in circumstances where (1) an entity

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). The Company also considers potential adverse conditions related to the financial health of the issuer based on rating agency actions. As a result of management’s quarterly analyses for the years ended December 31, 2012 and 2011, no individual securities were other-than-temporarily impaired in either year.

At December 31, 2012 and 2011, investments in fixed-maturity securities with an approximate carrying value of $7.1 million and $10.2 million, respectively, were on deposit with regulatory authorities as required by insurance regulations.

5.    Reinsurance

In the ordinary course of business, the Company places reinsurance with other insurance companies in order to provide greater diversification of its business and limit the potential for losses arising from large risks. In addition, the Company assumes reinsurance from other insurance companies.

In 2010, the Company entered into a quota-share reinsurance agreement with a third-party reinsurance company ceding 40% of premiums and losses on policies in-force in certain states on October 1, 2010 and policies written through December 31, 2010 on a run-off basis. The Company receives provisional ceding commission which may be adjusted based on the fully-developed loss ratio of the reinsured policies. Written premiums ceded under this agreement totaled $60.8 million through December 31, 2012. This agreement was commuted effective November 30, 2012.

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

In 2011, the Company entered into an additional quota-share agreement with a third-party reinsurance company under which the Company ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $82.0 million during the year ended December 31, 2012. Written premiums ceded under this agreement totaled $104.9 million since inception through December 31, 2012. This agreement was extended under the same terms through March 31, 2013. In March 2013, the Company entered into a new quota-share agreement with this third-party reinsurance company effective March 31, 2013, which the Company cedes 40% for the same four states as the expiring agreement and 100% of business originated through the Texas county mutual. This agreement is through December 31, 2013 but has automatic one-year renewals unless either party provides notice of intent not to renew within 75 days.

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Year Ended December 31,
	2012		2011		2010
	Written	Earned	Written	Earned	Written	Earned
Direct	$198,359	$185,546	$193,528	$220,156	$288,296	$299,224
Reinsurance assumed	38,663	36,718	35,701	41,933	65,584	72,823
Reinsurance ceded	(66,482)	(78,528)	(88,065)	(85,540)	(71,832)	(38,780)

Total	$170,540	$143,736	$141,164	$176,549	$282,048	$333,267

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

	Year Ended December 31,
	2012	2011	2010
Selling, general and administrative expenses	$(26,676)	$(24,026)	$(7,817)

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	Year Ended December 31,
	2012	2011
Losses and loss adjustment expense reserves	$67,166	$78,510
Unearned premium reserve	24,628	36,674

Total	$91,794	$115,184

The following table summarizes the ceded incurred losses and loss adjustment expenses (consisting of ceded paid losses and loss adjustment expenses and change in reserves for loss and loss adjustment expenses ceded) to various reinsurers (in thousands):

	Year Ended December 31,
	2012	2011	2010
Paid losses and loss adjustment expenses ceded	$61,186	$55,197	$14,604
Change in reserves for loss and loss adjustment expenses ceded	(11,344)	(14,574)	60,636

Incurred losses and loss adjustment expenses ceded	$49,842	$40,623	$75,240

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

The table below presents the ceded premiums written and ceded loss and loss adjustment expenses to the MCCA (in thousands):

	Year Ended December 31,
	2012	2011	2010
Ceded premiums written	$—	$528	$3,305

Ceded loss and loss adjustment expenses	$(158)	$(16,071)	$50,707

The Company discontinued writing new policies in Michigan in March 2011 and renewing policies in June 2011.

The table below presents the total amount of receivables due from reinsurers as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Quota-share reinsurer for agreement effective September 1, 2011	$53,195	$22,102
Michigan Catastrophic Claims Association	39,652	44,049
Vesta Insurance Group	13,674	10,068
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and January 2011	5,800	46,103
Excess of loss reinsurers	5,521	5,458
Other	2,759	3,667

Total reinsurance receivable	$120,601	$131,447

The quota-share reinsurers and the excess of loss reinsurers all have A- ratings from A.M. Best. Accordingly, the Company believes there is minimal credit risk related to these reinsurance receivables. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), the Company’s wholly-owned subsidiary, Affirmative Insurance Company (AIC) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. Accordingly, AIC and VFIC entered into a Security Fund Agreement effective September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At December 31, 2012, the VFIC Trust held $16.8 million (after cumulative withdrawals of $8.7 million through December 31, 2012), consisting of $14.7 million of a U.S. Treasury money market account held in cash and cash equivalents, and $2.1 million of corporate bonds rated BBB+ or higher, to collateralize the $13.7 million net recoverable from VFIC.

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

VIG indemnified the Company for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of December 31, 2012, all such unaffiliated reinsurers had A.M. best ratings of A- or better. The Company had reinsurance recoverable from VIG of $2.5 million and $2.8 million as of December 31, 2012 and 2011, respectively.

The Company assumes reinsurance from a Texas county mutual insurance company (the county mutual) whereby the Company has assumed 100% of the policies issued by the county mutual for business produced by the Company’s owned general agents. The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. AIC has established a trust to secure the Company’s obligation under this reinsurance contract with a balance of $27.7 million and $34.4 million as of December 31, 2012 and 2011, of which $9.9 million and $0.4 million was held in cash equivalents as of December 31, 2012 and 2011, respectively.

Assumed written premiums by ceding insurer were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
County mutual insurance company	$38,663	$35,701	$65,584

At December 31, 2012, $2.5 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC under a reinsurance agreement with a VIG affiliated company. Affirmative established a trust account to secure the Company’s obligations under this reinsurance contract, which currently holds $15.7 million in a money market cash equivalent account (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through December 2012, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through December 2012.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Premium Finance Receivables, Net

Premium finance receivables (related to policies of both the Company and third-party carriers) were as follows at December 31, 2012 and 2011 (in thousands):

	2012	2011
Premium finance contracts	$41,363	$40,472
Unearned finance charges	(1,961)	(1,911)
Allowance for credit losses	(460)	(479)

Total	$38,942	$38,082

Premium finance receivables are secured by the underlying unearned policy premiums for which the Company obtains assignment from the policyholder in the event of non-payment. When a payment becomes past due, the Company cancels the underlying policy with the insurance carrier and receives the unearned premium to clear unpaid principal and interest. The loan is closed by writing off any uncollected amounts or refunding any overpayment to the customer. An insignificant amount of finance receivables are past due in excess of thirty days. Losses due to non-realization of premium finance receivables were $0.4 million and 0.2% of total premiums financed for 2012, $0.6 million and 0.4% of total premiums financed for 2011 and $0.7 million and 0.4% of total premiums financed for 2010.

7.    Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commissions and premium taxes, net of ceding commission income, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization expense were as follows (in thousands):

	Gross	Ceded	Net
Balance at January 1, 2011, as adjusted	$9,432	$(8,972)	$460
Additions	15,903	(23,068)	(7,165)
Amortization	(21,667)	21,908	241

Ending balance at December 31, 2011, as adjusted	3,668	(10,132)	(6,464)
Additions	20,431	(19,090)	1,341
Amortization	(16,988)	22,209	5,221

Ending balance at December 31, 2012	$7,111	$(7,013)	$98

Amortization of deferred policy acquisition costs was $(32.1) million for 2010. At December 31, 2010, the Company determined a premium deficiency existed and recorded a $0.5 million reduction of deferred acquisition costs.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Property and Equipment, Net

Property and equipment, net, consisted of the following as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Computer software	$57,401	$56,806
Leasehold improvements	10,366	10,757
Data processing equipment	9,513	9,300
Furniture and office equipment	5,069	5,919
Automobiles	464	552

	82,813	83,334
Accumulated depreciation	(60,242)	(51,204)

Property and equipment, net	$22,571	$32,130

The Company’s depreciation expense was $10.0 million, $9.5 million and $9.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

9.    Goodwill and Other Intangible Assets

The Company completed its annual goodwill and indefinite lived intangible asset impairment analyses as of September 30, 2012. The Company reports under a single reporting segment and, as such, the goodwill analysis is measured under one reporting unit. Current trends and recent developments resulted in management concluding that it is more likely than not that a goodwill impairment existed at September 30, 2012. Specifically, operating income and cash flow was less than plan, and premium production was below forecast. Due to the Company’s negative equity position of $101.3 million as of September 30, 2012, prior to goodwill impairment, ASC 350-20-35-30 required that the Company perform step two of the goodwill impairment test.

Consistent with prior assessments, the fair value of the Company was determined using an internally developed discounted cash flow method. Management made significant assumptions and estimates about the extent and timing of future cash flows, growth rates, and discount rates that represent unobservable inputs into the valuation methodologies used to calculate fair value. A discount rate of 19% was used at September 30, 2012, which the Company believes adequately reflected an appropriate risk-adjusted discount rate based on its overall cost of capital and company-specific risk factors related to cash flow, debt covenants compliance, and regulatory risk, as discussed in Note 2. The cash flows were estimated over a significant future period of time, which made those estimates and assumptions subject to a high degree of uncertainty. Based upon the results of the assessment, the Company concluded that the carrying value of goodwill was fully impaired as of September 30, 2012. In step two of the goodwill impairment analysis, the Company determined the fair values of the Company’s assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination. Determining the implied fair value of goodwill was judgmental in nature and involved the use of significant estimates and assumptions. The resulting implied fair value of goodwill was compared to the carrying value of goodwill, resulting in the write-off of the remaining goodwill balance of $23.4 million.

The Company completed its annual goodwill and indefinite lived intangible asset impairment analysis as of September 30, 2011. Based upon the results of the assessment, the Company concluded that the carrying values of goodwill and other intangible assets were not impaired as of September 30, 2011. Due to prior period adverse loss development on the Company’s Michigan business recorded in the fourth quarter of 2011 and recent negative premium production trends, the Company revised its five-year forecast and updated its discounted cash

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flow model to assess the recoverability of recorded goodwill at December 31, 2011. A discount rate of 14.5% was used at December 31, 2011, which the Company believed was an appropriate risk-adjusted discount rate based on the Company’s overall cost of capital. Based on this updated analysis, the Company concluded that the carrying amount of goodwill was not recoverable. In step two of the goodwill impairment analysis, the Company determined the fair values of the Company’s assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination. The resulting implied fair value was compared to the carrying value of goodwill with the excess carrying value resulting in an impairment. The step two analysis resulted in the recognition of a non-cash, pretax goodwill impairment charge of $140.1 million.

The fair value of goodwill presented below is not necessarily indicative of the amounts the Company might realize in actual market transactions. The carrying amount and fair value for goodwill is summarized as follows (in thousands):

	Carrying Value	Fair Value			Total Recognized Impairment Loss
Goodwill as of and for the Year Ended December 31,		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2012	$—	$—	$—	$—	$23,448
2011	23,448	—	—	23,448	140,122

Indefinite-lived intangible assets primarily consist of trade names. In measuring the fair value of these intangible assets, the Company utilizes the relief-from-royalty method. This method assumes that trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires an estimate of future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. This analysis indicated an impairment of indefinite-lived intangible assets of $0.2 million as of September 30, 2012. There was no impairment of indefinite-lived intangible assets as of December 31, 2011. Impairment of intangible assets is recorded in goodwill and other intangible assets impairment on the consolidated statements of operations.

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

Changes in the carrying value of goodwill for the year ended December 31, 2012 and 2011 were as follows (in thousands):

	Year Ended December 31,
	2012	2011
Beginning balance	$23,448	$163,570
Goodwill impairment	(23,448)	(140,122)

Ending balance	$—	$23,448

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets at December 31, 2012 and 2011 were as follows (in thousands):

	2012				2011
	Cost	Impairment	Accumulated Amortization	Net	Cost	Impairment	Accumulated Amortization	Net
Amortizable intangible assets:
Agency and customer relationships	$8,054	$(1,689)	$(6,365)	$—	$8,054	$(1,689)	$(6,365)	$—
Non-amortizable intangible assets:
Trade names and licenses	15,909	(244)	(1,400)	14,265	15,909	—	(1,300)	14,609

Total	$23,963	$(1,933)	$(7,765)	$14,265	$23,963	$(1,689)	$(7,665)	$14,609

Amortization expense for the years ended December 31 (in thousands):
2012	$100
2011	170
2010	284

10.    Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Gross balance at beginning of year	$183,836	$252,084	$193,647
Less: Reinsurance recoverable	78,510	93,084	32,447
Less: Deposits	—	213	245

Net balance at beginning of year	105,326	158,787	160,955
Incurred related to:
Current year	106,379	132,557	284,623
Prior years	5,479	5,100	28,046
Paid related to:
Current year	66,916	87,117	183,364
Prior years	78,580	104,001	131,473

Net balance at the end of year	71,688	105,326	158,787
Reinsurance recoverable	67,166	78,510	93,084
Deposits	—	—	213

Gross balance at the end of year	$138,854	$183,836	$252,084

In 2012, the percentage of calendar year losses and loss adjustment expense to net premiums earned (the net loss ratio) was 77.8% compared with 78.0% in 2011. On an accident year basis, the net loss ratio was 74.0% in 2012 compared with 75.1% in 2011. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 4.6 points for 2012 and 3.1 points for 2011. Excluding the impact of the quota-share, the net loss ratio for the 2012 accident year was 69.4% and 71.1%

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the 2011 accident year. Management believes this decrease reflects the pricing, claims and underwriting actions that commenced in the second half of 2010 through 2011. Also reflected in the above numbers is the effect of catastrophes. In the current accident year we have incurred catastrophes, net of reinsurance, equal to 2.0 points for 2012 compared to 1.5 points in 2011. The adverse prior period development recognized in 2012 was primarily due to an increase in the estimated severity for Louisiana bodily injury claims in 2011.

Management believes the decrease in the 2012 accident year resulted from the confluence of a number of initiatives. During 2012, we realized the full benefit of our new multi-variate pricing model in our four largest states, implemented pricing and underwriting changes and our continuing improvements in our claims process. Management believes the combination of these improvements has allowed us to start growing in the fourth quarter while keeping our losses at levels lower than 2011.

In 2011, the percentage of calendar year losses and loss adjustment expense to net premiums earned (the loss ratio) was 78.0% compared with 93.8% in 2010. The accident year loss ratio for 2011 decreased 13.7 points compared with the current 2010 accident year loss ratio of 88.8% based on estimates as of December 31, 2011. The decline in the loss ratio for 2011 compared with the 2010 accident year was due to the pricing and underwriting actions that were taken as well as additional process changes implemented in the handling of claims to mitigate the significant increases in severity that occurred due to the claims initiatives. Also, there was $10.1 million of adverse prior period development related to our Michigan business and $5.0 million of favorable prior period development in 2011 due to Vesta-related reserves, compared with 2010’s adverse loss development of $28.0 million primarily related to our 2009 Texas and Michigan business. The accident year decline was even more significant when the impact of the quota-share treaties that were entered into for the fourth quarter of 2010 and for all of 2011 are taken into account. As such, the quota-share treaties’ impact on the calendar year loss ratio was to increase it by 3.1 points for 2011 and 1.7 points for 2010. We ceased writing new business in Michigan in March 2011 and renewal business in June 2011.

In 2010, the increase in the accident year loss ratio was due to increased losses on the Texas and Michigan businesses as well as significantly increased severity, which was primarily due to the claims transformation project that began in the third quarter of 2009. Significant pricing and underwriting actions were taken to address Texas and Michigan profitability in 2010 and in 2011. Also, additional controls were instituted in the handling of claims intended to mitigate the significant increases in severity that occurred.

11.    Notes Payable

The Company’s long-term debt instruments and balances outstanding at December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,140	20,155

Total notes payable	$76,842	$76,857

The $30.9 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of December 31, 2012 was 3.91%.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $25.8 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of December 31, 2012 was 3.86%.

On February 28, 2012, the Company exercised its right to defer interest payments on the two Notes Payable mentioned above beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to the Company’s unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of December 31, 2012. The Company will continue to accrue interest on the principal during the interest deferral period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the interest deferral period and totaled $2.3 million as of December 31, 2012.

The $20.1 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.95%. The interest rate as of December 31, 2012 was 4.26%.

12.     Senior Secured Credit Facility

In conjunction with the 2007 acquisition of USAgencies, the Company entered into a $220.0 million senior secured credit facility (the facility) with a syndicate of lenders that consisted of a $200.0 million senior term loan facility, and a revolving facility of up to $20.0 million, depending on the Company’s borrowing capacity.

The pricing under the senior secured credit facility is currently subject to a LIBOR floor of 3.00% plus 6.25%, and is tiered based on the Company’s leverage ratio. The interest rate as of December 31, 2012 was 11.25%. As of December 31, 2012 and 2011, the principal balance of the senior secured credit facility was $105.6 million and $99.6 million, respectively. The facility expires in January 2014.

The facility provides that on any interest payment date, the Company has the option to capitalize some of the interest payable and therefore increase the outstanding principal balance of the credit facility. The amount of interest eligible to be capitalized with each payment represents the excess interest above a minimum cash amount. During 2012 and 2011, the Company elected this option at certain interest payment dates and capitalized interest totaling $1.5 million and $1.0 million, respectively, which has been accrued as an increase to the principal balance of the credit facility.

The facility contains certain financial covenants, which include capital expenditure limitations, minimum interest coverage requirements, maximum leverage ratio requirements, minimum risk-based capital requirements, maximum loss ratio limitations, minimum fixed charge coverage ratios and a minimum consolidated net worth requirement, as well as other restrictive covenants. As time passes, certain of the financial covenants become increasingly more restrictive. The Company breached its leverage ratio, interest coverage and risk-based capital covenants under the senior secured credit facility as of December 31, 2012. However, the lenders for the facility have agreed to temporarily forbear from exercising their rights and remedies under the facility until the earlier of June 1, 2013, or the occurrence of a further event of default under the facility. See Note 2 regarding going concern and breach of covenants.

In November 2012, a new class of loans under the senior secured credit facility was created allowing for an incremental term loan. The incremental term loan has the following characteristics:

•	Face amount of $8.0 million with a funded amount of $5.5 million, of which the Company contributed $4.6 million to Affirmative Insurance Company.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Repayment of the full $8.0 million will be on a first out basis, payable in full, on or prior to January 17, 2014, with priority over all other amounts outstanding under the senior secured credit facility. The incremental term loan lenders retained $2.5 million, representing non-cash original issue discount, which is amortized over the term of the incremental term loan using the effective interest method.

•	Of the total proceeds, $900 thousand was held in escrow to be used solely for paying the incremental term loan lenders’ and administrative agent’s professional fees.

•	A $60,000 principal payment is due as of March 31, 2013 and $40,000 is due each quarter end for the remainder of 2013. The remaining balance is due at maturity.

•	As of December 31, 2012, a non-cash closing fee of $550,000 was recorded in other liabilities, and subsequently added to the principal amount of the incremental term loan as of January 1, 2013.

•	The incremental term loan lenders receive an 8% prepayment premium of the principal amount if the incremental term loan is prepaid.

•	The incremental term loan lenders retained a financial advisor to assess the financial, operational and regulatory condition of the Company.

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

In addition, the Company paid a 0.25% fee to all lenders that approved the March 2011 amendment.

In accordance with ASC 470-50 Debt Modifications and Extinguishments, for both the 2012 and 2011 amendments, the Company evaluated the present value of the cash flows under the terms of the amended credit agreement to determine if they were at least 10 percent different from the present value of the remaining cash flows under the terms of the existing credit agreement. It was determined that the terms of both the 2012 and 2011 amendments were not substantially different and therefore should not be accounted for as a debt extinguishment. For the 2012 amendment, fees paid to other parties of approximately $0.5 million were expensed as incurred. The non-cash closing fee of $0.55 million was capitalized and recorded in other liabilities as of December 31, 2012 and added to the principal amount of the incremental term loan as of January 1, 2013. The closing fee is amortized over the term of the incremental term loan. For the 2011 amendment, lender consent fees of approximately $0.3 million were capitalized and are amortized, along with remaining unamortized debt issuance costs from the March 2009 debt modification, over the remaining term of the senior secured credit facility. Fees paid to other parties of approximately $0.7 million were expensed as incurred in 2011.

The Company’s obligations under the facility are guaranteed by its material operating subsidiaries (other than the Company’s insurance companies) and are secured by a first lien security interest on all of the Company’s assets and the assets of its material operating subsidiaries (other than the Company’s insurance companies), including a pledge of 100% of the stock of AIC.

The following table summarizes the Company’s senior secured credit facility and incremental term loan scheduled payments (in thousands):

2013	$1,191
2014	107,798

Total	$108,989

The principal amount of the term loan is payable in quarterly installments, with the remaining balance due on the seventh anniversary of the closing of the facility. The Company is also required to make additional annual principal payments that are to be calculated based upon the Company’s financial performance during the preceding fiscal year after deducting voluntary prepayments made during the year. The Company does not expect to have an additional required principal payment due March 2013. In addition, certain events, such as the sale of material assets or the issuance of significant new equity, necessitate additional required principal repayments.

In 2007 and 2008, the Company entered into two interest rate swap arrangements to hedge its exposure to variable cash flows related to interest payments on its senior secured credit facility. One swap instrument expired in February 2011 and the remaining swap instrument expired in April 2011.

13.    Capital Lease Obligation

In May 2010, the Company entered into two capital lease obligations related to certain computer software, software licenses, and hardware used in the Company’s insurance operations. The Company received cash proceeds from the financing in the amount of $28.2 million. As required by the lease agreements, the Company purchased $28.2 million of FDIC-insured certificates of deposit held in brokerage accounts and pledged such

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities as collateral against all of the Company’s obligations under the lease. Securities pledged as collateral and held as available-for-sale securities were $8.3 million and $21.2 million as of December 31, 2012 and 2011, respectively. The dollar amount of collateral pledged is set to decline over the term of the lease as the Company makes the scheduled lease payments. The lease term is 60 months with monthly rental payments totaling approximately $0.6 million. At the end of the initial term, the Company will have the right to purchase the software for a nominal fee, after which all rights, title and interest would transfer to the Company.

On October 17, 2012, the Company received notice from one of the lessors (Lessor) under a capital lease obligation that, based upon Lessor’s claim of an alleged default under the terms of the applicable lease and security agreements, it elected to immediately seek recovery of an amount equal to the casualty loss value of the leased property, together with all other sums allegedly due to Lessor, which Lessor calculated as $9.6 million. Lessor informed the Company that it had directed the escrow agent to redeem the CDs securing the Company’s lease payment obligation and disburse to it the approximately $8.3 million in proceeds, which Lessor received on October 15, 2012. Lessor threatened legal action against the Company to recover the remaining $1.3 million, alleged liquidated damages. The Company contests that any event of default has occurred and also disputes Lessor’s demand for payment of the casualty loss value of the leased property. The Company has demanded that Lessor pay the Company approximately $0.5 million, the amount by which the CD redemption proceeds exceeded Lessor’s remaining interest in the lease at the time it declared default. On December 26, 2012, Lessor conveyed all right and interest in the leased property back to the Company, although both parties reserved all claims with respect to the disputed demands for payment. Neither party has filed suit at this time.

Property under capital lease consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Computer software, software licenses and hardware	$14,189	$28,189
Accumulated depreciation	(7,211)	(8,821)

Computer software, software licenses and hardware, net	$6,978	$19,368

Estimated future lease payments for the years ending December 31 (in thousands):

2013	$3,391
2014	3,390
2015	1,413

Total estimated future lease payments	8,194
Less: Amount representing interest	681

Present value of future lease payments	$7,513

14.    Income Taxes

The provision for income taxes for the years ended December 31 consisted of the following (in thousands):

	2012	2011	2010
Current tax expense	$14	$127	$473
Deferred tax expense (benefit)	250	(9,167)	1,275

Net income tax expense (benefit)	$264	$(9,040)	$1,748

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rate differed from the statutory rate of 35% for the years ended December 31 as follows (in thousands):

	2012	2011	2010
Loss before income tax expense (benefit)	$(51,649)	$(171,638)	$(85,175)
Tax provision computed at the federal statutory income tax rate	(18,077)	(60,073)	(29,811)
Increases (reductions) in tax resulting from:
Tax-exempt interest	(67)	(139)	(395)
State income taxes	140	(1,517)	(368)
IRS audit settlement	(118)	—	—
Goodwill impairment (non-deductible)	5,623	33,606	—
Valuation allowance	12,766	19,139	32,361
Other	(3)	(56)	(39)

Income tax expense (benefit)	$264	$(9,040)	$1,748

Effective tax rate	0.5%	5.3%	2.1%

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Deferred tax assets:
Unearned and advance premiums	$3,347	$1,465
Net operating loss carryforward	76,051	64,550
Discounted unpaid losses	1,407	2,150
Deferred revenue	2,141	1,686
Allowance for doubtful accounts	3,775	3,890
Goodwill	6,216	4,630
Rent deferral	1,205	2,522
Deferred acquisition costs, net asset	—	2,263
Capital loss carryforward	—	147
Depreciation on fixed assets	1,785	866
Alternative minimum tax and work opportunity credits	671	671
Other	6,835	6,362

Total deferred tax assets	103,433	91,202

Deferred tax liabilities:
Unrealized gains	190	459
Intangibles	2,268	2,018
Deferred acquisition costs, net liability	34	—
Debt extinguishment	2,206	2,775

Total deferred tax liabilities	4,698	5,252

Deferred tax assets, net, before valuation allowance	98,735	85,950
Valuation allowance	101,913	88,878

Deferred tax assets (liabilities), net	$(3,178)	$(2,928)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in valuation allowance attributable to continuing operations and other comprehensive income is presented for the years ended December 31 as follows (in thousands):

	2012	2011
Continuing operations	$12,766	$19,139
Changes in other comprehensive income	270	235

	$13,036	$19,374

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

As of December 31, 2012, the Company has available for income tax purposes federal net operating loss carryforwards (NOL’s), which may be used to offset future taxable income. The Company’s NOL’s expire as follows (in thousands):

2020	$7,443
2021	5,951
2022	90
2023	4
2024	2,140
2027	15,557
2028	4,886
2029	26,569
2030	82,417
2031	39,122
2032	33,110

$217,289

At December 31, 2012, the Company’s 2007 and prior tax years were closed by the IRS.

15.    Commitments

In 2006, the Company entered into an IT outsourcing contract with a data processing services provider under which the Company outsourced substantially all of its IT operations, including the Company’s data center, field support and application management. The initial term of the agreement was ten years, although it may be terminated for convenience by the Company at any time upon six month’s notice after the first two years, subject to the payment of certain stranded costs and other termination fees. In October 2012, the Company amended its Master Service Agreement with a third party whereby the Company assumed responsibility for managing substantially all of its IT operations, including data center and applications management at an annual cost of $6.1 million. In addition, the Company contracted with a third party to provide network infrastructure services for $1.2 million annually. The Company’s IT outsourcing expenses were $11.2 million, $13.0 million and $14.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2012, the Company leased office space for its agencies, insurance companies and retail stores in various locations throughout the United States. The Company’s operating lease rental expenses were $8.8 million, $7.8 million and $9.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes the Company’s minimum future IT outsourcing and operating lease commitments at December 31, 2012 (in thousands):

2013	$18,084
2014	16,697
2015	13,436
2016	9,282
2017	1,002
Thereafter	1,894

Total	$60,395

16.    Legal Proceedings

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

17.    Net Loss per Common Share

Net loss per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and restricted stock. Stock options outstanding of 2,407,000, 1,748,000 and 1,235,900 for the years ended December 31, 2012, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because there was a loss from continuing operations in the respective periods.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for each of the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share amounts):

	2012	2011	2010
Numerator:
Net loss	$(51,913)	$(162,598)	$(86,923)

Denominator:
Weighted average basic shares
Weighted average common shares outstanding	15,408	15,408	15,414

Weighted average diluted shares
Weighted average diluted shares outstanding	15,408	15,408	15,414

Basic loss per common share	$(3.37)	$(10.55)	$(5.64)

Diluted loss per common share	$(3.37)	$(10.55)	$(5.64)

On March 18, 2011, 433,500 shares of Affirmative’s common stock were issued on a restricted basis, and the voting rights for all of the shares were assigned to New Affirmative, LLC via a written irrevocable proxy at the time the stock awards were made. On August 10, 2011, the restricted shares were repurchased at par and 1,272,500 stock options were awarded to various executives. On February 24, 2012, 750,000 stock options were awarded to various executives.

18.    Stock-Based Compensation

In May 2004, the Company’s board of directors adopted and its stockholders approved the 2004 Stock Incentive Plan (2004 Plan) to enable the Company to attract, retain and motivate eligible employees, directors and consultants through equity-based compensatory awards, including stock options, stock bonus awards, restricted and unrestricted stock awards, performance stock awards, stock appreciation rights and dividend equivalent rights. The maximum number of shares of common stock reserved for issuance under the 2004 Plan, as amended, is 3,000,000, subject to adjustment to reflect certain corporate transactions or changes in the Company’s capital structure. At December 31, 2012, 410,194 shares were reserved for future grants under the 2004 Plan.

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

2012
Weighted-average grant date fair value	$0.69
Weighted-average risk-free interest rate	1.15%
Expected term of option in years	6.00
Weighted-average expected volatility	43%
Dividend yield	—

2011
Weighted-average grant date fair value	$1.76
Weighted-average risk-free interest rate	1.23%
Expected term of option in years	6.00
Weighted-average expected volatility	43%
Dividend yield	—

There were no stock options issued in 2010.

A summary of stock option activity for each of the three years ended December 31 follows (shares in thousands):

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,748	$6.82	1,236	$19.23	1,275	$19.10
Granted	750	0.69	1,272	1.76	—	—
Forfeited	(91)	1.65	(760)	18.52	(39)	15.09

Outstanding at end of year	2,407	5.07	1,748	6.82	1,236	19.23

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognized total compensation expense related to the stock options of $403,000, $378,000 and $472,000 during 2012, 2011 and 2010, respectively. Compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. Total unrecognized compensation expense related to unvested stock options was $578,000 at December 31, 2012, which will be recognized over a weighted-average period of approximately 1.6 years.

Stock options outstanding and exercisable at December 31, 2012 were as follows (shares in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Years of Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.69 to $1.76	688	$0.69	9.15	—	$—
$1.76 to $10.37	1,200	$1.76	8.56	405	$1.76
$10.38 to $15.00	55	11.79	4.10	55	11.79
$15.01 to $22.00	354	17.51	3.97	354	17.51
$22.01 to $30.00	110	25.15	3.99	110	25.15

$0.69 to $30.00	2,407	5.07	7.74	924	11.18

The stock options outstanding and exercisable at December 31, 2012 had aggregate intrinsic values of zero as the aggregate exercise price was greater than the aggregate market value. No stock options were exercised during 2012, 2011 or 2010.

Restricted Stock Awards • A summary of activity for the Company’s restricted stock grants for each of the years ended December 31 was as follows (shares in thousands):

	2012		2011		2010
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1	$16.50	12	$16.37	50	$15.53
Granted	—	—	434	0.91	—	—
Vested	(1)	2.75	(11)	6.49	(38)	14.37
Cancelled	—	—	(434)	(0.91)	—	—
Forfeited	—	—	—	—	—	—

Outstanding at end of year	—	—	1	16.50	12	16.37

The Company recognized total compensation expense related to the restricted stock awards of $4,000, $159,000 and $553,000 during 2012, 2011 and 2010, respectively. Compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2012, there was no unrecognized compensation cost related to unvested restricted stock awards.

The aggregate fair value of restricted stock awards vested during 2012, 2011 and 2010 was $1,000, $15,000 and $141,000 at the date of vesting, respectively.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Employee Benefit Plan

The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet specified service requirements. Under the plan, the Company may, at its discretion, match 100% of each employee’s contribution, up to 3% of the employee’s earnings, plus 50% of each employee’s contribution for the next 2% of the employee’s salary. There were no employer matching contributions to the 401(k) plan in 2012, 2011 or 2010.

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

The Company’s insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require the Company’s insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject the Company to further examination or corrective action imposed by state regulators, including limitations on the Company’s writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require the Company to increase its statutory capital levels. At December 31, 2012, and 2011, each of the Company’s insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. Effective January 1, 2012, the NAIC revised the Risk-Based Capital Model Act to include a risk-based capital trend test as another manner under which the company action level could be triggered and will be applied as of December 31, 2012. The test is applicable when an insurance company has a risk-based capital ratio between 200% and 300% and a combined ratio of more than 120%. Each of the Company’s insurance subsidiaries was in compliance with risk-based capital trend test requirements as of December 31, 2012.

State insurance laws restrict the ability of the Company’s insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of December 31, 2012, the Company’s insurance companies could not pay ordinary dividends to the Company without prior regulatory approval due to a negative unassigned surplus position of Affirmative

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Insurance Company. However, as mentioned previously, management believes the Company’s non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

Refer to Note 2 regarding going concern and noncompliance with the Illinois Insurance Code.

21.    Business Concentrations

The majority of the Company’s commission income and fees are directly related to the premiums written through its insurance subsidiaries from policies sold to individuals located in certain states. Accordingly, the Company could be adversely affected by economic downturns, natural disasters, and other conditions that may occur from time-to-time in these states.

The following table identifies the states in which the Company operates and the gross premiums written by state (in thousands):

	Year Ended December 31,
	2012	2011	2010
Louisiana	$106,841	$116,462	$140,642
Texas	54,009	36,257	67,078
Illinois	23,887	25,577	41,417
Alabama	21,270	23,377	28,475
California	17,706	14,789	20,404
Indiana	8,092	6,463	10,277
Missouri	3,084	1,885	4,541
South Carolina	2,127	3,442	5,571
Michigan	—	895	32,314
Florida	—	(8)	1,337
New Mexico	—	(14)	1,665
Other	6	104	159

Total	$237,022	$229,229	$353,880

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

Financial assets measured at fair value on a recurring basis

The following table provides information as of December 31, 2012 about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and government agencies	$11,466	$11,466	$—	$—
States and political subdivisions	3,639	—	3,639	—
Corporate debt securities	19,369	—	19,369	—
FDIC-insured certificates of deposit	13,274	—	13,274	—

Total investment securities	47,748	11,466	36,282	—
Other invested assets	3,390	—	—	3,390

Total assets	$51,138	$11,466	$36,282	$3,390

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

Level 1 Financial assets

Financial assets classified as Level 1 in the fair value hierarchy include U.S. Treasury and government agencies securities. These securities are actively traded and the Company estimates the fair value of these securities using unadjusted quoted market prices.

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

Level 3 Financial assets

At December 31, 2012, the Company’s Level 3 financial assets include an investment in a hedge fund, which is presented as other invested assets in the consolidated balance sheets. The Company elected the fair value option for its investment in the hedge fund and measures the fair value of the hedge fund on the basis of the net asset value of the fund as reported by the fund manager. The hedge fund is primarily invested in residential mortgage-backed securities and other asset-backed securities which are recorded at fair value as determined by the fund manager. Such fair value determination is based on quoted marked prices, bid prices, or the fund manager’s proprietary valuation models where quoted prices are unavailable or deemed to be inadequately representative of fair value. Significant decreases in the fair value of the underlying securities in the hedge fund would result in a significantly lower fair value measurement of other invested assets as reported in the consolidated balance sheets.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value measurements for assets in Level 3 for the year ended December 31, 2012 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2012	$2,898
Transfers into Level 3	—
Total gains included in earnings as net investment income	492
Settlements	—

Balance at December 31, 2012	$3,390

Fair value measurements for assets in Level 3 for the year ended December 31, 2011 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2011	$2,564
Transfers into Level 3	—
Total gains included in earnings as net investment income	334
Settlements	—

Balance at December 31, 2011	$2,898

Fair value measurements for liabilities in Level 3 for the year ended December 31, 2011 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Interest Rate Swaps
Balance at January 1, 2011	$1,453
Transfers into Level 3	—
Total losses included in earnings as loss on interest rate swaps	2
Settlements	(1,455)

Balance at December 31, 2011	$—

The Company did not have any transfers between Levels 1 and 2 during the years ended December 31, 2012 or 2011.

Financial Instruments Disclosed, But Not Carried, At Fair Value

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at December 31, 2012 and the level within the fair value hierarchy (in thousands):

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$38,176	$38,176	$38,176	$—	$—
Fiduciary and restricted cash	569	569	569	—	—

Total	$38,745	$38,745	$38,745	$—	$—

Liabilities:
Notes payable	$76,842	$7,655	$—	$—	$7,655
Senior secured credit facility	99,323	55,002	—	—	55,002

Total	$176,165	$62,657	$—	$—	$62,657

The following table presents the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at December 31, 2011 and the level within the fair value hierarchy (in thousands):

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$28,559	$28,559	$28,559	$—	$—
Fiduciary and restricted cash	2,478	2,478	2,478	—	—

Total	$31,037	$31,037	$31,037	$—	$—

Liabilities:
Notes payable	$76,857	$17,433	$—	$—	$17,433
Senior secured credit facility	91,683	79,554	—	—	79,554

Total	$168,540	$96,987	$—	$—	$96,987

Notes payable and Senior secured credit facility – The fair value of the notes payable and senior secured credit facility was determined using a third-party valuation source.

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Affirmative Insurance Company of Michigan (AIC of Michigan), USAgencies Casualty Insurance Company, Inc. (Casualty), and USAgencies Direct Insurance Company (Direct) are wholly-owned subsidiaries of AIC and are included as common stock investments on AIC’s balance sheet in its statutory surplus. In November 2012, Insura was merged into AIC and Direct was sold from AIC to Casualty. The following table summarizes selected statutory information of the Company’s insurance subsidiaries ended December 31 (in thousands):

	December 31,
	2012	2011	2010
Statutory capital and surplus:
Affirmative Insurance Company (AIC)	$48,115	$69,158	$85,119
Insura Property and Casualty Insurance Company (Insura)	—	6,297	27,046
Affirmative Insurance Company of Michigan (AIC of Michigan)	9,206	9,213	9,127
USAgencies Casualty Insurance Company, Inc (Casualty)	24,258	32,780	50,340
USAgencies Direct Insurance Company (Direct)	5,273	5,259	5,253

	Year Ended December 31,
	2012	2011	2010
Statutory net income (loss):
Affirmative Insurance Company	$(20,786)	$(11,957)	$(61,977)
Insura Property and Casualty Insurance Company	—	240	527
Affirmative Insurance Company of Michigan	(7)	85	127
USAgencies Casualty Insurance Company, Inc.	1,128	1,226	1,693
USAgencies Direct Insurance Company	15	12	27

The amount of statutory capital and surplus necessary for AIC to satisfy regulatory requirements as of December 31, 2012 was $42.8 million. The statutory capital and surplus of each of the Company’s insurance subsidiaries exceeded the highest level of minimum regulatory required capital as of December 31, 2012, 2011 and 2010.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.    Unaudited Quarterly Financial Data

The following is a summary of the Company’s unaudited quarterly consolidated results from continuing operations for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2012:
Net premiums earned	$34,181	$34,935	$35,261	$39,359
Total revenues	51,451	51,759	51,155	55,396
Net losses and loss adjustment expenses	25,670	26,719	25,397	34,072
Net loss	(8,480)	(5,695)	(29,458)	(8,280)
Diluted loss per common share	(0.55)	(0.37)	(1.91)	(0.54)
Diluted weighted-average common shares	15,408	15,408	15,408	15,408
2011:
Net premiums earned	$50,551	$46,671	$42,042	$37,285
Total revenues	72,284	65,444	59,348	52,722
Net losses and loss adjustment expenses	40,405	29,409	31,562	36,281
Net income (loss)	(9,810)	19	(7,638)	(145,169)
Diluted loss per common share	(0.63)	—	(0.50)	(9.42)
Diluted weighted-average common shares	15,483	15,408	15,408	15,408

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25.    Parent Company Financials

The condensed financial information of the parent company, Affirmative Insurance Holdings, Inc. as of December 31, 2012 and 2011, and for each of the three years ended December 31, 2012, 2011 and 2010 is presented as follows (in thousands, except share data):

Condensed Balance Sheets

	2012	2011
		(As Adjusted See Note 3)
Assets
Cash and cash equivalents	$17	$16
Fiduciary and restricted cash	165	166
Investment in subsidiaries	140,684	180,238
Income taxes receivable	150	739
Goodwill	—	1,398
Other intangible assets, net	273	273
Other assets	4,204	3,774

Total assets	$145,493	$186,604

Liabilities and Stockholders’ Deficit
Liabilities:
Payable to subsidiaries	$119,629	$117,712
Senior secured credit facility	99,323	91,683
Notes payable	56,702	56,702
Other liabilities	3,093	1,484

Total liabilities	278,747	267,581

Stockholders’ deficit:
Common stock, $0.01 par value; 75,000,000 shares authorized; 18,202,221 shares issued and 15,408,358 shares outstanding at December 31, 2012 and 2011	182	182
Additional paid-in capital	166,749	166,342
Treasury stock, at cost (2,793,863 shares at December 31, 2012 and 2011)	(32,910)	(32,910)
Accumulated other comprehensive loss	(998)	(227)
Retained deficit	(266,277)	(214,364)

Total stockholders’ deficit	(133,254)	(80,977)

Total liabilities and stockholders’ deficit	$145,493	$186,604

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Operations

	Year Ended December 31,
	2012	2011	2010
		(As Adjusted See Note 3)	(As Adjusted See Note 3)
Revenues
Dividends from subsidiaries	$14,714	$26,613	$31,300
Net investment income	—	—	13
Other income	—	—	237

Total revenues	14,714	26,613	31,550

Expenses
Operating expenses	352	581	1,327
Loss on interest rate swaps	—	2	961
Interest expense	17,616	18,992	20,620
Goodwill and other intangible assets impairment	1,398	8,357	—

Total expenses	19,366	27,932	22,908

Income (loss) before income taxes and equity interest in subsidiaries	(4,652)	(1,319)	8,642
Income tax expense	2,447	1,545	2,209
Equity interest in undistributed loss of subsidiaries	(44,814)	(159,734)	(93,356)

Net loss	$(51,913)	$(162,598)	$(86,923)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
Net cash used in operating activities	$(16,683)	$(17,679)	$(3,290)

Cash flows from investing activities
Dividends received from subsidiaries	14,714	26,613	31,300
Investment in affiliates	—	—	(6,000)

Net cash provided by investing activities	14,714	26,613	25,300

Cash flows from financing activities
Borrowings under senior secured credit facility	5,500	—	—
Principal payments on senior secured credit facility	(3,530)	(9,762)	(21,650)
Debt modification costs paid	—	(769)	—
Acquisition of treasury stock	—	(4)	(26)

Net cash provided by (used in) financing activities	1,970	(10,535)	(21,676)

Net increase (decrease) in cash and cash equivalents	1	(1,601)	334
Cash and cash equivalents at beginning of year	16	1,617	1,283

Cash and cash equivalents at end of year	$17	$16	$1,617

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26.    Subsequent Event

On March 15, 2013, the Company, through one of its indirect, wholly-owned subsidiaries, entered into a $4.8 million loan secured by commercial real estate to provide liquidity to AIC. The loan is evidenced by a promissory note secured by a mortgage security agreement and assignment of leases and rents on real estate located in Baton Rouge, Louisiana, which is held as investment in real property in the consolidated balance sheets.

The promissory note bears interest at a per annum fixed rate of 4.95%. The promissory note requires monthly payments of principal and interest with the final payment due on the maturity date of December 15, 2015. As security for payments, the Company has assigned rents due under the federal agency lease to a trustee. Pursuant to an escrow and servicing agreement, the trustee will receive rent due under the lease, make required payments due under the promissory note and maintain certain escrow accounts to pay for the necessary expenses of the property until the promissory note is paid in full.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the U.S. Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2012. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Using the COSO Framework, the Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the Company’s internal control over financial reporting. As a result, management has concluded that our internal control over financial reporting was effective as of December 31, 2012 based upon the COSO Framework.

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

The information relating to this Item 10 is incorporated by reference to the disclosure in the sections headed “Item 1 — Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Proxy Statement for our 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

Item 11.	Executive Compensation

The information relating to this Item 11 is incorporated by reference to the disclosure in the sections headed “Compensation Discussion and Analysis,” “Compensation Committee Report” and “ Executive Compensation” in the Proxy Statement for our 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to this Item 12 is incorporated by reference to the disclosure in the sections headed “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2012 about all of our equity compensation plans. All plans have been approved by our stockholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))
2004 Stock Incentive Plan	2,407,000	$5.07	410,194

We repurchased 433,500 shares of our restricted stock and awarded 1,272,500 stock options to various executives during the third quarter of 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to this Item 13 is incorporated by reference to the disclosure in the section headed “Certain Relationships and Related Transactions” in the Proxy Statement for our 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

Item 14.	Principal Accounting Fees and Services

The information relating to this Item 14 is incorporated by reference to the disclosure in the section headed “Corporate Governance — Audit Committee — Fees Paid to Independent Auditor” and “Corporate Governance — Audit Committee — Approval of Audit and Non-Audit Services” in the Proxy Statement for our 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

(b)	Exhibits: Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFIRMATIVE INSURANCE HOLDINGS, INC.

By:	/s/ GARY Y. KUSUMI
Gary Y. Kusumi
Chief Executive Officer

Date: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below.

Signature	Title	Date
/s/ GARY Y. KUSUMI Gary Y. Kusumi	Chairman and Chief Executive Officer	April 1, 2013

/s/ MICHAEL J. MCCLURE Michael J. McClure	Executive Vice President and Chief Financial Officer	April 1, 2013

/s/ EARL R. FONVILLE Earl R. Fonville	Senior Vice President and Chief Accounting Officer	April 1, 2013

/s/ THOMAS C. DAVIS Thomas C. Davis	Director	April 1, 2013

/s/ NIMROD T. FRAZER Nimrod T. Frazer	Director	April 1, 2013

/s/ MORY KATZ Mory Katz	Director	April 1, 2013

/s/ DAVID I. SCHAMIS David I. Schamis	Director	April 1, 2013

/s/ ROBERT T. WILLIAMS Robert T. Williams	Director	April 1, 2013

/s/ PAUL J. ZUCCONI Paul J. Zucconi	Director	April 1, 2013

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

Form of 2011 Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2012, File No. 000-50795).

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

Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 13, 2012, File No. 000-50795).

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

10.11*+	Second Amended and Restated Executive Employment Agreement, dated January 4, 2011 (effective January 1, 2011), between Affirmative Insurance Holdings, Inc. and Joseph G. Fisher.

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

10.14

Automobile Quota Share Reinsurance Contract between Greenlight Reinsurance, Ltd. and Affirmative Insurance Company, dated as of September 1, 2011, for the period September 1, 2011 through December 31, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 15, 2011, File No. 000-50795).

10.15*

Addendum No. 1 (effective September 1, 2011) to the Interests and Liabilities Agreement of Greenlight Reinsurance, Ltd. with respect to the Automobile Quota Share Reinsurance Contract between Greenlight Reinsurance, Ltd. and Affirmative Insurance Company, dated as of September 1, 2011, for the period September 1, 2011 through December 31, 2012

10.16*

Addendum No. 2 (effective September 1, 2011) to the Interests and Liabilities Agreement of Greenlight Reinsurance, Ltd. with respect to the Automobile Quota Share Reinsurance Contract between Greenlight Reinsurance, Ltd. and Affirmative Insurance Company, dated as of September 1, 2011, for the period September 1, 2011 through December 31, 2012

10.17*

Addendum No. 3 (effective February 28, 2012) to the Interests and Liabilities Agreement of Greenlight Reinsurance, Ltd. with respect to the Automobile Quota Share Reinsurance Contract between Greenlight Reinsurance, Ltd. and Affirmative Insurance Company, dated as of September 1, 2011, for the period September 1, 2011 through December 31, 2012

10.18

Addendum No. 4 (effective December 31, 2012) to the Interests and Liabilities Agreement of Greenlight Reinsurance, Ltd. with respect to the Automobile Quota Share Reinsurance Contract between Greenlight Reinsurance, Ltd. and Affirmative Insurance Company, dated as of September 1, 2011, for the period September 1, 2011 through March 31, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 4, 2013, File No. 000-50795).

10.19

Master Services Agreement, dated as of October 16, 2006, between Affirmative Insurance Holdings, Inc. and Accenture LLP (incorporated by reference to Exhibit 10.27 to our Current Report on Form 8-K filed with the SEC on October 20, 2006, File No. 000-50795).

10.20

Amendment No. 19 to Services Agreement No. 1, effective September 1, 2012, between Affirmative Insurance Holdings, Inc. and Accenture LLP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 22, 2012, File No. 000-50795).

Exhibit	Description
10.21

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

10.22

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

10.23

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

10.24

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

10.25*

Fourth Amendment to Credit Agreement dated as of June 2, 2009, among Affirmative Insurance Holdings, Inc., as Borrower, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent.

10.26

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

10.27

Sixth Amendment to Credit Agreement dated as of September 20, 2012, among Affirmative Insurance Holdings, Inc., as Borrower, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q filed with the SEC on November 19, 2012, File No. 000-50795).

10.28

Seventh Amendment to Credit Agreement, dated as of November 19, 2012, among Affirmative Insurance Holdings, Inc., as Borrower, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed with the SEC on November 19, 2012, File No. 000-50795).

21.1*	Subsidiaries of Affirmative Insurance Holdings, Inc. as of March 31, 2013.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Gary Y. Kusumi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Gary Y. Kusumi, Chairman of the Board and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description
32.2*	Certification of Michael J. McClure, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Affirmative Insurance Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Stockholders’ Equity (Deficit), (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements, including detailed tagging of footnotes and schedules.

*	Filed herewith
+	Management contract, compensatory plan or arrangement