Form 10-Q
period 2013-03-31
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2013-05-15
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of May 10, 2013: 15,408,358

AFFIRMATIVE INSURANCE HOLDINGS, INC.

THREE MONTHS ENDED MARCH 31, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Available-for-sale securities, at fair value	$49,663	$47,748
Other invested assets	3,547	3,390
Cash and cash equivalents	48,972	38,176
Fiduciary and restricted cash	569	569
Accrued investment income	395	284
Premiums and fees receivable, net	39,251	29,431
Premium finance receivable, net	50,463	38,942
Commissions receivable	2,245	1,869
Receivable from reinsurers	144,246	120,601
Deferred acquisition costs, net asset	—	98
Income taxes receivable	6	150
Investment in real property, net	10,816	10,996
Property and equipment (net of accumulated depreciation of $59,016 for 2013 and $60,242 for 2012)	20,809	22,571
Other intangible assets (net of accumulated amortization of $7,665 for 2013 and 2012)	14,265	14,265
Prepaid expenses	5,512	6,318
Other assets (net of allowance for doubtful accounts of $7,213 for 2013 and 2012)	2,105	2,987

Total assets	$392,864	$338,395

Liabilities and Stockholders’ Deficit
Liabilities:
Reserves for losses and loss adjustment expenses	$128,872	$138,854
Unearned premium	85,739	72,861
Amounts due to reinsurers	47,056	27,286
Due to third-party carriers	18,455	2,617
Deferred revenue	9,235	6,117
Capital lease obligation	6,796	7,513
Senior secured credit facility	101,643	99,323
Notes payable	76,838	76,842
Mortgage payable	4,809	—
Deferred tax liability	3,246	3,178
Deferred acquisition costs, net liability	7,585	—
Other liabilities	42,140	37,058

Total liabilities	532,414	471,649

Stockholders’ deficit:
Common stock, $0.01 par value; 75,000,000 shares authorized, 18,202,221 shares issued and 15,408,358 shares outstanding at March 31, 2013 and at December 31, 2012	182	182
Additional paid-in capital	166,826	166,749
Treasury stock, at cost (2,793,863 shares at March 31, 2013 and December 31, 2012)	(32,910)	(32,910)
Accumulated other comprehensive loss	(1,120)	(998)
Retained deficit	(272,528)	(266,277)

Total stockholders’ deficit	(139,550)	(133,254)

Total liabilities and stockholders’ deficit	$392,864	$338,395

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Revenues
Net premiums earned	$41,332	$34,181
Commission income, fees and managing general agent revenue	21,854	16,183
Net investment income	620	1,060
Net realized gains	11	27
Other income	1	—

Total revenues	63,818	51,451

Expenses
Net losses and loss adjustment expenses	31,563	25,670
Selling, general and administrative expenses	30,841	26,821
Depreciation and amortization	1,932	2,378

Total expenses	64,336	54,869

Operating loss	(518)	(3,418)
Interest expense	5,555	4,916

Loss before income tax expense	(6,073)	(8,334)
Income tax expense	178	146

Net loss	$(6,251)	$(8,480)

Basic loss per common share:
Net loss	$(0.41)	$(0.55)

Diluted loss per common share:
Net loss	$(0.41)	$(0.55)

Weighted average common shares outstanding:
Basic	15,408	15,408

Diluted	15,408	15,408

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net loss	$(6,251)	$(8,480)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities arising during period	(117)	235
Reclassification adjustment for realized losses included in net loss	(5)	(9)

Other comprehensive income (loss), net	(122)	226

Total comprehensive loss	$(6,373)	$(8,254)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31,
	2013		2012
	Shares	Amounts	Shares	Amounts
Common stock
Balance at beginning of year and end of period	18,202,221	$182	18,202,221	$182

Additional paid-in capital
Balance at beginning of year		166,749		166,342
Stock-based compensation		77		89

Balance at end of period		166,826		166,431

Treasury stock
Balance at beginning of year and end of period	2,793,863	(32,910)	2,793,863	(32,910)

Accumulated other comprehensive income (loss)
Balance at beginning of year		(998)		(227)
Unrealized gain (loss) on available-for-sale investment securities		(122)		226

Balance at end of period		(1,120)		(1)

Retained Deficit
Balance at beginning of year		(266,277)		(214,364)
Net loss		(6,251)		(8,480)

Balance at end of period		(272,528)		(222,844)

Total stockholders’ deficit		$(139,550)		$(89,142)

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Cash flows from operating activities
Net loss	$(6,251)	$(8,480)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,112	2,378
Stock-based compensation expense	77	72
Amortization of debt modification costs	225	94
Amortization of debt discount	1,468	992
Net realized gains from sales of available-for-sale securities	(5)	(9)
Fair value gain on investment in hedge fund	(157)	(118)
Gain on disposal of assets	(6)	(18)
Amortization of premiums on investments, net	143	432
Provision for doubtful accounts	581	91
Paid-in-kind interest	703	315
Change in operating assets and liabilities:
Fiduciary and restricted cash	—	(1,537)
Premiums, fees and commissions receivable, net	(10,251)	(1,902)
Reserves for losses and loss adjustment expenses	(9,982)	(20,137)
Amounts due from reinsurers	(3,875)	6,246
Due to third-party carriers	15,838	1,472
Premium finance receivable, net (related to our insurance premiums)	(9,929)	(9,980)
Deferred revenue	3,118	1,232
Unearned premium	12,878	11,871
Deferred acquisition costs, net	7,683	(4,205)
Deferred taxes	69	84
Income taxes receivable	144	80
Other	6,842	3,580

Net cash provided by (used in) operating activities	11,425	(17,447)

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	7	15,319
Proceeds from maturities of available-for-sale securities	9,586	5,520
Purchases of available-for-sale securities	(10,546)	(250)
Premium finance receivable, net (related to third-party insurance premiums)	(1,592)	582
Purchases of property and equipment	(190)	(789)
Proceeds from insurance recoveries	—	30

Net cash provided by (used in) investing activities	(2,735)	20,412

Cash flows from financing activities
Principal payments under capital lease obligations	(717)	(1,312)
Principal payments on senior secured credit facility	(401)	(1,260)
Issuance of mortgage security agreement	4,809	—
Debt issuance costs paid	(150)	—
Bank overdrafts	(1,435)	527

Net cash provided by (used in) financing activities	2,106	(2,045)

Net increase in cash and cash equivalents	10,796	920
Cash and cash equivalents at beginning of year	38,176	28,559

Cash and cash equivalents at end of period	$48,972	$29,479

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,383	$2,567
Cash paid for income taxes	54	24
Disclosure of non-cash information:
Purchases of available-for-sale securities not yet settled	$1,222	$—
Senior secured credit facility amendment closing fee capitalized to loan balance	550	—

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

The Company incurred losses from operations over the last four years, including a net loss of $51.9 million for the year ended December 31, 2012. The Company’s losses over this time period were primarily due to underwriting losses, significant revenue declines and expenses declining less than the amount of revenue declines and goodwill impairments. The loss from operations was the result of prior pricing issues in some states in which the Company has taken significant pricing and underwriting actions to address profitability, losses from states that the Company has exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses. As a result of declining performance, the Company breached the leverage ratio covenant under the senior secured credit facility as of September 30, 2012; however, the lenders for the facility agreed to waive such event of default. The Company breached the leverage, interest coverage and risk-based capital ratio covenants (“Financial Covenants”) as of December 31, 2012, and the leverage and interest coverage ratio covenants as of March 31, 2013. The lenders for the facility have agreed to temporarily forbear from exercising their rights and remedies under the facility until the earlier of June 30, 2013, or the occurrence of a further event of default under the facility. If the Company is unable to achieve compliance with the Financial Covenants as of June 30, 2013, or obtain an extension of the lenders’ forbearance or a waiver of any non-compliance, the lenders will be able to declare all amounts outstanding under the facility to be immediately due and payable. Even if the Company is compliant with the Financial Covenants or, if not compliant, obtains additional forbearance or waivers from its lenders, there is still substantial uncertainty that the Company will be able to refinance or extend the maturity of the senior secured facility when it expires in January 2014. If the Company’s lenders declare the amounts outstanding under our senior secured credit facility to be immediately due and payable or the Company is unable to refinance or extend the maturity of the senior secured facility when it expires in January 2014, it would have a material adverse effect on our operations and our creditors and stockholders.

The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. As of December 31, 2012, AIC was deficient in meeting the qualifying investments requirement by $16.5 million. Management submitted a plan to cure the deficiency as of June 30, 2013, which includes a number of actions. The Illinois Department of Insurance has approved the plan. If AIC is not compliant as of the plan date of June 30, 2013, the Director of the Illinois Department of Insurance could deem AIC to be in hazardous financial condition and could take one or more of the remedial actions authorized by law for such a condition. Such action by the Illinois Department of Insurance would have a material adverse affect on the Company’s operations and the interests of its creditors and stockholders. Such action by the Illinois Department of Insurance also would trigger a further event of default under the Company’s senior secured credit facility allowing the Company’s lenders to declare all amounts outstanding under the facility to be immediately due and payable, and if such amounts were declared immediately due and payable by the lenders it would have a material adverse effect on the Company’s operations and the interests of its creditors and stockholders.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K. The results of operations for interim periods should not be considered indicative of results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current presentation.

New Accounting Standards

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB Accounting Standards Codification (ASC) Topic 220. This update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. This ASU is effective prospectively for annual and interim periods beginning after December 15, 2012. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform a quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the Company concludes otherwise, no further quantitative assessment is required. This standard was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Available-for-sale Investment Securities

The Company’s available-for-sale investment securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ deficit. No income tax effect of unrealized gains and losses is reflected in other comprehensive income (loss) due to the Company carrying a full deferred tax valuation allowance. Gains and losses realized on the disposition of investment securities are determined on the specific-identification basis and credited or charged to income at the time of disposal.

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at March 31, 2013 and December 31, 2012, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013
U.S. Treasury and government agencies	$8,667	$96	$(6)	$8,757
Mortgage-backed securities	1,167	1	—	1,168
States and political subdivisions	3,528	102	(3)	3,627
Corporate debt securities	23,172	207	(44)	23,335
Certificates of deposit	12,710	66	—	12,776

Total	$49,244	$472	$(53)	$49,663

December 31, 2012
U.S. Treasury and government agencies	$11,354	$112	$—	$11,466
States and political subdivisions	3,535	107	(3)	3,639
Corporate debt securities	19,108	262	(1)	19,369
Certificates of deposit	13,210	65	(1)	13,274

Total	$47,207	$546	$(5)	$47,748

For additional disclosures regarding methods and assumptions used in estimating fair values of these securities see Note 13.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at March 31, 2013 by contractual maturity were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$19,754	$19,794
Due after one year through five years	27,945	28,290
Due after five years through ten years	378	411
Mortgage-backed securities	1,167	1,168

Total	$49,244	$49,663

Gross realized gains and losses on available-for-sale investments for the three months ended March 31 were as follows (in thousands):

	2013	2012
Gross gains	$6	$58
Gross losses	(1)	(49)

Total	$5	$9

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at March 31, 2013 and December 31, 2012, the estimated fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	March 31, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$2,007	$(6)	—	—	$2,007	$(6)
States and political subdivisions	—	—	70	(3)	70	(3)
Corporate debt securities	9,354	(44)	—	—	9,354	(44)

Total	$11,361	$(50)	$70	$(3)	$11,431	$(53)

	December 31, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
States and political subdivisions	$—	$—	$71	$(3)	$71	$(3)
Corporate debt securities	979	(1)	—	—	979	(1)
Certificates of deposit	499	(1)	—	—	499	(1)

Total	$1,478	$(2)	$71	$(3)	$1,549	$(5)

The Company’s portfolio contained approximately 21 and 16 individual investment securities that were in an unrealized loss position as of March 31, 2013 and December 31, 2012, respectively.

The unrealized losses at March 31, 2013 were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. On a quarterly basis, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, duration and extent to which the fair value is less than cost. If the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment may be triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). The Company also considers potential adverse conditions related to the financial health of the issuer based on rating agency actions. As a result of management’s quarterly analyses for the period ended March 31, 2013, no individual securities were other-than-temporarily impaired.

As of March 31, 2013, certificates of deposit in the amount of $7.8 million were pledged as collateral associated with the capital lease related to certain computer software, software licenses, and hardware used in the Company’s insurance operations. See Note 8 for discussion of the associated capital lease obligation. In addition, a $5.0 million certificate of deposit was pledged as collateral associated with a third party credit card processor.

4. Reinsurance

In the ordinary course of business, the Company places reinsurance with other insurance companies in order to provide greater diversification of its business and limit the potential for losses arising from large risks. In addition, the Company assumes reinsurance from other insurance companies.

In 2011, the Company entered into a quota-share agreement with a third-party reinsurance company under which the Company ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $48.8 million during the three months ended March 31, 2013. Written premiums ceded under this agreement totaled $153.7 million since inception through March 31, 2013. This agreement was extended under the same terms through March 31, 2013 and terminated on a cutoff basis as of April 1, 2013. Upon termination, the Company recorded $27.2 million of returned premium, net of $7.7 million deferred ceding commission.

In March 2013, the Company entered into a new quota-share agreement with this third-party reinsurance company effective March 31, 2013, under which the Company cedes 40% for the same four states as the expiring agreement. This agreement is through December 31, 2013 but has automatic one-year renewals unless either party provides notice of intent not to renew within 75 days. Effective March 31, 2013, the Company ceded $27.2 million in unearned premium under this agreement.

The Company’s quota-share ceding commission rate structure varies based on loss experience for quota-share agreements. The estimates of loss experience are continually reviewed and adjusted, and the resulting adjustments to ceding commissions are reflected in current operations.

Historically, the Company assumed reinsurance from a Texas county mutual insurance company (the county mutual) whereby the Company assumed 100% of the policies issued by the county mutual for business produced by the Company’s owned general agents. The county mutual did not retain any of this business and there were no loss limits other than the underlying policy limits. The assumed reinsurance agreement was terminated on January 1, 2013 on a cut-off basis and the third-party reinsurance company that the Company has had quota share agreements with since September 2011 is now assuming 100% of the business originated through the county mutual; however, the Company continues to serve as a general agent for this business. Unearned premium of $11.8 million was returned to the Texas county mutual as of January 1, 2013 related to the termination of the reinsurance agreement.

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Three Months Ended March 31,
	2013			2012
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$85,236	$60,661	$43,314	$55,294	$45,472	$30,543
Reinsurance assumed	(11,812)	—	323	10,274	7,887	5,494
Reinsurance ceded	(49,015)	(19,329)	(12,074)	(7,830)	(19,178)	(10,367)

Total	$24,409	$41,332	$31,563	$57,738	$34,181	$25,670

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

	Three Months Ended March 31,
	2013	2012
Selling, general and administrative expenses	$(6,270)	$(6,494)

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	March 31, 2013	December 31, 2012
Losses and loss adjustment expense reserves	$63,499	$67,166
Unearned premium reserve	54,313	24,628

Total	$117,812	$91,794

The table below presents the total amount of receivables due from reinsurers as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Quota-share reinsurer for agreements effective September 1, 2011 and March 31, 2013	$84,047	$53,195
Michigan Catastrophic Claims Association	38,320	39,652
Vesta Insurance Group	13,669	13,674
Excess of loss reinsurers	4,736	5,521
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and January 2011	894	5,800
Other	2,580	2,759

Total reinsurance receivable	$144,246	$120,601

The quota-share reinsurers and the excess of loss reinsurers all have A- ratings from A.M. Best. Accordingly, the Company believes there is minimal credit risk related to these reinsurance receivables. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), the Company’s wholly-owned subsidiary, Affirmative Insurance Company (AIC) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. At March 31, 2013, the VFIC Trust held $16.8 million (after cumulative withdrawals of $8.7 million through March 31, 2013), consisting of $14.7 million of a U.S. Treasury money market account held in cash and cash equivalents, and $2.1 million of corporate bonds rated BBB+ or higher, to collateralize the $13.7 million net recoverable from VFIC.

AIC established a trust to secure the Company’s obligation under the county mutual reinsurance contract with a balance of $23.0 million and $27.7 million as of March 31, 2013 and December 31, 2012, of which $9.6 million and $9.9 million was held in cash equivalents as of March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013, $2.5 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC under a reinsurance agreement with a VIG-affiliated company. Affirmative established a trust account to secure the Company’s obligations under this reinsurance contract, which currently holds $15.7 million in a money market cash equivalent account (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through March 2013, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through March 2013.

5. Premium Finance Receivables, Net

Premium finance receivables (related to policies of both the Company and third-party carriers) were as follows at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Premium finance contracts	$53,564	$41,363
Unearned finance charges	(2,691)	(1,961)
Allowance for credit losses	(410)	(460)

Total	$50,463	$38,942

Premium finance receivables are secured by the underlying unearned policy premiums for which the Company obtains assignment from the policyholder in the event of non-payment. When a payment becomes past due, the Company cancels the underlying policy with the insurance carrier and receives the unearned premium to clear unpaid principal and interest. The loan is closed by writing off any uncollected amounts or refunding any overpayment to the customer. An insignificant amount of finance receivables are past due in excess of thirty days. Losses due to non-realization of premium finance receivables were $0.2 million and 0.3% of total premiums financed for the three months ended March 31, 2013, and $0.2 million and 0.4% of total premiums financed for the three months ended March 31, 2012.

6. Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commissions and premium taxes, net of ceding commission income, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization expense were as follows (in thousands):

	Gross	Ceded	Net
Balance at January 1, 2013	$7,111	$(7,013)	$98
Additions	8,233	(13,920)	(5,687)
Amortization	(7,455)	5,459	(1,996)

Ending balance at March 31, 2013	7,889	(15,474)	(7,585)
Balance at January 1, 2012	$3,668	$(10,132)	$(6,464)
Additions	4,767	(2,464)	2,303
Amortization	(3,472)	5,374	1,902

Ending balance at March 31, 2012	4,963	(7,222)	(2,259)

7. Debt

The Company’s long-term debt instruments and balances outstanding at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,136	20,140

Total notes payable	76,838	76,842
Senior secured credit facility, net of discount	101,643	99,323
Mortgage payable	4,809	—

Total long-term debt	$183,290	$176,165

The $30.9 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of March 31, 2013 was 3.88%.

The $25.8 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of March 31, 2013 was 3.83%.

On February 28, 2012, the Company exercised its right to defer interest payments on the two notes payable mentioned above beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to the Company’s unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of March 31, 2013. The Company will continue to accrue interest on the principal during the interest deferral period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the interest deferral period and totaled $2.9 million as of March 31, 2013.

The $20.1 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.95%. The interest rate as of March 31, 2013 was 4.23%.

The pricing under the senior secured credit facility is currently subject to a LIBOR floor of 3.00% plus 6.25%, and is tiered based on the Company’s leverage ratio. The interest rate as of March 31, 2013 was 11.25%. As of March 31, 2013 and December 31, 2012, the principal balance of the senior secured credit facility was $106.5 million and $105.6 million, respectively. The facility expires in January 2014.

On March 15, 2013, the Company, through one of its indirect, wholly-owned subsidiaries, entered into a $4.8 million loan secured by commercial real estate to provide liquidity to AIC. The loan is evidenced by a promissory note secured by a mortgage security agreement and assignment of leases and rents on real estate located in Baton Rouge, Louisiana, which is held as investment in real property on the consolidated balance sheets. The loan is presented as a separate line item, mortgage payable, on the consolidated balance sheets.

The mortgage bears interest at a per annum fixed rate of 4.95%. The mortgage requires monthly payments of principal and interest with the final payment due on the maturity date of December 15, 2015. As security for payments, the Company assigned rents due under the lease to a trustee. Pursuant to an escrow and servicing agreement, the trustee will receive rent due under the lease, make required payments due under the mortgage and maintain certain escrow accounts to pay for the necessary expenses of the property until the mortgage is paid in full.

8. Capital Lease Obligation

In May 2010, the Company entered into two capital lease obligations related to certain computer software, software licenses, and hardware used in the Company’s insurance operations. The Company received cash proceeds from the financing in the amount of $28.2 million. As required by the lease agreements, the Company purchased $28.2 million of FDIC-insured certificates of deposit held in brokerage accounts and pledged such securities as collateral against all of the Company’s obligations under the lease. Securities pledged as collateral and held as available-for-sale securities were $7.8 million and $8.3 million as of March 31, 2013 and December 31, 2012, respectively. The dollar amount of collateral pledged is set to decline over the term of the lease as the Company makes the scheduled lease payments. The lease term is 60 months with monthly rental payments totaling approximately $0.6 million. At the end of the initial term, the Company will have the right to purchase the software for a nominal fee, after which all rights, title and interest would transfer to the Company.

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

Property under capital lease consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Computer software, software licenses and hardware	$17,106	$17,106
Accumulated depreciation	(10,326)	(9,751)

Computer software, software licenses and hardware, net	$6,780	$7,355

Estimated future lease payments for the years ending December 31 (in thousands):

Remainder of 2013	$2,543
2014	3,390
2015	1,413

Total estimated future lease payments	7,346
Less: Amount representing interest	550

Present value of future lease payments	$6,796

9. Income Taxes

The provision for income taxes for the three months ended March 31, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Current tax expense	$109	$62
Deferred tax expense	69	84

Net income tax expense	$178	$146

The Company’s effective tax rate differed from the statutory rate of 35% for the three months ended March 31 as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Loss before income taxes	$(6,073)	$(8,334)
Tax provision computed at the federal statutory income tax rate	(2,126)	(2,917)
Increases (reductions) in tax resulting from:
Tax-exempt interest	(5)	(28)
State income taxes	54	323
Valuation allowance	2,248	2,776
Other	7	(8)

Income tax expense	$178	$146

Effective tax rate	(2.9)%	(1.8)%

Our gross deferred tax assets prior to recognition of valuation allowance were $106.7 million and $103.4 million at March 31, 2013 and December 31, 2012, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $104.2 million and $101.9 million at March 31, 2013 and December 31, 2012, respectively.

10. Legal and Regulatory Proceedings

The Company and its subsidiaries are named from time to time as parties in various legal actions arising in the ordinary course of the Company’s business and arising out of or related to claims made in connection with the Company’s insurance policies and claims handling. There are no material changes with respect to legal and regulatory proceedings previously disclosed in Item 3 and Note 16 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2012.

11. Net Loss per Common Share

Net loss per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and restricted stock. Stock options outstanding of 2,396,500 and 2,484,500 for the three months ended March 31, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock and thus the inclusion would have been anti-dilutive as well as because there was a loss from continuing operations in the respective periods.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three months ended March 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$(6,251)	$(8,480)

Denominator:
Weighted average common shares outstanding	15,408	15,408

Weighted average diluted shares outstanding	15,408	15,408

Basic loss per common share from continuing operations:	$(0.41)	$(0.55)

Diluted loss per common share from continuing operations:	$(0.41)	$(0.55)

12. Disclosures for Items Reclassified Out of Accumulated Other Comprehensive Income (AOCI)

Beginning balance	$(998)
Other comprehensive loss before reclassifications	(117)
Amounts reclassified from AOCI	(5)

Net current period other comprehensive loss	(122)

Ending balance	$(1,120)

Net gain in AOCI reclassifications for previously unrealized net gains on available-for-sale securities was $5 thousand. The gain was not net of any taxes due to the valuation allowance for deferred income taxes.

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

The Company evaluates the various types of financial assets and liabilities to determine the appropriate fair value hierarchy based upon trading activity and the observation of market inputs. The Company employs control processes to validate the reasonableness of the fair value estimates of its assets and liabilities, including those estimates based on prices and quotes obtained from independent third-party sources. The Company’s procedures generally include, but are not limited to, initial and ongoing evaluation of methodologies used by independent third-parties and monthly analytical reviews of the prices against current pricing trends and statistics.

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

Financial assets measured at fair value on a recurring basis

The following table provides information as of March 31, 2013 about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$8,757	$8,757	$—	$—
Mortgage-backed securities	1,168	—	1,168	—
States and political subdivisions	3,627	—	3,627	—
Corporate debt securities	23,335	—	23,335	—
Certificates of deposit	12,776	—	12,776	—

Total investment securities	49,663	8,757	40,906	—
Other invested assets	3,547	—	—	3,547

Total assets	$53,210	$8,757	$40,906	$3,547

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

Level 3 Financial assets

At March 31, 2013, the Company’s Level 3 financial assets include an investment in a hedge fund, which is presented as other invested assets in the consolidated balance sheets. The Company elected the fair value option for its investment in the hedge fund and measures the fair value of the hedge fund on the basis of the net asset value of the fund as reported by the fund manager. The hedge fund is primarily invested in residential mortgage-backed securities and other asset-backed securities which are recorded at fair value as determined by the fund manager. Such fair value determination is based on quoted marked prices, bid prices, or the fund manager’s proprietary valuation models where quoted prices are unavailable or deemed to be inadequately representative of fair value. Significant decreases in the fair value of the underlying securities in the hedge fund would result in a significantly lower fair value measurement of other invested assets as reported in the consolidated balance sheets.

Fair value measurements for assets in Level 3 for the period ended March 31, 2013 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2013	$3,390
Transfers into Level 3	—
Total gains included in earnings as net investment income	157
Settlements	—

Balance at March 31, 2013	$3,547

Fair value measurements for assets in Level 3 for the period ended March 31, 2012 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2012	$2,898
Transfers into Level 3	—
Total gains included in earnings as net investment income	118
Settlements	—

Balance at March 31, 2012	$3,016

The Company did not have any transfers between Levels 1 and 2 during the period ended March 31, 2013.

Financial Instruments Disclosed, But Not Carried, At Fair Value

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

The following table presents the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at March 31, 2013 and the level within the fair value hierarchy (in thousands):

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$48,972	$48,972	$48,972	$—	$—
Fiduciary and restricted cash	569	569	569	—	—

Total	$49,541	$49,541	$49,541	$—	$—

Liabilities:
Notes payable	$76,838	$7,977	$—	$—	$7,977
Senior secured credit facility	101,643	30,406	—	—	30,406
Mortgage payable	4,809	4,809	—	—	4,809

Total	$183,290	$43,192	$—	$—	$43,192

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

The fair value of the notes payable and senior secured credit facility was estimated using discounted cash flow analyses prepared by a third-party valuation source based on inputs and assumptions, such as credit ratings and default risk associated with the debt.

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

As of March 31, 2013, our subsidiaries included insurance companies licensed to write insurance policies in 39 states, underwriting agencies, retail agencies with 199 owned stores and a relationship with one unaffiliated underwriting agency. Affirmative Insurance Company of Michigan, USAgencies Casualty Insurance Company, Inc. (Casualty) and USAgencies Direct Insurance Company (Direct) are wholly-owned subsidiaries of Affirmative Insurance Company (AIC), a wholly-owned subsidiary of Affirmative Insurance Group, Inc., a wholly-owned subsidiary of Affirmative Insurance Holdings, Inc. (Holdings). In November 2012, Insura Property and Casualty Insurance Company (formerly a wholly-owned subsidiary of AIC) was merged into AIC and Direct was sold from AIC to Casualty. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Alabama, Illinois, Texas, Indiana, Missouri, South Carolina, Kansas and Wisconsin) and distributing our own insurance policies through our owned retail stores and approximately 5,400 independent agents or brokers in 7 states (Louisiana, Texas, Illinois, Alabama, California, Missouri and Indiana).

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

We incurred losses from operations over the last four years, including a net loss of $51.9 million for the year ended December 31, 2012. Losses over this time period were primarily due to underwriting losses, significant revenue declines and expenses declining less than the amount of revenue declines and goodwill impairments. The loss from operations was the result of prior pricing issues in some states in which we have taken significant pricing and underwriting actions to address profitability, losses from states that we have exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses. As a result of declining performance, we have breached the leverage ratio covenant under the senior secured credit facility as of September 30, 2012; however, the lenders for the facility agreed to waive such event of default. We breached the leverage, interest coverage and risk-based capital ratio covenants (“Financial Covenants”) as of December 31, 2012, and the leverage and interest coverage ratio covenants as of March 31, 2013. The lenders for the facility have agreed to temporarily forbear from exercising their rights and remedies under the facility until the earlier of June 30, 2013, or the occurrence of a further event of default under the facility. If we are unable to achieve compliance with the Financial Covenants as of June 30, 2013, or obtain an extension of the lenders’ forbearance or a waiver of any non-compliance, the lenders will be able to declare all amounts outstanding under the facility to be immediately due and payable. Even if we are compliant with the Financial Covenants or, if not compliant, obtain additional forbearance or waivers from our lenders, there is still substantial uncertainty that we will be able to refinance or extend the maturity of the senior secured facility when it expires in January 2014. If our lenders declare the amounts outstanding under our senior secured credit facility to be immediately due and payable or we are unable to refinance or extend the maturity of the senior secured facility when it expires in January 2014, it would have a material adverse effect on our operations and our creditors and stockholders.

The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. As of December 31, 2012, AIC was deficient in meeting the qualifying investments requirement by $16.5 million. We submitted a plan to cure the deficiency as of June 30, 2013 which includes a number of actions. The Illinois Department of Insurance has approved the plan. If AIC is not compliant as of the plan date of June 30, 2013, the Director of the Illinois Department of Insurance could deem AIC to be in hazardous financial condition and could take one or more of the remedial actions authorized by law for such a condition. Such action by the Illinois Department of Insurance would have a material adverse affect on our operations and the interests of our creditors and stockholders. Such action by the Illinois Department of Insurance also would trigger a further event of default under our senior secured credit facility allowing our lenders to declare all amounts outstanding under the facility to be immediately due and payable, and if such amounts were declared immediately due and payable by the lenders, it would have a material adverse effect on our operations and the interests of our creditors and stockholders.

We are pursuing various actions to address these issues including, but not limited to, refinancing of our debt, obtaining additional financing or entering into certain transactions, such as sales of assets or operations.

Our recent history of recurring losses from operations, our failure to comply with the Financial Covenants in our senior secured credit facility, our failure to comply with the Illinois Department of Insurance reserve requirement, and the substantial liquidity needs we will face when our senior secured credit facility expires in January 2014 raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities.

ADOPTED ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB Accounting Standards Codification (ASC) Topic 220. This update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. This ASU is effective prospectively for annual and interim periods beginning after December 15, 2012. The adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.

ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform a quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the Company concludes otherwise, no further quantitative assessment is required. This standard was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In addition to the above, refer to Note 2 to the unaudited Consolidated Financial Statements for a discussion of certain accounting standards that have been adopted during 2013.

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

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written and assumed by distribution channel (in thousands):

	Three Months Ended March 31,
	2013	2012
Our underwriting agencies:
Retail agencies	$42,967	$46,753
Independent agencies	14,982	15,670

Subtotal	57,949	62,423
Unaffiliated underwriting agencies	15,475	3,145

Total	$73,424	$65,568

Total gross premiums written for the three months ended March 31, 2013 increased $7.9 million, or 12.0%, compared with the prior year quarter. Historically, we assumed premiums from a Texas county mutual insurance company (the county mutual) whereby we assumed 100% of the policies issued by the county mutual for business produced by our owned general agents. The county mutual did not retain any of this business and there were no loss limits other than the underlying policy limits. The assumed reinsurance agreement was terminated on January 1, 2013 on a cut-off basis and the third-party reinsurance company that the Company has had quota share agreements with since September 2011 is assuming 100% of the business originated through the county mutual; however, we continue to serve as a general agent for this business. Unearned premium of $11.8 million was returned to the Texas county mutual as of January 1, 2013 related to the termination of the reinsurance agreement. If we had included the county mutual business production in the 2013 gross written premiums, the increase compared with the prior year quarter would have been $30.4 million, or 46.4%. This increase was primarily due to an increase in new business policies generated in Texas and California from independent agencies during 2013. We believe this growth in Texas and California was due to a number of competitors that had been aggressive on pricing in the past either exiting the marketplace or reducing their writings significantly. We anticipate further gross written premium growth in 2013.

In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance carriers’ products only and do not include premiums written for third-party insurance carriers in our retail stores. We earn commission income and fees in our retail distribution channel for sales of third-party insurance policies.

The following represents gross premiums written produced by our retail agencies (in thousands):

	Three Months Ended March 31,
	2013	2012
Our policies	$42,967	$46,753
Third-party carrier policies	17,242	16,366

Total	$60,209	$63,119

Gross premiums written of our policies in our retail distribution channel for the three months ended March 31, 2013 decreased $3.8 million, or 8.1%, compared with the same period in the prior year. Retail premium volume was impacted by the return of unearned premium associated with the cut-off of the county mutual business effective January 1, 2013. Excluding the impact of the returned premium, gross written premiums in our retail distribution channel decreased $1.1 million, or 2.4%. This decrease was primarily a result of a decline in renewal policies as a result of the pricing and underwriting actions undertaken in 2011. Third-party policies for the three months ended March 31, 2013 increased $0.9 million, or 5.4%, compared with the same period in the prior year.

In our independent agency distribution channel, gross premiums written for the three months ended March 31, 2013 decreased $0.7 million, or 4.4%, compared with the same period in the prior year. Independent agent production was impacted by the return of unearned premium associated with the cut-off of the county mutual business effective January 1, 2013. Excluding the impact of the returned premium, gross written premium in our independent agent channel increased $8.5 million, or 54%. We believe this increase was primarily due to a reduction in competition from companies that were aggressive in pricing.

Gross premiums written by our unaffiliated underwriting agencies for the three months ended March 31, 2013 increased $12.3 million, or 392.1%, compared with the same period in the prior year due to a reduction in competition from companies that were aggressive on pricing.

The following table displays our gross premiums written and assumed by state (in thousands):

	Three Months Ended March 31,
	2013	2012
Louisiana	$35,937	$33,675
California	15,461	3,130
Alabama	9,987	7,863
Illinois	5,640	7,268
Texas	2,917	10,359
Indiana	2,512	2,244
Missouri	953	423
South Carolina	3	632
Other	14	(26)

Total	$73,424	$65,568

The following table displays our net premiums written by distribution channel (in thousands):

	Three Months Ended March 31,
	2013	2012
Our underwriting agencies:
Retail agencies – gross premiums written	$42,967	$46,753
Ceded reinsurance	(35,588)	(7,117)

Subtotal retail agencies net premiums written	7,379	39,636

Independent agencies – gross premiums written	14,982	15,670
Ceded reinsurance	(13,255)	(1,049)

Subtotal independent agencies net premiums written	1,727	14,621

Unaffiliated underwriting agencies – gross premiums written	15,475	3,145
Ceded reinsurance	(8)	641

Subtotal unaffiliated underwriting agencies net premium written	15,467	3,786

Excess of loss coverages with various reinsurers	(33)	(144)
Catastrophe coverages with various reinsurers	(131)	(161)

Total net premiums written	$24,409	$57,738

Total net premiums written for the three months ended March 31, 2013 decreased $33.3 million, or 57.7%, compared with the same period in the prior year. The decrease was primarily due to the 40% quota-share reinsurance contract that was effective March 31, 2013 with the initial cession of $27.0 million unearned premiums. Net written premium was also impacted by the termination of a reinsurance agreement with a county mutual that was terminated on January 1, 2013, reducing gross written premium by $11.8 million. Excluding the impact of these new agreements, net written premium increased $5.5 million, or 9.5%.

Historically, we assumed reinsurance from a Texas county mutual insurance company (the county mutual) whereby we assumed 100% of the policies issued by the county mutual for business produced by our owned general agents. The county mutual did not retain any of this business and there were no loss limits other than the underlying policy limits. The assumed reinsurance agreement was terminated on January 1, 2013 on a cut-off basis and the third-party reinsurance company that we have had quota share agreements with since September 2011 is assuming 100% of the business originated through the county mutual; however, we continue to serve as a general agent for this business. Unearned premium of $11.8 million was returned to the Texas county mutual as of January 1, 2013 related to the termination of the reinsurance agreement.

In 2011, we entered into an additional quota-share agreement with a third-party reinsurance company under which we ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012 and was extended to March 31, 2013. Written premiums ceded under this agreement totaled $48.8 million during the three months ended March 31, 2013. Written premiums ceded under this agreement totaled $153.7 million since inception through March 31, 2013 and terminated on a cutoff basis as of April 1, 2013. Upon termination, we recorded $27.2 million of returned premium, net of $7.7 million deferred ceding commissions.

In March 2013, we entered into a new quota-share agreement with this third-party reinsurance company effective March 31, 2013, which we cede 40% for the same four states as the expiring agreement. This agreement is through December 31, 2013 but has automatic one-year renewals unless either party provides notice of intent not to renew within 75 days.

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

RESULTS OF OPERATIONS

We had a net loss from continuing operations of $6.3 million and $8.5 million for the three months ended March 31, 2013 and 2012, respectively.

Total revenues for the three months ended March 31, 2013 increased $12.4 million, or 24.0%, compared with the three months ended March 31, 2012. The increase was due to increases in net premiums earned and commission income, fees and managing general agent revenue, partially offset by decreases in net investment income and net realized gains.

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the current quarter increased $7.2 million, or 20.9%, to $41.3 million compared with the prior year quarter of $34.2 million. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our three distribution channels in both current and previous periods.

Commission Income, Fees and Managing General Agent Revenue. Another measurement of our performance is the relative level of production of commission income and fees. Commission income and fees consist of (a) policy, installment, premium finance and agency fees earned for business written or assumed by our insurance companies both through independent agents and our retail agencies and (b) the commission, premium finance and agency fee income earned on sales of unaffiliated, third-party companies’ insurance policies or other products sold by our retail agencies and our general agency. These various types of commission income and fees are impacted in different ways by the decisions we make in pursuing our corporate strategy.

Policy, installment, premium finance and agency fees are earned for business written or assumed by our insurance companies both through independent agents and our retail or general agencies. Generally, we can increase or decrease agency fees, installment fees, and interest rates subject to limited regulatory restrictions, but policy fees must be approved by the applicable state’s department of insurance. Premium finance fees are financing fees earned by our premium finance subsidiaries, and consist of origination and servicing fees as well as interest on premiums that customers choose to finance.

Commissions, premium finance and agency fees are earned on sales of third-party companies’ products sold by our retail or general agencies. As described above, in our owned stores, there can be a shift in the relative proportion of the sales of third-party insurance products as compared to sales of our own carriers’ products due to the relative competitiveness of our insurance products that could result in an increase in our commission income and fees from non-affiliated third-party insurers. We negotiate commission rates with the various third-party carriers whose products we agree to sell in our retail stores. As a result, the level of third-party commission income will also vary depending upon the mix by carrier of third-party products that are sold. In addition, we earn fees from the sales of other products and services such as auto club memberships and bond cards offered by unaffiliated companies.

Managing general agent revenues are earned for business produced for a Texas county mutual insurance company beginning January 1, 2013. We receive compensation for underwriting services and providing claims handling on the business. The following sets forth the components of consolidated commission income and fees earned for the current quarter and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2013	2012
Policyholder fees	$7,544	$4,774
Premium finance revenue	5,464	5,541
Commissions and fees	4,352	4,759
Managing general agent revenue	3,252	—
Agency fees	1,242	1,109

Total commission income, fees and managing general agent revenue	$21,854	$16,183

Total commission income, fees and managing general agent revenue increased $5.7 million, or 35.0%, compared with the same period in the prior year. Policyholder fees increased $2.8 million, or 58.0%, due to the higher overall volume of premiums written and a change in mix of states. Premium finance revenue decreased $0.1 million, or 1.4%, due to decreases in the number of policies financed and revenue per policy. Commissions and fees decreased $0.4 million, or 8.6%, due to a decline in renewal policies as a result of the pricing and underwriting actions undertaken in 2011. Managing general agent revenue is related to the county mutual book of business that we produce, but no longer assume the underwriting risk.

Net Investment Income and Other Income. Net investment income includes income on our portfolio of debt securities and net rental income from our investment in real property. Net investment income for the three months ended March 31, 2013 decreased $0.4 million, or 41.5%, compared with the same period in the prior year. The decrease was primarily due to a 61.3% decrease in total average invested assets to $41.2 million during the current quarter from $106.4 million in the prior year period and a $0.1 million decrease in income from our investment in real estate. The average investment yield was 1.6% (1.7% on a taxable equivalent basis) in the current quarter, compared with 2.2% (2.4% on a taxable equivalent basis) in the prior year period.

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

Net losses and loss adjustment expenses for the current quarter increased $5.9 million, or 23.0%, compared with the prior year quarter. The percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 76.4% in the current quarter, compared with 75.1% in the prior year quarter. The net loss ratio excluding the impact of catastrophe losses was 73.0% in the current quarter, compared with 74.9% in the prior year quarter. The accident year decrease in the net loss ratio excluding catastrophe losses for the quarter compared with the 2012 accident year was due to the impact of the quota-share treaties. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 4.2 points for the three months ended March 31, 2013 and 6.5 points for the prior year quarter.

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and the retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs, including compensation and benefits. Restructuring and debt modification costs of $2.5 million related to the termination of an outsourced information technology services agreement, senior secured lender legal and financial advisor fees and severance costs were incurred in the current quarter, compared with $0.1 million in the prior year quarter. Excluding restructuring and debt modification costs, selling, general and administrative expenses increased $1.6 million, or 6.1%, compared with the prior year quarter, primarily due to increases in distribution costs related to increased earned premium, partially offset by decreases in employee compensation and benefits due to decreased headcount and advertising expenses.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended March 31,
	2013	2012
Amortization of deferred acquisition costs, net	$1,996	$(1,902)
Other selling, general and administrative expenses	28,845	28,723

Total selling, general and administrative expenses	$30,841	$26,821

Total as a percentage of net premiums earned	74.6%	78.5%

Beginning deferred acquisition costs, net	$98	$(6,464)
Additions, net of ceding commission	(5,687)	2,303
Amortization, net of ceding commissions	(1,996)	1,902

Ending deferred acquisition costs	$(7,585)	$(2,259)

Amortization of deferred acquisition costs, net, as a percentage of net premiums earned	(4.8%)	5.6%

Interest Expense. Interest expense for the three months ended March 31, 2013 increased $0.6 million, or 13.0%, compared with the same period in the prior year. This increase was primarily due to an increase in amortization of debt discount, which was $1.5 million in the current quarter as compared with $1.0 million for the prior year quarter.

Income Taxes. Income tax expense for the current quarter was $0.2 million as compared with income tax expense of $0.1 million for the prior year quarter. Income tax expense for both periods represents increasing deferred tax liabilities arising from timing differences on goodwill and other intangible assets.

Our gross deferred tax assets prior to recognition of valuation allowance were $106.7 million and $103.4 million at March 31, 2013 and December 31, 2012, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $104.2 million and $101.9 million at March 31, 2013 and December 31, 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of March 31, 2013, we had $10.5 million of cash and cash equivalents at our holding company and non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not issue an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of March 31, 2013, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, as mentioned previously, our non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

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

We incurred losses from operations over the last four years, including a net loss of $51.9 million for the year ended December 31, 2012. Losses over this time period were primarily due to underwriting losses, significant revenue declines and expenses declining less than the amount of revenue declines and goodwill impairments. The loss from operations was the result of prior pricing issues in some states in which we have taken significant pricing and underwriting actions to address profitability, losses from states that we have exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses. As a result of declining performance, we have breached the leverage ratio covenant under the senior secured credit facility as of September 30, 2012; however, the lenders for the facility agreed to waive such event of default. We breached the leverage, interest coverage and risk-based capital ratio covenants (“Financial Covenants”) as of December 31, 2012, and the leverage and interest coverage ratio covenants as of March 31, 2013. The lenders for the facility have agreed to temporarily forbear from exercising their rights and remedies under the facility until the earlier of June 30, 2013, or the occurrence of a further event of default under the facility. If we are unable to achieve compliance with the Financial Covenants as of June 30, 2013, or obtain an extension of the lenders’ forbearance or a waiver of any non-compliance, the lenders will be able to declare all amounts outstanding under the facility to be immediately due and payable. Even if we are compliant with the Financial Covenants or, if not compliant, obtain additional forbearance or waivers from our lenders, there is still substantial uncertainty that we will be able to refinance or extend the maturity of the senior secured facility when it expires in January 2014. If our lenders declare the amounts outstanding under our senior secured credit facility to be immediately due and payable or we are unable to refinance or extend the maturity of the senior secured facility when it expires in January 2014, it would have a material adverse effect on our operations and our creditors and stockholders.

The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. As of December 31, 2012, AIC was deficient in meeting the qualifying investments requirement by $16.5 million. We submitted a plan to cure the deficiency as of June 30, 2013 which includes a number of actions. The Illinois Department of Insurance has approved the plan. If AIC is not compliant as of the plan date of June 30, 2013, the Director of the Illinois Department of Insurance could deem AIC to be in hazardous financial condition and could take one or more of the remedial actions authorized by law for such a condition. Such action by the Illinois Department of Insurance would have a material adverse affect on our operations and the interests of our creditors and stockholders. Such action by the Illinois Department of Insurance also would trigger a further event of default under our senior secured credit facility allowing our lenders to declare all amounts outstanding under the facility to be immediately due and payable, and if such amounts were declared immediately due and payable by the lenders, it would have a material adverse effect on our operations and the interests of our creditors and stockholders.

We are pursuing various actions to address these issues including, but not limited to, refinancing of our debt, obtaining additional financing or entering into certain transactions, such as sales of assets or operations.

Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At March 31, 2013, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. Effective January 1, 2012, the State of Illinois adopted the revised NAIC Risk-Based Capital Model Act that includes a risk-based capital trend test as another manner under which the company action level could be triggered and will be applied as of December 31, 2012. The test is applicable when an insurance company has a risk-based capital ratio between 200% and 300% and a combined ratio of more than 120%. All of our insurance subsidiaries were in compliance with the RBC trend test as of March 31, 2013.

On February 28, 2012, we exercised our right to defer interest payments on selected Notes Payable beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to our unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of March 31, 2013. We will continue to accrue interest on the principal during the extension period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the extension period.

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

The mortgage bears interest at a per annum fixed rate of 4.95%. The mortgage requires monthly payments of principal and interest with the final payment due on the maturity date on December 15, 2015. As security for payments, the Company has assigned rents due under the federal agency lease to a trustee. Pursuant to an escrow and servicing agreement, the trustee will receive rent due under the lease, make required payments due under the mortgage and maintain certain escrow accounts to pay for the necessary expenses of the property until the mortgage is paid in full.

Our operating subsidiaries’ primary sources of funds are premiums received, commission income, fees and managing general agent revenue, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.

Cash and cash equivalents increased $10.8 million in the first quarter of 2013 as compared to $920 thousand in the first quarter of 2012. Our net cash provided by operations was $11.4 million as compared to net cash used in operations of $17.4 million in the first quarter of 2012. This increase was primarily due to the growth in premiums. Net cash used in investing activities was $2.7 million for the quarter ended March 31, 2013 as compared to net cash provided by investing activities in the first quarter of 2012 of $20.4 million. Due to improved operating cash flows, it was not necessary to sell investment securities during the quarter ended March 31, 2013. Net cash provided by financing activities was $2.1 million in the first quarter as compared to net cash used in financing activities of $2.0 million in the prior year. This was due primarily to the $4.8 million mortgage note payable secured by commercial real estate obtained during the first quarter of 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. The fair value of our fixed-income securities as of March 31, 2013 was $49.7 million. The effective average duration of the portfolio as of March 31, 2013 was 1.67 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 1.67%, or $0.8 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 1.67%, or $0.8 million, increase in the market value of our fixed-income investment portfolio.

Our senior secured credit facility is also subject to interest rate risk. In March 2011, we entered into an amendment that changed the pricing to be tiered based on the leverage ratio and includes a LIBOR floor of 3.0%. The interest rate is floating based on LIBOR plus increments tied to our leverage ratio. Effective April 1, 2011, the pricing under the agreement changed to if the leverage ratio is greater than 2.3, the pricing is LIBOR plus 9.00%. If the leverage ratio is greater than 2.0 and less than or equal to 2.3, the pricing is LIBOR plus 7.50%. If the leverage ratio is greater than 1.8 and less than or equal to 2.0, the pricing is LIBOR plus 6.25%. The pricing for leverage ratios less than or equal to 1.8 was unchanged. The interest rate at March 31, 2013 was 11.25%.

Our notes payable are also subject to interest rate risk. The $30.9 million notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of March 31, 2013 was 3.88%. The $25.8 million notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of March 31, 2013 was 3.83%. The $20.2 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.95%. The interest rate as of March 31, 2013 was 4.23%.

Credit risk. An additional exposure to our investment portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At March 31, 2013 and December 31, 2012, respectively, our investments were in the following:

	March 31, 2013	December 31, 2012
Corporate debt securities	47.0%	40.6%
Certificates of deposit	25.7	27.8
U.S. Treasury and government agencies	17.6	24.0
States and political subdivisions	7.3	7.6
Mortgage-backed securities	2.4	—

Total	100.0%	100.0%

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	March 31, 2013	December 31, 2012
Total invested assets	$49,663	$47,748
Tax-equivalent book yield	1.67%	2.04%
Average duration in years	1.67	1.05
Average S&P rating	AA-	AA-

We are subject to credit risk with respect to our reinsurers. Although a reinsurer is liable for losses to the extent of the coverage which it assumes, our reinsurance contracts do not discharge our insurance companies from primary liability to each policyholder for the full amount of the applicable policy, and consequently our insurance companies remain obligated to pay claims in accordance with the terms of the policies regardless of whether a reinsurer fulfills or defaults on its obligations under the related reinsurance agreement. In order to mitigate credit risk to reinsurance companies, we attempt to select financially strong reinsurers with an A.M. Best rating of “A-” or better and continue to evaluate their financial condition.

Our hedge fund investment of $3.5 million at March 31, 2013 is also subject to credit and counterparty risk, in the event that issuers of any of the underlying commercial and residential mortgage-backed securities should default. However, this investment is not material to our overall investment portfolio or consolidated assets and we have established investment policy guidelines to limit the amount of investments other than high quality fixed-income securities.

The table below presents the total amount of receivables due from reinsurance as of March 31, 2013 and December 31, 2012, respectively (in thousands):

	March 31, 2013	December 31, 2012
Quota-share reinsurer for agreements effective September 1, 2011 and March 31, 2013	$84,047	$53,195
Michigan Catastrophic Claims Association	38,320	39,652
Vesta Insurance Group	13,669	13,674
Excess of loss reinsurers	4,736	5,521
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and January 2011	894	5,800
Other	2,580	2,759

Total reinsurance receivable	$144,246	$120,601

The quota-share reinsurers and excess of loss reinsurers all have A- ratings from A.M. Best. Accordingly, we believe there is minimal risk related to these reinsurance receivables.

In 2011, we entered into a quota-share agreement with a third-party reinsurance company under which we ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012 and was extended to March 31, 2013. Written premiums ceded under this agreement totaled $48.8 million during the three months ended March 31, 2013. Written premiums ceded under this agreement totaled $153.7 million since inception through March 31, 2013 and terminated on a cutoff basis as of April 1, 2013. Upon termination, we recorded $27.2 million of returned premium, net of $7.7 million deferred ceding commissions. In March 2013, we entered into a new quota-share agreement with this third-party reinsurance company effective March 31, 2013, which we cede 40% for the same four states as the expiring agreement. This agreement is through December 31, 2013 but has automatic one-year renewals unless either party provides notice of intent not to renew within 75 days.

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

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiaries Affirmative Insurance Company (AIC) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC from VFIC under the reinsurance agreement. Accordingly, AIC and VFIC entered into a Security Fund Agreement in September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At March 31, 2013, the VFIC Trust held $16.8 million (after cumulative withdrawals of $8.7 million through March 31, 2013), consisting of a $14.7 million U.S. Treasury money market account and $2.1 million of corporate bonds rated BBB+ or higher, to collateralize the $13.7 million net recoverable from VFIC.

At March 31, 2013, $2.5 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC under a reinsurance agreement with VIG affiliated companies. Affirmative established a trust account to secure the Company’s obligations under this reinsurance contract, which currently holds $15.7 million in a money market cash equivalent account (the AIC Trust). Cumulative withdrawals by the Special Deputy Receiver of $2.1 million were made through March 31, 2013.

As part of the terms of the acquisition of AIC, VIG indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of March 31, 2013, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Item 4.	Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the U.S. Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act)

as of March 31, 2013. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

The Company and its subsidiaries are named from time to time as parties in various legal actions arising in the ordinary course of the Company’s business and arising out of or related to claims made in connection with the Company’s insurance policies and claims handling. There are no material changes with respect to legal and regulatory proceedings previously disclosed in Note 16 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors

The Company breached the leverage and interest coverage ratio covenants as of March 31, 2013, as discussed in Note 1 to the consolidated financial statements.

The Illinois Department of Insurance approved management’s plan to cure the deficiency related to the requirement to maintain an amount of qualifying investments by June 30, 2013, as discussed in Note 1 to the consolidated financial statements.

Except as noted above, there were no material changes with respect to those risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the year ended December 31, 2012.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 6.	Exhibits

10.1* First Amendment to Forbearance and Waiver Agreement among Affirmative Insurance Holdings, Inc., as Borrower, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent.

31.1* Certification of Gary Y. Kusumi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Michael J. McClure, Acting Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of Gary Y. Kusumi, Chairman of the Board and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification of Michael J. McClure, Acting Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 The following materials from Affirmative Insurance Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Stockholders’ Equity (Deficit), (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements, including detailed tagging of footnotes and schedules.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: May 15, 2013	By:	/s/ Michael J. McClure
Michael J. McClure
Acting Chief Executive Officer (and in his capacity as Principal Financial Officer)