Form 10-Q
period 2013-06-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2013-08-14
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of August 9, 2013: 15,408,358

AFFIRMATIVE INSURANCE HOLDINGS, INC.

SIX MONTHS ENDED JUNE 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Available-for-sale securities, at fair value	$67,353	$47,748
Other invested assets	3,926	3,390
Cash and cash equivalents	42,289	38,176
Fiduciary and restricted cash	2,230	569
Accrued investment income	206	284
Premiums and fees receivable, net	40,738	29,431
Premium finance receivable, net	42,855	38,942
Commissions receivable	2,360	1,869
Receivable from reinsurers	138,311	120,601
Deferred acquisition costs, net asset	—	98
Income taxes receivable	251	150
Investment in real property, net	10,636	10,996
Property and equipment (net of accumulated depreciation of $60,802 for 2013 and $60,242 for 2012)	19,221	22,571
Other intangible assets (net of accumulated amortization of $7,665 for 2013 and 2012)	14,265	14,265
Prepaid expenses	4,272	6,318
Other assets (net of allowance for doubtful accounts of $7,739 for 2013 and $7,213 for 2012)	2,030	2,987

Total assets	$390,943	$338,395

Liabilities and Stockholders’ Deficit
Liabilities:
Reserves for losses and loss adjustment expenses	$121,354	$138,854
Unearned premium	82,831	72,861
Amounts due to reinsurers	44,643	27,286
Due to third-party carriers	12,616	2,617
Deferred revenue	8,912	6,117
Capital lease obligation	6,067	7,513
Senior secured credit facility	103,551	99,323
Notes payable	76,835	76,842
Mortgage payable	4,399	—
Deferred tax liability	3,315	3,178
Deferred acquisition costs, net liability	5,490	—
Other liabilities	59,493	37,058

Total liabilities	529,506	471,649

Stockholders’ deficit:
Common stock, $0.01 par value; 75,000,000 shares authorized, 18,202,221 shares issued and 15,408,358 shares outstanding at June 30, 2013 and at December 31, 2012	182	182
Additional paid-in capital	166,896	166,749
Treasury stock, at cost (2,793,863 shares at June 30, 2013 and December 31, 2012)	(32,910)	(32,910)
Accumulated other comprehensive loss	(1,688)	(998)
Retained deficit	(271,043)	(266,277)

Total stockholders’ deficit	(138,563)	(133,254)

Total liabilities and stockholders’ deficit	$390,943	$338,395

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Net premiums earned	$49,658	$34,935	$90,990	$69,116
Commission income, fees and managing general agent revenue	22,179	14,929	44,033	31,112
Net investment income	803	693	1,423	1,753
Net realized gains	18	702	29	729
Other income	122	500	123	500

Total revenues	72,780	51,759	136,598	103,210

Expenses
Net losses and loss adjustment expenses	38,243	26,719	69,806	52,389
Selling, general and administrative expenses	25,362	23,611	56,203	50,432
Depreciation and amortization	1,854	2,252	3,786	4,630

Total expenses	65,459	52,582	129,795	107,451

Operating income (loss)	7,321	(823)	6,803	(4,241)

Interest expense	5,677	4,850	11,232	9,766

Income (loss) before income tax expense	1,644	(5,673)	(4,429)	(14,007)
Income tax expense	159	22	337	168

Net income (loss)	$1,485	$(5,695)	$(4,766)	$(14,175)

Basic income (loss) per common share:
Net income (loss)	$0.10	$(0.37)	$(0.31)	$(0.92)

Diluted income (loss) per common share:
Net income (loss)	$0.10	$(0.37)	$(0.31)	$(0.92)

Weighted average common shares outstanding:
Basic	15,408	15,408	15,408	15,408

Diluted	15,408	15,408	15,408	15,408

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$1,485	$(5,695)	$(4,766)	$(14,175)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale investment securities arising during period	(550)	(48)	(667)	187
Reclassification adjustment for realized gains included in net income (loss)	(18)	(601)	(23)	(610)

Other comprehensive loss, net	(568)	(649)	(690)	(423)

Total comprehensive income (loss)	$917	$(6,344)	$(5,456)	$(14,598)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(in thousands, except share data)

	Six Months Ended June 30,
	2013		2012
	Shares	Amounts	Shares	Amounts
Common stock
Balance at beginning of year and end of period	18,202,221	$182	18,202,221	$182

Additional paid-in capital
Balance at beginning of year		166,749		166,342
Stock-based compensation		147		173

Balance at end of period		166,896		166,515

Treasury stock
Balance at beginning of year and end of period	2,793,863	(32,910)	2,793,863	(32,910)

Accumulated other comprehensive income (loss)
Balance at beginning of year		(998)		(227)
Unrealized loss on available-for-sale investment securities		(690)		(423)

Balance at end of period		(1,688)		(650)

Retained Deficit
Balance at beginning of year		(266,277)		(214,364)
Net loss		(4,766)		(14,175)

Balance at end of period		(271,043)		(228,539)

Total stockholders’ deficit		$(138,563)		$(95,402)

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(4,766)	$(14,175)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,146	5,050
Stock-based compensation expense	147	156
Amortization of debt modification costs	475	188
Amortization of debt discount	2,939	1,978
Net realized gains from sales of available-for-sale securities	(23)	(610)
Fair value gain on investment in hedge fund	(536)	(200)
Gain on disposal of assets	(6)	(119)
Amortization of premiums on investments, net	264	983
Provision for doubtful accounts	633	360
Paid-in-kind interest	1,433	628
Change in operating assets and liabilities:
Fiduciary and restricted cash	(1,661)	1,699
Premiums, fees and commissions receivable, net	(11,905)	(1,127)
Reserves for losses and loss adjustment expenses	(17,500)	(28,458)
Amounts due from reinsurers	(353)	6,050
Due to third-party carriers	9,999	11
Premium finance receivable, net (related to our insurance premiums)	(2,986)	(1,870)
Deferred revenue	2,795	586
Unearned premium	9,970	4,596
Deferred acquisition costs, net	5,588	(5,027)
Deferred taxes	137	168
Income taxes receivable	(101)	691
Other	7,414	(5,442)

Net cash provided by (used in) operating activities	6,103	(33,884)

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	170	21,173
Proceeds from maturities of available-for-sale securities	19,626	21,375
Purchases of available-for-sale securities	(24,733)	(2,762)
Premium finance receivable, net (related to third-party insurance premiums)	(927)	(399)
Purchases of property and equipment	(458)	(896)
Proceeds from insurance recoveries	—	30

Net cash provided by (used in) investing activities	(6,322)	38,521

Cash flows from financing activities
Principal payments under capital lease obligations	(1,446)	(2,650)
Principal payments on senior secured credit facility	(694)	(3,023)
Principal payments on mortgage security agreement	(411)	—
Issuance of mortgage security agreement	4,809	—
Debt issuance costs paid	(204)	—
Bank overdrafts	2,278	1,725

Net cash provided by (used in) financing activities	4,332	(3,948)

Net increase in cash and cash equivalents	4,113	689
Cash and cash equivalents at beginning of year	38,176	28,559

Cash and cash equivalents at end of period	$42,289	$29,248

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,173	$5,135
Cash paid for income taxes	390	239
Disclosure of non-cash information:
Purchases of available-for-sale securities not yet settled	$15,600	$—
Senior secured credit facility amendment closing fee capitalized to loan balance	550	—

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

The Company incurred losses from operations over the last four years, including a net loss of $51.9 million for the year ended December 31, 2012. The Company’s losses over this time period were primarily due to underwriting losses, significant revenue declines and expenses declining less than the amount of revenue declines and goodwill impairments. The loss from operations was the result of prior pricing issues in some states in which the Company has taken significant pricing and underwriting actions to address profitability, losses from states that the Company has exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses. As a result of declining performance, the Company breached the leverage ratio covenant under the senior secured credit facility as of September 30, 2012; however, the lenders for the facility agreed to waive such event of default. The Company breached the leverage, interest coverage and risk-based capital ratio covenants (Financial Covenants) as of December 31, 2012, the leverage and interest coverage ratio covenants as of March 31, 2013, and the leverage ratio covenant as of June 30, 2013. The Required Lenders under the facility have agreed to temporarily forbear from exercising their rights and remedies under the facility until the earlier of September 30, 2013, or the occurrence of a further event of default under the facility. If the Company is unable to achieve compliance with the Financial Covenants as of September 30, 2013, or obtain an extension of such lenders’ forbearance or a waiver of any non-compliance, the lenders will be able to declare all amounts outstanding under the facility to be immediately due and payable. Even if the Company is compliant with the Financial Covenants or, if not compliant, obtains additional forbearance or waivers from its lenders, there is still substantial uncertainty that the Company will be able to refinance or extend the maturity of the senior secured facility when it expires in January 2014. If the Company’s lenders declare the amounts outstanding under our senior secured credit facility to be immediately due and payable, or the Company is unable to refinance or extend the maturity of the senior secured facility when it expires in January 2014, it would have a material adverse effect on our operations and our creditors and stockholders.

The Illinois Insurance Code includes an annual reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined, as of fiscal year end. As of December 31, 2012, Affirmative Insurance Company (AIC) was deficient in meeting the qualifying investments requirement by $16.5 million. As required by the Illinois Department of Insurance, management submitted a plan to cure the deficiency as of June 30, 2013, which was approved by the Illinois Department of Insurance. As of June 30, 2013, AIC was in compliance with the reserve requirement.

If AIC is not compliant with the reserve requirement in the future, the Director of the Illinois Department of Insurance could deem AIC to be in hazardous financial condition and could take one or more of the remedial actions authorized by law for such a condition. Such action by the Illinois Department of Insurance would have a material adverse affect on the Company’s operations and the interests of its creditors and stockholders. Such action by the Illinois Department of Insurance also would trigger a further event of default under the Company’s senior secured credit facility allowing the Company’s lenders to declare all amounts outstanding under the facility to be immediately due and payable, and if such amounts were declared immediately due and payable by the lenders it would have a material adverse effect on the Company’s operations and the interests of its creditors and stockholders.

The Company is pursuing various actions to address these issues including, but not limited to, refinancing of its debt, obtaining additional financing or entering into certain transactions, such as sales of assets or operations.

The Company’s recent history of recurring losses from operations, its failure to comply with the Financial Covenants in its senior secured credit facility, and the substantial liquidity needs the Company will face when the senior secured credit facility expires in January 2014 raise substantial doubt about the Company’s ability to continue as a going concern.

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

New Accounting Standards

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB Accounting Standards Codification (ASC) Topic 220. This update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. This ASU is effective prospectively for annual and interim periods beginning after December 15, 2012. The adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.

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

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at June 30, 2013 and December 31, 2012, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2013
U.S. Treasury and government agencies	$24,498	$65	$(50)	$24,513
Mortgage-backed securities	3,318	9	(23)	3,304
States and political subdivisions	3,442	78	—	3,520
Corporate debt securities	25,834	149	(417)	25,566
Certificates of deposit	10,410	41	(1)	10,450

Total	$67,502	$342	$(491)	$67,353

December 31, 2012
U.S. Treasury and government agencies	$11,354	$112	$—	$11,466
States and political subdivisions	3,535	107	(3)	3,639
Corporate debt securities	19,108	262	(1)	19,369
Certificates of deposit	13,210	65	(1)	13,274

Total	$47,207	$546	$(5)	$47,748

For additional disclosures regarding methods and assumptions used in estimating fair values of these securities see Note 13.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at June 30, 2013 by contractual maturity were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Fixed maturities:
Due in one year or less	$30,490	$30,520
Due after one year through five years	30,111	30,072
Due after five years through ten years	3,583	3,457
Mortgage-backed securities	3,318	3,304

Total	$67,502	$67,353

Gross realized gains and losses on available-for-sale investments for the six months ended June 30 were as follows (in thousands):

	2013	2012
Gross gains	$29	$729
Gross losses	(6)	(119)

Total	$23	$610

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at June 30, 2013 and December 31, 2012, the estimated fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	June 30, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$17,811	$(50)	$—	$—	$17,811	$(50)
Mortgage-backed securities	1,960	(23)	—	—	1,960	(23)
Corporate debt securities	18,557	(417)	—	—	18,557	(417)
Certificates of deposit	999	(1)	—	—	999	(1)

Total	$39,327	$(491)	$—	$—	$39,327	$(491)

	December 31, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
States and political subdivisions	$—	$—	$71	$(3)	$71	$(3)
Corporate debt securities	979	(1)	—	—	979	(1)
Certificates of deposit	499	(1)	—	—	499	(1)

Total	$1,478	$(2)	$71	$(3)	$1,549	$(5)

The Company’s portfolio contained approximately 45 and 16 individual investment securities that were in an unrealized loss position as of June 30, 2013 and December 31, 2012, respectively.

The unrealized losses at June 30, 2013 were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. On a quarterly basis, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, duration and extent to which the fair value is less than cost. If the fair value of a debt security is less than its amortized cost basis, an other-than-

temporary impairment may be triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). The Company also considers potential adverse conditions related to the financial health of the issuer based on rating agency actions. As a result of management’s quarterly analyses for the six-month periods ended June 30, 2013 and 2012, no individual securities were other-than-temporarily impaired.

As of June 30, 2013, certificates of deposit in the amount of $5.4 million were pledged as collateral associated with the capital lease related to certain computer software, software licenses, and hardware used in the Company’s insurance operations. See Note 8 for discussion of the associated capital lease obligation. In addition, a $5.0 million certificate of deposit was pledged as collateral associated with a third-party credit card processor.

4.	Reinsurance

In the ordinary course of business, the Company places reinsurance with other insurance companies in order to provide greater diversification of its business and limit the potential for losses arising from large risks. In addition, the Company assumes reinsurance from other insurance companies.

In 2011, the Company entered into a quota-share agreement with a third-party reinsurance company under which the Company ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. This agreement was extended under the same terms through March 31, 2013 and terminated on a cutoff basis as of April 1, 2013. Upon termination, the Company recorded $27.2 million of returned premium, net of $7.7 million deferred ceding commissions. Written premiums ceded under this agreement totaled $99.4 million since inception.

In March 2013, the Company entered into a new quota-share agreement with this third-party reinsurance company effective March 31, 2013, under which the Company cedes 40% for the same four states as the expiring agreement. This agreement is through December 31, 2013, but has automatic one-year renewals unless either party provides notice of intent not to renew within 75 days. In August 2013, this agreement was amended effective June 30, 2013, under which the Company will cede an additional 40% for the same four states for the remainder of 2013. Written premiums ceded under this agreement totaled $43.4 million during the three months ended June 30, 2013 and $70.5 million since inception.

Historically, the Company assumed reinsurance from a Texas county mutual insurance company (the county mutual) whereby the Company assumed 100% of the policies issued by the county mutual for business produced by the Company’s owned general agents. The county mutual did not retain any of this business and there were no loss limits other than the underlying policy limits. The assumed reinsurance agreement was terminated on January 1, 2013 on a cut-off basis and the third-party reinsurance company that the Company has had quota-share agreements with since September 2011 is now assuming 100% of the business originated through the county mutual; however, the Company continues to serve as a general agent for this business. Unearned premium of $11.8 million was returned to the Texas county mutual as of January 1, 2013 related to the termination of the reinsurance agreement.

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Three Months Ended June 30,
	2013			2012
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$68,624	$71,614	$52,002	$37,352	$45,551	$33,854
Reinsurance assumed	—	—	—	9,746	9,041	8,527
Reinsurance ceded	(16,472)	(21,956)	(13,759)	(16,807)	(19,657)	(15,662)

Total	$52,152	$49,658	$38,243	$30,291	$34,935	$26,719

	Six Months Ended June 30,
	2013			2012
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$153,860	$132,275	$95,316	$92,646	$91,023	$64,397
Reinsurance assumed	(11,812)	—	323	20,020	16,928	14,021
Reinsurance ceded	(65,487)	(41,285)	(25,833)	(24,637)	(38,835)	(26,029)

Total	$76,561	$90,990	$69,806	$88,029	$69,116	$52,389

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Selling, general and administrative expenses	$(7,481)	$(5,876)	$(13,751)	$(12,371)

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	June 30, 2013	December 31, 2012
Losses and loss adjustment expense reserves	$60,473	$67,166
Unearned premium reserve	51,880	24,628

Total	$112,353	$91,794

The table below presents the total amount of receivables due from reinsurers as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Quota-share reinsurer for agreements effective September 1, 2011 and March 31, 2013	$80,856	$53,195
Michigan Catastrophic Claims Association	37,348	39,652
Vesta Insurance Group	13,452	13,674
Excess of loss reinsurers	4,135	5,521
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and January 2011	29	5,800
Other	2,491	2,759

Total reinsurance receivable	$138,311	$120,601

The quota-share reinsurers and the excess of loss reinsurers all have at least A ratings from A.M. Best. Accordingly, the Company believes there is minimal credit risk related to these reinsurance receivables. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), AIC had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. At June 30, 2013, the VFIC Trust held $16.6 million (after cumulative withdrawals of $8.9 million through June 30, 2013), consisting of $14.6 million of a U.S. Treasury money market account held in cash and cash equivalents, and $2.0 million of corporate bonds rated BBB+ or higher, to collateralize the $13.5 million net recoverable from VFIC.

AIC established a trust to secure the Company’s obligation under the county mutual reinsurance contract with a balance of $22.9 million and $27.7 million as of June 30, 2013 and December 31, 2012, respectively, of which $13.1 million and $9.9 million was held in cash equivalents as of June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, $2.5 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC under a reinsurance agreement with a VIG-affiliated company. Affirmative established a trust account to secure the Company’s obligations under this reinsurance contract, which currently holds $15.7 million in a money market cash equivalent account (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through June 2013, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through June 2013.

5.	Premium Finance Receivables, Net

Premium finance receivables (related to policies of both the Company and third-party carriers) were as follows at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Premium finance contracts	$45,410	$41,363
Unearned finance charges	(2,205)	(1,961)
Allowance for credit losses	(350)	(460)

Total	$42,855	$38,942

Premium finance receivables are secured by the underlying unearned policy premiums for which the Company obtains assignment from the policyholder in the event of non-payment. When a payment becomes past due, the Company cancels the underlying policy with the insurance carrier and receives the unearned premium to clear unpaid principal and interest. The loan is closed by writing off any uncollected amounts or refunding any overpayment to the customer. An insignificant amount of finance receivables are past due in excess of thirty days. Losses due to non-realization of premium finance receivables were insignificant for the three months ended June 30, 2013 and 2012. Losses due to non-realization of premium finance receivables were $0.1 million, or 0.1%, of total premiums financed for the six months ended June 30, 2013, and $0.3 million, or 0.4%, of total premiums financed for the six months ended June 30, 2012.

6.	Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commissions and premium taxes, net of ceding commission income, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization expense were as follows for the three months ended June 30, 2013 and 2012 (in thousands):

	Gross	Ceded	Net
Balance at April 1, 2013	$7,889	$(15,474)	$(7,585)
Additions	8,005	(5,329)	2,676
Amortization	(6,986)	6,405	(581)

Ending balance at June 30, 2013	$8,908	$(14,398)	$(5,490)

Balance at April 1, 2012	$4,963	$(7,222)	$(2,259)
Additions	3,923	(4,698)	(775)
Amortization	(3,925)	5,522	1,597

Ending balance at June 30, 2012	$4,961	$(6,398)	$(1,437)

The components of deferred policy acquisition costs and the related amortization expense were as follows for the six months ended June 30, 2013 and 2012 (in thousands):

	Gross	Ceded	Net
Balance at January 1, 2013	$7,111	$(7,013)	$98
Additions	16,238	(19,249)	(3,011)
Amortization	(14,441)	11,864	(2,577)

Ending balance at June 30, 2013	$8,908	$(14,398)	$(5,490)

Balance at January 1, 2012	$3,668	$(10,132)	$(6,464)
Additions	8,690	(7,162)	1,528
Amortization	(7,397)	10,896	3,499

Ending balance at June 30, 2012	$4,961	$(6,398)	$(1,437)

7.	Debt

The Company’s long-term debt instruments and balances outstanding at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,133	20,140

Total notes payable	76,835	76,842
Senior secured credit facility, net of discount	103,551	99,323
Mortgage payable	4,399	—

Total long-term debt	$184,785	$176,165

The $30.9 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of June 30, 2013 was 3.87%.

The $25.8 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of June 30, 2013 was 3.82%.

On February 28, 2012, the Company exercised its right to defer interest payments on the two notes payable mentioned above beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to the Company’s unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of June 30, 2013. The Company will continue to accrue interest on the principal during the interest deferral period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the interest deferral period and totaled $3.4 million as of June 30, 2013.

The $20.1 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.95%. The interest rate as of June 30, 2013 was 4.22%.

The pricing under the senior secured credit facility is currently subject to a LIBOR floor of 3.00% plus an additional amount that is tiered based on the Company’s leverage ratio. The interest rate as of June 30, 2013 was 11.25%. As of June 30, 2013 and December 31, 2012, the principal balance of the senior secured credit facility was $106.9 million and $105.6 million, respectively. The facility expires in January 2014.

In August 2013, a new class of loans to be borrowed under the senior secured credit facility was created allowing for an additional tranche of incremental term loan (ITL B). ITL B has the following characteristics:

•	Face amount of $12.5 million with a funded amount of $12.5 million, of which the entire amount was contributed to our subsidiary, LIFCO, LLC to pay off an intercompany note due to AIC.

•	The principal amount and all unpaid interest on ITL B is due, in full, on or prior to September 30, 2013.

•

A closing fee equal to 15% of the outstanding principal amount of ITL B on September 30, 2013, shall be paid in kind and added to the principal amount of ITL B solely to the extent that ITL B is not paid in full on or prior to September 30, 2013.

•	ITL B may be prepaid any time prior to maturity, without a prepayment premium.

•

The incremental term loan lenders have the right to appoint a non-voting observer to attend meetings of our board of directors, certain board committees and subsidiary boards, subject to the Company’s board’s right to exclude the observer under certain circumstances.

In March 2013, the Company, through one of its indirect, wholly-owned subsidiaries, entered into a $4.8 million loan secured by commercial real estate to provide liquidity to AIC. The loan is evidenced by a promissory note secured by a mortgage security agreement and assignment of leases and rents on real estate located in Baton Rouge, Louisiana, which is held as investment in real property on the consolidated balance sheet. The loan is presented as a separate line item, mortgage payable, on the consolidated balance sheet.

The mortgage bears interest at a per annum fixed rate of 4.95%. The mortgage requires monthly payments of principal and interest with the final payment due on the maturity date of December 15, 2015. As security for payments, the Company assigned rents due under the lease to a trustee. Pursuant to an escrow and servicing agreement, the trustee will receive rent due under the lease, make required payments due under the mortgage and maintain certain escrow accounts to pay for the necessary expenses of the property until the mortgage is paid in full. The principal balance of the mortgage payable was $4.4 million at June 30, 2013.

8.	Capital Lease Obligation

In May 2010, the Company entered into two capital lease obligations related to certain computer software, software licenses, and hardware used in the Company’s insurance operations. The Company received cash proceeds from the financing in the amount of $28.2 million. As required by the lease agreements, the Company purchased $28.2 million of certificates of deposit held in brokerage accounts and pledged such securities as collateral against all of the Company’s obligations under the lease. The dollar amount of collateral pledged is set to decline over the term of the lease as the Company makes the scheduled lease payments. At the end of the initial term, the Company will have the right to purchase the software for a nominal fee, after which all rights, title and interest would transfer to the Company.

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

The remaining lease term is 23 months with monthly rental payments totaling approximately $0.3 million. Cash and securities pledged as collateral and held as available-for-sale securities were $7.5 million and $9.1 million as of June 30, 2013 and December 31, 2012, respectively.

Property under capital lease consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Computer software, software licenses and hardware	$17,106	$17,106
Accumulated depreciation	(10,896)	(9,751)

Computer software, software licenses and hardware, net	$6,210	$7,355

Estimated future lease payments for the years ending December 31 (in thousands):

Remainder of 2013	$1,696
2014	3,390
2015	1,413

Total estimated future lease payments	6,499
Less: Amount representing interest	432

Present value of future lease payments	$6,067

9.	Income Taxes

The provision for income taxes for the three and six months ended June 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current tax expense (benefit)	$92	$(62)	$201	$—
Deferred tax expense	67	84	136	168

Net income tax expense	$159	$22	$337	$168

The Company’s effective tax rate differed from the statutory rate of 35% for the three and six months ended June 30 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income (loss) before income taxes	$1,644	$(5,673)	$(4,429)	$(14,007)
Tax provision computed at the federal statutory income tax rate	576	(1,985)	(1,550)	(4,902)
Increases (reductions) in tax resulting from:
Tax-exempt interest	(4)	(23)	(9)	(51)
State income taxes	86	(28)	140	295
IRS audit settlement	—	(118)	—	(118)
Valuation allowance	(507)	2,185	1,741	4,961
Other	8	(9)	15	(17)

Income tax expense	$159	$22	$337	$168

Effective tax rate	9.7%	(0.4%)	(7.6%)	(1.2%)

The gross deferred tax assets prior to recognition of valuation allowance were $105.7 million and $103.4 million at June 30, 2013 and December 31, 2012, respectively. In assessing the realizability of our deferred tax assets, the Company considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, the Company began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $104.0 million and $101.9 million at June 30, 2013 and December 31, 2012, respectively.

10.	Legal and Regulatory Proceedings

The Company and its subsidiaries are named from time to time as parties in various legal actions arising in the ordinary course of the Company’s business and arising out of or related to claims made in connection with the Company’s insurance policies and claims handling. Except as set forth below, there are no material changes with respect to legal and regulatory proceedings previously disclosed in Item 3 and Note 16 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2012.

On May 27, 2011, PropertyOne, Inc. filed suit against USAgencies, LLC and Affirmative Insurance Holdings, Inc. in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana. PropertyOne’s petition asserts equitable claims for payment of broker commissions arising out of the December 2009 execution of a lease with a federal agency for the Company’s building located in Baton Rouge, Louisiana. The Company removed the lawsuit to the U.S. District Court for the Middle District of Louisiana. The parties have settled this matter for a non-material amount.

On March 20, 2013, the Company was served with a Class Action Petition for Damages and Penalties for Arbitrary and Capricious Behavior filed in the 13th Judicial District Court, Parish of Evangeline, Louisiana against USAgencies Casualty Insurance Company (USAgencies). The named plaintiffs allege that the denial of their first-party property damage claim based on USAgencies’ policy exclusion for driving under the influence of alcohol was arbitrary and capricious, and that USAgencies’ enforcement of the subject policy exclusion violates Louisiana public policy. On August 2, 2013, the Court ruled that USAgencies’ policy exclusion violated Louisiana public policy and was unenforceable. The Company believes that these claims lack merit and intends to appeal the trial court ruling. At this time, no accurate estimate of the range of potential loss can be made.

11.	Net Income (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Stock options outstanding of 2,319,499 for the three and six months ended June 30, 2013 and 2,484,500 for the three and six months ended June 30, 2012 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock or there was a net loss from operations in the period thus the inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$1,485	$(5,695)	$(4,766)	$(14,175)

Denominator:
Weighted average common shares outstanding	15,408	15,408	15,408	15,408

Weighted average diluted shares outstanding	15,408	15,408	15,408	15,408

Basic income (loss) per common share from continuing operations:	$0.10	$(0.37)	$(0.31)	$(0.92)

Diluted income (loss) per common share from continuing operations:	$0.10	$(0.37)	$(0.31)	$(0.92)

12.	Disclosures for Items Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of accumulated other comprehensive income (loss), including reclassification adjustments (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Beginning balance	$(1,120)	$(998)
Other comprehensive loss before reclassifications	(550)	(667)
Amounts reclassified from accumulated other comprehensive income (loss)	(18)	(23)

Net current period other comprehensive loss	(568)	(690)

Ending balance	$(1,688)	$(1,688)

Net gain in accumulated other comprehensive income (loss) reclassifications for previously unrealized net gains on available-for-sale securities was $18 thousand and $23 thousand for the three and six months ended June 30, 2013, respectively. The gain was not net of any taxes due to the valuation allowance for deferred income taxes.

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

The Company evaluates the various types of financial assets and liabilities to determine the appropriate fair value hierarchy based upon trading activity and the observation of market inputs. The Company employs control processes to validate the reasonableness of the fair value estimates of its assets and liabilities, including those estimates based on prices and quotes obtained from independent third-party sources. The Company’s procedures generally include, but are not limited to, initial and ongoing evaluation of methodologies used by independent third-parties and additional pricing services are used as a comparison to determine the reasonableness of fair values used in pricing the investment portfolio.

The Company recognizes transfers between levels at the actual date of the event or change in circumstances that caused the transfer.

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

Financial assets measured at fair value on a recurring basis

The following table provides information as of June 30, 2013 about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$24,513	$24,513	$—	$—
Mortgage-backed securities	3,304	—	3,304	—
States and political subdivisions	3,520	—	3,520	—
Corporate debt securities	25,566	—	25,566	—
Certificates of deposit	10,450	—	10,450	—

Total investment securities	67,353	24,513	42,840	—
Other invested assets	3,926	—	—	3,926

Total assets	$71,279	$24,513	$42,840	$3,926

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

Level 2 Financial assets

Financial assets classified as Level 2 in the fair value hierarchy include mortgage-backed securities, tax-exempt securities, corporate bonds and certificates of deposit. The fair value of these securities is determined based on observable market inputs provided by independent third-party pricing services. To date, the Company has not experienced a circumstance where it has determined that an adjustment is required to a quote or price received from independent third-party pricing sources. To the extent the Company determines that a price or quote is inconsistent with actual trading activity observed in that investment or similar investments, the Company would determine a fair value using this observable market information and disclose the occurrence of this circumstance. All of the fair values of securities disclosed in Level 2 are estimated based on independent third-party pricing services.

Level 3 Financial assets

At June 30, 2013, the Company’s Level 3 financial assets include an investment in a hedge fund, which is presented as other invested assets in the consolidated balance sheets. The Company elected the fair value option for its investment in the hedge fund and measures the fair value of the hedge fund on the basis of the net asset value of the fund as reported by the fund manager. The hedge fund is primarily invested in residential mortgage-backed securities and other asset-backed securities which are recorded at fair value as determined by the fund manager. Such fair value determination is based on quoted marked prices, bid prices, or the fund manager’s proprietary valuation models where quoted prices are unavailable or deemed to be inadequately representative of fair value. Significant decreases in the fair value of the underlying securities in the hedge fund would result in a significantly lower fair value measurement of other invested assets as reported in the consolidated balance sheets.

Fair value measurements for assets in Level 3 for the three months ended June 30, 2013 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at April 1, 2013	$3,547
Transfers into Level 3	—
Total gains included in earnings as net investment income	379
Settlements	—

Balance at June 30, 2013	$3,926

Fair value measurements for assets in Level 3 for the three months ended June 30, 2012 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at April 1, 2012	$3,016
Transfers into Level 3	—
Total gains included in earnings as net investment income	82
Settlements	—

Balance at June 30, 2012	$3,098

Fair value measurements for assets in Level 3 for the six months ended June 30, 2013 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2013	$3,390
Transfers into Level 3	—
Total gains included in earnings as net investment income	536
Settlements	—

Balance at June 30, 2013	$3,926

Fair value measurements for assets in Level 3 for the six months ended June 30, 2012 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2012	$2,898
Transfers into Level 3	—
Total gains included in earnings as net investment income	200
Settlements	—

Balance at June 30, 2012	$3,098

The Company did not have any transfers between Levels 1 and 2 during the three or six month periods ended June 30, 2013.

Financial Instruments Disclosed, But Not Carried, At Fair Value

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

The following table presents the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at June 30, 2013 and the level within the fair value hierarchy (in thousands):

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$42,289	$42,289	$42,289	$—	$—
Fiduciary and restricted cash	2,230	2,230	2,230	—	—

Total	$44,519	$44,519	$44,519	$—	$—

Liabilities:
Notes payable	$76,835	$8,748	$—	$—	$8,748
Senior secured credit facility	103,551	64,560	—	—	64,560
Mortgage payable	4,399	4,399	—	—	4,399

Total	$184,785	$77,707	$—	$—	$77,707

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

The fair value of the notes payable and senior secured credit facility was estimated using discounted cash flow analyses prepared by a third-party valuation source based on inputs and assumptions, such as credit and default risk associated with the debt.

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

As of June 30, 2013, our subsidiaries included insurance companies licensed to write insurance policies in 39 states, underwriting agencies, retail agencies with 197 owned stores and a relationship with one unaffiliated underwriting agency. Affirmative Insurance Company of Michigan and USAgencies Casualty Insurance Company, Inc. (Casualty) are wholly-owned subsidiaries of Affirmative Insurance Company (AIC), a wholly-owned subsidiary of Affirmative Insurance Group, Inc., a wholly-owned subsidiary of Affirmative Insurance Holdings, Inc. (Holdings). In November 2012, Insura Property and Casualty Insurance Company (formerly a wholly-owned subsidiary of AIC) was merged into AIC and USAgencies Direct Insurance Company was sold from AIC to Casualty. We are currently active in offering insurance directly to individual consumers through retail stores in 9 states (Louisiana, Alabama, Illinois, Texas, Indiana, Missouri, South Carolina, Kansas and Wisconsin) and distributing our own insurance policies through our owned retail stores and approximately 5,300 independent agents or brokers in 7 states (Louisiana, California, Texas, Alabama, Illinois, Indiana and Missouri).

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

We incurred losses from operations over the last four years, including a net loss of $51.9 million for the year ended December 31, 2012. Losses over this time period were primarily due to underwriting losses, significant revenue declines and expenses declining less than the amount of revenue declines and goodwill impairments. The loss from operations was the result of prior pricing issues in some states in which we have taken significant pricing and underwriting actions to address profitability, losses from states that we have exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses. As a result of declining performance, we have breached the leverage ratio covenant under the senior secured credit facility as of September 30, 2012; however, the lenders for the facility agreed to waive such event of default. We breached the leverage, interest coverage and risk-based capital ratio covenants (Financial Covenants) as of December 31, 2012, the leverage and interest coverage ratio covenants as of March 31, 2013, and the leverage ratio as of June 30, 2013. The Required Lenders under the facility have agreed to temporarily forbear from exercising their rights and remedies under the facility until the earlier of September 30, 2013, or the occurrence of a further event of default under the facility. If we are unable to achieve compliance with the Financial Covenants as of September 30, 2013, or obtain an extension of such lenders’ forbearance or a waiver of any non-compliance, the lenders will be able to declare all amounts outstanding under the facility to be immediately due and payable. Even if we are compliant with the Financial Covenants or, if not compliant, obtain additional forbearance or waivers from our lenders, there is still substantial uncertainty that we will be able to refinance or extend the maturity of the senior secured facility when it expires in January 2014. If our lenders declare the amounts outstanding under our senior secured credit facility to be immediately due and payable or we are unable to refinance or extend the maturity of the senior secured facility when it expires in January 2014, it would have a material adverse effect on our operations and our creditors and stockholders.

The Illinois Insurance Code includes an annual reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined, as of fiscal year end. As of December 31, 2012, AIC was deficient in meeting the qualifying investments requirement by $16.5 million. As required by the Illinois Department of Insurance, we submitted a plan to cure the deficiency as of June 30, 2013, which was approved by the Illinois Department of Insurance. As of June 30, 2013, AIC was in compliance with the reserve requirement.

If AIC is not compliant with the reserve requirement in the future, the Director of the Illinois Department of Insurance could deem AIC to be in hazardous financial condition and could take one or more of the remedial actions authorized by law for such a condition. Such action by the Illinois Department of Insurance would have a material adverse affect on our operations and the interests of our creditors and stockholders. Such action by the Illinois Department of Insurance also would trigger a further event of default under our senior secured credit facility allowing our lenders to declare all amounts outstanding under the facility to be immediately due and payable, and if such amounts were declared immediately due and payable by the lenders, it would have a material adverse effect on our operations and the interests of our creditors and stockholders.

We are pursuing various actions to address these issues including, but not limited to, refinancing of our debt, obtaining additional financing or entering into certain transactions, such as sales of assets or operations.

Our recent history of recurring losses from operations, our failure to comply with the Financial Covenants in our senior secured credit facility, and the substantial liquidity needs we will face when our senior secured credit facility expires in January 2014 raise substantial doubt about our ability to continue as a going concern.

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

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written and assumed by distribution channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Our underwriting agencies:
Retail agencies	$28,980	$31,913	$71,947	$78,666
Independent agencies	20,559	12,254	35,541	27,924

Subtotal	49,539	44,167	107,488	106,590
Unaffiliated underwriting agencies	19,085	2,931	34,560	6,076

Total	$68,624	$47,098	$142,048	$112,666

Total gross premiums written for the three months ended June 30, 2013 increased $21.5 million, or 45.7%, compared with the prior year quarter. Total gross premiums written for the six months ended June 30, 2013 increased $29.4 million, or 26.1%, compared with the prior year period. Historically, we assumed premiums from a Texas county mutual insurance company (the county mutual) whereby we assumed 100% of the policies issued by the county mutual for business produced by our owned general agents. The county mutual did not retain any of this business and there were no loss limits other than the underlying policy limits. The assumed reinsurance agreement was terminated on January 1, 2013 on a cut-off basis and the third-party reinsurance company that the Company has had quota-share agreements with since September 2011 is assuming 100% of the business originated through the county mutual. However, we continue to serve as a general agent for this business. Unearned premium of $11.8 million was returned to the Texas county mutual as of January 1, 2013 related to the termination of the reinsurance agreement. If we had included the county mutual business production in the 2013 gross written premiums, the increase for the three and six months ended June 30, 2013 would have been $31.1 million and $61.4 million, or 66.0% and 54.5%, respectively, compared with the prior year. This increase was primarily due to an increase in new business policies generated in Texas and California. We believe this growth in Texas and California was due to a number of competitors that had been aggressive on pricing in the past either exiting the marketplace or reducing their writings significantly. We anticipate further gross written premium growth in 2013.

In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance carriers’ products only and do not include premiums written for third-party insurance carriers in our retail stores. We earn commission income and fees in our retail distribution channel for sales of third-party insurance policies.

The following represents gross premiums written produced by our retail agencies (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Our policies	$28,980	$31,913	$71,947	$78,666
Third-party carrier policies	15,328	10,403	34,115	26,769

Total	$44,308	$42,316	$106,062	$105,435

Gross premiums written of our policies in our retail distribution channel for the three and six months ended June 30, 2013 decreased $2.9 million and $6.7 million, or 9.2% and 8.5%, respectively, compared with the prior year. Third-party policies for the three and six months ended June 30, 2013 increased $4.9 million and $7.3 million, or 47.3% and 27.4%, respectively, compared with the prior year. Retail premium volume was impacted by the change in the Texas county mutual relationship as those policies are now classified as third-party carrier policies. Excluding the impact of this change, gross written premiums in our retail distribution channel decreased $1.0 million, or 3.3% for the quarter and increased $0.4 million, or 0.6%, for the six months ended June 30, 2013. Gross written premiums in third-party carrier policies for the three and six months ended June 30, 2013 increased $3.6 million and $4.5 million, or 34.6% and 16.7%, respectively, compared with the prior year as our retail distribution channel increased the number of third-party carriers offered to customers.

In our independent agency distribution channel, gross premiums written for the three and six months ended June 30, 2013 increased $8.3 million and $7.6 million, or 67.8% and 27.3%, respectively, compared with the prior year. Independent agent production was impacted by the return of unearned premium associated with the cut-off of the county mutual business effective January 1, 2013. Excluding the impact of the returned premium, gross written premium in our independent agent channel increased $16.8 million, or 60.2% for the six months ended June 30, 2013. We believe this increase was primarily due to a reduction in competition from companies that were aggressive in pricing.

Gross premiums written by our unaffiliated underwriting agencies for the three and six months ended June 30, 2013 increased $16.2 million and $28.5 million, or 551.1% and 468.8%, respectively, compared with the prior year due to a reduction in competition from companies that were aggressive on pricing.

The following table displays our gross premiums written and assumed by state (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Louisiana	$25,746	$22,810	$61,683	$56,485
California	19,067	2,910	34,528	6,040
Texas	12,975	9,816	15,892	20,175
Alabama	4,583	3,863	14,570	11,726
Illinois	4,238	5,099	9,878	12,367
Indiana	1,446	1,538	3,958	3,782
Missouri	566	502	1,519	925
South Carolina	(14)	566	(11)	1,198
Other	17	(6)	31	(32)

Total	$68,624	$47,098	$142,048	$112,666

The following table displays our net premiums written by distribution channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Our underwriting agencies:
Retail agencies – gross premiums written	$28,980	$31,913	$71,947	$78,666
Ceded reinsurance	(8,675)	(12,186)	(44,263)	(19,303)

Subtotal retail agencies net premiums written	20,305	19,727	27,684	59,363

Independent agencies – gross premiums written	20,559	12,254	35,541	27,924
Ceded reinsurance	(7,548)	(4,347)	(20,803)	(5,396)

Subtotal independent agencies net premiums written	13,011	7,907	14,738	22,528

Unaffiliated underwriting agencies – gross premiums written	19,085	2,931	34,560	6,076
Ceded reinsurance	(15)	(17)	(23)	624

Subtotal unaffiliated underwriting agencies net premium written	19,070	2,914	34,537	6,700

Excess of loss coverages with various reinsurers	(101)	(126)	(134)	(270)
Catastrophe coverages with various reinsurers	(133)	(131)	(264)	(292)

Total net premiums written	$52,152	$30,291	$76,561	$88,029

Total net premiums written for the three months ended June 30, 2013 increased $21.9 million, or 72.2%, compared with the prior year quarter. Total net premiums written for the six months ended June 30, 2013 decreased $11.5 million, or 13.0%, compared with the prior year period. The increase was primarily due to an increase in new business policies generated in Texas and California. Net written premium was impacted by the 40% quota-share reinsurance contract that was effective March 31, 2013 with the initial cession of $27.2 million unearned premiums, the amendment ceding 40% effective June 30, 2013, ceding additional $24.4 million of unearned premium, and impacted by the termination of a reinsurance agreement with a county mutual that was terminated on January 1, 2013, which reduced gross written premiums by $11.8 million. Net written premium was also impacted by the 28% quota-share reinsurance contract that was terminated effective January 1, 2012 which increased net written premium by $16.1 million. Excluding the impact of these changes, net written premium increased $19.1 million and $43.6 million, or 63.1% and 60.5%, for the three and six months ended June 30, 2013, respectively.

Historically, we assumed reinsurance from a Texas county mutual insurance company (the county mutual) whereby we assumed 100% of the policies issued by the county mutual for business produced by our owned general agents. The county mutual did not retain any of this business and there were no loss limits other than the underlying policy limits. The assumed reinsurance agreement was terminated on January 1, 2013 on a cut-off basis and the third-party reinsurance company that we have had quota-share agreements with since September 2011 is assuming 100% of the business originated through the county mutual; however, we continue to serve as a general agent for this business. Unearned premium of $11.8 million was returned to the Texas county mutual as of January 1, 2013 related to the termination of the reinsurance agreement.

In 2011, we entered into a quota-share agreement with a third-party reinsurance company under which we ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. This agreement was extended under the same terms through March 31, 2013 and terminated on a cutoff basis as of April 1, 2013. Upon termination, we recorded $27.2 million of returned premium, net of $7.7 million deferred ceding commissions. Written premiums ceded under this agreement totaled $99.4 million since inception.

In March 2013, we entered into a new quota-share agreement with this third-party reinsurance company effective March 31, 2013, which we cede 40% for the same four states as the expiring agreement. This agreement is through December 31, 2013 but has automatic one-year renewals unless either party provides notice of intent not to renew within 75 days. In August 2013, this agreement was amended effective June 30, 2013 under which we will cede an additional 40% for the same four states for the remainder of 2013. Written premiums ceded under this agreement totaled $43.4 million during the three months ended June 30, 2013 and $70.5 million since inception.

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

RESULTS OF OPERATIONS

We had net income from continuing operations of $1.5 million and a net loss from continuing operations of $5.7 million for the three months ended June 30, 2013 and 2012, respectively. We had a net loss from continuing operations of $4.8 million and $14.2 million for the six months ended June 30, 2013 and 2012, respectively.

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

Total revenues for the three months ended June 30, 2013 increased $21.0 million, or 40.6%, compared with the three months ended June 30, 2012. The increase was due to increases in net premiums earned and commission income, fees and managing general agent revenue and net investment income, partially offset by decreases in net realized gains and other income.

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the current quarter increased $14.7 million, or 42.1%, to $49.7 million compared with the prior year quarter of $34.9 million. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. The increase in earned premiums is due to the increase in written premiums.

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

Managing general agent revenues are earned for business produced for a Texas county mutual insurance company beginning January 1, 2013. We receive compensation for underwriting services and providing claims handling on the business. The following sets forth the components of consolidated commission income, fees and managing general agent revenue earned for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2013	2012
Policyholder fees	$9,063	$4,944
Premium finance revenue	5,772	5,538
Commissions and fees	4,333	3,640
Managing general agent revenue	1,960	—
Agency fees	1,051	807

Total commission income, fees and managing general agent revenue	$22,179	$14,929

Total commission income, fees and managing general agent revenue increased $7.3 million, or 48.6%, compared with the prior year quarter. Policyholder fees increased $4.1 million, or 83.3%, due to the higher overall volume of premiums written and a change in mix of states. Premium finance revenue increased $0.2 million, or 4.2%, due to increases in the number of policies financed and revenue per policy. Commissions and fees increased $0.7 million, or 19.0%, due to increases of third-party sales and increased agency fees. Managing general agent revenue is related to the Texas county mutual book of business that we produce, but no longer assume the underwriting risk.

Net Investment Income and Other Income. Net investment income includes income on our portfolio of debt securities and net rental income from our investment in real property. Net investment income for the current quarter increased $0.1 million, or 15.9%, compared with the prior year quarter. The increase was primarily due to an increase in income related to our investment in a hedge fund, partially offset by a 52.8% decrease in total average invested assets to $42.0 million during the current quarter from $89.0 million in the prior year quarter. The annualized average investment yield was 1.2% (1.3% on a taxable equivalent basis) in the current quarter, compared with 2.2% (2.4% on a taxable equivalent basis) in the prior year quarter.

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

Net losses and loss adjustment expenses for the current quarter increased $11.5 million, or 43.1%, compared with the prior year quarter. The percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 77.0% in the current quarter, compared with 76.5% in the prior year quarter. The use of quota-share reinsurance overstates the net loss ratio. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 4.0 points for both the current and prior year quarters. The increase in the current year was primarily due to a significant increase in new business, which tends to have a higher loss ratio than renewal business.

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

The largest component of selling, general and administrative expenses is personnel costs, including compensation and benefits. Selling, general and administrative expenses increased $1.8 million, or 7.4%, compared with the prior year quarter, primarily due to increases in distribution costs related to increased earned premium, which were partially offset by decreases in professional services fees and advertising expenses.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended June 30,
	2013	2012
Amortization of deferred acquisition costs, net	$581	$(1,597)
Other selling, general and administrative expenses	24,781	25,208

Total selling, general and administrative expenses	$25,362	$23,611

Total as a percentage of net premiums earned	51.1%	67.6%

Beginning deferred acquisition costs, net	$(7,585)	$(2,259)
Additions, net of ceding commission	2,676	(775)
Amortization, net of ceding commissions	(581)	1,597

Ending deferred acquisition costs	$(5,490)	$(1,437)

Amortization of deferred acquisition costs, net, as a percentage of net premiums earned	(1.2%)	(4.6%)

Interest Expense. Interest expense for the current quarter increased $0.8 million, or 17.1%, compared with the prior year quarter. This increase was primarily due to an increase in amortization of debt discount, which was $1.5 million in the current quarter as compared with $1.0 million for the prior year quarter due to the incremental term loan that was borrowed in November 2012.

Income Taxes. Income tax expense was $0.2 million for the current year quarter and $0.1 million for the prior year quarter. Income tax expense for both periods represents increasing deferred tax liabilities arising from timing differences on goodwill and other intangible assets.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

Total revenues for the six months ended June 30, 2013 increased $33.4 million, or 32.3%, compared with the six months ended June 30, 2012. The increase was due to increases in net premiums earned and commission income, fees and managing general agent revenue, partially offset by decreases in net realized gains, other income and net investment income.

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the current period increased $21.9 million, or 31.6%, to $91.0 million compared with the prior year period of $69.1 million. Since insurance premiums are earned over the service period of the policies, the revenue in the current period includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. The increase in earned premiums is due to the increase in written premiums by an independent and unaffiliated underwriting agency. The increase in new business is primarily in Texas and California and is due to a number of competitors that had been aggressive on pricing either exiting the marketplace or reducing their writings significantly.

Commission Income, Fees and Managing General Agent Revenue. The following sets forth the components of consolidated commission income, fees and managing general agent revenue earned for the current period and the prior year period (in thousands):

	Six Months Ended June 30,
	2013	2012
Policyholder fees	$16,607	$9,718
Premium finance revenue	11,236	11,079
Commissions and fees	8,685	8,399
Managing general agent revenue	5,212	—
Agency fees	2,293	1,916

Total commission income, fees and managing general agent revenue	$44,033	$31,112

Total commission income, fees and managing general agent revenue increased $12.9 million, or 41.5%, compared with the prior year period. Policyholder fees increased $6.9 million, or 70.9%, due to the higher overall volume of premiums written and a change in mix of states. Premium finance revenue increased $0.2 million, or 1.4%, due to increases in the number of policies financed and revenue per policy. Commissions and fees increased $0.3 million, or 3.4%, due to increases of third-party sales and agency fees. Managing general agent revenue is related to the Texas county mutual book of business that we produce, but no longer assume the underwriting risk.

Net Investment Income and Other Income. Net investment income includes income on our portfolio of debt securities and net rental income from our investment in real property. Net investment income for the current period decreased $0.3 million, or 18.8%, compared with the prior year period. The decrease was primarily due to a 56.6% decrease in total average invested assets to $42.4 million during the current period from $97.7 million in the prior year period. The annualized average investment yield was 2.6% (2.7% on a taxable equivalent basis) in the current period, compared with 2.2% (2.4% on a taxable equivalent basis) in the prior year period.

Losses and Loss Adjustment Expenses. Net losses and loss adjustment expenses for the current period increased $17.4 million, or 33.2%, compared with the prior year period. The percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 76.7% in the current period, compared with 75.8% in the prior year period. The use of quota-share reinsurance overstates the net loss ratio. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 4.1 points for the current period and 4.7 points for the prior year period. The increase in the current year loss ratio was primarily due to a significant increase in new business, which tends to have a higher loss ratio than renewal business.

Selling, General and Administrative Expenses. The largest component of selling, general and administrative expenses is personnel costs, including compensation and benefits. Restructuring and debt modification costs of $2.5 million related to the termination of an outsourced information technology services agreement, senior secured lenders’ legal and financial advisor fees and severance costs were incurred in the current period, compared with $0.7 million in the prior year period. Excluding restructuring and debt modification costs, selling, general and administrative expenses increased $4.0 million, or 8.1%, compared with the prior year period, which was primarily due to increases in distribution costs related to increased earned premium, which were partially offset by decreases in advertising expenses, employee compensation and benefits due to decreased headcount and professional fees due to the termination of an outsourced technology services agreement.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Six Months Ended June 30,
	2013	2012
Amortization of deferred acquisition costs, net	$2,577	$(3,499)
Other selling, general and administrative expenses	53,626	53,931

Total selling, general and administrative expenses	$56,203	$50,432

Total as a percentage of net premiums earned	61.8%	73.0%

Beginning deferred acquisition costs, net	$98	$(6,464)
Additions, net of ceding commission	(3,011)	1,528
Amortization, net of ceding commissions	(2,577)	3,499

Ending deferred acquisition costs	$(5,490)	$(1,437)

Amortization of deferred acquisition costs, net, as a percentage of net premiums earned	(2.8%)	(5.1%)

Interest Expense. Interest expense for the current period increased $1.5 million, or 15.0%, compared with the prior year period. This increase was primarily due to an increase in amortization of debt discount, which was $2.9 million in the current period as compared with $2.0 million for the prior year period due to the incremental term loan that was borrowed in November 2012.

Income Taxes. Income tax expense for the current period was $0.3 million as compared with income tax expense of $0.2 million for the prior year period. Income tax expense for both periods represents increasing deferred tax liabilities arising from timing differences on goodwill and other intangible assets.

Our gross deferred tax assets prior to recognition of valuation allowance were $105.7 million and $103.4 million at June 30, 2013 and December 31, 2012, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $104.0 million and $101.9 million at June 30, 2013 and December 31, 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of June 30, 2013, we had $1.3 million of cash and cash equivalents at our holding company and non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not issue an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of June 30, 2013, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, as mentioned previously, our non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

In 2010, we entered into a capital lease obligation related to certain computer software, software licenses, and hardware currently used by and on the books of Affirmative Insurance Company. The lease term was 60 months and the lease obligation was fully secured with certificates of deposit. On October 17, 2012, we received notice from one of the lessors (Lessor) under a capital lease obligation that, based upon Lessor’s claim of an alleged default under the terms of the applicable lease and security agreements, it elected to immediately seek recovery of an amount equal to the casualty loss value of the leased property, together with all other sums allegedly due to Lessor, which Lessor calculated as $9.6 million. Lessor informed the Company that it had directed the escrow agent to redeem the CDs securing the Company’s lease payment obligation and disburse to it the approximately $8.3 million in proceeds, which Lessor received on October 15, 2012. Lessor threatened legal action against the Company to recover the remaining $1.3 million, alleged liquidated damages. The Company contests that any event of default has occurred and also disputes Lessor’s demand for payment of the casualty loss value of the leased property. On December 26, 2012, Lessor conveyed all right and interest in the leased property back to the Company, although both parties reserved all claims with respect to the disputed demands for payment. Neither party has filed suit at this time.

We incurred losses from operations over the last four years, including a net loss of $51.9 million for the year ended December 31, 2012. Losses over this time period were primarily due to underwriting losses, significant revenue declines and expenses declining less than the amount of revenue declines and goodwill impairments. The loss from operations was the result of prior pricing issues in some states in which we have taken significant pricing and underwriting actions to address profitability, losses from states that we have exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses. As a result of declining performance, we have breached the leverage ratio covenant under the senior secured credit facility as of September 30, 2012; however, the lenders for the facility agreed to waive such event of default. We breached the leverage, interest coverage and risk-based capital ratio covenants (Financial Covenants) as of December 31, 2012, the leverage and interest coverage ratio covenants as of March 31, 2013, and the leverage ratio as of June 30, 2013. The Required Lenders under the facility have agreed to temporarily forbear from exercising their rights and remedies under the facility until the earlier of September 30, 2013, or the occurrence of a further event of default under the facility. If we are unable to achieve compliance with the Financial Covenants as of September 30, 2013, or obtain an extension of such lenders’ forbearance or a waiver of any non-compliance, the lenders will be able to declare all amounts outstanding under the facility to be immediately due and payable. Even if we are compliant with the Financial Covenants or, if not compliant, obtain additional forbearance or waivers from our lenders, there is still substantial uncertainty that we will be able to refinance or extend the maturity of the senior secured facility when it expires in January 2014. If our lenders declare the amounts outstanding under our senior secured credit facility to be immediately due and payable or we are unable to refinance or extend the maturity of the senior secured facility when it expires in January 2014, it would have a material adverse effect on our operations and our creditors and stockholders.

The Illinois Insurance Code includes an annual reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined, as of fiscal year end. As of December 31, 2012, AIC was deficient in meeting the qualifying investments requirement by $16.5 million. As required by the Illinois Department of Insurance, we submitted a plan to cure the deficiency as of June 30, 2013, which was approved by the Illinois Department of Insurance. As of June 30, 2013, AIC was in compliance with the reserve requirement.

If AIC is not compliant with the reserve requirement in the future, the Director of the Illinois Department of Insurance could deem AIC to be in hazardous financial condition and could take one or more of the remedial actions authorized by law for such a condition. Such action by the Illinois Department of Insurance would have a material adverse affect on our operations and the interests of our creditors and stockholders. Such action by the Illinois Department of Insurance also would trigger a further event of default under our senior secured credit facility allowing our lenders to declare all amounts outstanding under the facility to be immediately due and payable, and if such amounts were declared immediately due and payable by the lenders, it would have a material adverse effect on our operations and the interests of our creditors and stockholders.

We are pursuing various actions to address these issues including, but not limited to, refinancing of our debt, obtaining additional financing or entering into certain transactions, such as sales of assets or operations.

Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At June 30, 2013, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. Effective January 1, 2012, the State of Illinois adopted the revised NAIC Risk-Based Capital Model Act that includes a risk-based capital trend test as another manner under which the company action level could be triggered and will be applied as of December 31, 2012. The test is applicable when an insurance company has a risk-based capital ratio between 200% and 300% and a combined ratio of more than 120%. All of our insurance subsidiaries were in compliance with the RBC trend test as of June 30, 2013.

In August 2013, a new class of loans to be borrowed under the senior secured credit facility was created allowing for an additional tranche of incremental term loan (ITL B). ITL B has the following characteristics:

•	Face amount of $12.5 million with a funded amount of $12.5 million, of which the entire amount was contributed to our subsidiary, LIFCO, LLC to pay off an intercompany note due to AIC.

•	The principal amount and all unpaid interest on ITL B is due, in full, on or prior to September 30, 2013.

•

A closing fee equal to 15% of the outstanding principal amount of ITL B on September 30, 2013, shall be paid in kind and added to the principal amount of ITL B solely to the extent that ITL B is not paid in full on or prior to September 30, 2013.

•	ITL B may be prepaid any time prior to maturity, without a prepayment premium.

•

The incremental term loan lenders have the right to appoint a non-voting observer to attend meetings of our board of directors, certain board committees and subsidiary boards, subject to our board’s right to exclude the observer under certain circumstances.

In February 2012, we exercised our right to defer interest payments on selected Notes Payable beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to our unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of June 30, 2013. We will continue to accrue interest on the principal during the extension period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the extension period.

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

Cash and cash equivalents increased $4.1 million in the first half of 2013 as compared to $0.7 million in the first half of 2012. Our net cash provided by operations was $6.1 million as compared to net cash used in operations of $33.9 million in the first half of 2012. This increase was primarily due to the growth in written premium volume from new business in Texas and California. Net cash used in investing activities was $6.3 million for the period ended June 30, 2013 as compared to net cash provided by investing activities in the first half of 2012 of $38.5 million. Improved operating cash flows resulted in purchases rather than sales of investment securities. Net cash provided by financing activities was $4.3 million in the first half as compared to net cash used in financing activities of $3.9 million in the prior year period. This was due primarily to the $4.8 million mortgage note payable secured by commercial real estate obtained during the first quarter of 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. The fair value of our fixed-income securities as of June 30, 2013 was $67.4 million. The effective average duration of the portfolio as of June 30, 2013 was 1.94 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 1.94%, or $1.3 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 1.94%, or $1.3 million, increase in the market value of our fixed-income investment portfolio.

Our senior secured credit facility is also subject to interest rate risk. In March 2011, we entered into an amendment that changed the pricing to be tiered based on the leverage ratio and includes a LIBOR floor of 3.0%. The interest rate is floating based on LIBOR plus increments tied to our leverage ratio. The interest rate at June 30, 2013 was 11.25%.

Our notes payable are also subject to interest rate risk. The $30.9 million notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of June 30, 2013 was 3.87%. The $25.8 million notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of June 30, 2013 was 3.82%. The $20.2 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.95%. The interest rate as of June 30, 2013 was 4.22%.

Credit risk. An additional exposure to our investment portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At June 30, 2013 and December 31, 2012, respectively, our investments were in the following:

	June 30, 2013	December 31, 2012
Corporate debt securities	38.0%	40.6%
U.S. Treasury and government agencies	36.4	24.0
Certificates of deposit	15.5	27.8
States and political subdivisions	5.2	7.6
Mortgage-backed securities	4.9	—

Total	100.0%	100.0%

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	June 30, 2013	December 31, 2012
Total invested assets	$67,353	$47,748
Tax-equivalent book yield	2.67%	2.04%
Average duration in years	1.94	1.05
Average S&P rating	AA–	AA–

We are subject to credit risk with respect to our reinsurers. Although a reinsurer is liable for losses to the extent of the coverage which it assumes, our reinsurance contracts do not discharge our insurance companies from primary liability to each policyholder for the full amount of the applicable policy, and consequently our insurance companies remain obligated to pay claims in accordance with the terms of the policies regardless of whether a reinsurer fulfills or defaults on its obligations under the related reinsurance agreement. In order to mitigate credit risk to reinsurance companies, we attempt to select financially strong reinsurers with an A.M. Best rating of “A–” or better and continue to evaluate their financial condition.

Our hedge fund investment of $3.9 million at June 30, 2013 is also subject to credit and counterparty risk, in the event that issuers of any of the underlying commercial and residential mortgage-backed securities should default. However, this investment is not material to our overall investment portfolio or consolidated assets and we have established investment policy guidelines to limit the amount of investments other than high quality fixed-income securities.

The table below presents the total amount of receivables due from reinsurance as of June 30, 2013 and December 31, 2012, respectively (in thousands):

	June 30, 2013	December 31, 2012
Quota-share reinsurer for agreements effective September 1, 2011 and March 31, 2013	$80,856	$53,195
Michigan Catastrophic Claims Association	37,348	39,652
Vesta Insurance Group	13,452	13,674
Excess of loss reinsurers	4,135	5,521
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and January 2011	29	5,800
Other	2,491	2,759

Total reinsurance receivable	$138,311	$120,601

The quota-share reinsurers and excess of loss reinsurers all have at least A ratings from A.M. Best. Accordingly, we believe there is minimal risk related to these reinsurance receivables.

In 2011, we entered into a quota-share agreement with a third-party reinsurance company under which we ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012 and was extended under the same terms through March 31, 2013 and terminated on a cutoff basis as of April 1, 2013. Upon termination, we recorded $27.2 million of returned premium, net of $7.7 million deferred ceding commissions. Written premiums ceded under this agreement totaled $99.4 million since inception.

In March 2013, we entered into a new quota-share agreement with this third-party reinsurance company effective March 31, 2013, which we cede 40% for the same four states as the expiring agreement. This agreement is through December 31, 2013 but has automatic one-year renewals unless either party provides notice of intent not to renew within 75 days. In August 2013, this agreement was amended effective June 30, 2013 under which we will cede an additional 40% for the same four states for the remainder of 2013. Written premiums ceded under this agreement totaled $43.4 million during the three months ended June 30, 2013 and $70.5 million since inception.

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

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiaries Affirmative Insurance Company (AIC) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC from VFIC under the reinsurance agreement. Accordingly, AIC and VFIC entered into a Security Fund Agreement in September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At June 30, 2013, the VFIC Trust held $16.6 million (after cumulative withdrawals of $8.9 million through June 30, 2013), consisting of a $14.6 million U.S. Treasury money market account and $2.0 million of corporate bonds rated BBB+ or higher, to collateralize the $13.5 million net recoverable from VFIC.

At June 30, 2013, $2.5 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC under a reinsurance agreement with VIG affiliated companies. Affirmative established a trust account to secure the Company’s obligations under this reinsurance contract, which currently holds $15.7 million in a money market cash equivalent account (the AIC Trust). Cumulative withdrawals by the Special Deputy Receiver of $2.1 million were made through June 30, 2013.

As part of the terms of the acquisition of AIC, VIG indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of June 30, 2013, all such unaffiliated reinsurers had A.M. Best ratings of “A–” or better.

Item 4.	Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the U.S. Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of June 30, 2013. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

The Company breached the leverage and interest coverage ratio covenants as of March 31, 2013, and the leverage ratio covenant as of June 30, 2013, as discussed in Note 1 to the consolidated financial statements.

The Illinois Department of Insurance approved management’s plan to cure the deficiency related to the requirement to maintain an amount of qualifying investments by June 30, 2013, as discussed in Note 1 to the consolidated financial statements. As of June 30, 2013, AIC was in compliance with the reserve requirement.

Except as noted above, there were no material changes with respect to those risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the year ended December 31, 2012.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 6.	Exhibits

10.1* Addendum No. 2 (effective June 30, 2013) to the Interests and Liabilities Agreement of Greenlight Reinsurance, Ltd. with respect to the Automobile Quota Share Reinsurance Contract, effective March 31, 2013

10.2* Eighth Amendment to Credit Agreement, dated as of August 14, 2013, among Affirmative Insurance Holdings, Inc., as Borrower, the lenders party thereto, and U.S. Bank National Association, as administrative agent and collateral agent

10.3   Second Amendment to Forbearance and Waiver Agreement among Affirmative Insurance Holdings, Inc., as Borrower, the lenders party thereto, and U.S. Bank National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2013, File No. 000-50795)

10.4* Third Amendment to Forbearance and Waiver Agreement among Affirmative Insurance Holdings, Inc., as Borrower, the lenders party thereto, and U.S. Bank National Association, as administrative agent and collateral agent

31.1* Certification of Michael J. McClure, Acting Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of Michael J. McClure, Acting Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 The following materials from Affirmative Insurance Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Stockholders’ Equity (Deficit), (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements, including detailed tagging of footnotes and schedules.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: August 14, 2013	By:	/s/ Michael J. McClure
Michael J. McClure
Acting Chief Executive Officer (and in his capacity as Principal Financial Officer)