Form 10-Q
period 2013-09-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2013-11-14
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of November 11, 2013: 15,408,358

AFFIRMATIVE INSURANCE HOLDINGS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Available-for-sale securities, at fair value	$70,055	$47,748
Other invested assets	3,991	3,390
Cash and cash equivalents	40,570	38,176
Fiduciary and restricted cash	843	569
Accrued investment income	495	284
Premiums and fees receivable, net	62,110	29,431
Premium finance receivable, net	—	38,942
Commissions receivable	—	1,869
Receivable from reinsurers	150,458	120,601
Deferred acquisition costs, net asset	—	98
Income taxes receivable	—	150
Investment in real property, net	10,457	10,996
Property and equipment (net of accumulated depreciation of $62,484 for 2013 and $60,242 for 2012)	15,399	22,571
Other intangible assets (net of accumulated amortization of $7,665 for 2012)	1,501	14,265
Prepaid expenses	7,111	6,318
Other assets (net of allowance for doubtful accounts of $7,739 for 2013 and $7,213 for 2012)	23,040	2,987

Total assets	$386,030	$338,395

Liabilities and Stockholders’ Deficit
Liabilities:
Reserves for losses and loss adjustment expenses	$126,756	$138,854
Unearned premium	86,591	72,861
Amounts due to reinsurers	55,533	27,286
Due to third-party carriers	8,800	2,617
Deferred revenue	7,118	6,117
Capital lease obligation	5,326	7,513
Debt	131,814	176,165
Income taxes payable	3,974	—
Deferred tax liability	—	3,178
Deferred acquisition costs, net liability	5,346	—
Other liabilities	45,478	37,058

Total liabilities	476,736	471,649

Stockholders’ deficit:
Common stock, $0.01 par value; 75,000,000 shares authorized, 18,202,221 shares issued and 15,408,358 shares outstanding at September 30, 2013 and at December 31, 2012	182	182
Additional paid-in capital	166,996	166,749
Treasury stock, at cost (2,793,863 shares at September 30, 2013 and December 31, 2012)	(32,910)	(32,910)
Accumulated other comprehensive loss	(1,549)	(998)
Retained deficit	(223,425)	(266,277)

Total stockholders’ deficit	(90,706)	(133,254)

Total liabilities and stockholders’ deficit	$386,030	$338,395

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Net premiums earned	$30,802	$35,261	$121,792	$104,377
Commission income, fees and managing general agent revenue	21,958	14,879	65,991	45,991
Net investment income	542	819	1,965	2,572
Net realized gains	8	192	37	921
Other income	—	4	123	504

Total revenues	53,310	51,155	189,908	154,365

Expenses
Net losses and loss adjustment expenses	33,725	25,397	103,531	77,786
Selling, general and administrative expenses	24,525	24,097	80,728	74,529
Depreciation and amortization	1,776	2,414	5,562	7,044

Total expenses	60,026	51,908	189,821	159,359

Operating income (loss)	(6,716)	(753)	87	(4,994)
Gain on sale of retail business	65,325	—	65,325	—
Loss on extinguishment of debt	(4,193)	—	(4,193)	—
Interest expense	(5,917)	(4,802)	(17,149)	(14,568)
Goodwill and other intangible assets impairment	—	(23,692)	—	(23,692)

Income (loss) before income tax expense	48,499	(29,247)	44,070	(43,254)
Income tax expense	881	211	1,218	379

Net income (loss)	$47,618	$(29,458)	$42,852	$(43,633)

Basic income (loss) per common share:
Net income (loss)	$3.09	$(1.91)	$2.78	$(2.83)

Diluted income (loss) per common share:
Net income (loss)	$3.02	$(1.91)	$2.76	$(2.83)

Weighted average common shares outstanding:
Basic	15,408	15,408	15,408	15,408

Diluted	15,772	15,408	15,531	15,408

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$47,618	$(29,458)	$42,852	$(43,633)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities arising during period	148	(15)	(519)	172
Reclassification adjustment for realized gains included in net income (loss)	(9)	(190)	(32)	(800)

Other comprehensive income (loss), net	139	(205)	(551)	(628)

Total comprehensive income (loss)	$47,757	$(29,663)	$42,301	$(44,261)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(in thousands, except share data)

	Nine Months Ended September 30,
	2013		2012
	Shares	Amounts	Shares	Amounts
Common stock
Balance at beginning of year and end of period	18,202,221	$182	18,202,221	$182

Additional paid-in capital
Balance at beginning of year		166,749		166,342
Stock-based compensation		247		271

Balance at end of period		166,996		166,613

Treasury stock
Balance at beginning of year and end of period	2,793,863	(32,910)	2,793,863	(32,910)

Accumulated other comprehensive loss
Balance at beginning of year		(998)		(227)
Unrealized loss on available-for-sale investment securities		(551)		(628)

Balance at end of period		(1,549)		(855)

Retained Deficit
Balance at beginning of year		(266,277)		(214,364)
Net income (loss)		42,852		(43,633)

Balance at end of period		(223,425)		(257,997)

Total stockholders’ deficit		$(90,706)		$(124,967)

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$42,852	$(43,633)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,101	7,644
Stock-based compensation expense	247	254
Amortization of debt modification costs	748	280
Amortization of debt discount	4,421	2,930
Net realized gains from sales of available-for-sale securities	(32)	(800)
Fair value gain on investment in hedge fund	(601)	(411)
Gain on disposal of assets	(6)	(121)
Gain on sale of retail business	(65,325)	—
Amortization of premiums on investments, net	402	1,271
Provision for doubtful accounts	170	609
Paid-in-kind interest	1,433	939
Loss on extinguishment of debt	4,193	—
Goodwill and other intangible assets impairment	—	23,692
Change in operating assets and liabilities:
Fiduciary and restricted cash	(274)	1,910
Premiums, fees and commissions receivable, net	(12,757)	(6,561)
Reserves for losses and loss adjustment expenses	(12,098)	(40,513)
Amounts due from reinsurers	(1,610)	4,861
Due to third-party carriers	9,772	120
Premium finance receivable, net (related to our insurance premiums)	(3,932)	(3,565)
Deferred revenue	2,753	1,151
Unearned premium	13,730	9,429
Deferred acquisition costs, net	5,444	(5,262)
Deferred taxes	(3,178)	252
Income taxes receivable	4,124	723
Other	4,051	(6,921)

Net cash provided by (used in) operating activities	628	(51,722)

Cash flows from investing activities
Proceeds from sale of retail business, net of cash sold	79,270	—
Proceeds from sales of available-for-sale securities	297	33,730
Proceeds from maturities of available-for-sale securities	35,877	26,791
Purchases of available-for-sale securities	(50,427)	(8,839)
Premium finance receivable, net (related to third-party insurance premiums)	(281)	157
Purchases of property and equipment	(746)	(1,170)
Proceeds from insurance recoveries	—	30

Net cash provided by investing activities	63,990	50,699

Cash flows from financing activities
Borrowings under senior secured credit facility effective January 2007	12,500	—
Borrowings under credit facilities effective September 2013	48,000	—
Principal payments under capital lease obligations	(2,187)	(4,010)
Principal payments on senior secured credit facility effective January 2007	(120,192)	(3,277)
Principal payments on mortgage security agreement	(826)	—
Issuance of mortgage security agreement	4,809	—
Debt issuance costs paid	(787)	—
Bank overdrafts	(3,541)	4,164

Net cash used in financing activities	(62,224)	(3,123)

Net increase (decrease) in cash and cash equivalents	2,394	(4,146)
Cash and cash equivalents at beginning of year	38,176	28,559

Cash and cash equivalents at end of period	$40,570	$24,413

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,824	$7,666
Cash paid for income taxes	390	335
Disclosure of non-cash information:
Debt issuance costs	3,000	—

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

Prior to 2013, the Company incurred losses from operations over the last four years, including a net loss of $51.9 million for the year ended December 31, 2012. The Company’s losses over this time period were primarily due to underwriting losses, significant revenue declines and expenses declining less than the amount of revenue declines and goodwill impairments. The loss from operations was the result of prior pricing issues in some states in which the Company has taken significant pricing and underwriting actions to address profitability, losses from states that the Company has exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses. As a result of declining performance, the Company breached the leverage ratio covenant under the senior secured credit facility as of September 30, 2012; however, the lenders for the facility agreed to waive such event of default. The Company breached the leverage, interest coverage and risk-based capital ratio covenants (Financial Covenants) as of December 31, 2012, the leverage and interest coverage ratio covenants as of March 31, 2013, and the leverage ratio covenant as of June 30, 2013. The Required Lenders under the facility agreed to temporarily forbear from exercising their rights and remedies under the facility until the earlier of September 30, 2013 or the occurrence of a further event of default under the facility. The facility was refinanced and fully extinguished on September 30, 2013.

The Illinois Insurance Code includes an annual reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined, as of fiscal year end. As of December 31, 2012, Affirmative Insurance Company (AIC) was deficient in meeting the qualifying investments requirement by $16.5 million. As required by the Illinois Department of Insurance, management submitted a plan to cure the deficiency as of June 30, 2013, which was approved by the Illinois Department of Insurance. As of June 30, 2013, AIC was in compliance with the reserve requirement. The next measurement date is December 31, 2013.

At December 31, 2012, the Company’s history of recurring losses from operations, its failure to comply with the Financial Covenants in its senior secured credit facility, its failure to comply with the Illinois Department of Insurance reserve requirement, and substantial liquidity needs the Company would face when the senior secured credit facility was set to expire in January 2014 raised substantial doubt about the Company’s ability to continue as a going concern.

The Company has taken additional actions to address its liquidity concerns including:

•	Sale of retail business – On September 30, 2013, the Company sold its retail agency distribution business for $101.8 million plus the potential to receive an additional $20.0 million of cash proceeds. See Note 3.

•	Debt refinancing – The Company used proceeds from the sale of the retail agency distribution business and two new debt arrangements to replace the existing senior secured credit facility. The Company’s new debt arrangement consists of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017. See Note 7.

•	Management has taken and will continue to pursue appropriate actions to improve the underwriting results.

Management believes these actions will enable the Company to meet its liquidity needs and maintain its debt covenants compliance and comply with the Illinois Department of Insurance reserve requirement. However, there can be no assurance that this will occur. Since the sale of the retail business and debt refinancing just occurred on September 30 and there has not been sufficient time to fully evaluate the impacts of these changes, along with a history of recurring losses from operations, substantial doubt about the Company’s ability to continue as a going concern remains at this time.

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

3. Sale of the Retail Business

On September 30, 2013, the Company sold its retail agency distribution business to Confie Seguros (Confie). The Company’s retail agency distribution business consisted of 195 retail locations in Louisiana, Alabama, Texas, Illinois, Indiana, Missouri, Kansas, South Carolina and Wisconsin and two premium finance companies (the retail business). Proceeds from the sale were $101.8 million in cash with the potential to receive an additional $20.0 million of cash proceeds. The initial $101.8 million of cash proceeds included $20.0 million placed in an escrow account which is included in other assets on the balance sheet. The funds held in escrow will, dependent upon the risk-based capital status of Affirmative Insurance Company (AIC), be utilized to either infuse capital into AIC or pay down debt. The risk-based capital measurement will be made quarterly as of September 30, 2013 through June 30, 2014. The initial cash proceeds also included a preliminary working capital adjustment of $1.8 million as of September 30, 2013. This amount is subject to adjustment and review by the purchaser pending final determination in the fourth quarter.

The Company may receive up to an additional $20.0 million of proceeds that could be used to pay down debt or infuse capital into AIC. The additional proceeds are contingent on AIC meeting certain risk-based capital thresholds. The measurement begins as of June 30, 2014 and can be achieved quarterly through December 31, 2015. In the best case scenario, the Company would receive an additional $10.0 million of proceeds based on the risk-based capital measurement as of June 30, 2014, and an additional $10.0 million of proceeds based on the measurement as of September 30, 2014. These contingent proceeds will be recognized in future periods as risk-based capital measurement thresholds are achieved.

In connection with the sale of the retail business, the Company also entered into a distribution agreement pursuant to which the purchaser will continue to produce insurance business for the Company’s insurance subsidiaries at least until the earlier of December 15, 2015, or when Confie’s obligation to pay the contingent proceeds pursuant to the purchase agreement is discharged. Among other things, the distribution agreement sets forth the terms and conditions under which Confie will produce insurance business for the Company after the closing and includes terms designed to preserve the volume of business produced by the retail business for the Company as of the closing. In turn, the distribution agreement obligates the Company’s insurance subsidiaries to maintain their underwriting capacity in the markets where the retail business operates for the duration of the distribution agreement, including certain restrictions on increasing fees and rates beyond certain thresholds without Confie’s consent. Additionally, Confie will continue to provide premium financing capability for the Company’s policies, including for business written through independent agencies in certain markets, and the parties will share equally in any increased profits from premium financing independent agency business during the term of the distribution agreement. Due to the Company’s significant continuing involvement as the underwriter for business produced by the retail agency distribution business and the ongoing premium finance arrangements, the operating activities of the retail agency distribution are not reflected as discontinued operations as of September 30, 2013.

The Company realized a pretax gain on the sale of $65.3 million. The Company’s consolidated results of operations include the retail business’s results of operations through the date of the sale, September 30, 2013. The net assets sold comprised of (in thousands):

September 30, 2013
Assets
Cash and cash equivalents	$2,529
Premium finance and commission receivable	25,458
Other intangible assets	12,764
Other assets	3,455

Total Assets	$44,206

Liabilities
Due to third-party carriers	$3,589
Other liabilities	6,974

Total Liabilities	10,563
Net Assets	$33,643

Intercompany balances between the Company and the retail subsidiaries sold which were previously eliminated are now reflected in the consolidated financial statements gross of intercompany impact, including premiums and fees receivable and due to third party carriers of $20.9 million.

4. Available-for-Sale Investment Securities

The Company’s available-for-sale investment securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive loss, a separate component of stockholders’ deficit. No income tax effect of unrealized gains and losses is reflected in other comprehensive income (loss) due to the Company carrying a full deferred tax valuation allowance. Gains and losses realized on the disposition of investment securities are determined on the specific-identification basis and credited or charged to income at the time of disposal.

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at September 30, 2013 and December 31, 2012, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2013
U.S. Treasury and government agencies	$18,690	$66	$(38)	$18,718
Mortgage-backed securities	3,983	10	(34)	3,959
States and political subdivisions	3,331	74	—	3,405
Corporate debt securities	33,751	165	(307)	33,609
Certificates of deposit	10,310	54	—	10,364

Total	$70,065	$369	$(379)	$70,055

December 31, 2012
U.S. Treasury and government agencies	$11,354	$112	$—	$11,466
States and political subdivisions	3,535	107	(3)	3,639
Corporate debt securities	19,108	262	(1)	19,369
Certificates of deposit	13,210	65	(1)	13,274

Total	$47,207	$546	$(5)	$47,748

For additional disclosures regarding methods and assumptions used in estimating fair values of these securities see Note 14.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at September 30, 2013 by contractual maturity were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Fixed maturities:
Due in one year or less	$26,073	$26,098
Due after one year through five years	32,523	32,595
Due after five years through ten years	7,486	7,403
Mortgage-backed securities	3,983	3,959

Total	$70,065	$70,055

Gross realized gains and losses on available-for-sale investments for the nine months ended September 30 were as follows (in thousands):

	2013	2012
Gross gains	$40	$921
Gross losses	(8)	(121)

Total	$32	$800

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at September 30, 2013 and December 31, 2012, the estimated fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	September 30, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$11,973	$(38)	$—	$—	$11,973	$(38)
Mortgage-backed securities	2,648	(34)	—	—	2,648	(34)
Corporate debt securities	23,497	(307)	—	—	23,497	(307)

Total	$38,118	$(379)	$—	$—	$38,118	$(379)

	December 31, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
States and political subdivisions	$—	$—	$71	$(3)	$71	$(3)
Corporate debt securities	979	(1)	—	—	979	(1)
Certificates of deposit	499	(1)	—	—	499	(1)

Total	$1,478	$(2)	$71	$(3)	$1,549	$(5)

The Company’s portfolio contained approximately 50 and 16 individual investment securities that were in an unrealized loss position as of September 30, 2013 and December 31, 2012, respectively.

The unrealized losses at September 30, 2013 were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. On a quarterly basis, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, duration and extent to which the fair value is less than cost. If the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment may be triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). The Company also considers potential adverse conditions related to the financial health of the issuer based on rating agency actions. As a result of management’s quarterly analyses for the nine-month periods ended September 30, 2013 and 2012, no individual securities were other-than-temporarily impaired.

As of September 30, 2013, certificates of deposit in the amount of $5.4 million were pledged as collateral associated with the capital lease related to certain computer software, software licenses, and hardware used in the Company’s insurance operations. See Note 8 for discussion of the associated capital lease obligation. In addition, a $5.0 million certificate of deposit was pledged as collateral associated with a third-party credit card processor.

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

In March 2013, the Company entered into a new quota-share agreement with this third-party reinsurance company effective March 31, 2013, under which the Company cedes 40% for the same four states as the expiring agreement. This agreement is through December 31, 2013, but has automatic one-year renewals unless either party provides notice of intent not to renew within 75 days. This agreement was amended effective June 30, 2013, under which the Company will cede an additional 40% for the same four states for the remainder of 2013. Written premiums ceded under this agreement totaled $44.6 million during the three months ended September 30, 2013 and $115.1 million since inception.

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

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Three Months Ended September 30,
	2013			2012
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$78,061	$74,560	$65,518	$50,667	$44,665	$28,837
Reinsurance assumed	—	—	(319)	9,095	9,997	7,538
Reinsurance ceded	(44,950)	(43,758)	(31,474)	(21,252)	(19,401)	(10,978)

Total	$33,111	$30,802	$33,725	$38,510	$35,261	$25,397

	Nine Months Ended September 30,
	2013			2012
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$231,921	$206,835	$160,834	$143,313	$135,688	$93,234
Reinsurance assumed	(11,812)	—	4	29,115	26,925	21,559
Reinsurance ceded	(110,437)	(85,043)	(57,307)	(45,889)	(58,236)	(37,007)

Total	$109,672	$121,792	$103,531	$126,539	$104,377	$77,786

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Selling, general and administrative expenses	$(13,734)	$(7,059)	$(27,485)	$(19,430)

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	September 30, 2013	December 31, 2012
Losses and loss adjustment expense reserves	$70,239	$67,166
Unearned premium reserve	50,022	24,628

Total	$120,261	$91,794

The table below presents the total amount of receivables due from reinsurers as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Quota-share reinsurer for agreements effective September 1, 2011 and March 31, 2013	$95,824	$53,195
Michigan Catastrophic Claims Association	36,106	39,652
Vesta Insurance Group	13,425	13,674
Excess of loss reinsurers	3,810	5,521
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and January 1, 2011	(1,122)	5,800
Other	2,415	2,759

Total reinsurance receivable	$150,458	$120,601

The quota-share reinsurers and the excess of loss reinsurers all have at least A ratings from A.M. Best. Accordingly, the Company believes there is minimal credit risk related to these reinsurance receivables. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), AIC had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. At September 30, 2013, the VFIC Trust held $16.6 million (after cumulative withdrawals of $9.0 million through September 30, 2013), consisting of $15.6 million of a U.S. Treasury money market account held in cash and cash equivalents, and $1.0 million of corporate bonds rated BBB+ or higher, to collateralize the $13.4 million net recoverable from VFIC.

AIC established a trust to secure the Company’s obligation under the county mutual reinsurance contract with a balance of $15.0 million and $27.7 million as of September 30, 2013 and December 31, 2012, respectively, of which $1.7 million and $9.9 million was held in cash equivalents as of September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, $2.5 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC under a reinsurance agreement with a VIG-affiliated company. Affirmative established a trust account to secure the Company’s obligations under this reinsurance contract, which currently holds $15.7 million in a money market cash equivalent account (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through September 2013, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through September 2013.

6. Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commissions and premium taxes, net of ceding commission income, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization expense were as follows for the three months ended September 30, 2013 and 2012 (in thousands):

	Gross	Ceded	Net
Balance at July 1, 2013	$8,908	$(14,398)	$(5,490)
Additions	8,802	(13,218)	(4,416)
Amortization	(8,304)	12,864	4,560

Ending balance at September 30, 2013	$9,406	$(14,752)	$(5,346)

Balance at July 1, 2012	$4,961	$(6,398)	$(1,437)
Additions	5,051	(6,014)	(963)
Amortization	(4,286)	5,484	1,198

Ending balance at September 30, 2012	$5,726	$(6,928)	$(1,202)

The components of deferred policy acquisition costs and the related amortization expense were as follows for the nine months ended September 30, 2013 and 2012 (in thousands):

	Gross	Ceded	Net
Balance at January 1, 2013	$7,111	$(7,013)	$98
Additions	25,040	(32,467)	(7,427)
Amortization	(22,745)	24,728	1,983

Ending balance at September 30, 2013	$9,406	$(14,752)	$(5,346)

Balance at January 1, 2012	$3,668	$(10,132)	$(6,464)
Additions	13,741	(13,176)	565
Amortization	(11,683)	16,380	4,697

Ending balance at September 30, 2012	$5,726	$(6,928)	$(1,202)

7. Debt

The Company’s long-term debt instruments and balances outstanding at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,129	20,140

Total notes payable	76,831	76,842
Senior secured credit facility effective January 2007, net of discount	—	99,323
Senior secured credit facility effective September 2013, net of discount	38,000	—
Subordinated secured credit facility	13,000	—
Mortgage payable	3,983	—

Total long-term debt	$131,814	$176,165

Notes payable

The $30.9 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of September 30, 2013 was 3.85%.

The $25.8 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of September 30, 2013 was 3.80%.

On February 28, 2012, the Company exercised its right to defer interest payments on the two notes payable mentioned above beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to the Company’s unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of September 30, 2013. The Company will continue to accrue interest on the principal during the interest deferral period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the interest deferral period and totaled $4.0 million as of September 30, 2013.

The $20.1 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.95%. The interest rate as of September 30, 2013 was 4.20%.

Senior and subordinated secured facilities

In August 2013, a new class of loans to be borrowed under the senior secured credit facility was created allowing for an additional tranche of incremental term loan (ITL B). Under the ITL B, the Company borrowed $12.5 million which was contributed to our subsidiary, LIFCO, LLC to pay off an intercompany note due AIC.

On September 30, 2013, the Company replaced its existing senior credit facility with the proceeds from the sale of the retail business and with proceeds from two new debt arrangements. The Company’s new debt arrangement consisted of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017.

The pricing under the senior secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 7.25%. The interest rate as of September 30, 2013 was 8.50%. As of September 30, 2013, the principal balance of the senior secured credit facility was $40.0 million. The senior secured credit facility was issued at a discount of $2.0 million that will be amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of September 30, 2013 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. As of September 30, 2013, the principal balance of the subordinated secured credit facility was $13.0 million.

The Company recorded a $4.2 million pretax loss on extinguishment of debt as a result of the refinancing for the period ended September 30, 2013. The $4.2 million debt extinguishment loss resulted from the write-off of $2.2 million of deferred debt issuance costs and unamortized discount relating to the senior secured credit facility effective January 2007, $1.4 million of legal fees and a $0.6 million prepayment premium.

New debt issuance costs of $4.4 million were capitalized and will be amortized to interest expense over the expected term of the new credit agreements.

Mortgage payable

In March 2013, the Company, through one of its indirect, wholly-owned subsidiaries, entered into a $4.8 million loan secured by commercial real estate to provide liquidity to AIC. The loan is evidenced by a promissory note secured by a mortgage security agreement and assignment of leases and rents on real estate located in Baton Rouge, Louisiana, which is held as investment in real property on the consolidated balance sheet. The loan is included in debt on the consolidated balance sheet.

The mortgage bears interest at a per annum fixed rate of 4.95%. The mortgage requires monthly payments of principal and interest with the final payment due on the maturity date of December 15, 2015. As security for payments, the Company assigned rents due under the lease to a trustee. Pursuant to an escrow and servicing agreement, the trustee will receive rent due under the lease, make required payments due under the mortgage and maintain certain escrow accounts to pay for the necessary expenses of the property until the mortgage is paid in full. The principal balance of the mortgage payable was $4.0 million at September 30, 2013.

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

The remaining lease term is 20 months with monthly rental payments totaling approximately $0.3 million. Cash and securities pledged as collateral and held as available-for-sale securities were $6.7 million and $9.1 million as of September 30, 2013 and December 31, 2012, respectively.

Property under capital lease consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Computer software, software licenses and hardware	$17,106	$17,106
Accumulated depreciation	(11,444)	(9,751)

Computer software, software licenses and hardware, net	$5,662	$7,355

Estimated future lease payments for the years ending December 31 (in thousands):

Fourth quarter of 2013	$848
2014	3,390
2015	1,413

Total estimated future lease payments	5,651
Less: Amount representing interest	325

Present value of future lease payments	$5,326

9. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current tax expense	$4,195	$127	$4,396	$127
Deferred tax expense	(3,314)	84	(3,178)	252

Net income tax expense	$881	$211	$1,218	$379

The Company’s effective tax rate differed from the statutory rate of 35% for the three and nine months ended September 30 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income (loss) before income taxes	$48,499	$(29,247)	$44,070	$(43,254)
Tax provision computed at the federal statutory income tax rate	16,975	(10,237)	15,425	(15,139)
Increases (reductions) in tax resulting from:
Tax-exempt interest	(4)	(10)	(13)	(61)
State income taxes	3,453	40	3,593	335
IRS audit settlement	—	—	—	(118)
Goodwill impairment	—	5,623	—	5,623
Valuation allowance	(19,552)	4,809	(17,811)	9,770
Other	9	(14)	24	(31)

Income tax expense	$881	$211	$1,218	$379

Effective tax rate	1.8%	(0.7%)	2.8%	(0.9%)

The gross deferred tax assets prior to recognition of valuation allowance were $86.2 million and $103.4 million at September 30, 2013 and December 31, 2012, respectively. In assessing the realizability of our deferred tax assets, the Company considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, the Company began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $85.2 million and $101.9 million at September 30, 2013 and December 31, 2012, respectively.

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

On March 20, 2013, the Company was served with a Class Action Petition for Damages and Penalties for Arbitrary and Capricious Behavior filed in the 13th Judicial District Court, Parish of Evangeline, Louisiana against USAgencies Casualty Insurance Company (USAgencies). The named plaintiffs allege that the denial of their first-party property damage claim based on USAgencies’ policy exclusion for driving under the influence of alcohol was arbitrary and capricious, and that USAgencies’ enforcement of the subject policy exclusion violates Louisiana public policy. On August 2, 2013, the Court ruled that USAgencies’ policy exclusion violated Louisiana public policy and was unenforceable. On August 30, 2013, USAgencies filed its application for supervisory writ with the Louisiana Third Circuit Court of Appeal, which was denied on November 5, 2013. The Company is now pursuing a regular appeal in the Louisiana Third Circuit Court of Appeal. At this time, no accurate estimate of the range of potential loss can be made.

11. Net Income (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares are calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Stock options outstanding of 1,195,883 for the three and nine months ended September 30, 2013 and 2,484,500 for the three and nine months ended September 30, 2012 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock or there was a net loss from operations in the period thus the inclusion would have been anti-dilutive. Diluted earnings per share are calculated using the treasury stock method.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$47,618	$(29,458)	$42,852	$(43,633)

Denominator:
Weighted average common shares outstanding	15,408	15,408	15,408	15,408
Weighted average effect of dilutive securities	364	—	123	—

Total Weighted average diluted shares outstanding	15,772	15,408	15,531	15,408

Basic income (loss) per common share	$3.09	$(1.91)	$2.78	$(2.83)

Diluted income (loss) per common share	$3.02	$(1.91)	$2.76	$(2.83)

12. Related Party Transactions

On September 30, 2013, the Company entered into a $10.0 million subordinated secured credit facility with JCF AFFM Debt Holdings, L.P., as Administrative Agent and Collateral Agent. JCF AFFM Debt Holdings, L.P. is an affiliate of J.C. Flowers & Co. LLC and New Affirmative LLC, the Company’s 51.0% majority shareholder. David I. Schamis is an employee of J.C. Flowers & Co. LLC and a member of the Company’s Board of Directors. Mr. Schamis is also a limited partner of JCF AFFM Debt Holdings, L.P.

13. Disclosures for Items Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of accumulated other comprehensive income (loss), including reclassification adjustments (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Beginning balance	$(1,688)	$(998)
Other comprehensive income (loss) before reclassifications	148	(519)
Amounts reclassified from accumulated other comprehensive income (loss)	(9)	(32)

Net current period other comprehensive income (loss)	139	(551)

Ending balance	$(1,549)	$(1,549)

Net gain in accumulated other comprehensive income (loss) reclassifications for previously unrealized net gains on available-for-sale securities was $9 thousand and $32 thousand for the three and nine months ended September 30, 2013, respectively. The gain was not net of any taxes due to the valuation allowance for deferred income taxes.

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

Financial assets measured at fair value on a recurring basis

The following table provides information as of September 30, 2013 about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$18,718	$18,718	$—	$—
Mortgage-backed securities	3,959	—	3,959	—
States and political subdivisions	3,405	—	3,405	—
Corporate debt securities	33,609	—	33,609	—
Certificates of deposit	10,364	—	10,364	—

Total investment securities	70,055	18,718	51,337	—
Other invested assets	3,991	—	—	3,991

Total assets	$74,046	$18,718	$51,337	$3,991

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

Level 3 Financial assets

At September 30, 2013, the Company’s Level 3 financial assets include an investment in a hedge fund, which is presented as other invested assets in the consolidated balance sheets. The Company elected the fair value option for its investment in the hedge fund and measures the fair value of the hedge fund on the basis of the net asset value of the fund as reported by the fund manager. The hedge fund is primarily invested in residential mortgage-backed securities and other asset-backed securities which are recorded at fair value as determined by the fund manager. Such fair value determination is based on quoted marked prices, bid prices, or the fund manager’s proprietary valuation models where quoted prices are unavailable or deemed to be inadequately representative of fair value. Significant decreases in the fair value of the underlying securities in the hedge fund would result in a significantly lower fair value measurement of other invested assets as reported in the consolidated balance sheets.

Fair value measurements for assets in Level 3 for the three months ended September 30, 2013 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at July 1, 2013	$3,926
Transfers into Level 3	—
Total gains included in earnings as net investment income	65
Settlements	—

Balance at September 30, 2013	$3,991

Fair value measurements for assets in Level 3 for the three months ended September 30, 2012 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at July 1, 2012	$3,098
Transfers into Level 3	—
Total gains included in earnings as net investment income	211
Settlements	—

Balance at September 30, 2012	$3,309

Fair value measurements for assets in Level 3 for the nine months ended September 30, 2013 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2013	$3,390
Transfers into Level 3	—
Total gains included in earnings as net investment income	601
Settlements	—

Balance at September 30, 2013	$3,991

Fair value measurements for assets in Level 3 for the nine months ended September 30, 2012 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2012	$2,898
Transfers into Level 3	—
Total gains included in earnings as net investment income	411
Settlements	—

Balance at September 30, 2012	$3,309

The Company did not have any transfers between Levels 1 and 2 during the three or nine month periods ended September 30, 2013 and 2012.

Financial Instruments Disclosed, But Not Carried, At Fair Value

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

The following table presents the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at September 30, 2013 and the level within the fair value hierarchy (in thousands):

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$40,570	$40,570	$40,570	$—	$—
Fiduciary and restricted cash	843	843	843	—	—

Total	$41,413	$41,413	$41,413	$—	$—

Liabilities:
Notes payable	$76,831	$12,525	$—	$—	$12,525
Senior secured credit facility	38,000	38,000	—	—	38,000
Subordinated secured credit facility	13,000	13,000	—	—	13,000
Mortgage payable	3,983	3,983	—	—	3,983

Total	$131,814	$67,508	$—	$—	$67,508

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

The fair values of the notes payable and the senior secured credit facility effective January 2007 were estimated using discounted cash flows analyses prepared by a third-party valuation source based on inputs and assumptions, such as credit and default risk associated with the debt. The senior secured credit facility effective September 2013 and the subordinated secured credit facility fair values approximate their value at the date of issuance. The mortgage payable reported at par value approximates its fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a producer of non-standard personal automobile insurance policies for individual consumers in targeted geographic markets. Non-standard personal automobile insurance policies provide coverage to drivers who find it difficult to obtain insurance from standard automobile insurance companies due to their lack of prior insurance, age, driving record, limited financial resources or other factors. Non-standard personal automobile insurance policies generally require higher premiums than standard automobile insurance policies for comparable coverage.

As of September 30, 2013, our subsidiaries included insurance companies licensed to write insurance policies in 39 states, 2 underwriting agencies and service companies. We are also party to an agreement with an unaffiliated underwriting agency in the state of California. We are currently distributing our own insurance policies through approximately 5,300 independent agents or brokers in 7 states (Louisiana, California, Texas, Alabama, Illinois, Indiana and Missouri).

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

Prior to 2013, we incurred losses from operations over the last four years, including a net loss of $51.9 million for the year ended December 31, 2012. Losses over this time period were primarily due to underwriting losses, significant revenue declines and expenses declining less than the amount of revenue declines and goodwill impairments. The loss from operations was the result of prior pricing issues in some states in which we have taken significant pricing and underwriting actions to address profitability, losses from states that we have exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses. As a result of declining performance, we have breached the leverage ratio covenant under the senior secured credit facility as of September 30, 2012; however, the lenders for the facility agreed to waive such event of default. We breached the leverage, interest coverage and risk-based capital ratio covenants (Financial Covenants) as of December 31, 2012, the leverage and interest coverage ratio covenants as of March 31, 2013, and the leverage ratio as of June 30, 2013. The Required Lenders under the facility agreed to temporarily forbear from exercising their rights and remedies under the facility until the earlier of September 30, 2013 or the occurrence of a further event of default under the facility. The facility was refinanced and fully extinguished on September 30, 2013.

The Illinois Insurance Code includes an annual reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined, as of fiscal year end. As of December 31, 2012, AIC was deficient in meeting the qualifying investments requirement by $16.5 million. As required by the Illinois Department of Insurance, we submitted a plan to cure the deficiency as of June 30, 2013, which was approved by the Illinois Department of Insurance. As of June 30, 2013, AIC was in compliance with the reserve requirement. The next measurement date is December 31, 2013.

At December 31, 2012, our history of recurring losses from operations, our failure to comply with the Financial Covenants in our senior secured credit facility, our failure to comply with the Illinois Department of Insurance reserve requirement, and substantial liquidity needs we would face when the senior secured credit facility was set to expire in January 2014 raised substantial doubt about our ability to continue as a going concern.

We have taken additional actions to address our liquidity concerns including:

•	Sale of retail business – On September 30, 2013, we sold our retail agency distribution business for $101.8 million plus the potential to receive an additional $20.0 million of cash proceeds. See Note 3.

•	Debt refinancing – We used proceeds from the sale of the retail agency distribution business and two new debt arrangements to replace the existing senior secured credit facility. Our new debt arrangement consists of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017. See Note 7.

•	Management has taken and will continue to pursue appropriate actions to improve the underwriting results.

Management believes these actions will enable us to meet our liquidity needs and maintain our debt covenants compliance and comply with the Illinois Department of Insurance reserve requirement. However, there can be no assurance that this will occur. Since the sale of the retail business and debt refinancing just occurred on September 30 and there has not been sufficient time to fully evaluate the impacts of these changes, along with a history of recurring losses from operations, substantial doubt about our ability to continue as a going concern remains at this time.

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

SALE OF RETAIL BUSINESS

On September 30, 2013, we sold our retail agency distribution business to Confie Seguros (Confie). Our retail agency distribution business consisted of 195 retail locations in Louisiana, Alabama, Texas, Illinois, Indiana, Missouri, Kansas, South Carolina and Wisconsin and two premium finance companies (the retail business). Proceeds from the sale were $101.8 million in cash with the potential to receive an additional $20.0 million of cash proceeds. The initial $101.8 million of cash proceeds included $20.0 million placed in an escrow account which is included in other assets on the balance sheet. The funds held in escrow will, dependent upon the risk-based capital status of Affirmative Insurance Company (AIC), be utilized to either infuse capital into AIC or pay down debt. The risk-based capital measurement will be made quarterly as of September 30, 2013 through June 30, 2014. The initial cash proceeds also included a preliminary working capital adjustment of $1.8 million as of September 30, 2013. This amount is subject to adjustment and review by the purchaser pending final determination in the fourth quarter.

We may receive up to an additional $20.0 million of proceeds that could be used to pay down debt or infuse capital into AIC. The additional proceeds are contingent on AIC meeting certain risk-based capital thresholds. The measurement begins as of June 30, 2014 and can be achieved quarterly through December 31, 2015. In the best case scenario, the Company would receive an additional $10.0 million of proceeds based on the risk-based capital measurement as of June 30, 2014, and an additional $10.0 million of proceeds based on the measurement as of September 30, 2014. These contingent proceeds will be recognized in future periods as risk-based measurement thresholds are achieved.

In connection with the sale of the retail business, we also entered into a distribution agreement pursuant to which the purchaser will continue to produce insurance business for our insurance subsidiaries at least until the earlier of December 15, 2015, or when Confie’s obligation to pay the contingent proceeds pursuant to the purchase agreement is discharged. Among other things, the distribution agreement sets forth the terms and conditions under which Confie will produce insurance business for the Company after the closing and includes terms designed to preserve the volume of business produced by the retail business for the Company as of the closing. In turn, the distribution agreement obligates our insurance subsidiaries to maintain their underwriting capacity in the markets where the retail business operates for the duration of the distribution agreement, including certain restrictions on increasing fees and rates beyond certain thresholds without Confie’s consent. Additionally, Confie will continue to provide premium financing capability for the Company’s policies, including for business written through independent agencies in certain markets, and the parties will share equally in any increased profits from premium financing independent agency business during the term of the distribution agreement. Due to the Company’s significant continuing involvement as the underwriter for business produced by the retail agency distribution business and the ongoing premium finance arrangements, the operating activities of the retail agency distribution are not reflected as discontinued operations as of September 30, 2013.

The Company realized a pretax gain on the sale of $65.3 million. The Company’s consolidated results of operations include the retail business’s results of operations through the date of the sale, September 30, 2013.

MEASUREMENT OF PERFORMANCE

We are an insurance holding company engaged in the underwriting and servicing of non-standard personal automobile insurance policies and related products and services. Until September 30, 2013, we distributed our products through three distinct distribution channels: our retail stores, independent agents and unaffiliated underwriting agencies. We generate earned premiums and fees from policyholders through the sale of our insurance products. In addition, through our retail stores, we sold insurance policies of third-party insurers and other products or services of unaffiliated third-party providers and thereby earned commission income from those third-party providers and insurers and fees from the customers.

As part of our corporate strategy, we treated our retail stores as independent agents (except those in Louisiana and Alabama), encouraging them to sell to their individual customers whatever products are most appropriate for and affordable to those customers. We believed that this offered our retail customers the best combination of service and value, developing stronger customer loyalty and improving customer retention. In practice, this meant that in our retail stores, the relative proportion of the sales of our own insurance products as compared to the sales of the third-party policies would vary depending upon the competitiveness of our insurance products in the marketplace during the period. This reflected our intention of maintaining the margins in our insurance company subsidiaries, even at the cost of business lost to third-party carriers.

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

Premiums. One measurement of our performance is the level of gross premiums written and a second measurement is the relative proportion of premiums written through our three distribution channels. The following table displays our gross premiums written and assumed by distribution channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Our underwriting agencies:
Retail agencies	$34,591	$37,208	$106,538	$115,874
Independent agencies	23,212	19,836	58,753	47,760

Subtotal	57,803	57,044	165,291	163,634
Unaffiliated underwriting agencies	20,258	2,718	54,818	8,794

Total	$78,061	$59,762	$220,109	$172,428

Total gross premiums written for the three months ended September 30, 2013 increased $18.3 million, or 30.6%, compared with the prior year quarter. Total gross premiums written for the nine months ended September 30, 2013 increased $47.7 million, or 27.7%, compared with the prior year period. Historically, we assumed premiums from a Texas county mutual insurance company (the county mutual) whereby we assumed 100% of the policies issued by the county mutual for business produced by our owned general agents. The county mutual did not retain any of this business and there were no loss limits other than the underlying policy limits. The assumed reinsurance agreement was terminated on January 1, 2013 on a cut-off basis and the third-party reinsurance company that the Company has had quota-share agreements with since September 2011 is assuming 100% of the business originated through the county mutual. However, we continue to serve as a general agent for this business. Unearned premium of $11.8 million was returned to the Texas county mutual as of January 1, 2013 related to the termination of the reinsurance agreement. If we had included the county mutual business production in the 2013 gross written premiums, the increase for the three and nine months ended September 30, 2013 would have been $27.1 million and $88.5 million, or 45.4% and 51.3%, respectively, compared with the prior year. This increase was primarily due to an increase in new business policies generated in Texas and California. We believe this growth in Texas and California was due to a number of competitors that had been aggressive on pricing in the past either exiting the marketplace or reducing their writings significantly.

In our retail distribution channel, gross premiums written consist of premiums written for our affiliated insurance carriers’ products only and do not include premiums written for third-party insurance carriers in our retail stores. We earn commission income and fees in our retail distribution channel for sales of third-party insurance policies.

The following represents gross premiums written produced by our retail agencies (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Our policies	$34,591	$37,208	$106,538	$115,874
Third-party carrier policies	16,149	11,532	48,949	38,301

Total	$50,740	$48,740	$155,487	$154,175

Gross premiums written of our policies in our retail distribution channel for the three and nine months ended September 30, 2013 decreased $2.6 million and $9.3 million, or 7.0% and 8.1%, respectively, compared with the prior year. Third-party policies for the three and nine months ended September 30, 2013 increased $4.6 million and $10.6 million, or 40.0% and 27.8%, respectively, compared with the prior year. Retail premium volume was impacted by the change in the Texas county mutual relationship as those policies are now classified as third-party carrier policies. Excluding the impact of this change, gross written premiums in our retail distribution channel decreased $0.6 million, or 1.6% for the quarter and decreased $0.1 million, or 0.1%, for the nine months ended September 30, 2013. Similarly, gross written premiums in third-party carrier policies for the three and nine months ended September 30, 2013 increased $3.3 million and $6.5 million, or 28.6% and 16.9%, respectively, compared with the prior year as our retail distribution channel increased the number of third-party carriers offered to customers.

In our independent agency distribution channel, gross premiums written for the three and nine months ended September 30, 2013 increased $3.4 million and $11.0 million, or 17.0% and 23.0%, respectively, compared with the prior year. Independent agent production was impacted by the return of unearned premium associated with the cut-off of the county mutual business effective January 1, 2013. Excluding the impact of the returned premium, gross written premium in our independent agent channel increased $20.1 million, or 42.2% for the nine months ended September 30, 2013. We believe this increase was primarily due to a reduction in competition from companies that were aggressive in pricing.

Gross premiums written by our unaffiliated underwriting agencies for the three and nine months ended September 30, 2013 increased $17.5 million and $46.0 million, or 645.3% and 523.4%, respectively, compared with the prior year due to a reduction in competition from companies that were aggressive on pricing.

The following table displays our gross premiums written and assumed by state (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Louisiana	$30,368	$26,550	$92,051	$83,035
California	20,247	2,703	54,775	8,743
Texas	14,731	15,806	30,623	35,981
Alabama	6,495	5,010	21,065	16,736
Illinois	4,121	5,799	13,999	18,166
Indiana	1,446	2,178	5,404	5,960
Missouri	644	1,133	2,163	2,058
South Carolina	(2)	564	(13)	1,762
Other	11	19	42	(13)

Total	$78,061	$59,762	$220,109	$172,428

The following table displays our net premiums written by distribution channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Our underwriting agencies:
Retail agencies – gross premiums written	$34,591	$37,208	$106,538	$115,874
Ceded reinsurance	(27,317)	(14,402)	(71,580)	(33,705)

Subtotal retail agencies net premiums written	7,274	22,806	34,958	82,169

Independent agencies – gross premiums written	23,212	19,836	58,753	47,760
Ceded reinsurance	(17,258)	(6,714)	(38,061)	(12,110)

Subtotal independent agencies net premiums written	5,954	13,122	20,692	35,650

Unaffiliated underwriting agencies – gross premiums written	20,258	2,718	54,818	8,794
Ceded reinsurance	(6)	(8)	(29)	616

Subtotal unaffiliated underwriting agencies net premium written	20,252	2,710	54,789	9,410

Excess of loss coverages with various reinsurers	(289)	(6)	(423)	(276)
Catastrophe coverages with various reinsurers	(80)	(122)	(344)	(414)

Total net premiums written	$33,111	$38,510	$109,672	$126,539

Total net premiums written for the three months ended September 30, 2013 decreased $5.4 million, or 14.0%, compared with the prior year quarter. Total net premiums written for the nine months ended September 30, 2013 decreased $16.9 million, or 13.3%, compared with the prior year period. The decrease was primarily due to an increase in reinsurance. Net written premium was impacted by the 40% quota-share reinsurance contract that was effective March 31, 2013 with the initial cession of $27.2 million unearned premiums, the amendment ceding an additional 40% effective June 30, 2013, ceding additional $24.4 million of unearned premium, and impacted by the termination of a reinsurance agreement with a county mutual that was terminated on January 1, 2013, which reduced gross written premiums by $11.8 million. Net written premium was also impacted by the 28% quota-share reinsurance contract that was terminated effective January 1, 2012 which increased net written premium by $16.1 million. Excluding the impact of these changes, net written premium increased $16.9 million and $57.7 million, or 43.9% and 52.2%, for the three and nine months ended September 30, 2013, respectively.

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

In March 2013, we entered into a new quota-share agreement with this third-party reinsurance company effective March 31, 2013, which we cede 40% for the same four states as the expiring agreement. This agreement is through December 31, 2013 but has automatic one-year renewals unless either party provides notice of intent not to renew within 75 days. In August 2013, this agreement was amended effective June 30, 2013 under which we will cede an additional 40% for the same four states for the remainder of 2013. Written premiums ceded under this agreement totaled $44.6 million during the three months ended September 30, 2013 and $115.1 million since inception.

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

RESULTS OF OPERATIONS

We had net income of $47.6 million and a net loss of $29.5 million for the three months ended September 30, 2013 and 2012, respectively. We had a net income of $42.9 million and a net loss of $43.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

Total revenues for the three months ended September 30, 2013 increased $2.2 million, or 4.2%, compared with the three months ended September 30, 2012. The increase was due to an increase in commission income, fees and managing general agent revenue, partially offset by decreases in net premiums earned, net investment income, net realized gains and other income.

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the current quarter decreased $4.5 million, or 12.6%, to $30.8 million compared with the prior year quarter of $35.3 million. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. The decrease reflects the increase in quota-share reinsurance effective June 30, 2013.

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

	Three Months Ended September 30,
	2013	2012
Insurance fees:
Policyholder fees	$9,277	$5,135
Managing general agent revenue	2,249	—
Retail business fees:
Premium finance revenue	5,036	5,122
Commissions and fees	4,363	3,780
Agency fees	1,033	842

Total commission income, fees and managing general agent revenue	$21,958	$14,879

Total commission income, fees and managing general agent revenue increased $7.1 million, or 47.6%, compared with the prior year quarter. Policyholder fees increased $4.1 million, or 80.7%, due to the higher overall volume of premiums written and a change in mix of states. Managing general agent revenue is related to the Texas county mutual book of business that we produce, but no longer assume the underwriting risk. Premium finance revenue decreased $0.1 million, or 1.7%, due to decreases in the number of policies financed and revenue per policy. Commissions and fees increased $0.6 million, or 15.4%, due to increases of third-party sales and increased agency fees. Retail business fees will discontinue with the sale of the retail business.

Net Investment Income and Other Income. Net investment income includes income on our portfolio of debt securities and net rental income from our investment in real property. Net investment income for the current quarter decreased $0.3 million, or 33.8%, compared with the prior year quarter. The decrease was primarily due to a 36.6% decrease in total average invested assets to $46.8 million during the current quarter from $73.8 million in the prior year quarter and a decrease in income related to our investment in a hedge fund. The annualized average investment yield was 1.0% (1.1% on a taxable equivalent basis) in the current quarter, compared with 1.6% (1.7% on a taxable equivalent basis) in the prior year quarter.

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

Net losses and loss adjustment expenses for the current quarter increased $8.3 million, or 32.8%, compared with the prior year quarter. The percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 109.5% in the current quarter which includes $7.0 million of unfavorable prior period development primarily related to the 2011 accident year for our Louisiana business. Excluding the prior year development, the current accident year net loss ratio was 86.9% compared with 72.0% in the prior year quarter. The use of quota-share reinsurance overstates the net loss ratio. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 10.1 points for the three months ended September 30, 2013 and 4.7 points for the prior year quarter. The increase in the current year was primarily due to a significant increase in new business, which tends to have a higher loss ratio than renewal business.

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

The largest component of selling, general and administrative expenses is personnel costs, including compensation and benefits. Selling, general and administrative expenses increased $0.4 million, or 1.8%, compared with the prior year quarter, primarily due to increases in distribution costs related to increased earned premium and employee compensation, which were partially offset by decreases in professional services fees and advertising expenses.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended September 30,
	2013	2012
Amortization of deferred acquisition costs, net	$(4,560)	$(1,198)
Other selling, general and administrative expenses	29,085	25,295

Total selling, general and administrative expenses	$24,525	$24,097

Total as a percentage of net premiums earned	79.6%	68.3%

Beginning deferred acquisition costs, net	$(5,490)	$(1,437)
Additions, net of ceding commission	(4,416)	(963)
Amortization, net of ceding commissions	4,560	1,198

Ending deferred acquisition costs	$(5,346)	$(1,202)

Amortization of deferred acquisition costs, net, as a percentage of net premiums earned	(14.8%)	(3.4%)

Loss on Extinguishment of Debt. On September 30, 2013, we replaced our existing senior credit facility with the proceeds from the sale of the retail agency distribution business and with proceeds from two new debt arrangements. Our new debt arrangement consisted of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017.

We recorded a $4.2 million pretax loss on extinguishment of debt as a result of this transaction for the period ended September 30, 2013. The $4.2 million debt extinguishment loss resulted from the write-off of $2.2 million of deferred debt issuance costs and unamortized debt discount relating to the senior secured credit facility effective January 2007, $1.4 million of legal fees and a $0.6 million prepayment premium.

Interest Expense. Interest expense for the current quarter increased $1.1 million, or 23.2%, compared with the prior year quarter. This increase was primarily due to an increase in amortization of debt discount, which was $1.5 million in the current quarter as compared with $1.0 million for the prior year quarter due to the incremental term loan that was borrowed in November 2012.

Goodwill and Other Intangible Asset Impairment Charge. As of September 30, 2012, management concluded that it was more likely than not that a goodwill impairment existed considering operating income and cash flow were less than plan and premium production was below forecast. Due to the Company’s negative equity position of $101.3 million as of September 30, 2012, prior to goodwill impairment, ASC 350-20-35-30 required that the Company perform step two of the goodwill impairment test.

Consistent with prior assessments, the fair value of the Company was determined using an internally developed discounted cash flow method. Management made significant assumptions and estimates about the extent and timing of future cash flows, growth rates, and discount rates that represent unobservable inputs into the valuation methodologies used to calculate fair value. A discount rate of 19% was used at September 30, 2012, which we believed adequately reflected an appropriate risk-adjusted discount rate based on its overall cost of capital and company-specific risk factors related to cash flow, debt covenant compliance and regulatory risk. The cash flows were estimated over a significant future period of time, which made those estimates and assumptions subject to a high degree of uncertainty. Based upon the results of the assessment, we concluded that the carrying value of goodwill was fully impaired as of September 30, 2012. In step two of the goodwill impairment analysis, we determined the fair values of our assets and liabilities (including any unrecognized intangible assets) as if we had been acquired in a business combination. Determining the implied fair value of goodwill was judgmental in nature and involved the use of significant estimates and assumptions. The resulting implied fair value of goodwill was compared to the carrying value of goodwill, which resulted in the write-off of the remaining goodwill balance of $23.4 million.

Prior to September 30, 2013, indefinite-lived intangible assets primarily consist of trade names. In measuring the fair value of these intangible assets, we utilize the relief-from-royalty method. This method assumes that trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires an estimate of future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. This analysis indicated an impairment of indefinite-lived intangible assets of $0.2 million as of September 30, 2012.

Income Taxes. Income tax expense was $0.9 million for the current year quarter and $0.2 million for the prior year quarter. Income tax expense for the current period is due to the sale of the retail business.

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

Total revenues for the nine months ended September 30, 2013 increased $35.5 million, or 23.0%, compared with the nine months ended September 30, 2012. The increase was due to increases in commission income, fees and managing general agent revenue and net premiums earned, partially offset by decreases in net realized gains, net investment income and net other income.

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the current period increased $17.4 million, or 16.7%, to $121.8 million compared with the prior year period of $104.4 million. Since insurance premiums are earned over the service period of the policies, the revenue in the current period includes premiums earned on insurance products written through our three distribution channels in both current and previous periods. The increase in earned premiums is due to the increase in written premiums by an independent and unaffiliated underwriting agency. The increase in new business is primarily in Texas and California which we believe is due to a number of competitors that had been aggressive on pricing either exiting the marketplace or reducing their writings significantly.

Commission Income, Fees and Managing General Agent Revenue. The following sets forth the components of consolidated commission income, fees and managing general agent revenue earned for the current period and the prior year period (in thousands):

	Nine Months Ended September 30,
	2013	2012
Insurance fees:
Policyholder fees	$25,884	$14,853
Managing general agent revenue	7,461	—
Retail business fees:
Premium finance revenue	16,272	16,201
Commissions and fees	13,048	12,179
Agency fees	3,326	2,758

Total commission income, fees and managing general agent revenue	$65,991	$45,991

Total commission income, fees and managing general agent revenue increased $20.0 million, or 43.5%, compared with the prior year period. Policyholder fees increased $11.0 million, or 74.3%, due to the higher overall volume of premiums written and a change in mix of states. Managing general agent revenue is related to the Texas county mutual book of business that we produce, but no longer assume the underwriting risk. Premium finance revenue increased $0.1 million, or 0.4%, due to increases in the number of policies financed and revenue per policy. Commissions and fees increased $0.9 million, or 7.1%, due to increases of third-party sales and agency fees. Retail business fees will discontinue with the sale of the retail business.

Net Investment Income and Other Income. Net investment income includes income on our portfolio of debt securities and net rental income from our investment in real property. Net investment income for the current period decreased $0.6 million, or 23.6%, compared with the prior year period. The decrease was primarily due to a 48.5% decrease in total average invested assets to $45.4 million during the current period from $88.2 million in the prior year period. The annualized average investment yield was 1.4% (1.4% on a taxable equivalent basis) in the current period, compared with 2.0% (2.1% on a taxable equivalent basis) in the prior year period.

Losses and Loss Adjustment Expenses. Net losses and loss adjustment expenses for the current period increased $25.7 million, or 33.1%, compared with the prior year period. The percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 85.0% in the current period, which includes $7.0 million of unfavorable prior period development primarily related to the 2011 accident year for our Louisiana business. Excluding the prior year development, the current accident year net loss ratio was 79.3% compared with 74.5% in the prior year period. The use of quota-share reinsurance overstates the net loss ratio. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 5.6 points for the current period and 4.7 points for the prior year period. The increase in the current year loss ratio was primarily due to a significant increase in new business, which tends to have a higher loss ratio than renewal business.

Selling, General and Administrative Expenses. The largest component of selling, general and administrative expenses is personnel costs, including compensation and benefits. Restructuring and debt modification costs of $2.5 million related to the termination of an outsourced information technology services agreement, senior secured lenders’ legal and financial advisor fees and severance costs were incurred in the current period, compared with $0.7 million in the prior year period. Excluding restructuring and debt modification costs, selling, general and administrative expenses increased $4.4 million, or 6.0%, compared with the prior year period, which was primarily due to increases in distribution costs related to increased earned premium, which were partially offset by decreases in advertising expenses, professional fees due to the termination of an outsourced technology services agreement and employee compensation and benefits due to decreased headcount.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Nine Months Ended September 30,
	2013	2012
Amortization of deferred acquisition costs, net	$(1,983)	$(4,697)
Other selling, general and administrative expenses	82,711	79,226

Total selling, general and administrative expenses	$80,728	$74,529

Total as a percentage of net premiums earned	66.3%	71.4%

Beginning deferred acquisition costs, net	$98	$(6,464)
Additions, net of ceding commission	(7,427)	565
Amortization, net of ceding commissions	1,983	4,697

Ending deferred acquisition costs	$(5,346)	$(1,202)

Amortization of deferred acquisition costs, net, as a percentage of net premiums earned	(1.6%)	(4.5%)

Interest Expense. Interest expense for the current period increased $2.6 million, or 17.7%, compared with the prior year period. This increase was primarily due to an increase in amortization of debt discount, which was $4.4 million in the current period as compared with $2.9 million for the prior year period due to the incremental term loan that was borrowed in November 2012.

Income Taxes. Income tax expense for the current period was of $1.2 million as compared with income tax expense of $0.4 million for the prior year period. Income tax expense for the current period is due to the sale of the retail business.

Our gross deferred tax assets prior to recognition of valuation allowance were $86.2 million and $103.4 million at September 30, 2013 and December 31, 2012, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $85.2 million and $101.9 million at September 30, 2013 and December 31, 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of September 30, 2013, we had $8.3 million of cash and cash equivalents at our holding company and non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not issue an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of September 30, 2013, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, as mentioned previously, our non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

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

Prior to 2013, we incurred losses from operations over the last four years, including a net loss of $51.9 million for the year ended December 31, 2012. Losses over this time period were primarily due to underwriting losses, significant revenue declines and expenses declining less than the amount of revenue declines and goodwill impairments. The loss from operations was the result of prior pricing issues in some states in which we have taken significant pricing and underwriting actions to address profitability, losses from states that we have exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses. As a result of declining performance, we have breached the leverage ratio covenant under the senior secured credit facility as of September 30, 2012; however, the lenders for the facility agreed to waive such event of default. We breached the leverage, interest coverage and risk-based capital ratio covenants (Financial Covenants) as of December 31, 2012, the leverage and interest coverage ratio covenants as of March 31, 2013, and the leverage ratio as of June 30, 2013. The Required Lenders under the facility agreed to temporarily forbear from exercising their rights and remedies under the facility until the earlier of September 30, 2013 or the occurrence of a further event of default under the facility. The facility was refinanced and fully extinguished on September 30, 2013.

The Illinois Insurance Code includes an annual reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined, as of fiscal year end. As of December 31, 2012, AIC was deficient in meeting the qualifying investments requirement by $16.5 million. As required by the Illinois Department of Insurance, we submitted a plan to cure the deficiency as of June 30, 2013, which was approved by the Illinois Department of Insurance. As of June 30, 2013, AIC was in compliance with the reserve requirement. The next measurement date is December 31, 2013.

At December 31, 2012, our history of recurring losses from operations, our failure to comply with the Financial Covenants in our senior secured credit facility, our failure to comply with the Illinois Department of Insurance reserve requirement, and substantial liquidity needs we would face when the senior secured credit facility was set to expire in January 2014 raised substantial doubt about our ability to continue as a going concern.

We have taken additional actions to address our liquidity concerns including:

•	Sale of retail business – On September 30, 2013, we sold our retail agency distribution business for $101.8 million plus the potential to receive an additional $20.0 million of cash proceeds.

•	Debt refinancing – We used proceeds from the sale of the retail agency distribution business and two new debt arrangements to replace the existing senior secured credit facility. Our new debt arrangement consists of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017.

•	Management has taken and will continue to pursue appropriate actions to improve the underwriting results.

Management believes these actions will enable us to meet our liquidity needs and maintain our debt covenants compliance and comply with the Illinois Department of Insurance reserve requirement. However, there can be no assurance that this will occur. Since the sale of the retail business and debt refinancing just occurred on September 30 and there has not been sufficient time to fully evaluate the impacts of these changes, along with a history of recurring losses from operations, substantial doubt about our ability to continue as a going concern remains at this time.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities.

Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At September 30, 2013, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. Effective January 1, 2012, the State of Illinois adopted the revised NAIC Risk-Based Capital Model Act that includes a risk-based capital trend test as another manner under which the company action level could be triggered and will be applied as of December 31, 2012. The test is applicable when an insurance company has a risk-based capital ratio between 200% and 300% and a combined ratio of more than 120%. All of our insurance subsidiaries were in compliance with the RBC trend test as of September 30, 2013.

In August 2013, a new class of loans to be borrowed under the senior secured credit facility was created allowing for an additional tranche of incremental term loan (ITL B). Under the ITL B, we borrowed $12.5 million which was contributed to our subsidiary, LIFCO, LLC to pay off an intercompany note due AIC.

On September 30, 2013, we replaced our existing senior credit facility with the proceeds from the sale of the retail business and with proceeds from two new debt arrangements. Our new debt arrangement consisted of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017.

The pricing under the senior secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 7.25%. The interest rate as of September 30, 2013 was 8.50%. As of September 30, 2013 the principal balance of the senior secured credit facility was $40.0 million. The senior secured credit facility was issued at a discount of $2.0 million that will be amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of September 30, 2013 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. As of September 30, 2013 the principal balance of the subordinated secured credit facility was $13.0 million.

We recorded a $4.2 million pretax loss on extinguishment of debt as a result of the refinancing for the period ended September 30, 2013. The $4.2 million debt extinguishment loss resulted from the write-off of $2.2 million of deferred debt issuance costs and unamortized debt discount relating to the senior secured credit facility effective January 2007, $1.4 million of legal fees and a $0.6 million prepayment premium.

New debt issuance costs of $4.4 million were capitalized and will be amortized to interest expense over the term of the new credit agreements.

In February 2012, we exercised our right to defer interest payments on selected Notes Payable beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to our unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of September 30, 2013. We will continue to accrue interest on the principal during the extension period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the extension period.

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

Cash and cash equivalents increased $2.4 million in the nine months ended September 30, 2013 as compared to a decrease of $4.1 million in the prior year period. Our net cash provided by operations was $0.6 million as compared to net cash used in operations of 51.7 million in the prior year period. This increase was primarily due to the growth in written premium volume from new business in Texas and California. Net cash provided by investing activities was $64.0 million as compared to net cash provided by investing activities of $50.7 million in the prior year period. Improved operating cash flows resulted from the sale of the retail business, which was partially offset by purchases rather than sales of investment securities. Net cash used in financing activities was $62.2 million as compared to net cash used in financing activities of $3.1 million in the prior year period. This was due primarily to the pay off of the senior secured credit facility effective January 2007, which was partially offset by the senior secured credit facility of $38.0 million and subordinated secured credit facility of $10.0 million secured as of September 30, 2013 and $4.8 million mortgage note payable secured by commercial real estate obtained during the first quarter of 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. The fair value of our fixed-income securities as of September 30, 2013 was $70.1 million. The effective average duration of the portfolio as of September 30, 2013 was 2.23 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 2.23%, or $1.6 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 2.23%, or $1.6 million, increase in the market value of our fixed-income investment portfolio.

On September 30, 2013, we replaced our existing senior credit facility with the proceeds from the sale of the retail business and with proceeds from two new debt arrangements. Our new debt arrangement consisted of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017.

The pricing under the senior secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 7.25%. The interest rate as of September 30, 2013 was 8.50%. As of September 30, 2013 the principal balance of the senior secured credit facility was $40.0 million. The senior secured credit facility was issued at a discount of $2.0 million that will be amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of September 30, 2013 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. As of September 30, 2013, the principal balance of the subordinated secured credit facility was $13.0 million.

Our notes payable are also subject to interest rate risk. The $30.9 million notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of September 30, 2013 was 3.85%. The $25.8 million notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of September 30, 2013 was 3.80%. The $20.2 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.95%. The interest rate as of September 30, 2013 was 4.20%.

Credit risk. An additional exposure to our investment portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At September 30, 2013 and December 31, 2012, respectively, our investments were in the following:

	September 30, 2013	December 31, 2012
Corporate debt securities	48.0%	40.6%
U.S. Treasury and government agencies	26.7	24.0
Certificates of deposit	14.8	27.8
Mortgage-backed securities	5.6	—
States and political subdivisions	4.9	7.6

Total	100.0%	100.0%

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	September 30, 2013	December 31, 2012
Total invested assets	$70,055	$47,748
Tax-equivalent book yield	1.44%	2.04%
Average duration in years	2.23	1.05
Average S&P rating	A+	AA-

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

Our hedge fund investment of $4.0 million at September 30, 2013 is also subject to credit and counterparty risk, in the event that issuers of any of the underlying commercial and residential mortgage-backed securities should default. However, this investment is not material to our overall investment portfolio or consolidated assets and we have established investment policy guidelines to limit the amount of investments other than high quality fixed-income securities.

The table below presents the total amount of receivables due from reinsurance as of September 30, 2013 and December 31, 2012, respectively (in thousands):

	September 30, 2013	December 31, 2012
Quota-share reinsurer for agreements effective September 1, 2011 and March 31, 2013	$95,824	$53,195
Michigan Catastrophic Claims Association	36,106	39,652
Vesta Insurance Group	13,425	13,674
Excess of loss reinsurers	3,810	5,521
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and January 1, 2011	(1,122)	5,800
Other	2,415	2,759

Total reinsurance receivable	$150,458	$120,601

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

In March 2013, we entered into a new quota-share agreement with this third-party reinsurance company effective March 31, 2013, which we cede 40% for the same four states as the expiring agreement. This agreement is through December 31, 2013 but has automatic one-year renewals unless either party provides notice of intent not to renew within 75 days. In August 2013, this agreement was amended effective June 30, 2013 under which we will cede an additional 40% for the same four states for the remainder of 2013. Written premiums ceded under this agreement totaled $44.6 million during the three months ended September 30, 2013 and $115.1 million since inception.

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

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiaries Affirmative Insurance Company (AIC) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC from VFIC under the reinsurance agreement. Accordingly, AIC and VFIC entered into a Security Fund Agreement in September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At September 30, 2013, the VFIC Trust held $16.6 million (after cumulative withdrawals of $9.0 million through September 30, 2013), consisting of a $15.6 million U.S. Treasury money market account and $1.0 million of corporate bonds rated BBB+ or higher, to collateralize the $13.4 million net recoverable from VFIC.

At September 30, 2013, $2.5 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC under a reinsurance agreement with VIG affiliated companies. Affirmative established a trust account to secure the Company’s obligations under this reinsurance contract, which currently holds $15.7 million in a money market cash equivalent account (the AIC Trust). Cumulative withdrawals by the Special Deputy Receiver of $2.1 million were made through September 30, 2013.

As part of the terms of the acquisition of AIC, VIG indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of September 30, 2013, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Item 4.	Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the U.S. Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2013. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

There are no material changes with respect to those risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the year ended December 31, 2012, except as noted below.

There is Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

Prior to 2013, the Company incurred losses from operations over the last four years, including a net loss of $51.9 million for the year ended December 31, 2012. The Company’s losses over this time period were primarily due to underwriting losses, significant revenue declines and expenses declining less than the amount of revenue declines and goodwill impairments. The loss from operations was the result of prior pricing issues in some states in which the Company has taken significant pricing and underwriting actions to address profitability, losses from states that the Company has exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses. As a result of declining performance, the Company breached the leverage ratio covenant under the senior secured credit facility as of September 30, 2012; however, the lenders for the facility agreed to waive such event of default. The Company breached the leverage, interest coverage and risk-based capital ratio covenants (Financial Covenants) as of December 31, 2012, the leverage and interest coverage ratio covenants as of March 31, 2013, and the leverage ratio covenant as of June 30, 2013. The Required Lenders under the facility agreed to temporarily forbear from exercising their rights and remedies under the facility until the earlier of September 30, 2013 or the occurrence of a further event of default under the facility. The facility was refinanced and fully extinguished on September 30, 2013.

The Illinois Insurance Code includes an annual reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined, as of fiscal year end. As of December 31, 2012, Affirmative Insurance Company (AIC) was deficient in meeting the qualifying investments requirement by $16.5 million. As required by the Illinois Department of Insurance, management submitted a plan to cure the deficiency as of June 30, 2013, which was approved by the Illinois Department of Insurance. As of June 30, 2013, AIC was in compliance with the reserve requirement. The next measurement date is December 31, 2013.

At December 31, 2012, the Company’s history of recurring losses from operations, its failure to comply with the Financial Covenants in its senior secured credit facility, its failure to comply with the Illinois Department of Insurance reserve requirement, and substantial liquidity needs the Company would face when the senior secured credit facility was set to expire in January 2014 raised substantial doubt about the Company’s ability to continue as a going concern.

The Company has taken the following actions to address its liquidity concerns including:

•	Sale of the retail business – On September 30, 2013, the Company sold its retail agency distribution business for $101.8 million plus the potential to receive an additional $20.0 million of cash proceeds. See Note 3.

•	Debt refinancing – The Company used proceeds from the sale of the retail agency distribution business and two new debt arrangements to replace the existing senior secured credit facility. The Company’s new debt arrangement consists of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017. See Note 7.

•	Management has taken and will continue to pursue appropriate actions to improve the underwriting results.

Management believes these actions will enable the Company to meet its liquidity needs and maintain its debt covenants compliance and comply with the Illinois Department of Insurance reserve requirement. However, there can be no assurance that this will occur. Since the sale of the retail business and debt refinancing just occurred on September 30 and there has not been sufficient time to fully evaluate the impacts of these changes, along with a history of recurring losses from operations, substantial doubt about the Company’s ability to continue as a going concern remains at this time.

If we are unable to establish and maintain relationships with unaffiliated insurance companies to sell their non-standard personal automobile policies through our owned retail stores, our sales volume and profitability may suffer.

This Risk Factor is no longer applicable following completion of the sale of our retail agency distribution business on September 30, 2013.

If we are unable to refinance our debt as it matures, it could have an adverse impact on our business and overall liquidity.

The Company’s new debt arrangement consists of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017. See Note 7. If the Company is unable to payoff, refinance or extend the maturity of its credit facilities when they mature, it would have a material adverse effect on our operations and on our creditors and stockholders.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 6.	Exhibits

2.1 Stock and Asset Purchase Agreement by and among Affirmative Insurance Holdings, Inc., Affirmative Services, Inc., and USAgencies Management Services, Inc., as Sellers, and Confie Seguros Holding II Co. and Confie Insurance Group Holdings, Inc., as Buyer Parties, entered into September 16, 2013 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 16, 2013, File No. 000-50795).

10.1* $40,000,000 Credit Agreement dated as of September 30, 2013, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, and Credit Suisse Securities (USA) LLC, as Sole Bookrunner and Sole Lead Arranger.

10.2* $10,000,000 Second Lien Credit Agreement dated as of September 30, 2013, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, and JCF AFFM Debt Holdings L.P., as Administrative Agent and Collateral Agent.

10.3*† Master Distribution Agreement between Affirmative Insurance Holdings, Inc. and Confie Seguros Holding II Co., dated September 30, 2013.

10.4 Amendment No. 21 to Services Agreement No. 1 effective May 15, 2013, between Affirmative Insurance Holdings, Inc. and Accenture LLP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 23, 2013, File No. 000-50795).

31.1* Certification of Michael J. McClure, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Earl R. Fonville, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of Michael J. McClure, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification of Earl R. Fonville, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 The following materials from Affirmative Insurance Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Stockholders’ Equity (Deficit), (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements, including detailed tagging of footnotes and schedules.

*	Filed herewith
†	Portions of this exhibit have been have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: November 14, 2013	By:	/s/ Earl R. Fonville
Earl R. Fonville
Executive Vice President and Chief Financial Officer (and in his capacity as Principal Financial Officer)