Form 10-K
period 2013-12-31
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2014-03-31
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2013), based on the price at which the common equity was last sold on such date ($0.75): $3,796,185

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: the number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 25, 2014 was 15,880,358.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2013 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days from December 31, 2013.

AFFIRMATIVE INSURANCE HOLDINGS, INC.

YEAR ENDED DECEMBER 31, 2013

PART I

Item 1.	BUSINESS

Affirmative Insurance Holdings, Inc. is a provider of non-standard personal automobile insurance policies for individual consumers in targeted geographic markets. We were incorporated in Delaware in June 1998 and completed an initial public offering of our common stock in July 2004. In this report, the terms “Affirmative,” “the Company,” “we,” “us” or “our” mean Affirmative Insurance Holdings, Inc. and all entities included in our consolidated financial statements.

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

Our subsidiaries include insurance companies licensed to write insurance policies in 39 states, two underwriting agencies and a service company. We are party to an agreement with an unaffiliated underwriting agency that distributes our policies in the state of California. We also distribute and service non-standard insurance policies underwritten by a Texas county mutual insurance company. Prior to the sale of our retail agency distribution business on September 30, 2013, we also provided premium financing services and distributed third-party insurance products and services. We are currently distributing insurance policies through approximately 5,200 independent agents or brokers including the retail agency stores sold on September 30, 2013. We currently operate in seven states (Louisiana, Texas, California, Alabama, Illinois, Indiana and Missouri). In 2012, we discontinued writing business in the state of South Carolina. In 2011, we discontinued writing business in the state of Michigan.

Our Operating Structure

Our operating structure consists of insurance companies that possess the regulatory authority and capital necessary to issue insurance policies and underwriting agencies that supply centralized infrastructure and personnel required to design and service insurance policies.

Insurance Products

Our insurance products. We issue non-standard personal automobile insurance policies through our insurance company subsidiaries and a relationship with a Texas county mutual insurance company. Our insurance companies possess the certificates of authority and capital necessary to transact insurance business and issue policies, but they rely on both our underwriting agencies and unaffiliated underwriting agency to design, distribute and service those policies.

Our non-standard personal automobile insurance policies, which generally are issued for the minimum limits of liability coverage mandated by state laws, provide coverage to drivers who find it difficult to obtain insurance from standard insurance companies due to a number of factors, including lack of prior coverage, failure to maintain continuous coverage, age, prior accidents, driving violations, type of vehicle or limited financial resources. We believe that the majority of customers who purchase our non-standard personal automobile insurance policies do not qualify for standard policies because of financial reasons, such as the failure to maintain continuous coverage or the lack of flexible payment options in the standard market. In general, customers in the non-standard market have higher average premiums for a comparable amount of coverage than customers who qualify for the standard market resulting from an increase in the frequency of loss costs and transaction expenses, which is partially offset by the lower severity of losses resulting from lower limits of coverage.

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

Our policies are designed to be priced to allow us to achieve our targeted underwriting margin while at the same time meeting our customers’ needs for low down payments and flexible payment plans. We offer a variety of policy terms ranging from one month to one year. Our policy processing systems enable us to offer a variety of payment plans while minimizing the potential credit risk of uncollectible premiums. We may offer discounts for such items as proof of having purchased automobile insurance within a prescribed prior time period, maintaining homeowners’ insurance, or owning a vehicle with safety features or anti-theft equipment. In certain markets, we may also surcharge the customer for traffic violations and accidents, among other things.

In Texas, we distribute non-standard insurance policies underwritten by a county mutual insurance company. Prior to 2013, this business was assumed by one of our insurance subsidiaries. In 2013, we received commission income for producing this business that was assumed by a third-party reinsurance company.

Distribution and Marketing

We distribute insurance policies through an established network of independent agencies and an unaffiliated underwriting agency as follows:

% of Total
Independent agencies:
Former retail agencies	42.1%
Other independent agencies:
Top ten agencies	10.6%
All other independent agencies	25.6%
Unaffiliated underwriting agency	21.7%

Total non-standard insurance policies distributed	100.0%

Former retail agency distribution business. On September 30, 2013, we sold our retail agency distribution business to a third-party, which is now our largest independent agency relationship. In addition to selling our insurance policies to customers, the former retail agency distribution business also sold third-party insurance policies as well as complimentary and ancillary insurance products. Retail revenue generated from third-parties prior to the September 30, 2013 transaction is included in commission and fees revenue in our consolidated financial statements.

Other independent agencies. Other independent retail agencies sell insurance policies managed by our underwriting agencies to individual customers. Our ability to develop strong and mutually beneficial relationships with independent agencies is important to the success of our distribution strategy. We believe that strong product positioning and high service standards are key to independent agency loyalty. We foster our independent agency relationships by providing them our agency software applications designed to strengthen and expand their sales and service capabilities for our products. These software applications provide independent agencies with the ability to service their customers’ accounts and access their own commission information. We maintain strict and high standards for call answering and abandonment rate service levels in our customer service call centers. We believe the level and array of services that we offer to independent agencies creates value in their businesses.

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

Unaffiliated underwriting agency. We also issue insurance policies that are designed, distributed and serviced by an unaffiliated underwriting agency. We issue insurance policies sold through this unaffiliated underwriting agency with established customer bases in order to capture business in markets other than those targeted by our own underwriting agencies. In these instances, we collect fees to compensate us both for the use of our certificates of authority to transact insurance business in selected markets, as well as for assuming the risk that the unaffiliated underwriting agency will continuously and effectively administer these policies.

Pricing and Product Management

We believe that our insurance product management approach to risk analysis and segmentation is a driving factor in maximizing underwriting performance. We employ an insurance product management approach that requires the extensive involvement of product managers with the direct oversight of rate-level structure by our most senior managers. Our product managers are experienced insurance professionals with backgrounds in the major functional areas of the insurance business — accounting, actuarial, claims, information technology, operations, pricing, product development and underwriting. In addition to broad insurance industry knowledge, our product managers have experience in the non-standard personal automobile insurance market, enabling them to develop products to meet the distinctive needs of non-standard customers.

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

Claims are handled directly by our employees for the insurance policies we distribute. Our primary claims operations are located in Addison, Texas and Baton Rouge, Louisiana.

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

Although our reinsurers are liable for loss to the extent of the coverage they assume, our reinsurance contracts do not discharge our insurance company subsidiaries from primary liability for the full amount of policies issued. In order to mitigate the credit risk of reinsurance companies, we select financially strong reinsurers with an A.M. Best rating of “A-” or better and continue to evaluate their financial condition. We also utilize trust funds and letters of credit to collateralize the reinsurer’s obligation to us when appropriate.

Competition

The non-standard personal automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete based on factors such as price, coverages offered, availability of flexible down payment arrangements and billing plans, customer service, claims handling and agent commission. We compete with other insurance companies that sell non-standard personal automobile insurance policies through independent agencies as well as with insurance companies that sell such policies directly to their customers. The independent agencies that sell our insurance products compete both with these direct writers and with other independent agencies. Therefore, our competitors are not only large national insurance companies, but also smaller regional insurance companies and independent agencies that operate in a specific region or single state in which we operate. As of December 31, 2013, the top ten non-standard insurance companies accounted for 71.2% of direct premiums earned in the $24.9 billion market segment.

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

Capital requirements. Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At December 31, 2013, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions.

State departments of insurance financial strength requirements. Various individual state departments of insurance in jurisdictions where our insurance company subsidiaries conduct business maintain specific requirements in connection with the financial strength of property and casualty insurance companies. Failure on the part of our insurance company subsidiaries to comply with these requirements could subject us to an examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. At December 31, 2013, our Illinois domiciled insurance subsidiary maintained sufficient qualifying assets to satisfy this requirement.

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

As of December 31, 2013, our insurance subsidiary, Affirmative Insurance Company (AIC) had seven ratios outside the usual ranges.

•

One of the ratios reflects the negative margin reported in 2013 and over the previous two-year period. The ratio was negatively impacted by loss and loss adjustment expense (LAE) development on prior accident years ($12.3 million in 2013 and $5.5 million in 2012), as well as having higher LAE which was impacted by the increase in quota-share reinsurance in 2013.

•	One ratio was negatively impacted by the amount of quota-share reinsurance in relation to surplus.

•	One ratio was negatively impacted by investments in subsidiaries which is excluded from the amount of liquid assets.

•	One ratio was triggered as a result of low investment yields due to a conservative investment strategy.

•	One ratio was triggered as a result of the growth in gross written premium in 2013.

•	Two ratios were negatively impacted by the loss and LAE development on prior accident years.

In addition, AIC subsidiaries had three ratios outside the usual range.

•	One subsidiary had a ratio outside the usual range as a result of an investment in a subsidiary which is excluded from the amount of liquid assets.

•	Two subsidiaries had the same ratio outside the usual range as a result of having low investment yields due to a conservative investment strategy.

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

Licensing of agents and adjusters. Generally, individuals who sell, solicit or negotiate insurance, such as our independent agents, are required to be licensed by the state in which they work for the applicable line or lines of insurance they offer. Agents generally must renew their licenses annually and complete a certain number of hours of continuing education. In certain states in which we operate, insurance claims adjusters are also required to be licensed and some must fulfill annual continuing education requirements.

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

Employees

As of December 31, 2013, we employed 522 employees.

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

There is Substantial Doubt About the Company’s Ability to Continue as a Going Concern.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

The Company incurred losses from operations over the last five years, including an operating loss of $8.5 million for the year ended December 31, 2013. Losses over this period were primarily due to underwriting losses, significant revenue declines, expenses declining less than the amount of revenue declines, and goodwill impairments. The losses from operations were the result of prior pricing issues in some states in which the Company has taken significant pricing and underwriting actions to address profitability, losses from states that the Company has exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses.

The senior secured and subordinated credit facilities contain quarterly debt covenants that set forth, among other things, minimum risk-based capital requirements for the Company’s insurance subsidiaries as well as minimum cash flow requirements for the Company’s non-regulated businesses. As of December 31, 2013, the Company was in compliance with these covenants. However, it is probable the Company will not meet certain of these covenants in 2014. If the Company is unable to maintain compliance with the covenants or obtain a forbearance or waiver of any non-compliance or amend the agreements to change such covenants, the lenders could declare all amounts outstanding under the facilities to be immediately due and payable. If the Company’s lenders declare the amounts outstanding to be immediately due and payable, it would have a material adverse effect on the Company’s operations and the Company’s creditors and stockholders.

The Company has taken actions to address its liquidity concerns including:

•	Sale of retail business — On September 30, 2013, the Company sold its retail agency distribution business for $101.9 million plus the potential to receive an additional $20.0 million of cash proceeds.

The Company already paid down the senior secured note by $5.0 million in November 2013 from the $20.0 million originally established in an escrow account on the sale date. The Company expects to pay down an additional $5.0 million of the senior secured note in April 2014 based on the risk-based capital measurement as of December 31, 2013. In addition, the purchase agreement was amended in March 2014 to suspend the measurement of risk-based capital as of March 31, 2014, which determines how the remaining escrow account is utilized until the measurement date as of June 30, 2014.

•

Debt refinancing — The Company used proceeds from the sale of the retail agency distribution business and two new debt arrangements to replace the existing senior secured credit facility. The Company’s new debt arrangement consists of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017.

•	Management has taken and will continue to pursue appropriate actions to improve the underwriting results; however, there can be no assurance that this will occur.

•	Management has obtained sufficient quota-share reinsurance to allow the Company to maintain written premium capacity through 2014.

The Company’s recent history of recurring losses from operations and its probable failure to comply with certain financial covenants in its senior secured and subordinated credit facilities in 2014 raises substantial doubt about the Company’s ability to continue as a going concern.

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

New Affirmative LLC (New Affirmative) beneficially owns 49.5% of our outstanding common stock. As a result, New Affirmative exercises significant influence over matters requiring stockholder approval, including the election of directors, changes to our charter documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of New Affirmative with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. New Affirmative’s continued concentrated ownership may have the effect of delaying or preventing a change of control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

The market for trading our common stock may become unstable or cease to exist, which would adversely affect the market price and liquidity of our common stock.

In 2012, our common stock was delisted from the NASDAQ Global Select Market. Our common stock is now traded exclusively in the over-the-counter market. We cannot predict the actions of market makers, investors or other market participants, and can offer no assurances that the market for our common stock will remain stable. If there is no active trading market in our common stock, the market price and liquidity of our common stock will be adversely affected.

Future issuances or sales of our common stock, including under our equity incentive plan or in connection with future acquisition activities, may adversely affect our common stock price.

As of the date of this filing, we had an aggregate of 56,325,779 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 3,000,000 shares of our common stock for issuance under our equity incentive plan, of which 2,202,805 shares are issuable upon vesting and exercise of options granted as of the date of this filing, including exercisable options of 1,547,999 as of the date of this filing. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the percentage ownership held by our stockholders.

New Affirmative, our largest stockholder, beneficially owns 49.5% of our common stock. New Affirmative has certain demand and piggyback registration rights with respect to the shares of our common stock it beneficially owns. Sales of a substantial number of shares of common stock by our largest stockholder, New Affirmative, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock.

Because of our significant concentration in non-standard personal automobile insurance and in a limited number of states, our profitability may be adversely affected by negative developments and cyclical changes in the industry or negative developments in these states.

Substantially all of our gross written premiums and our commission income and fees are generated from sales of non-standard personal automobile insurance policies. As a result of our concentration in this line of business, negative developments in the business, economic, competitive or regulatory conditions affecting the non-standard personal automobile insurance industry could have a negative effect on our profitability and would have a more pronounced effect on us as compared to more diversified companies. Examples of such negative developments would be increasing trends in automobile repair costs, automobile parts costs, used car prices and medical care expenses, increased regulation, as well as increased litigation of claims and higher levels of fraudulent claims. All of these events can result in reduced profitability.

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

Our business is concentrated in a limited number of states. For the year ended December 31, 2013, 35.2% of our gross written premiums managed related to policies issued to customers in Louisiana, 27.5% to customers in Texas, 21.7% to customers in California and 7.4% to customers in Alabama. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it less attractive for us to do business in these states and could have an adverse effect on our financial results.

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

Consequently, we could under-price risks, which would negatively affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. In either event, the profitability of our insurance companies could be materially and adversely affected.

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

Although the reinsurer is liable to us to the extent we transfer, or “cede,” risk to the reinsurer, we remain ultimately liable to the policyholder on all risks reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. The reinsurers for our quota-share and excess of loss reinsurance agreements all have A- or better ratings from A.M. Best. When appropriate, we obtain irrevocable letters of credit or require the reinsurer to establish trust funds to secure their obligations to us. Accordingly, we believe there is minimal credit risk related to these reinsurance receivables.

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

Although our reinsurers are liable to us to the extent we transfer risk to the reinsurers, we remain ultimately liable to our policyholders on all risks reinsured. Consequently, if any of our reinsurers cannot pay their reinsurance obligations, or dispute these obligations, we remain liable to pay the claims of our policyholders. In addition, our reinsurance agreements are subject to specified contractual limits on the amounts and types of losses covered, and we do not have reinsurance coverage to the extent our losses exceed those limits or are not of the type reinsured. As of December 31, 2013, we had a $13.4 million net recoverable from Vesta Fire Insurance Corporation (VFIC). We have, with the approval of the VFIC Special Deputy Receiver and the District Court, Austin, Texas, withdrawn $9.0 million from the trust securing our reinsurance recoverables from VFIC, which represented 100% of the amount we paid in losses as of the date of the withdrawal covered by the VFIC reinsurance. We have made arrangements with the VFIC Special Deputy Receiver to submit quarterly statements for approval to withdraw additional funds from the trust based upon losses paid. VFIC currently has been assigned a financial strength rating of “F” (In Liquidation) from A.M. Best. According to A.M. Best, “F” ratings are assigned to companies that have been placed under an order of liquidation by a court of law or whose owners have voluntarily agreed to liquidate the company. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss, which would have a material adverse effect on our business, financial condition and results of operations.

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

•	Other regulations. We must also comply with state and federal regulations involving, among other things:

—	the use of non-public consumer information and related privacy issues;

—	the use of credit history in underwriting and rating;

—	limitations on types and amounts of investments;

—	laws and regulations governing the financing of premium for policies sold by us;

—	the payment of dividends;

—	the acquisition or disposition of an insurance company or of any company controlling an insurance company;

—	involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental charges;

—	the Sarbanes-Oxley Act of 2002;

—	SEC reporting;

—	reporting with respect to financial condition; and

—	periodic financial and market conduct examinations performed by state insurance department examiners.

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

We cannot assure that states will not make existing insurance-related laws and regulations more restrictive in the future or enact new restrictive laws. New or more restrictive regulation in any state in which we conduct business could make it more expensive for us to conduct our business, restrict the premiums we are able to charge or otherwise change the way we do business. In such events, we may seek to reduce our writings in, or to withdraw entirely from these states. In addition, from time to time, the United States Congress and certain federal agencies, including the recently created Federal Insurance Office, investigate the current condition of the insurance industry to determine whether federal regulation is necessary. We are unable to predict whether and to what extent new laws and regulations that would affect our business will be adopted in the future, the timing of any such adoption and what effects, if any, they may have on our operations, profitability and financial condition.

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

As automobile insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverages, business practices and premium financing plans may emerge. These issues can have an adverse effect on our business by changing the way we price our products, by extending coverage beyond our underwriting intent, or by increasing the size of claims. Examples of such issues include:

•	concerns over the use of an applicant’s credit score and zip code as a factor in making risk selections and pricing decisions;

•	plaintiffs seeking to void policy exclusions and other provisions providing the basis to limit or deny coverage in purported class action litigation;

•

plaintiffs targeting automobile insurers in purported class action litigation relating to claims-handling practices, such as the permitted use of aftermarket (non-original equipment manufacturer) parts, total loss evaluation methodology and the alleged diminution in value to insureds’ vehicles involved in accidents;

•

plaintiffs targeting insurers, including automobile insurers, in purported class action litigation which seek to recharacterize installment fees and other allowed charges related to insurers’ installment billing programs as interest that violates state usury laws or other interest rate restrictions; and

•	concerns regarding consumer data privacy.

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

Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Additionally, certain contractual agreements to which we are a party, including our senior and subordinated credit facility agreements, require us to achieve or maintain certain risk-based capital ratios. Failure to achieve or maintain such risk-based capital ratios may result in a default or breach or prevent us from obtaining certain benefits under such agreements. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At December 31, 2013, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions.

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

We must accurately evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately, including the training and experience of our claims representatives, the culture of our claims organization and the effectiveness of our management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to pay claims accurately could lead to material litigation or regulatory scrutiny, undermine our reputation in the marketplace, impair our image, as a result, and negatively affect our financial results.

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

We may encounter difficulties in implementing our strategies of expanding into new markets.

Future growth strategies may include expanding into new geographic markets, introducing additional insurance and non-insurance products and acquiring the business and assets of underwriting and retail agencies. Our future growth will face risks, including risks associated with our ability to:

•	obtain necessary licenses;

•	properly design and price our products;

•	identify, hire and train new claims and sales employees;

•	identify agency acquisition candidates; and

•	assimilate and integrate the operations, personnel, technologies, products and information systems of the acquired companies.

We may also encounter difficulties in connection with implementing certain growth strategies, including unanticipated expenditures, damaged or lost relationships with customers and independent agencies and contractual, intellectual property or employment issues relating to companies we acquire. In addition, we may elect to enter into a geographic or business market in which we have little or no prior experience.

Any expansion will also place significant demands on our management, operations, systems, accounting, internal controls and financial resources. Any failure by us to manage our growth and to respond to changes in our business could have a material adverse effect on our business and profitability and could cause the price of our common stock to decline.

Our underwriting operations are vulnerable to a reduction in the amount of business written by independent agencies.

On September 30, 2013, we sold our affiliated retail agency distribution business to a third-party, which is now our largest independent agency relationship. A significant amount of our gross written premiums are produced by independent agencies. Consequently, our business depends in part on the marketing efforts of independent agencies and on our ability to offer insurance products and services that meet the requirements of these independent agencies and their customers. Independent agencies are not obligated to sell or promote our products, and since many of our competitors rely significantly on the independent agency market, we must compete with other insurance companies and underwriting agencies for independent agencies’ business. Some of our competitors offer a larger variety of products, lower prices for insurance coverage or higher commissions, and we therefore may not be able to continue to attract and retain independent agencies to sell our insurance products. A material reduction in the amount of business our independent agencies sell would negatively impact our revenues.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2013, our investment portfolio was primarily invested in fixed-income securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities. We attempt to mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. If market interest rates were to change 1.0% (for example, the difference between 5.0% and 6.0%), the fair value of our fixed-income securities would change approximately $1.5 million. The change in fair value was determined using duration modeling assuming no prepayments.

If we are unable to make required payments or refinance our debt as it matures, it could have an adverse impact on our business and overall liquidity.

In 2013, we entered into a $40.0 million senior secured credit facility (senior facility) and a $10.0 million subordinated secured credit facility (subordinated facility). The senior facility matures on March 30, 2016, and the subordinated facility matures on March 30, 2017. The principal amount of the senior facility is payable in quarterly installments, and we are also required to make certain annual principal payments calculated based on our financial performance. Additionally, certain events, such as receipt of contingent proceeds from the sale of our retail business, the sale of other material assets, or the issuance of new equity, may necessitate additional required principal payments. After we have discharged all obligations under the senior facility, we will incur similar required payment obligations under the subordinated facility. During 2013, we made $5.0 million in principal payments under our senior facility.

Our obligations under the senior facility and subordinated facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by first and second lien security interests on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of AIC.

If we are unable to make required payments under the senior facility and subordinated facility, or if we are unable to payoff, refinance or extend the maturity of our credit facilities when they mature, it would have a material adverse effect on our operations and on our creditors and stockholders.

We are subject to a number of restrictive debt covenants under our credit facilities that may restrict our business and financing activities.

Our credit facilities contain restrictive debt covenants that, among other things, restrict our ability to:

•	Borrow money;

•	Pay dividends and make distributions;

•	Issue stock;

•	Make certain investments;

•	Use assets as security in other transactions;

•	Create liens;

•	Enter into affiliate transactions;

•	Merge or consolidate; or

•	Transfer and sell assets.

Our credit facilities also require us to meet certain financial tests, and our need to meet the requirements of these financial tests may limit our ability to expand or pursue our business strategies. If we are unable to maintain compliance with our debt covenants, it would have a material adverse effect on our operations and on our creditors and stockholders.

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

We could be harmed by data loss or other security breaches.

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

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not issue an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of December 31, 2013, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, as mentioned previously, our non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

As of December 31, 2013, we leased an aggregate of 164,331 square feet of office space in various locations throughout the United States. The office space includes a lease for 45,635 aggregate square feet of office space in a common building in Burr Ridge, Illinois which expires in November 2016. Effective November 2012, we subleased 38,341 square feet of the common building in Burr Ridge through November 2016. We lease 56,888 square feet of office space in Addison, Texas, and our Addison lease term expires in October 2024. We also have two leases of 55,186 aggregate square feet of office space in Baton Rouge, Louisiana. One Baton Rouge lease is for 51,792 square feet of office space with a term that expires in January 2020. The second Baton Rouge lease is for 3,394 square feet of office space with a term that expires in July 2014. We also have offices in Chicago and Dallas which have 4,003 and 2,619 square feet, respectively.

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

In December 2013, we were served with a complaint filed in the 44th Judicial District Court of Dallas County, Texas. The lawsuit also names as a defendant an unaffiliated county mutual insurance company (county mutual) for which we serve as managing general agent. We are contractually obligated to indemnify the county mutual under certain circumstances. Plaintiffs allege that in May 2013, they obtained a default judgment against an insured of the county mutual in the aggregate amount of $454,194, and, through entry of a turnover order, became assignees of the insured’s rights against us and the county mutual insurance company. Plaintiffs assert claims for breach of the duty to defend, breach of the duty of good faith and fair dealing, violations of the Texas Insurance Code, and negligence. Plaintiffs seek a declaratory judgment as well as damages in the amount of the default judgment, incidental and consequential damages, punitive damages, attorney’s fees and costs, pre and post-judgment interest, and statutory damages. We dispute Plaintiffs’ claims and intend to defend ourselves vigorously. No determination that an unfavorable outcome is either probable or remote can be made at this time. Similarly, no accurate estimate of the range of potential loss can be made at this time.

Affirmative Insurance Company (AIC) was party to a General Agency Agreement with United Underwriters, Inc. (United), pursuant to which United produced business and managed claims on such business in the state of Utah. The General Agency Agreement terminated in 2006. In May 2005, two of AIC’s insureds were injured in an automobile accident for which they sought personal injury protection (PIP) and underinsured motorist (UIM) benefits from AIC. United disputed the insureds’ claims and a lawsuit was filed in the Third District Court of Salt Lake County, Utah. Pursuant to the General Agency Agreement, United is responsible for all costs to defend the lawsuit and owes certain indemnification obligations to AIC. After a bench trial in September 2013, the trial court issued its Findings of Fact, Conclusions of Law and Order on December 5, 2013 (Order), finding in favor of AIC’s insureds on their claims for PIP and UIM benefits. The trial court further found that AIC breached its duty of good faith and fair dealing and awarded certain pre-judgment interest and consequential damages of attorneys’ fees and costs. The trial court directed that the parties submit evidentiary materials and briefing materials on the amount of attorneys’ fees and costs to be awarded, with a hearing to be scheduled. AIC has notified United of its intention to pursue indemnification for losses in connection with this matter. However, we believe that our ultimate loss will be within the limits of the policy issued to our insureds, which has been recorded in our loss and LAE reserves.

On March 20, 2013, we were served with a Class Action Petition for Damages and Penalties for Arbitrary and Capricious Behavior filed in the 13th Judicial District Court, Parish of Evangeline, Louisiana against USAgencies Casualty Insurance Company (USAgencies). The named plaintiffs allege that the denial of their first-party property damage claim based on USAgencies’ policy exclusion for driving under the influence of alcohol was arbitrary and capricious, and that USAgencies’ enforcement of the subject policy exclusion violates Louisiana public policy. On August 2, 2013, the Court ruled that USAgencies’ policy exclusion violated Louisiana public policy and was unenforceable. On August 30, 2013, USAgencies filed its application for supervisory writ with the Louisiana Third Circuit Court of Appeal, which was denied on November 5, 2013. We are now pursuing a regular appeal in the Louisiana Third Circuit Court of Appeal. At this time, no accurate estimate of the range of potential loss can be made.

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

Market Information

Our common stock is traded on the over-the-counter market under the symbol AFFM. Prior to being delisted on June 25, 2012, our common stock traded on the NASDAQ Global Select Market under the symbol AFFM. The following table sets forth, for the periods indicated, the high, low and closing sales prices for our common stock as reported on the OTC Market and the NASDAQ Global Select Market:

	First Quarter Ended March 31	Second Quarter Ended June 30	Third Quarter Ended September 30	Fourth Quarter Ended December 31
2013
High	$0.45	$0.75	$3.25	$3.30
Low	0.24	0.27	0.78	2.00
Close	0.33	0.75	2.45	2.55
Cash dividends declared per share	—	—	—	—
2012
High	$1.21	$0.56	$0.45	$0.45
Low	0.43	0.24	0.14	0.10
Close	0.53	0.33	0.45	0.14
Cash dividends declared per share	—	—	—	—

Shareholders of Record

On March 25, 2014, the closing sales price of our common stock as reported by the OTC Market was $2.55 per share, there were 15,880,358 shares of our common stock issued and outstanding and there were 9 known holders of record of our common stock and approximately 600 beneficial owners.

Dividends

The declaration and payment of dividends is subject to the discretion of our board of directors and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our subsidiaries, and other factors deemed relevant by our board of directors. Under the terms of the senior secured credit facility, effective September 2013, dividend payments are restricted. No dividends were paid in 2013, 2012 or 2011. There is no requirement that we must, and we cannot assure that we will, declare and pay any dividends in the future. Our board of directors may determine to retain such capital for repayment of indebtedness, general corporate or other purposes. For a discussion of our cash resources and needs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources”.

We are a holding company and a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, our principal sources of funds are dividends and other payments from our operating subsidiaries. The ability of our insurance subsidiaries to pay dividends is subject to limits under insurance laws of the states in which they are domiciled. Furthermore, there are no restrictions on payment of dividends from our administrative and consumer products subsidiaries, other than typical state corporation law requirements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a provider of non-standard personal automobile insurance policies for individual consumers in targeted geographic markets. Non-standard personal automobile insurance policies provide coverage to drivers who find it difficult to obtain insurance from standard automobile insurance companies due to their lack of prior insurance, age, driving record, limited financial resources or other factors. Non-standard personal automobile insurance policies generally require higher premiums than standard automobile insurance policies for comparable coverage.

As of December 31, 2013, our subsidiaries included insurance companies licensed to write insurance policies in 39 states, two underwriting agencies and a service company. We are also party to an agreement with an unaffiliated underwriting agency that distributes our policies in the state of California. We distribute and service non-standard insurance policies underwritten by a Texas county mutual insurance company. Prior to the sale of our retail agency distribution business on September 30, 2013, we also provided premium financing services and distributed third-party insurance products and services. We are currently distributing insurance policies through approximately 5,200 independent agents or brokers including the retail agency stores sold on September 30, 2013. We currently operate in seven states (Louisiana, Texas, California, Alabama, Illinois, Indiana and Missouri). In 2012, we discontinued writing business in the state of South Carolina. In 2011, we discontinued writing business in the state of Michigan.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

We incurred losses from operations over the last five years, including an operating loss of $8.5 million for the year ended December 31, 2013. Losses over this period were primarily due to underwriting losses, significant revenue declines, expenses declining less than the amount of revenue declines, and goodwill impairments. The losses from operations were the result of prior pricing issues in some states in which we have taken significant pricing and underwriting actions to address profitability, losses from states that we have exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses.

The senior secured and subordinated credit facilities contain quarterly debt covenants that set forth, among other things, minimum risk-based capital requirements for our insurance subsidiaries as well as minimum cash flow requirements for our non-regulated businesses. As of December 31, 2013, we were in compliance with these covenants. However, it is probable we will not meet certain of these covenants in 2014. If we are unable to maintain compliance with the covenants or obtain a forbearance or waiver of any non-compliance or amend the agreements to change such covenants, the lenders could declare all amounts outstanding under the facilities to be immediately due and payable. If our lenders declare the amounts outstanding to be immediately due and payable, it would have a material adverse effect on our operations and our creditors and stockholders.

We have taken actions to address our liquidity concerns including:

•

Sale of retail business — On September 30, 2013, we sold our retail agency distribution business for $101.9 million plus the potential to receive an additional $20.0 million of cash proceeds. We already paid down the senior secured note by $5.0 million in November 2013 from the $20.0 million originally established in an escrow account on the sale date. We expect to pay down an additional $5.0 million of the senior secured note in April 2014 based on the risk-based capital measurement as of December 31, 2013. In addition, the purchase agreement was amended in March 2014 to suspend the measurement of risk-based capital as of March 31, 2014, which determines how the remaining escrow account is utilized until the measurement date as of June 30, 2014.

•

Debt refinancing — We used proceeds from the sale of the retail agency distribution business and two new debt arrangements to replace the existing senior secured credit facility. Our new debt arrangement consists of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017.

•	Management has taken and will continue to pursue appropriate actions to improve the underwriting results; however, there can be no assurance that this will occur.

•	Management has obtained sufficient quota-share reinsurance to allow us to maintain written premium capacity through 2014.

Our recent history of recurring losses from operations and our probable failure to comply with certain financial covenants in our senior secured and subordinated credit facilities in 2014 raises substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions when applying our accounting policies. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are described below. For a detailed discussion on the application of these and other accounting policies, see Note 3 of Notes to Consolidated Financial Statements which appears in Item 8 of this Annual Report.

•	reserving for unpaid losses and loss adjustment expenses;

•	reinsurance recoverable on paid and incurred losses;

•	valuation of available-for-sale investments;

•	deferred acquisition costs; and

•	income taxes.

Reserving for unpaid losses and loss adjustment expenses. On a quarterly basis at the end of each financial reporting period, we record management’s best estimate of our overall reserve for both current and prior accident years. The amount recorded represents the remaining amount we expect to pay for all covered losses, including case reserves, reserves for unreported losses, and supplemental development on losses with reserves as of the statement date, as well as the amount we expect to pay for all claim settlement expenses. The overall reserve estimate for loss and loss adjustment expenses (LAE) is the difference between management’s best estimate of the ultimate loss and LAE and the paid loss and LAE through the current financial statement date. Management’s best estimate consists of separate estimates for loss, defense and cost containment expenses, and adjusting and other expenses.

We estimate loss and LAE reserves by using detailed statistical analyses and judgment, including adjustments for internal or external variables that may affect our loss exposure. The underlying methods require using estimates and informed judgment. As a result the loss and LAE reserve estimation process is inherently uncertain. We use the following generally accepted actuarial loss and LAE reserving methods in our analysis:

•

Paid Loss Development — We use historical loss and LAE payments over discrete periods of time to estimate future loss and LAE payments. Paid development methods assume that the patterns of paid loss or LAE that occurred in past periods will be similar to loss and LAE payment patterns that will occur in future periods.

•

Incurred Loss Development — We use historical case incurred loss and LAE (the sum of cumulative loss and LAE payments plus outstanding case loss reserves) over discrete periods of time to estimate future loss and LAE. Incurred development methods assume that the case loss and LAE reserving practices are consistently applied over time.

•

Paid Bornhuetter/Ferguson — This method combines paid development and expected loss and LAE ratio methods. Expected loss ratio methods assume that ultimate losses vary proportionately with premiums. We use pricing information to develop expected loss and LAE ratios, which we combine with earned premium and undeveloped loss and LAE, and then add them to the actual loss and LAE paid to date.

•

Incurred Bornhuetter/Ferguson — This method combines case incurred development and expected loss and LAE ratio methods. We use the same expected loss and LAE ratios as the Paid Bornhuetter-Ferguson method, which we combine with earned premium and undeveloped loss and LAE, and then add them to the actual case incurred loss and LAE to date.

•

Frequency and Severity — We use historical claim count development over discrete periods of time to estimate future claim counts. We divide projected ultimate claim counts by an exposure base (earned car-years), select expected claim frequencies from the results, and adjust them for trends based on internal and external information. Concurrently, we divide projected ultimate losses by the projected ultimate claim counts to select expected loss severities. We use internal and external information to trend the severities and combine them with the trended, projected frequencies to develop ultimate loss projections.

We consider multiple internal and external factors as part of evaluating the reasonability of the methods and selecting management’s best estimates. Many of these factors vary by state, coverage, program, and time period. Some examples of internal factors include: changes to product mix, changes to claims-handling practices, changes to coverage or products, or changes to underwriting rules. External factors include: frequency trends, severity trends, changes to state-mandated minimum limits, medical inflation, inflation in repair or replacement costs, general economic trends, and changes to the legislative environment.

We monitor the actual emergence of loss and LAE data and compare it to the expected emergence implied by our central point estimates. Differences in these are part of our considerations for whether it’s appropriate to modify our assumptions for developing loss and LAE reserve estimates.

We review loss reserve adequacy quarterly by accident year, state, program, and coverage. We adjust carried reserves as we learn additional information, and reflect these adjustments in our current year operations.

The range of potential ultimate values for any accident year diminishes with the age of the accident year. Recent accident years tend to have wider ranges of potential values because claims may still be emerging and injuries may still be unknown. As accident years age, the number of open claims decreases, injury specifics become clear, and the ranges of potential values narrow.

There can be no assurance that actual future loss and LAE development, or variability in loss and LAE, will be consistent with the development or variability in our historical loss and LAE experience. We expect that the final outcome for a given accident year will be within the range of estimates if development emerges normally.

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

We routinely monitor the collectability of the reinsurance recoverables of our insurance companies to determine if an amount is potentially uncollectible. Our evaluation is based on periodic reviews of our aged recoverables, as well as our assessment of recoverables due from reinsurers known to be in financial difficulty. When appropriate, we obtain irrevocable letters of credit or require the reinsurer to establish trust funds to secure their obligations to us. All significant reinsurers are currently rated A- or better by A. M. Best excluding the run-off business reinsured by Vesta Fire Insurance Company (VFIC). Our estimates and judgment about collectability of the recoverables and the financial condition of reinsurers can change, and these changes can affect the level of reserve required.

At December 31, 2013, our receivables from reinsurers included $13.4 million net recoverable from VFIC. At December 31, 2013, the VFIC Trust held $16.6 million to collateralize the $13.4 million net recoverable from VFIC. We have, with the approval of the VFIC Special Deputy Receiver and the District Court, Austin, Texas, withdrawn $9.0 million through December 31, 2013 from the trust securing our reinsurance recoverables from VFIC, which represented 100% of the amount we paid in losses as of the date of the withdrawal covered by the VFIC reinsurance. We have made arrangements with the VFIC Special Deputy Receiver to submit quarterly statements for approval to withdraw additional funds from the trust based upon losses paid.

As of December 31, 2013 and 2012, we had no reserve for uncollectible reinsurance recoverables. We assessed the collectability of our year-end receivables and believe all amounts are collectible based on currently available information.

Valuation of available-for-sale investments. Our available-for-sale investment securities are recorded at fair value, which is typically based on publicly-available quoted prices. When quoted market prices in active markets are unavailable, we determine fair value based on independent external valuation sources. From time to time, the carrying value of our investments may be temporarily impaired because of the inherent volatility of publicly-traded investments. We do not adjust the carrying value of any investment unless management determines that the impairment of an investment’s value is other than temporary.

We conduct regular reviews to assess whether our investments are impaired and if any impairment is other than temporary. Factors considered by us in assessing whether an impairment is other than temporary include the credit quality of the investment, the duration of the impairment, our ability and intent to hold the investment until recovery or maturity and overall economic conditions. An other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss), a component of stockholders’ equity (deficit). All impairments on our available-for-sale investment securities were considered temporary in nature as of December 31, 2013 and 2012, respectively. Accordingly, unrealized losses are recorded in other comprehensive income (loss) on our consolidated balance sheet.

Gains and losses realized on the disposition of investment securities are determined on the specific-identification basis and credited or charged to income. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income.

Deferred acquisition costs. Deferred acquisition costs represent the deferral of expenses that we incur in the successful acquisition of new business or renewing existing business. Policy acquisition costs (primarily commissions, premium taxes, net of ceding commission income, related to the successful issuance of a policy) are deferred and charged against income ratably over the terms of the related policies. Management regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. At December 31, 2013 and 2012, there were no premium deficiencies. Judgments as to the ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with unearned premiums.

Income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. In addition, we assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statement of operations. We carry a full valuation allowance as of December 31, 2013 and 2012 that was initially established in 2009.

If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such a conclusion is reached, which would materially impact our financial position and results of operations in a favorable manner.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. This ASU is effective prospectively for annual and interim periods beginning after December 15, 2012. The adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.

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

SALE OF RETAIL BUSINESS

On September 30, 2013, we sold our retail agency distribution business to Confie Seguros (Confie). Our retail agency distribution business consisted of 195 retail locations in Louisiana, Alabama, Texas, Illinois, Indiana, Missouri, Kansas, South Carolina and Wisconsin and two premium finance companies (the retail business). Proceeds from the sale were $101.9 million in cash with the potential to receive an additional $20.0 million of cash proceeds. The cash proceeds included $20.0 million placed in an escrow account which is included in other assets on the consolidated balance sheet. The funds held in escrow will, dependent upon the risk-based capital status of Affirmative Insurance Company (AIC), be utilized to either infuse capital into AIC or pay down debt. The risk-based capital measurement will be made quarterly through June 30, 2014. As of the first measurement date of September 30, 2013, AIC met the risk-based capital target and in November 2013, $5.0 million was released from the escrow account and was used to pay down the senior secured credit facility.

We expect to pay down an additional $5.0 million of the senior secured credit facility in April 2014 based on the risk-based capital measurement as of December 31, 2013. In addition, the purchase agreement was amended in March 2014 to suspend the measurement of risk-based capital as of March 31, 2014, which determines how the remaining escrow account is utilized until the measurement date as of June 30, 2014. The initial cash proceeds also included a preliminary working capital adjustment of $1.8 million as of September 30, 2013. Upon review by the purchaser, an additional working capital adjustment of $0.1 million was received in the fourth quarter of 2013.

We may receive up to an additional $20.0 million of proceeds that could be used to pay down debt or infuse capital into AIC. The additional proceeds are contingent on AIC meeting certain risk-based capital thresholds and maintaining the obligations of the distribution agreement. The risk-based capital measurement begins as of June 30, 2014 and can be achieved quarterly through December 31, 2015. In the best case scenario, the Company would receive an additional $10.0 million of proceeds based on the risk-based capital measurement as of June 30, 2014, and an additional $10.0 million of proceeds based on the measurement as of September 30, 2014. These contingent proceeds will be recognized in future periods as risk-based measurement thresholds are achieved.

In connection with the sale of the retail business, we also entered into a distribution agreement pursuant to which the purchaser will continue to produce insurance business for our insurance subsidiaries at least until the earlier of December 15, 2015, or when Confie’s obligation to pay the contingent proceeds pursuant to the purchase agreement is discharged. Among other things, the distribution agreement sets forth the terms and conditions under which Confie will produce insurance business for the Company after the closing and includes terms designed to preserve the volume of business produced by the retail business for the Company as of the closing. In turn, the distribution agreement obligates our insurance subsidiaries to maintain reinsurance and their underwriting capacity in the markets where the retail business operates for the duration of the distribution agreement, including certain restrictions on increasing fees and rates beyond certain thresholds without Confie’s consent. Additionally, Confie will continue to provide premium financing capability for the Company’s policies, including for business written through other independent agencies in certain markets, and the parties will share equally in any increased profits from premium financing other independent agency business during the term of the distribution agreement. Due to the Company’s significant continuing involvement as the underwriter for business produced by the retail agency distribution business and the ongoing premium finance arrangements, the operating activities of the retail agency distribution are not reflected as discontinued operations as of December 31, 2013.

The Company realized a pretax gain on the sale of $65.0 million. The Company’s consolidated results of operations include the retail business’s results of operations through the date of the sale, September 30, 2013.

RESULTS OF OPERATIONS

We are a provider of non-standard personal automobile insurance policies for individual consumers in targeted geographic markets. Prior to the sale of our retail agency distribution business on September 30, 2013, we also provided premium financing services and third-party insurance products and services. Non-standard personal automobile insurance policies provide coverage to drivers who find it difficult to obtain insurance from standard automobile insurance companies due to their lack of prior insurance, age, driving record, limited financial resources or other factors. Non-standard personal automobile insurance policies generally require higher premiums than standard automobile insurance policies for comparable coverage. On September 30, 2013, we sold our retail agency distribution business to a third-party, which is now our largest independent agency relationship. In addition to selling our insurance policies to customers, the former retail agency distribution business also sold third-party insurance policies as well as complimentary and ancillary insurance products. Retail revenue generated from third-parties prior to the September 30, 2013 transaction is included in commission and fees revenue in our consolidated financial statements.

Our ability to develop strong and mutually beneficial relationships with independent agencies is important to the success of our distribution strategy. We believe that strong product positioning and high service standards are key to independent agency loyalty. We foster our independent agency relationships by providing them our agency software applications designed to strengthen and expand their sales and service capabilities for our products. These software applications provide independent agencies with the ability to service their customers’ accounts and access their own commission information. We maintain strict and high standards for call answering and abandonment rate service levels in our customer service call centers. We believe the level and array of services that we offer to independent agencies creates value in their businesses.

Premiums. One measurement of our performance is the level of gross written premiums managed and a second measurement is the relative proportion of premiums written through our distribution channels. The following table displays our gross written premiums managed by distribution channel (in thousands):

	Year Ended December 31,
	2013	2012	2011
Independent agencies:
Former retail agencies	$143,236	$149,478	$158,368
Other independent agencies	123,461	69,768	55,968

Independent agencies subtotal	266,697	219,246	214,336
Unaffiliated underwriting agency	73,770	17,776	14,893

Total gross written premiums managed	340,467	237,022	229,229
Less managed premiums not underwritten	48,272	—	—

Gross underwritten premiums	$292,195	$237,022	$229,229

Total gross written premiums managed for 2013 increased $103.4 million, or 43.6%, compared with 2012. This increase was primarily due to an increase in new business policies generated in Texas and California. We believe this growth in Texas and California was due to a number of competitors that had been aggressive on pricing in the past either exiting the marketplace or reducing their writings significantly. Historically, we assumed premiums from a Texas county mutual insurance company (the county mutual) whereby we assumed 100% of the policies issued by the county mutual for business produced by our owned general agents. The county mutual did not retain any of this business and there were no loss limits other than the underlying policy limits. The assumed reinsurance agreement was terminated on January 1, 2013 on a cut-off basis and the third-party reinsurance company that we had quota-share agreements with since September 2011 was assuming 100% of the business originated through the county mutual. However, we continue to manage the business as a general agent. Unearned premium of $11.8 million was returned to the Texas county mutual as of January 1, 2013 related to the termination of the reinsurance agreement.

Total gross written premiums managed for 2012 increased $7.8 million, or 3.4%, compared with 2011. This increase was primarily due to an increase in new business policies generated in Texas from independent agencies during 2012. New business policies in Texas increased 41.4% for 2012 compared with 2011, which was comprised of a 12.6% increase from our former retail stores and a 131.3% increase from independent agents.

In our other independent agency distribution channel, gross written premiums managed for 2013 increased $53.7 million, or 77.0% for 2013. We believe this increase was primarily due to a reduction in competition from companies that were aggressive in pricing. In our other independent agency distribution channel, gross written premiums for 2012 increased $13.8 million, or 24.7%, compared with 2011 primarily due to increases in our Texas business.

Gross written premiums managed by our unaffiliated underwriting agency for 2013 increased $56.0 million, or 315.0%, compared with 2012 due to a reduction in competition from companies that were aggressive on pricing. Gross written premiums managed by our unaffiliated underwriting agency for 2012 increased $2.9 million, or 19.4%, compared with 2011.

The following table displays our gross written premiums managed and assumed by state (in thousands):

	Year Ended December 31,
	2013	2012	2011
Louisiana	$119,828	$106,841	$116,462
Texas	93,573	54,009	36,257
California	73,741	17,706	14,789
Alabama	25,272	21,270	23,377
Illinois	18,359	23,887	25,577
Indiana	6,846	8,092	6,463
Missouri	2,799	3,084	1,885
South Carolina	—	2,127	3,442
Michigan	—	—	895
Other	49	6	82

Total written premium managed	340,467	237,022	229,229
Less Texas written premium not underwritten	48,272	—	—

Gross underwritten premiums	$292,195	$237,022	$229,229

Net Premiums Written. The following table reflects the premiums ceded and assumed under reinsurance agreements in our consolidated financial statements (in thousands):

	Year Ended December 31,
	2013	2012	2011
Direct premiums written	$304,007	$198,359	$193,528
Assumed/ (returned) premiums	(11,812)	38,663	35,701

Gross written premiums	292,195	237,022	229,229
Ceded premiums written	(163,549)	(66,482)	(88,065)

Net premiums written	$128,646	$170,540	$141,164

Total net premiums written for 2013 decreased $41.9 million, or 24.6%, compared with 2012. The decrease was due to an increase in reinsurance. Net written premium was impacted by the 40% quota-share reinsurance contract that was effective March 31, 2013 with the initial cession of $27.2 million unearned premiums, the amendment ceding an additional 40% effective June 30, 2013, ceding additional $24.4 million of unearned premium, and impacted by the termination of a reinsurance agreement with a county mutual that was terminated on January 1, 2013, which reduced gross written premiums by $11.8 million. For 2012, net written premium was impacted by the 28% quota-share reinsurance contract that was terminated effective January 1, 2012 which increased net written premium by $16.1 million. Total net premiums written for 2012 increased $29.4 million, or 20.8%, compared with 2011. The increase was primarily due to the increase in gross written premium and the termination of a quota-share reinsurance agreement on January 1, 2012. This contract, put in place effective January 1, 2011, terminated on a cut-off basis and resulted in the return of $11.8 million of ceded unearned premium, net of $4.3 million of deferred ceding commissions during the year ended December 31, 2012.

Reinsurance. During 2011, we entered into a quota-share reinsurance arrangement effective January 1, 2011 ceding 28% of gross written premium in all states other than Michigan through December 31, 2011. This contract terminated on January 1, 2012 on a cut-off basis and resulted in the return of $11.8 million of ceded unearned premium, net of $4.3 million of deferred ceding commissions. Written premiums ceded under this agreement totaled $50.6 million.

Also in 2011, we entered into a quota-share agreement with a different third-party reinsurance company under which we ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $82.0 million during the year ended December 31, 2012, and this agreement was extended under the same terms through March 31, 2013 and terminated on a cutoff basis as of April 1, 2013. Upon termination, we recorded $27.2 million of returned premium, net of $7.7 million deferred ceding commissions. Written premiums under this agreement during 2013 represented a return of previously ceded premiums totaling $5.5 million. Written premiums ceded under this agreement totaled $99.4 million since inception through April 1, 2013.

In 2013, we entered into a new quota-share agreement with the previous third-party reinsurance company effective March 31, 2013, under which we cede 40% for the same four states as the expiring agreement. This agreement is through December 31, 2013 but had automatic one-year renewals unless either party provides notice of intent not to renew within 75 days. This agreement was amended effective June 30, 2013, under which we cede an additional 40% for the same four states for the remainder of 2013. This agreement was further amended to provide a $10.0 million reduction in ceded premiums in the fourth quarter. Written premiums ceded under this agreement totaled $145.8 million during the year ended December 31, 2013. This agreement terminated on January 1, 2014.

Effective December 31, 2013, we entered into a new reinsurance agreement with four new third-party reinsurance companies. Under this agreement, we cede 20% of premiums and losses in Alabama, Illinois, Louisiana and Texas, and 60% in California on policies in force on December 31, 2013 or written or renewed on and after that date. Written premiums ceded under this agreement totaled $22.2 million as of December 31, 2013. On January 1, 2014, the quota-share rate increases to 60% for all business in force in these same states and for new and renewal business through January 1, 2015.

The amount of recoveries pertaining to reinsurance contracts that were deducted from losses and loss adjustment expenses incurred during 2013, 2012 and 2011 was approximately $80.1 million, $49.8 million and $40.6 million, respectively. The amount of loss reserves and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Losses and loss adjustment expense reserves	$72,366	$67,166	$78,510
Unearned premium reserve	69,381	24,628	36,674

Total	$141,747	$91,794	$115,184

The following table summarizes the ceded incurred losses and loss adjustment expenses (consisting of ceded paid losses and loss adjustment expenses and change in reserves for loss and loss adjustment expenses ceded) to various reinsurers (in thousands):

	Year Ended December 31,
	2013	2012	2011
Paid losses and loss adjustment expenses ceded	$74,903	$61,186	$55,197
Change in loss and loss adjustment expense reserves ceded	5,200	(11,344)	(14,574)

Incurred losses and loss adjustment expenses ceded	$80,103	$49,842	$40,623

The Michigan Catastrophic Claims Association (MCCA) is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan. We discontinued writing policies in Michigan in 2011. For policies effective in 2011, the retention amount was $0.5 million. When we wrote personal automobile policies in the state of Michigan, we ceded premiums and claims to the MCCA. Funding for MCCA comes from assessments against active automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

The table below presents the ceded premiums written and ceded loss and loss adjustment expenses to the MCCA for the year ended December 31, 2012 and 2011(in thousands):

	2012	2011
Ceded premiums written	$—	$528

Ceded loss and loss adjustment expenses	$(158)	$(16,071)

In February 2013, we entered into a one-year excess of loss reinsurance contract with third-party reinsurers that provides coverage for individual losses in excess of $100,000 up to $1.0 million.

In July 2013, we entered into a reinsurance agreement with third-party reinsurers which provides $7.0 million in excess of the first $3.0 million of losses coverage for catastrophic events that may involve multiple insured losses.

Commission Income, Fees and Managing General Agent Revenue. Another measurement of our performance is the relative level of production of fee revenue. Policy origination fees and installment fees compensate us for the costs of policy administration and providing installment payment plans. Policy and installment fees are earned for business managed by our general agencies and must be approved by the applicable state’s department of insurance. Managing general agent revenues are earned for business produced for a Texas county mutual insurance company beginning January 1, 2013. We receive compensation for underwriting services and providing claims handling on the business. Premium finance, commission income, and agency fees represent revenues from the retail agency business prior to being sold on September 30, 2013. Premium finance fees consist of origination and servicing fees as well as interest on premiums that customers choose to finance. Commission income consist of the income earned on sales of unaffiliated, third-party companies’ insurance policies or other products sold by our retail agencies. Agency fees compensated the Company for the costs of policy cancellation, policy rewrite and reinstatement.

The following sets forth the components of consolidated commission income, fees and managing general agent revenue earned for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Insurance fees:
Policyholder fees	$35,354	$20,694	$24,334
Managing general agent revenue	9,468	—	—
Former retail business fees:
Premium finance revenue	16,272	21,078	22,897
Commissions and fees	13,114	16,153	16,315
Agency fees	3,326	3,570	4,339

Total commission income, fees and managing general agent revenue	$77,534	$61,495	$67,885

Commission income, fees and managing general agent revenue for 2013 increased $16.0 million, or 26.1%, compared with 2012. Policyholder fees increased $14.7 million, or 70.8%, due to the higher overall volume of premiums written and a change in mix of states. Managing general agent revenue is related to the Texas county mutual book of business that we manage, but no longer assume the underwriting risk beginning January 1, 2013. Commission income and fees for 2012 decreased $6.4 million, or 9.4%, compared with 2011. In 2012, policyholder fees decreased $3.6 million, or 15.0%, due to the lower overall volume of premiums written and a change in mix of states.

Prior to the sale of our retail agency distribution business, we earned commission income and fees in our retail distribution channel for sales of third-party insurance policies in addition to policies under our management. In 2013, commissions and fees decreased $3.0 million, or 18.8%, due to decreased third-party sales. Commissions and fees for 2012 decreased $0.2 million, or 1.0%, due to a decrease in ancillary product sales. The following represents third-party gross written premiums produced by our former retail agencies (in thousands):

	Year Ended December 31,
	2013	2012	2011
Third-party carrier policies sold	$43,713	$49,651	$54,467

Third-party policies for 2013 decreased $5.9 million, or 12.0%, compared with 2012. Retail premium volume was impacted by the sale of our retail agency distribution business effective September 30, 2013. Third-party policies for 2012 decreased $4.8 million, or 8.8%, compared with 2011.

Premium finance revenue for 2013 decreased $4.8 million, or 22.8%, compared to 2012 due to the sale of the retail business. Premium finance revenue for 2012 decreased $1.8 million, or 7.9%, compared to 2011 due to decreases in the number of policies financed and revenue per policy.

Net Investment Income and Other Income. Net investment income includes income on our portfolio of debt securities and net rental income from our investment in real property. Net investment income for 2013 decreased $0.4 million, or 12.4%, compared with 2012. The decrease was primarily due to a 36.2% decrease in total average invested assets to $48.7 million during 2013 from $76.3 million during 2012. The annualized average investment yield was 1.4% (1.5% on a taxable equivalent basis) in 2013, compared with 1.9% (2.0% on a taxable equivalent basis) in 2012.

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

At December 31, 2013, our fixed-income investments were invested in the following: corporate debt securities 51.8%; U.S. Treasury and government agencies securities 28.6%; certificates of deposit 7.9%; mortgage-backed securities 6.4%; and states and political subdivisions securities 5.3%. The average quality of our portfolio was A+ at December 31, 2013. We attempt to mitigate interest rate risk by managing the duration of our fixed-income portfolio to the duration of our reserves. As of December 31, 2013, the effective duration of our fixed-income investment portfolio was 2.4 years.

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

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for 2013 increased $36.0 million, or 32.1%, compared with 2012. Losses and loss adjustment expenses for 2012 decreased $25.8 million, or 18.7%, compared with 2011.

The following table displays loss ratios:

	Year Ended December 31,
	2013	2012	2011
Loss ratio — current year	81.8%	74.0%	75.1%
Adverse loss ratio development — prior year business	7.4	3.8	2.9

Reported loss ratio	89.2%	77.8%	78.0%

In 2013, the percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 89.2% compared with 77.8% in 2012. The current year included $7.0 million of unfavorable prior period development primarily related to the 2011 accident year for our Louisiana business, $3.6 million related to the 2011 and 2012 Texas business, and $1.3 million for the accident year 2012 California business. Excluding the prior year development, the current accident year net loss ratio was 81.8% compared with 74.0% in 2012. The use of quota-share reinsurance overstates the net loss ratio. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 6.5 points for 2013 and 4.6 points for 2012. Excluding the impact of the quota-share, the net loss ratio for the 2013 accident year was 75.3% and 69.4% for the 2012 accident year. The increase in the current year was primarily due to a significant increase in new business, which tends to have a higher loss ratio than renewal business. Also reflected in the above numbers is the effect of catastrophes. In the current accident year we have incurred catastrophes, net of reinsurance, equal to 2.0 points for 2013 and 2012. Both of these numbers are higher than our long term average expectation of 0.5 points.

In 2012, the percentage of calendar year losses and loss adjustment expense to net premiums earned (the net loss ratio) was 77.8% compared with 78.0% in 2011. On an accident year basis, the net loss ratio was 74.0% in 2012 compared with 75.1% in 2011. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 4.6 points for 2012 and 3.1 points for 2011. Excluding the impact of the quota-share, the net loss ratio for the 2012 accident year was 69.4% and 71.1% for the 2011 accident year. This decrease reflects the pricing, claims and underwriting actions that commenced in the second half of 2010 through 2011. Also reflected in the above numbers is the effect of catastrophes. For the 2012 accident year we have incurred catastrophes, net of reinsurance, equal to 2.0 points for 2012 compared to 1.5 points in 2011. Both of these numbers are higher than our long term average expectation of 0.5 points. The adverse prior period development taken in 2012 was primarily due to an increase in the estimated severity for Louisiana bodily injury claims in 2011.

The decrease in the 2012 accident year resulted from the confluence of a number of initiatives. During 2011, we introduced our new multi-variate pricing model in our four largest states, implemented pricing and underwriting changes and our continuing process in implementing changes to our claims process.

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

The following table provides a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses (in thousands):

	Year Ended December 31,
	2013	2012	2011
Gross balance at beginning of year	$138,854	$183,836	$252,084
Less: Reinsurance recoverable	67,166	78,510	93,084
Less: Deposits	—	—	213

Net balance at beginning of year	71,688	105,326	158,787
Incurred related to:
Current year	135,556	106,379	132,557
Prior year	12,262	5,479	5,100
Paid related to:
Current year	88,727	66,916	87,117
Prior year	69,556	78,580	104,001

Net balance at the end of year	61,223	71,688	105,326
Reinsurance recoverable	72,366	67,166	78,510

Gross balance at the end of year	$133,589	$138,854	$183,836

Our losses and loss adjustment expense reserves of $133.6 million on a gross basis and $61.2 million on a net basis are our best estimates as of December 31, 2013. The analysis provided by our internal valuation methods indicated that the expected range for the ultimate liability for our losses and loss adjustment expense reserves, as of December 31, 2013, was between $112.0 million and $147.8 million on a gross basis and between $51.2 million and $67.6 million on a net basis.

The following table presents the development of reserves for unpaid losses and loss adjustment expenses from 2004 through 2013 for our insurance company subsidiaries, net of reinsurance recoveries or recoverables. The first line of the table presents the reserves at December 31 for each indicated year. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to us. The upper portion of the table presents the cumulative amounts subsequently paid as of successive years with respect to those claims. The lower portion of the table presents an update of the estimated amount of the previously recorded reserves based upon the experience as of the end of each succeeding year. The estimates are revised as more information becomes known about the payments, frequency and severity of claims for individual years. A redundancy (deficiency) exists when the reestimated reserves at each December 31 is less (greater) than the prior reserve estimate. The cumulative redundancy (deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Our historical net liabilities for losses and loss adjustment expenses are impacted by our 100% quota-share reinsurance contract with VFIC. The following table summarizes the development of reserves for unpaid losses and loss adjustment expenses (in thousands):

	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Net liability for unpaid losses and LAE:
Originally estimated	$55,500	$116,109	$138,421	$180,745	$163,454	$160,955	$158,787	$105,326	$71,688	$61,223
Reserve adjustment from acquisition of USAgencies	—	—	27,810	—	—	—	—	—	—	—

Adjusted reserves, net of reinsurance	55,500	116,109	166,231	180,745	163,454	160,955	158,787	105,326	71,688	61,223
Cumulative paid as of December 31,
One year later	17,396	62,715	99,235	126,991	118,314	131,474	104,002	78,580	69,556
Two years later	31,194	83,974	131,873	160,754	155,317	157,213	139,023	108,412
Three years later	39,686	94,879	145,652	176,911	164,463	166,837	156,206
Four years later	43,106	100,444	153,103	181,381	167,830	172,169
Five years later	45,409	104,699	155,618	182,830	170,043
Six years later	46,458	105,674	156,224	183,861
Seven years later	46,952	105,963	156,626
Eight years later	47,167	106,221
Nine years later	47,254
Ten years later

Liability re-estimated as of December 31,
One year later	46,948	110,875	161,208	184,470	178,262	189,001	163,887	110,805	83,950
Two years later	47,417	109,193	161,734	195,550	187,370	182,790	169,978	119,777
Three years later	48,404	110,015	168,066	198,643	179,900	179,767	171,267
Four years later	48,452	116,171	169,075	190,450	176,847	180,019
Five years later	51,279	117,353	162,578	188,458	176,871
Six years later	51,634	113,860	160,890	188,491
Seven years later	49,930	112,445	160,921
Eight years later	49,273	112,479
Nine years later	49,306
Ten years later

Net cumulative redundancy/ (deficiency)	$6,194	$3,630	$5,310	$(7,746)	$(13,417)	$(19,064)	$(12,480)	$(14,451)	$(12,262)	N/A

The following table is a reconciliation of our net liability to our gross liability for losses and loss adjustment expenses (in thousands):

	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
As originally estimated:
Net liability shown above	$55,500	$116,109	$138,421	$180,745	$163,454	$160,955	$158,787	$105,326	$71,688	$61,223
Add reinsurance recoverable	43,363	19,169	21,590	46,854	40,667	32,447	93,084	78,510	67,166	72,366

Gross liability	98,863	135,278	160,011	227,599	204,121	193,402	251,871	183,836	138,854	133,589
Adjusted for acquisition of USAgencies	—	—	71,522	—	—	—	—	—	—	—

Adjusted gross liability	98,863	135,278	231,533	227,599	204,121	193,402	251,871	183,836	138,854	133,589

As re-estimated as of December 31, 2013:
Net liability shown above	49,306	112,479	160,921	188,491	176,871	180,019	171,267	119,777	83,950
Add reinsurance recoverable	39,751	14,105	65,577	45,979	48,308	49,402	75,308	82,694	70,562
Gross liability	89,057	126,584	226,498	234,470	225,179	229,421	246,575	202,471	154,512

Net cumulative redundancy/(deficiency)	$9,806	$8,694	$5,035	$(6,871)	$(21,058)	$(36,019)	$5,296	$(18,635)	$(15,658)

The adverse prior period development recognized in 2013 and 2012 was primarily due to an increase in the estimated severity for Louisiana bodily injury claims in 2011. The gross cumulative redundancy in 2010 was primarily due to a reduction of Michigan case reserves for 2010 due to revised estimates of losses. The gross cumulative deficiency in 2009 increased as a result of revised case reserves on our Michigan business due to increased estimates of ultimate losses.

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and former retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs, including compensation and benefits. Selling, general and administrative expenses for 2013 increased $3.7 million, or 3.8%, compared with 2012, primarily due to a $26.8 million increase in policy acquisition expenses due to the increase in gross written premiums. This was partially offset by a $7.0 million decline in employee compensation and benefits, $6.7 million decline in professional fees, $4.2 million decline in advertising costs and $5.3 million in other overhead costs due to management actions to reduce expenses and the departure of employees with the sale of the retail business. Selling, general and administrative expenses for 2012 decreased $14.7 million, or 13.2%, compared with 2011, primarily due to a $10.0 million decline in policy acquisition expenses, a $2.2 million impairment in the fourth quarter of 2011 related to our office space, and a $3.7 million decline in employee compensation and benefits due to management actions to reduce expenses.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Year Ended December 31,
	2013	2012	2011
Amortization of deferred acquisition costs, net	$(1,907)	$(5,221)	$(241)
Other selling, general and administrative expenses	101,642	101,276	110,957

Total selling, general and administrative expenses	$99,735	$96,055	$110,716

Total as a percentage of net premiums earned	60.2%	66.8%	62.7%

Beginning deferred acquisition costs, net	$98	$(6,464)	$460
Additions, net of ceding commission	(9,549)	1,341	(7,165)
Amortization, net of ceding commissions	1,907	5,221	241

Ending deferred acquisition costs, net	$(7,544)	$98	$(6,464)

Amortization of deferred acquisition costs, net, as a percentage of net premiums earned	1.2%	3.6%	0.1%

Additions to deferred acquisition costs in 2013 decreased by $10.9 million, and additions to the related amortization decreased by $3.3 million compared with 2012. The decrease in additions is primarily due to the increase of $13.1 million of deferred acquisition costs ceded to our reinsurers, partially offset by the policy acquisition expenses incurred for independent agents due to the increase in premiums written as well as the increase in policy acquisition costs in the fourth quarter of our former retail business which previously was eliminated in the consolidated financial statements. Additions to deferred acquisition costs in 2012 increased by $8.5 million, and additions to the related amortization increased by $5.0 million compared with 2011. The increase in additions is primarily due to an increase in business written by independent agents and a decrease in ceded deferred policy acquisition expenses. The increase in amortization is due to an increase in net written premium and higher policy acquisition expenses.

Net expenses, defined as the sum of selling, general and administrative expenses and depreciation and amortization less commission income, fees and managing general agent revenue, as a percentage of net premiums earned (the net expense ratio) decreased to 17.7% in 2013 compared with 31.0% in 2012. The decrease was primarily due to a 15.3% increase in net premiums earned, a 26.1% increase in commission income, fees and managing general agent revenue, and a 29.6% decrease in depreciation and amortization. Net expenses as a percentage of net premiums earned (the net expense ratio) increased to 31.0% in 2012 compared with 29.7% in 2011. The increase was primarily due to an 18.6% decrease in net premiums earned and a 13.2% decrease in selling, general and administrative expenses, which were partially offset by a 9.4% decrease in commission income, fees and managing general agent revenue. The following table sets forth the components of the net expenses and the computation of the net expense ratios (in thousands):

	Year Ended December 31,
	2013	2012	2011
Selling, general and administrative expenses	$99,735	$96,055	$110,716
Depreciation and amortization	7,079	10,062	9,674
Less: Commission income, fees and managing general agent revenue	77,534	61,495	67,885

Net expenses	$29,280	$44,622	$52,505

Net premiums earned	$165,683	$143,736	$176,549

Net expense ratio	17.7%	31.0%	29.7%

Depreciation and Amortization. Depreciation and amortization expenses for 2013 decreased $3.0 million, or 29.6%, compared with 2012 due to the sale of the retail business. Depreciation and amortization expenses for 2012 increased $0.4 million, or 4.0%, compared with 2011.

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

We recorded a $4.2 million pretax loss on extinguishment of debt as a result of this transaction for 2013. The $4.2 million debt extinguishment loss resulted from the write-off of $2.2 million of deferred debt issuance costs and unamortized debt discount relating to the senior secured credit facility effective January 2007, $1.4 million of legal fees and a $0.6 million prepayment premium.

Interest Expense. Interest expense for 2013 increased $0.9 million, or 4.7%, compared with 2012. This increase was primarily due to an increase in amortization of debt discount, which was $4.9 million in 2013 as compared with $4.1 million for 2012 due to the incremental term loan that was borrowed in November 2012 and the new debt arrangement effective September 2013.

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

Income Taxes. Income tax expense for 2013 was $0.9 million as compared to $0.3 million for 2012. Income tax expense for 2013 is primarily due to the sale of the retail business.

Income tax expense for 2012 was $0.3 million as compared to an income tax benefit of $9.0 million in 2011. Income tax expense for 2012 represents increasing deferred tax liabilities arising from timing differences on goodwill and other intangible assets.

Our gross deferred tax assets prior to recognition of valuation allowance were $90.0 million and $104.9 million at December 31, 2013 and 2012, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $88.4 million and $101.9 million at December 31, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of December 31, 2013, we had $3.7 million of cash and cash equivalents at our holding company and non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not issue an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of December 31, 2013, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, as mentioned previously, our non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At December 31, 2013, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. Effective January 1, 2012, the State of Illinois adopted the revised NAIC Risk-Based Capital Model Act that includes a risk-based capital trend test as another manner under which the company action level could be triggered and will be applied beginning December 31, 2012. The test is applicable when an insurance company has a risk-based capital ratio between 200% and 300% and a combined ratio of more than 120%. All of our insurance subsidiaries were in compliance with the RBC trend test as of December 31, 2013.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

We incurred losses from operations over the last five years, including an operating loss of $8.5 million for the year ended December 31, 2013. Losses over this period were primarily due to underwriting losses, significant revenue declines, expenses declining less than the amount of revenue declines, and goodwill impairments. The losses from operations were the result of prior pricing issues in some states in which we have taken significant pricing and underwriting actions to address profitability, losses from states that we have exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses.

The senior secured and subordinated credit facilities contain quarterly debt covenants that set forth, among other things, minimum risk-based capital requirements for our insurance subsidiaries as well as minimum cash flow requirements for our non-regulated businesses. As of December 31, 2013, we were in compliance with these covenants. However, it is probable we will not meet certain of these covenants in 2014. If we are unable to maintain compliance with the covenants or obtain a forbearance or waiver of any non-compliance or amend the agreements to change such covenants, the lenders could declare all amounts outstanding under the facilities to be immediately due and payable. If our lenders declare the amounts outstanding to be immediately due and payable, it would have a material adverse effect on our operations and our creditors and stockholders.

We have taken actions to address our liquidity concerns including:

•

Sale of retail business — On September 30, 2013, we sold our retail agency distribution business for $101.9 million plus the potential to receive an additional $20.0 million of cash proceeds. We already paid down the senior secured note by $5.0 million in November 2013 from the $20.0 million originally established in an escrow account on the sale date. We expect to pay down an additional $5.0 million of the senior secured note in April 2014 based on the risk-based capital measurement as of December 31, 2013. In addition, the purchase agreement was amended in March 2014 to suspend the measurement of risk-based capital as of March 31, 2014, which determines how the remaining escrow account is utilized until the measurement date as of June 30, 2014.

•

Debt refinancing — We used proceeds from the sale of the retail agency distribution business and two new debt arrangements to replace the existing senior secured credit facility. Our new debt arrangement consists of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017.

•	Management has taken and will continue to pursue appropriate actions to improve the underwriting results; however, there can be no assurance that this will occur.

•	Management has obtained sufficient quota-share reinsurance to allow us to maintain written premium capacity through 2014.

Our recent history of recurring losses from operations and our probable failure to comply with certain financial covenants in our senior secured and subordinated credit facilities in 2014 raises substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities.

In December 2013, we entered into a capital lease obligation related to certain computer software, software licenses and hardware used in our insurance operations. We received cash proceeds from the financing in the amount of $4.9 million in January 2014. A receivable for settlement of this transaction was included in other assets as of December 31, 2013. The transaction proceeds, when received, will be pledged as collateral against all the Company’s obligations under the lease. The dollar amount of collateral pledged is set to decline over the term of the lease as the Company makes the scheduled lease payments. At the end of the initial term, we will have the right to purchase the software for a nominal fee, after which all rights, title and interest would transfer to us.

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

In March 2013, we entered into a $4.8 million loan secured by commercial real estate to provide liquidity to AIC. The loan is evidenced by a promissory note secured by a mortgage security agreement and assignment of leases and rents on real estate located in Baton Rouge, Louisiana, which is held as investment in real property in the accompanying consolidated balance sheet. The mortgage bears interest at a per annum fixed rate of 4.95%. The mortgage requires monthly payments of principal and interest with the final payment due on the maturity date of December 15, 2015. As security for payments, we assigned rents due under the lease to a trustee. Pursuant to an escrow and servicing agreement, the trustee will receive rent due under the lease, make required payments due under the mortgage and maintain certain escrow accounts to pay for the necessary expenses of the property until the mortgage is paid in full. The principal balance of the mortgage payable was $3.6 million at December 31, 2013.

On February 28, 2012, we exercised our right to defer interest payments on selected Notes Payable beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to our unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of December 31, 2013. We will continue to accrue interest on the principal during the extension period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the extension period.

Our operating subsidiaries’ primary sources of funds are premiums received, commission, fee income and managing general agency revenue, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.

We believe that existing cash and investment balances, as well as cash flows generated from operations, and other actions taken by the Company will be adequate to meet our liquidity needs, planned capital expenditures and the debt service requirements of the senior secured credit facility and notes payable, during the 12-month period following the date of this report at both the holding company and insurance company levels. For the year ended December 31, 2013, cash and cash equivalents increased $6.4 million in 2013 as compared with an increase of $9.6 million in 2012. Our net cash used in operations was $3.1 million in 2013 as compared to net cash used in operations of $57.8 million in 2012. This decrease was primarily due to the growth in written premium volume from new business in Texas and California. Net cash provided by investing activities was $77.3 million in 2013 as compared to net cash provided by investing activities of $65.9 million in 2012. Improved operating cash flows resulted from the sale of the retail business, which was partially offset by purchases rather than sales of investment securities. Net cash used in financing activities was $67.8 million in 2013 as compared to net cash provided by financing activities of $1.5 million in the prior year period. This was due primarily to the pay off of the senior secured credit facility effective January 2007, which was partially offset by the senior secured credit facility of $38.0 million and subordinated secured credit facility of $10.0 million secured as of September 30, 2013 and $4.8 million mortgage note payable secured by commercial real estate obtained during the first quarter of 2013.

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

The pricing under the senior secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 7.25%. The interest rate as of December 31, 2013 was 8.50%. We made a $5.0 million payment in November 2013 and as of December 31, 2013, the principal balance of the senior secured credit facility was $35.0 million. The senior secured credit facility was issued at a discount of $2.0 million that will be amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016. Prepayments under this agreement are applied to the earliest payments due. After the $5.0 million payment was made in November 2013, the next payment due is $1.0 million on June 30, 2014.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of December 31, 2013 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. Accrued interest is added to the outstanding principal balance until the senior secured credit facility is paid. Capitalized interest totaling $0.7 million was added to the principal balance during 2013. As of December 31, 2013, the principal balance of the subordinated secured credit facility was $13.7 million.

We recorded a $4.2 million pretax loss on extinguishment of debt as a result of the refinancing on September 30, 2013. The $4.2 million debt extinguishment loss resulted from the write-off of $2.2 million of deferred debt issuance costs and unamortized discount relating to the senior secured credit facility effective January 2007, $1.4 million of legal fees and a $0.6 million prepayment premium.

New debt issuance costs of $4.5 million were capitalized and will be amortized to interest expense over the expected term of the new credit agreements.

Our obligations under the credit facilities are guaranteed by our material operating subsidiaries (other than the Company’s insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than the Company’s insurance companies), including a pledge of 100% of the stock of AIC.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2013 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases(1)	$2,570	$2,333	$2,714	$1,776	$1,791	$6,306	$17,490
Capital lease obligation(2)	6,356	3,072	—	—	—	—	9,428
Notes payable(3)	—	—	—	—	—	76,828	76,828
Senior secured credit facility(5)	6,500	15,000	13,500	—	—	—	35,000
Subordinated secured credit facility(5)	—	—	—	13,650	—	—	13,650
Mortgage payable (4)	1,737	1,825	—	—	—	—	3,562
Interest on capital lease obligation	458	52	—	—	—	—	510
Interest on notes payable(3)	3,180	3,273	3,369	2,969	2,969	47,881	63,641
Interest on senior secured credit facility(5)	2,546	862	210	—	—	—	3,618
Interest on subordinated secured credit facility(5)	—	—	—	11,956	—	—	11,956
Interest on mortgage (4)	137	49	—	—	—	—	186
Data processing services(6)	1,443	—	—	—	—	—	1,443
Reserves for loss and loss adjustment expense(7)	100,839	19,707	5,519	2,123	4,234	1,167	133,589

Total	$125,766	$46,173	$25,312	$32,474	$8,994	$132,182	$370,901

(1)

As of December 31, 2013, we leased an aggregate of approximately 164,331 square feet of office space for our agencies and insurance companies in various locations throughout the United States. These amounts represent our minimum future operating lease commitments.

(2)

On December 31, 2013, we entered into a capital lease transaction with an equipment finance company wherein we sold $4.9 million of computer software, software licenses and hardware used in our insurance operations and simultaneously entered into a capital lease for the EDP Equipment. In 2010, we entered into a similar capital lease.

(3)

All of the outstanding notes payable at December 31, 2013 are redeemable in whole or in part after five years from issuance. For this disclosure, it is assumed that none of these notes will be redeemed before their contractual maturities and interest rates on these notes will remain at their current levels.

(4)

In March 2013, we entered into a $4.8 million loan secured by commercial real estate. The mortgage requires monthly payments of principal and interest with the final payment due on the maturity date of December 15, 2015. For this disclosure, it is assumed that the mortgage will not be redeemed before the contractual maturity and the interest rate will remain at its current level.

(5)

The principal amount of the senior secured credit facility is payable in quarterly installments with the remaining balance due on March 30, 2016. The principal amount of the subordinated secured credit facility is due on March 30, 2017. For this disclosure, it is assumed that none of these secured credit facilities will be redeemed before their contractual maturities and interest rates on these secured credit facilities will remain at their current levels.

(6)

On October 16, 2012, Affirmative and Accenture materially amended the Master Agreement effective September 1, 2012 (“Amended Agreement”), whereby we reassumed responsibility for managing substantially all of our IT operations, including our data center and applications management. The Amended Agreement was scheduled to terminate on October 30, 2016, subject to termination for convenience provisions that may be invoked by us at any time, subject to the payment of certain stranded costs and other termination fees. Termination costs may be incurred for early termination under other specific circumstances as well. This contract was terminated as of June 30, 2013. An early termination penalty was invoked by the third party whereby the Company will pay out $1.8 million over a twelve month period which started in July 2013. These amounts represent our minimum future IT outsourcing commitments.

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

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. The fair value of our fixed-income securities as of December 31, 2013 was $62.3 million. The effective average duration of the portfolio as of December 31, 2013 was 2.4 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 2.4%, or $1.5 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 2.4%, or $1.5 million, increase in the market value of our fixed-income investment portfolio.

On September 30, 2013, we replaced our existing senior credit facility with the proceeds from the sale of the retail business and with proceeds from two new debt arrangements. Our new debt arrangement consisted of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017.

The pricing under the senior secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 7.25%. The interest rate as of December 31, 2013 was 8.50%. The Company made a $5.0 million payment in November 2013 and as of December 31, 2013, the principal balance of the senior secured credit facility was $35.0 million. The senior secured credit facility was issued at a discount of $2.0 million that will be amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016. Prepayments under this agreement are applied to the earliest payments due. After the $5.0 million payment was made in November 2013, the next payment due is $1.0 million on June 30, 2014.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of December 31, 2013 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. Accrued interest is added to the outstanding principal balance until the senior secured credit facility is paid. Capitalized interest totaling $0.7 million was added to the principal balance during 2013. As of December 31, 2013, the principal balance of the subordinated secured credit facility was $13.7 million.

Our notes payable are also subject to interest rate risk. The $30.9 million notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of December 31, 2013 was 3.84%. The $25.8 million notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of December 31, 2013 was 3.79%. The $20.1 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.95%. The interest rate as of December 31, 2013 was 4.19%.

Credit risk. An additional exposure to our investment portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At December 31, 2013 and 2012, respectively, our investments were in the following:

	December 31, 2013	December 31, 2012
Corporate debt securities	51.8%	40.6%
U.S. Treasury and government agencies	28.6	24.0
Certificates of deposit	7.9	27.8
Mortgage-backed securities	6.4	—
States and political subdivisions	5.3	7.6

Total	100.0%	100.0%

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	December 31, 2013	December 31, 2012
Total invested assets	$62,321	$47,748
Tax-equivalent book yield	1.46%	2.04%
Average duration in years	2.35	1.05
Average S&P rating	A+	AA-

We are subject to credit risk with respect to our reinsurers. Although a reinsurer is liable for losses to the extent of the coverage which it assumes, our reinsurance contracts do not discharge our insurance companies from primary liability to each policyholder for the full amount of the applicable policy, and consequently our insurance companies remain obligated to pay claims in accordance with the terms of the policies regardless of whether a reinsurer fulfills or defaults on its obligations under the related reinsurance agreement. In order to mitigate credit risk to reinsurance companies, we attempt to select financially strong reinsurers with an A.M. Best rating of “A-” or better and continue to evaluate their financial condition. When appropriate, we obtain irrevocable letters of credit or require the reinsurer to establish trust funds to secure their obligations to us.

Our hedge fund investment of $4.1 million at December 31, 2013 is also subject to credit and counterparty risk, in the event that issuers of any of the underlying commercial and residential mortgage-backed securities should default. However, this investment is not material to our overall investment portfolio or consolidated assets and we have established investment policy guidelines to limit the amount of investments other than high quality fixed-income securities.

The table below presents the total amount of receivables due from reinsurers as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Quota-share reinsurer for agreements effective September 1, 2011 and March 31, 2013	$91,879	$53,195
Michigan Catastrophic Claims Association	34,878	39,652
Quota-share reinsurers for agreements effective December 31, 2013	22,218	—
Vesta Insurance Group	13,435	13,674
Excess of loss reinsurers	3,413	5,521
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and January 1, 2011 and other	(4)	8,559

Total reinsurance receivable	$165,819	$120,601

The quota-share reinsurers and excess of loss reinsurers all have at least A- ratings from A.M. Best. Accordingly, we believe there is minimal risk related to these reinsurance receivables.

During 2011, a quota-share reinsurance agreement was put in place effective January 1, 2011 ceding 28% of gross written premium in all states other than Michigan through December 31, 2011. This contract terminated on January 1, 2012 on a cut-off basis and resulted in the return of $11.8 million of ceded unearned premium, net of $4.3 million of deferred ceding commissions. Written premiums ceded under this agreement totaled $50.6 million.

Also in 2011, we entered into a quota-share agreement with a different third-party reinsurance company under which we ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012 and was extended under the same terms through March 31, 2013 and terminated on a cutoff basis as of April 1, 2013. Upon termination, we recorded $27.2 million of returned premium, net of $7.7 million deferred ceding commissions. Written premiums under this agreement during 2013 represented a return of previously ceded premiums totaling $5.5 million. Written premiums ceded under this agreement totaled $99.4 million since inception through April 1, 2013.

In 2013, we entered into a new quota-share agreement with the previous third-party reinsurance company effective March 31, 2013, under which we cede 40% for the same four states as the expiring agreement. This agreement is through December 31, 2013 but has automatic one-year renewals unless either party provides notice of intent not to renew within 75 days. This agreement was amended effective June 30, 2013, under which we cede an additional 40% for the same four states for the remainder of 2013. This agreement was further amended to provide a $10.0 million reduction in ceded premiums in the fourth quarter. Written premiums ceded under this agreement totaled $145.8 million during the year ended December 31, 2013. This agreement terminated on January 1, 2014.

Effective December 31, 2013, we entered into a new reinsurance agreement with four new third-party reinsurance companies. Under this agreement, we cede 20% of premiums and losses in Alabama, Illinois, Louisiana and Texas, and 60% in California on policies in force on December 31, 2013 or written or renewed on and after that date. Written premiums ceded under this agreement totaled $22.2 million as of December 31, 2013. On January 1, 2014, the quota-share rate increases to 60% for all business in force in these same states and for new and renewal business through January 1, 2015.

Historically, we assumed reinsurance from a Texas county mutual insurance company (the county mutual) whereby we assumed 100% of the policies issued by the county mutual for business produced by our owned general agents with policies in force prior to January 1, 2013. We have established a trust to secure our obligation under this reinsurance contract with a balance of $15.0 million as of December 31, 2013. On January 1, 2013, we terminated this agreement on a cut-off basis.

In February 2013, we entered into a one-year excess of loss reinsurance contract with third-party reinsurers that provides coverage for individual losses in excess of $100,000 up to $1.0 million.

In July 2013, we entered into a reinsurance agreement with third-party reinsurers which provides $7.0 million in excess of the first $3.0 million of losses coverage for catastrophic events that may involve multiple insured losses.

The Michigan Catastrophic Claims Association (MCCA) is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan. We discontinued writing business in Michigan in 2011. For policies effective in 2011 and 2010 the retention amount was $0.5 million. When we wrote personal automobile policies in the state of Michigan, we ceded premiums and claims to the MCCA. Funding for MCCA comes from assessments against active automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiaries Affirmative Insurance Company (AIC) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC from VFIC under the reinsurance agreement. Accordingly, AIC and VFIC entered into a Security Fund Agreement in September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At December 31, 2013, the VFIC Trust held $16.6 million (after cumulative withdrawals of $9.0 million through December 31, 2013), consisting of a $16.6 million U.S. Treasury money market account, to collateralize the $13.4 million net recoverable from VFIC.

At December 31, 2013, $2.5 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC under a reinsurance agreement with VIG affiliated companies. Affirmative established a trust account to secure the Company’s obligations under this reinsurance contract, which currently holds $15.7 million in a money market cash equivalent account (the AIC Trust). Cumulative withdrawals by the Special Deputy Receiver of $2.1 million were made through December 31, 2013.

As part of the terms of the acquisition of AIC, VIG indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of December 31, 2013, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Affirmative Insurance Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Affirmative Insurance Holdings, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Affirmative Insurance Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recent history of recurring losses from operations and its probable failure to comply with certain financial covenants in the senior secured and subordinated credit facilities in 2014 raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Dallas, Texas

March 31, 2014

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2013	2012
Assets
Available-for-sale securities, at fair value	$62,321	$47,748
Other invested assets	4,085	3,390
Cash and cash equivalents	44,569	38,176
Fiduciary and restricted cash	1,369	569
Accrued investment income	231	284
Premiums and fees receivable, net	53,442	29,431
Premium finance receivable, net	—	38,942
Commissions receivable	—	1,869
Receivable from reinsurers	165,819	120,601
Deferred acquisition costs, net asset	—	98
Income taxes receivable	—	150
Investment in real property, net	10,277	10,996
Property and equipment (net of accumulated depreciation of $53,222 for 2013 and $60,242 for 2012)	13,978	22,571
Other intangible assets (net of accumulated amortization of $7,765 for 2013 and 2012)	1,500	14,265
Prepaid expenses	7,126	6,318
Other assets (net of allowance for doubtful accounts of $7,739 for 2013 and $7,213 for 2012)	22,124	2,987

Total assets	$386,841	$338,395

Liabilities and Stockholders’ Deficit
Liabilities:
Reserves for losses and loss adjustment expenses	$133,589	$138,854
Unearned premium	81,598	72,861
Amounts due to reinsurers	64,910	27,286
Due to third-party carriers	7,221	2,617
Deferred revenue	6,763	6,117
Capital lease obligation	9,428	7,513
Debt	127,563	176,165
Income taxes payable	3,641	—
Deferred tax liability	—	3,178
Deferred acquisition costs, net liability	7,544	—
Other liabilities	47,476	37,058

Total liabilities	489,733	471,649

Stockholders’ deficit:
Common stock, $0.01 par value; 75,000,000 shares authorized, 18,202,221 shares issued and 15,408,358 shares outstanding at December 31, 2013 and 2012	182	182
Additional paid-in capital	167,049	166,749
Treasury stock, at cost (2,793,863 shares at December 31, 2013 and 2012)	(32,910)	(32,910)
Accumulated other comprehensive loss	(1,654)	(998)
Retained deficit	(235,559)	(266,277)

Total stockholders’ deficit	(102,892)	(133,254)

Total liabilities and stockholders’ deficit	$386,841	$338,395

See accompanying Notes to Consolidated Financial Statements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Net premiums earned	$165,683	$143,736	$176,549
Commission income, fees and managing general agent revenue	77,534	61,495	67,885
Net investment income	2,721	3,105	4,992
Net realized gains	61	922	107
Other income	125	503	265

Total revenues	246,124	209,761	249,798

Expenses
Net losses and loss adjustment expenses	147,818	111,858	137,657
Selling, general and administrative expenses	99,735	96,055	110,716
Depreciation and amortization	7,079	10,062	9,674

Total expenses	254,632	217,975	258,047

Operating loss	(8,508)	(8,214)	(8,249)
Gain on sale of retail business	64,971	—	—
Loss on extinguishment of debt	(4,193)	—	—
Loss on interest rate swaps	—	—	(2)
Interest expense	(20,663)	(19,743)	(21,575)
Goodwill and other intangible assets impairment	—	(23,692)	(141,812)

Income (loss) before income tax expense (benefit)	31,607	(51,649)	(171,638)
Income tax expense (benefit)	889	264	(9,040)

Net income (loss)	$30,718	$(51,913)	$(162,598)

Basic income (loss) per common share:
Net income (loss)	$1.99	$(3.37)	$(10.55)

Diluted income (loss) per common share:
Net income (loss)	$1.97	$(3.37)	$(10.55)

Weighted average common shares outstanding:
Basic	15,408	15,408	15,408

Diluted	15,622	15,408	15,408

See accompanying Notes to Consolidated Financial Statements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$30,718	$(51,913)	$(162,598)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale investment securities arising during period	(607)	117	(593)
Reclassification adjustment for realized gains included in net income (loss)	(49)	(888)	(79)

Other comprehensive loss, net	(656)	(771)	(672)

Total comprehensive income (loss)	$30,062	$(52,684)	$(163,270)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	2013		2012		2011
	Shares	Amounts	Shares	Amounts	Shares	Amounts
Common stock
Balance at January 1	18,202,221	$182	18,202,221	$182	17,768,721	$178
Issuance of restricted stock awards	—	—	—	—	433,500	4

Balance at December 31	18,202,221	182	18,202,221	182	18,202,221	182

Additional paid-in capital
Balance at January 1		166,749		166,342		165,776
Stock-based compensation		300		407		566

Balance at December 31		167,049		166,749		166,342

Treasury stock
Balance at January 1	2,793,863	(32,910)	2,793,863	(32,910)	2,360,363	(32,906)
Acquisition of treasury stock	—	—	—	—	433,500	(4)

Balance at December 31	2,793,863	(32,910)	2,793,863	(32,910)	2,793,863	(32,910)

Accumulated other comprehensive income (loss)
Balance at January 1		(998)		(227)		445
Unrealized loss on available-for-sale investment securities		(656)		(771)		(672)

Balance at December 31		(1,654)		(998)		(227)

Retained deficit
Balance at January 1		(266,277)		(214,364)		(51,766)
Net income (loss)		30,718		(51,913)		(162,598)

Balance at December 31		(235,559)		(266,277)		(214,364)

Total stockholders’ deficit		$(102,892)		$(133,254)		$(80,977)

See accompanying Notes to Consolidated Financial Statements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$30,718	$(51,913)	$(162,598)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,798	10,842	9,674
Stock-based compensation expense	369	390	446
Amortization of debt modification costs	1,314	435	409
Amortization of debt discount	4,944	4,126	4,468
Net realized gains from sales of available-for-sale securities	(49)	(888)	(79)
Fair value gain on investment in hedge fund	(695)	(492)	(334)
Gain on disposal of assets	(12)	(34)	(28)
Gain on sale of retail business	(64,971)	—	—
Amortization of premiums on investments, net	557	1,515	2,818
Provision for doubtful accounts	88	451	734
Loss on interest rate swaps	—	—	2
Proceeds from insurance recoveries	—	—	(212)
Paid-in-kind interest	2,083	1,543	1,003
Loss on extinguishment of debt	4,193	—	—
Goodwill and other intangible assets impairment	—	23,692	141,812
Deferred tax asset valuation allowance	(13,303)	12,708	19,703

Change in operating assets and liabilities:
Fiduciary and restricted cash	(800)	1,909	1,388
Premiums, fees and commissions receivable, net	(4,007)	(7,833)	19,866
Reserves for losses and loss adjustment expenses	(5,265)	(44,982)	(68,248)
Amounts due from reinsurers	(7,594)	3,500	(1,839)
Due to third-party carriers	8,193	(948)	1,891
Premium finance receivable, net (related to our insurance premiums)	(3,932)	(2,251)	9,217
Deferred revenue	2,398	1,301	(3,078)
Unearned premium	8,737	14,619	(33,960)
Deferred acquisition costs, net	7,642	(6,562)	6,925
Deferred taxes	10,125	(12,458)	(28,870)
Income taxes receivable	3,791	589	1,064
Other	4,543	(7,067)	(923)

Net cash used in operating activities	(3,135)	(57,808)	(78,749)

Cash flows from investing activities
Proceeds from sale of retail business, net	84,270	—	—
Proceeds from sales of available-for-sale securities	8,964	37,447	70,247
Proceeds from maturities of available-for-sale securities	54,302	37,871	34,759
Purchases of available-for-sale securities	(69,004)	(9,392)	(21,076)
Premium finance receivable, net (related to third-party insurance premiums)	(281)	1,391	(4,156)
Purchases of property and equipment	(917)	(1,443)	(2,703)
Proceeds from insurance recoveries	—	30	—
Investment in real property, net	—	—	(591)

Net cash provided by investing activities	77,334	65,904	76,480

Cash flows from financing activities
Borrowings under senior secured credit facility effective January 2007	12,500	5,500	—
Borrowings under credit facilities effective September 2013	48,000	—	—
Principal payments under capital lease obligations	(2,943)	(4,937)	(5,001)
Principal payments on senior secured credit facility effective September 2013	(5,000)	—	—
Principal payments on senior secured credit facility effective January 2007	(120,192)	(3,530)	(9,762)
Principal payments on mortgage security agreement	(1,248)	—	—
Issuance of mortgage security agreement	4,809	—	—
Debt issuance costs paid	(860)	—	(769)
Bank overdrafts	(2,872)	4,488	—
Acquisition of treasury stock	—	—	(4)

Net cash provided by (used in) financing activities	(67,806)	1,521	(15,536)

Net increase (decrease) in cash and cash equivalents	6,393	9,617	(17,805)
Cash and cash equivalents at beginning of year	38,176	28,559	46,364

Cash and cash equivalents at end of year	$44,569	$38,176	$28,559

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,004	$10,941	$14,116
Cash paid for income taxes	390	336	371
Disclosure of non-cash information:
Capital lease obligation settled by transfer of securities (see Note 12)	$—	$7,851	$—
Debt issuance costs	3,000	—	—

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

Affirmative Insurance Holdings, Inc. (the Company), was incorporated in Delaware in June 1998. The Company is a provider of non-standard personal automobile insurance policies for individual consumers in targeted geographic areas. The Company is a party to an agreement with an unaffiliated underwriting agency in the state of California and provides non-standard insurance policies written by a Texas county mutual. The Company is currently distributing insurance policies through approximately 5,200 independent agents or brokers in 7 states (Louisiana, Texas, California, Alabama, Illinois, Indiana and Missouri).

Immaterial Correction of an Error

The accompanying consolidated statement of cash flows for the year ended December 31, 2012 includes an immaterial correction of an error related to bank overdraft activity. In the prior year presentation, $4.5 million of cash provided from bank overdrafts was incorrectly presented as a use of cash rather than as a source of cash. The impact of this error on the statement of cash flows overstated the reported amount of cash used in financing activities by $9.0 million and understated cash used in the operating activities section by the same amount. The error had no impact on the previously reported net loss, earnings per share, balance sheet or stockholders’ deficit accounts and is properly reflected on the consolidated statement of cash flows for the year ended December 31, 2012 in the accompanying consolidated financial statements.

2.    Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

The Company incurred losses from operations over the last five years, including an operating loss of $8.5 million for the year ended December 31, 2013. Losses over this period were primarily due to underwriting losses, significant revenue declines, expenses declining less than the amount of revenue declines, and goodwill impairments. The losses from operations were the result of prior pricing issues in some states in which the Company has taken significant pricing and underwriting actions to address profitability, losses from states that the Company has exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses.

The senior secured and subordinated credit facilities contain quarterly debt covenants that set forth, among other things, minimum risk-based capital requirements for the Company’s insurance subsidiaries as well as minimum cash flow requirements for the Company’s non-regulated businesses. As of December 31, 2013, the Company was in compliance with these covenants. However, it is probable the Company will not meet certain of these covenants in 2014. If the Company is unable to maintain compliance with the covenants or obtain a forbearance or waiver of any non-compliance or amend the agreements to change such covenants, the lenders could declare all amounts outstanding under the facilities to be immediately due and payable. If the Company’s lenders declare the amounts outstanding to be immediately due and payable, it would have a material adverse effect on the Company’s operations and the Company’s creditors and stockholders.

The Company has taken actions to address its liquidity concerns including:

•

Sale of retail business — On September 30, 2013, the Company sold its retail agency distribution business for $101.9 million plus the potential to receive an additional $20.0 million of cash proceeds. The Company already paid down the senior secured note by $5.0 million in November 2013 from the

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$20.0 million originally established in an escrow account on the sale date. The Company expects to pay down an additional $5.0 million of the senior secured note in April 2014 based on the risk-based capital measurement as of December 31, 2013. In addition, the purchase agreement was amended in March 2014 to suspend the measurement of risk-based capital as of March 31, 2014, which determines how the remaining escrow account is utilized until the measurement date as of June 30, 2014 (See Note 4).

•

Debt refinancing — The Company used proceeds from the sale of the retail agency distribution business and two new debt arrangements to replace the existing senior secured credit facility. The Company’s new debt arrangement consists of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017 (See Note 11).

•	Management has taken and will continue to pursue appropriate actions to improve the underwriting results; however, there can be no assurance that this will occur.

•	Management has obtained sufficient quota-share reinsurance to allow the Company to maintain written premium capacity through 2014.

The Company’s recent history of recurring losses from operations and its probable failure to comply with certain financial covenants in its senior secured and subordinated credit facilities in 2014 raises substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates • The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions are particularly important in determining reserves for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance receivables, valuation of investments, other intangible assets, and deferred income taxes.

Cash and Cash Equivalents • Cash and cash equivalents are highly liquid investments with an original maturity of ninety days or less and include principally money market funds, repurchase agreements, and other bank deposits. Unless the right-of-setoff requirements have been met, bank overdrafts or negative book cash balances, if material, are recorded in other liabilities in the consolidated balance sheet. As of December 31, 2013 and 2012, $1.6 million and $4.5 million negative book cash balance was reflected in other liabilities in the consolidated balance sheets, respectively.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiduciary and Restricted Cash • Fiduciary and restricted cash consists of non-operating certificates of deposit required by state regulations and/or under various agreements with third parties.

Investments • Investment securities consist of debt securities, and are recorded at fair value on the consolidated balance sheet. These investments are classified as available-for-sale, based on management’s intent and ability to hold to maturity. Unrealized gains and losses are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ deficit. No income tax effect of unrealized gains and losses is reflected in other comprehensive income (loss) due to the Company carrying a full deferred tax valuation allowance. The Investment Committee periodically reviews investment portfolio results and evaluates strategies to maximize yields, to match maturity durations with anticipated needs, and to maintain compliance with investment guidelines.

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

Premium Finance Receivable • Prior to the sale of the retail agency distribution business on September 30, 2013, the Company recognized interest and origination fees from finance receivables over the term of the finance contract. Late fee revenue was recognized when received. Premium finance receivables were secured by the underlying unearned policy premiums for which the Company obtained assignment from the policyholder in the event of non-payment. When a payment became past due, the Company canceled the underlying policy with the insurance carrier and received the unearned premium to clear unpaid principal and interest. The loan was closed by writing off any uncollected amounts or refunding any overpayment to the customer.

Amounts Due from/to Reinsurers • The Company collects premiums from insureds and after deducting its authorized commissions, the Company remits these premiums to the appropriate reinsurance companies. The

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s obligation to remit these premiums is recorded as amounts due reinsurers in its consolidated balance sheet. The Company records the amounts it expects to receive from reinsurers for paid and unpaid losses as an asset on its consolidated balance sheet.

Deferred Policy Acquisition Costs, net of ceding commission • Deferred policy acquisition costs represent the deferral of expenses that the Company incurs in the successful acquisition of new business or renewal of existing insurance policies. Policy acquisition costs, consisting of primarily commissions and premium taxes, net of ceding commission income, are deferred and charged against income ratably over the terms of the related policies. The Company regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency, and a corresponding charge to income, is recognized if the sum of the expected losses and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. Amounts received as ceding commissions on reinsurance contracts are recorded as reductions of deferred acquisition costs and are recognized into income ratably as the related ceded premium is earned. Amortization of deferred policy acquisition costs is recorded in selling, general and administrative expenses in the consolidated statement of operations.

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

Other Intangible Assets, Net • Other intangible assets with indefinite useful lives are tested for impairment annually as of September 30 or more frequently if events or changes in circumstances indicate that the assets might be impaired.

Identifiable intangible assets consist of state insurance company licenses and brand names prior to the sale of the retail agency distribution business on September 30, 2013. The Company reviews such intangibles for impairment whenever an impairment indicator exists. Management continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, management assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.

Variable Interest Entities • Affirmative Insurance Holdings Statutory Trust I (“Trust I”), is an unconsolidated trust subsidiary, for the sole purpose of issuing $30.0 million trust preferred securities in 2004. Trust I used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $30.9 million of subordinated debt securities from the Company. The debt securities are the sole assets of Trust I, and the payments under the debt securities are the sole revenues of Trust I. The Company’s initial capital contribution consisted of the purchase of 928,000 common securities issued by Trust I for $928,000, which represented 3% of the total dollar amount of subordinated debentures issued.

Affirmative Insurance Holdings Statutory Trust II (“Trust II”), is an unconsolidated trust subsidiary, for the sole purpose of issuing $25.0 million trust preferred securities in 2005. Trust II used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $25.8 million of subordinated debt securities from the Company. The debt securities are the sole assets of Trust II, and the payments under the debt securities are the sole revenues of Trust II. The Company’s initial capital contribution consisted of the purchase of 774,000 common securities issued by Trust II for $774,000, which represented 3% of the total dollar amount of subordinated debentures issued.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The investment in the common securities totaling $1.7 million is reflected in other assets in the Company’s consolidated balance sheets. The subordinated debentures totaling $56.7 million are included in debt in the Company’s consolidated balance sheets.

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

Commission income — Represents revenues from the retail agency business prior to being sold on September 30, 2013. Commission income and related policy fees, written for third-party insurance companies, are recognized, net of an allowance for estimated policy cancellations, at the date the customer is initially billed or as of the effective date of the insurance policy, whichever is later. Commissions on premium endorsements are recognized when premiums are processed. The allowance for estimated third-party cancellations is periodically evaluated and adjusted as necessary.

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

Fee Income — Policy origination fees and installment fees compensate the Company for the costs of policy administration and providing installment payment plans. Policy origination fees are recognized over the underlying policy terms. Other fees are recognized when services are provided.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agency Fees — Represents revenues from the retail agency business prior to being sold on September 30, 2013. These fees compensated the Company for the costs of policy cancellation, policy rewrite and reinstatement and were recognized when the services were provided. Premium finance and origination fees were recognized over the term of the finance contracts.

Managing general agent revenue — Revenues earned for business produced for a Texas county mutual insurance agency beginning January 1, 2013. The Company receives compensation for distribution and underwriting services and providing claims handling on the business. Revenue for distribution and underwriting services are recognized, net of an allowance for estimated policy cancellations, at the date the customer is initially billed or as of the effective date of the insurance policy, whichever is later. Claims handling revenue is recognized as the services are provided.

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

Segment Reporting • The Company’s operations consist of designing, underwriting and servicing non-standard personal automobile insurance policies. The Company is a holding company, with no operating revenues and only interest expense on corporate debt. The Company’s subsidiaries consist of several types of

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

legal entities: insurance companies, an underwriting agency and a service company from which all employees are paid. Insurance subsidiaries possess the certificates of authority and capital necessary to transact insurance business and issue policies, but they rely on both affiliated and an unaffiliated underwriting agency to design, distribute and service those policies. Underwriting agencies primarily design, distribute and service policies issued or reinsured by the Company’s insurance subsidiaries and that are distributed by independent agents. Given the homogeneity of the Company’s products, the regulatory environments in which the Company operates, the nature of the Company’s customers and distribution channels, Company management monitors, controls and manages the business as an integrated entity offering non-standard personal automobile insurance products through multiple distribution channels.

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

Recently Adopted Accounting Standards • Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. This ASU is effective prospectively for annual and interim periods beginning after December 15, 2012. The adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Sale of the Retail Business

On September 30, 2013, the Company sold its retail agency distribution business to Confie Seguros (Confie). The Company’s retail agency distribution business consisted of 195 retail locations in Louisiana, Alabama, Texas, Illinois, Indiana, Missouri, Kansas, South Carolina and Wisconsin and two premium finance companies (the retail business). Proceeds from the sale were $101.9 million in cash with the potential to receive an additional $20.0 million of cash proceeds. The cash proceeds included $20.0 million placed in an escrow account which is included in other assets on the consolidated balance sheet. The funds held in escrow will, dependent upon the risk-based capital status of Affirmative Insurance Company (AIC), be utilized to either infuse capital into AIC or pay down debt. The risk-based capital measurement will be made quarterly through June 30, 2014. As of the first measurement date of September 30, 2013, AIC met the risk-based capital target and in November 2013, $5.0 million was released from the escrow account and was used to pay down the senior secured credit facility. The Company expects to pay down an additional $5.0 million of the senior secured credit facility in April 2014 based on the risk-based capital measurement as of December 31, 2013. In addition, the purchase agreement was amended in March 2014 to suspend the measurement of risk-based capital as of March 31, 2014, which determines how the remaining escrow account is utilized until the measurement date as of June 30, 2014. The initial cash proceeds also included a preliminary working capital adjustment of $1.8 million as of September 30, 2013. Upon review by the purchaser, an additional working capital adjustment of $0.1 million was received in the fourth quarter of 2013.

The Company may receive up to an additional $20.0 million of proceeds that could be used to pay down debt or infuse capital into AIC. The additional proceeds are contingent on AIC meeting certain risk-based capital thresholds and maintaining the obligations of the distribution agreement. The risk-based capital measurement begins as of June 30, 2014 and can be achieved quarterly through December 31, 2015. In the best case scenario, the Company would receive an additional $10.0 million of proceeds based on the risk-based capital measurement as of June 30, 2014, and an additional $10.0 million of proceeds based on the measurement as of September 30, 2014. These contingent proceeds will be recognized in future periods as risk-based capital measurement thresholds are achieved.

In connection with the sale of the retail business, the Company also entered into a distribution agreement pursuant to which the purchaser will continue to produce insurance business for the Company’s insurance subsidiaries at least until the earlier of December 15, 2015, or when Confie’s obligation to pay the contingent proceeds pursuant to the purchase agreement is discharged. Among other things, the distribution agreement sets forth the terms and conditions under which Confie will produce insurance business for the Company after the closing and includes terms designed to preserve the volume of business produced by the retail business for the Company as of the closing. In turn, the distribution agreement obligates the Company’s insurance subsidiaries to maintain reinsurance and their underwriting capacity in the markets where the retail business operates for the duration of the distribution agreement, including certain restrictions on increasing fees and rates beyond certain thresholds without Confie’s consent. Additionally, Confie will continue to provide premium financing capability for the Company’s policies, including for business written through other independent agencies in certain markets, and the parties will share equally in any increased profits from premium financing other independent agency business during the term of the distribution agreement. Due to the Company’s significant continuing involvement as the underwriter for business produced by the retail agency distribution business and the ongoing premium finance arrangements, the operating activities of the retail agency distribution are not reflected as discontinued operations as of December 31, 2013.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company realized a pretax gain on the sale of $65.0 million. The Company’s consolidated results of operations include the retail business’s results of operations through the date of the sale, September 30, 2013. The net assets sold consisted of (in thousands):

September 30, 2013
Assets
Cash and cash equivalents	$2,529
Premium finance and commission receivable	47,847
Other intangible assets	12,764
Other assets	3,709

Total Assets	$66,849

Liabilities
Due to third-party carriers	$24,456
Other liabilities	5,419

Total Liabilities	29,875
Net Assets	$36,974

Intercompany balances between the Company and the retail subsidiaries sold which were previously eliminated are now reflected in the consolidated financial statements gross, including premiums and fees receivable and due to third-party carriers of $20.9 million.

5.    Available-for-sale Investment Securities

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortized Cost and Fair Value

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at December 31, 2013 and 2012, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
U.S. Treasury and government agencies	$17,830	$55	$(51)	$17,834
Mortgage-backed securities	4,023	4	(47)	3,980
States and political subdivisions	3,265	68	—	3,333
Corporate debt securities	32,458	135	(310)	32,283
Certificates of deposit	4,860	32	(1)	4,891

Total	$62,436	$294	$(409)	$62,321

December 31, 2012
U.S. Treasury and government agencies	$11,354	$112	$—	$11,466
States and political subdivisions	3,535	107	(3)	3,639
Corporate debt securities	19,108	262	(1)	19,369
Certificates of deposit	13,210	65	(1)	13,274

Total	$47,207	$546	$(5)	$47,748

The Company had $10.0 million and $0 million of unsettled investment purchases as of December 31, 2013, and 2012, respectively.

For additional disclosures regarding methods and assumptions used in estimating fair values of these securities see Note 23.

Maturities

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at December 31, 2013 by contractual maturity were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Fixed maturities:
Due in one year or less	$21,750	$21,819
Due after one year through five years	30,686	30,618
Due after five years through ten years	5,977	5,904
Mortgage-backed securities	4,023	3,980

Total	$62,436	$62,321

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Investment Income

Major categories of net investment income for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
Available-for-sale investment securities	$769	$1,520	$3,818
Rental income from investment in real property	2,390	2,410	2,388
Income from investment in hedge fund	695	492	334
Cash and cash equivalents	155	3	—

	4,009	4,425	6,540
Less investment expense	(1,288)	(1,320)	(1,548)

Net investment income	$2,721	$3,105	$4,992

Gross Realized Gains and Losses

Gross realized gains and losses on available-for-sale investments for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
Gross gains	$58	$1,025	$267
Gross losses	(9)	(137)	(188)

Total	$49	$888	$79

Unrealized Losses

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at December 31, 2013 and 2012, the estimated fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	December 31, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$13,220	$(51)	$—	$—	$13,220	$(51)
Mortgage-backed securities	3,403	(47)	—	—	3,403	(47)
Corporate debt securities	23,410	(310)	—	—	23,410	(310)
Certificates of deposit	849	(1)	—	—	849	(1)

Total	$40,882	$(409)	$—	$—	$40,882	$(409)

	December 31, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
States and political subdivisions	$—	$—	$71	$(3)	$71	$(3)
Corporate debt securities	979	(1)	—	—	979	(1)
Certificates of deposit	499	(1)	—	—	499	(1)

Total	$1,478	$(2)	$71	$(3)	$1,549	$(5)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s portfolio contained approximately 53 and 16 individual investment securities that were in an unrealized loss position as of December 31, 2013 and 2012, respectively.

The unrealized losses at December 31, 2013 were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. On a quarterly basis, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, duration and extent to which the fair value is less than cost. If the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment may be triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). The Company also considers potential adverse conditions related to the financial health of the issuer based on rating agency actions. As a result of management’s quarterly analyses for the years ended December 31, 2013 and 2012, no individual securities were considered other-than-temporarily impaired.

Restricted Investments

As of December 31, 2013, certificates of deposit in the amount of $4.9 million were pledged as collateral associated with the capital lease related to certain computer software, software licenses, and hardware used in the Company’s insurance operations. See Note 12 for discussion of the associated capital lease obligation.

At December 31, 2013 and 2012, investments in fixed-maturity securities with an approximate carrying value of $6.9 million and $7.1 million, respectively, were on deposit with regulatory authorities as required by insurance regulations.

6.    Reinsurance

In the ordinary course of business, the Company places reinsurance with other insurance companies in order to provide greater diversification of its business and limit the potential for losses arising from large risks. The Company’s reinsurance agreements provide for recovery of a portion of losses and loss expenses from reinsurers and reinsurance recoverables are recorded as assets. The Company is liable if the reinsurers are unable to satisfy their obligations under the agreements. The Company seeks to cede business to reinsurers generally with a financial strength rating of “A-” or better.

Quota-share agreements

During 2011, the Company entered into a quota-share reinsurance agreement with a third-party reinsurance company effective January 1, 2011 ceding 28% of gross written premium in all states other than Michigan through December 31, 2011. This contract terminated on January 1, 2012 on a cut-off basis and resulted in the return of $11.8 million of ceded unearned premium, net of $4.3 million of deferred ceding commissions. Written premiums ceded under this agreement totaled $50.6 million.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also in 2011, the Company entered into a quota-share agreement with a different third-party reinsurance company under which the Company ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $82.0 million during the year ended December 31, 2012, and this agreement was extended under the same terms through March 31, 2013 and terminated on a cutoff basis as of April 1, 2013. Upon termination, the Company recorded $27.2 million of returned premium, net of $7.7 million deferred ceding commissions. Written premiums under this agreement during 2013 represented a return of previously ceded premiums totaling $5.5 million. Written premiums ceded under this agreement totaled $99.4 million since inception through April 1, 2013.

In 2013, the Company entered into a new quota-share agreement with the previous third-party reinsurance company effective March 31, 2013, under which the Company cedes 40% for the same four states as the expiring agreement. This agreement is through December 31, 2013 but has automatic one-year renewals unless either party provides notice of intent not to renew within 75 days. This agreement was amended effective June 30, 2013, under which the Company cedes an additional 40% for the same four states for the remainder of 2013. This agreement was further amended to provide a $10.0 million reduction in ceded premiums in the fourth quarter. Written premiums ceded under this agreement totaled $145.8 million during the year ended December 31, 2013. This agreement terminated on January 1, 2014.

Effective December 31, 2013, the Company entered into a new reinsurance agreement with four new third-party reinsurance companies. Under this agreement, the Company cedes 20% of premiums and losses in Alabama, Illinois, Louisiana and Texas, and 60% in California on policies in force on December 31, 2013 or written or renewed on and after that date. Written premiums ceded under this agreement totaled $22.2 million as of December 31, 2013. On January 1, 2014, the quota-share rate increases to 60% for all business in force in these same states and for new and renewal business through January 1, 2015.

Assumed Reinsurance

The Company assumes reinsurance from a Texas county mutual insurance company (the county mutual) whereby the Company has assumed 100% of the policies issued by the county mutual for business produced by the Company’s owned general agents with policies in force prior to January 1, 2013. The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. AIC has established a trust to secure the Company’s obligation under this reinsurance contract with a balance of $15.0 million and $27.7 million as of December 31, 2013 and 2012, of which $3.6 million and $9.9 million was held in cash equivalents as of December 31, 2013 and 2012, respectively. On January 1, 2013, the Company terminated this agreement on a cut-off basis and unearned premium of $11.8 million was returned to the ceding company.

Excess of Loss Contracts

In July 2013, the Company entered into a reinsurance agreement with third-party reinsurers that provides $7.0 million in excess of the first $3.0 million of losses coverage for catastrophic events that may involve multiple insured losses.

In February 2013, the Company entered into a one-year excess of loss reinsurance contract with third-party reinsurers that provides coverage for individual losses in excess of $100,000 up to $1.0 million.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Year Ended December 31,
	2013		2012		2011
	Written	Earned	Written	Earned	Written	Earned
Direct	$304,007	$284,479	$198,359	$185,546	$193,528	$220,156
Reinsurance assumed	(11,812)	—	38,663	36,718	35,701	41,933
Reinsurance ceded	(163,549)	(118,796)	(66,482)	(78,528)	(88,065)	(85,540)

Total	$128,646	$165,683	$170,540	$143,736	$141,164	$176,549

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

	Year Ended December 31,
	2013	2012	2011
Selling, general and administrative expenses	$(29,716)	$(26,676)	$(24,026)

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	December 31,	December 31,
	2013	2012
Losses and loss adjustment expense reserves	$72,366	$67,166
Unearned premium reserve	69,381	24,628

Total	$141,747	$91,794

The following table summarizes the ceded incurred losses and loss adjustment expenses (consisting of ceded paid losses and loss adjustment expenses and change in reserves for loss and loss adjustment expenses ceded) to various reinsurers (in thousands):

	Year Ended December 31,
	2013	2012	2011
Paid losses and loss adjustment expenses ceded	$74,903	$61,186	$55,197
Change in reserves for loss and loss adjustment expenses ceded	5,200	(11,344)	(14,574)

Incurred losses and loss adjustment expenses ceded	$80,103	$49,842	$40,623

The Michigan Catastrophic Claims Association (MCCA) is the mandatory reinsurance facility that covers no-fault medical losses above a specific retention amount in Michigan. The Company discontinued writing policies in Michigan in 2011. For policies effective in 2011 and 2010, the retention amount was $0.5 million. When the Company wrote personal automobile policies in the state of Michigan, the Company ceded premiums and claims to the MCCA. Funding for MCCA comes from assessments against active automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the ceded premiums written and ceded loss and loss adjustment expenses to the MCCA for the year ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Ceded premiums written	$—	$528

Ceded loss and loss adjustment expenses	$(158)	$(16,071)

Receivable from reinsurers

The table below presents the total amount of receivables due from reinsurers as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Quota-share reinsurer for agreements effective September 1, 2011 and March 31, 2013	$91,879	$53,195
Michigan Catastrophic Claims Association	34,878	39,652
Quota-share reinsurers for agreements effective December 31, 2013	22,218	—
Vesta Insurance Group	13,435	13,674
Excess of loss reinsurers	3,413	5,521
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and January 1, 2011 and other	(4)	8,559

Total reinsurance receivable	$165,819	$120,601

The quota-share reinsurers and the excess of loss reinsurers all have at least A- ratings from A.M. Best. Accordingly, the Company believes there is minimal credit risk related to these reinsurance receivables. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), AIC had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. At December 31, 2013, the VFIC Trust held $16.6 million (after cumulative withdrawals of $9.0 million through December 31, 2013), consisting of a U.S. Treasury money market account held in cash and cash equivalents, to collateralize the $13.4 million net recoverable from VFIC.

At December 31, 2013, $2.5 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC under a reinsurance agreement with a VIG-affiliated company. Affirmative established a trust account to secure the Company’s obligations under this reinsurance contract, which currently holds $15.7 million in a money market cash equivalent account (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through December 2013, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through December 2013.

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VIG indemnified the Company for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of December 31, 2013, all such unaffiliated reinsurers had A.M. best ratings of A- or better. The Company had reinsurance recoverable from VIG of $2.2 million and $2.5 million as of December 31, 2013 and 2012, respectively.

7.    Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commissions and premium taxes, net of ceding commission income, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization expense were as follows (in thousands):

	Gross	Ceded	Net
Ending balance at December 31, 2011	$3,668	$(10,132)	$(6,464)
Additions	20,431	(19,090)	1,341
Amortization	(16,988)	22,209	5,221

Ending balance at December 31, 2012	7,111	(7,013)	98
Additions	38,156	(47,705)	(9,549)
Amortization	(32,680)	34,587	1,907

Ending balance at December 31, 2013	$12,587	$(20,131)	$(7,544)

8.    Property and Equipment, Net

Property and equipment, net, consisted of the following as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Computer software	$50,448	$57,401
Data processing equipment	9,056	9,513
Leasehold improvements	3,805	10,366
Furniture and office equipment	3,637	5,069
Automobiles	254	464

	67,200	82,813
Accumulated depreciation	(53,222)	(60,242)

Property and equipment, net	$13,978	$22,571

The Company’s depreciation expense was $7.1 million, $10.0 million and $9.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Goodwill and Other Intangible Assets

The Company reports no carrying value for goodwill since the impairment analysis as of September 30, 2012. The Company reports under a single reporting segment and, as such, the goodwill analysis was measured under one reporting unit. Trends and developments resulted in management concluding that it is more likely than not that a goodwill impairment existed at September 30, 2012. Specifically, operating income and cash flow was less than plan, and premium production was below forecast. Due to the Company’s negative equity position of $101.3 million as of September 30, 2012, prior to goodwill impairment, ASC 350-20-35-30 required that the Company perform step two of the goodwill impairment test.

Consistent with prior assessments, the fair value of the Company was determined using an internally developed discounted cash flow method. Management made significant assumptions and estimates about the extent and timing of future cash flows, growth rates, and discount rates that represent unobservable inputs into the valuation methodologies used to calculate fair value. A discount rate of 19% was used at September 30, 2012, which the Company believes adequately reflected an appropriate risk-adjusted discount rate based on its overall cost of capital and company-specific risk factors related to cash flow, debt covenants compliance, and regulatory risk. The cash flows were estimated over a significant future period of time, which made those estimates and assumptions subject to a high degree of uncertainty. Based upon the results of the assessment, the Company concluded that the carrying value of goodwill was fully impaired as of September 30, 2012. In step two of the goodwill impairment analysis, the Company determined the fair values of the Company’s assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination. Determining the implied fair value of goodwill was judgmental in nature and involved the use of significant estimates and assumptions. The resulting implied fair value of goodwill was compared to the carrying value of goodwill, resulting in the write-off of the remaining goodwill balance of $23.4 million.

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying value of goodwill for the year ended December 31, 2012 and 2011 were as follows (in thousands):

	Year Ended December 31,
	2012	2011
Beginning balance	$23,448	$163,570
Goodwill impairment	(23,448)	(140,122)

Ending balance	$—	$23,448

Indefinite-lived intangible assets primarily consist of state insurance licenses. Prior to the sale of the retail business, intangible assets included brand names that were evaluated for impairment utilizing the relief-from-royalty method. This method assumes that trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires an estimate of future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. This analysis indicated an impairment of indefinite-lived intangible assets of $0.2 million as of September 30, 2012. Impairment of intangible assets is recorded in goodwill and other intangible assets impairment on the consolidated statements of operations.

Significant declines in the fourth quarter of 2011 in premiums written in the markets corresponding to the recorded agency relationship compared with prior periods and forecast, as well as customer attrition rates indicated that the carrying amounts of definite-lived intangible assets were not recoverable, resulting in a non-cash impairment charge of $1.7 million.

Other intangible assets at December 31, 2013 and 2012 were as follows (in thousands):

	2013				2012
	Cost	Impairment	Accumulated Amortization	Net	Cost	Impairment	Accumulated Amortization	Net
Amortizable intangible assets:
Agency and customer relationships	$8,054	$(1,689)	$(6,365)	$0	$8,054	$(1,689)	$(6,365)	$0
Non-amortizable intangible assets:
Trade names and licenses	3,144	(244)	(1,400)	1,500	15,909	(244)	(1,400)	14,265

Total	$11,198	$(1,933)	$(7,765)	$1,500	$23,963	$(1,933)	$(7,765)	$14,265

The Company transferred $12.8 million of trade name intangibles as part of the retail sale, as discussed in Note 4.

Amortization expense for the years ended December 31 (in thousands):

2013	$—
2012	100
2011	170

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Gross balance at beginning of year	$138,854	$183,836	$252,084
Less: Reinsurance recoverable	67,166	78,510	93,084
Less: Deposits	—	—	213

Net balance at beginning of year	71,688	105,326	158,787
Incurred related to:
Current year	135,556	106,379	132,557
Prior years	12,262	5,479	5,100
Paid related to:
Current year	88,727	66,916	87,117
Prior years	69,556	78,580	104,001

Net balance at the end of year	61,223	71,688	105,326
Reinsurance recoverable	72,366	67,166	78,510

Gross balance at the end of year	$133,589	$138,854	$183,836

In 2013, the percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 89.2% compared with 77.8% in 2012. The current year included $7.0 million of unfavorable prior period development primarily related to the 2011 accident year for our Louisiana business, $3.6 million related to the 2011 and 2012 Texas business, and $1.3 million for the accident year 2012 California business. Excluding the prior year development, the current accident year net loss ratio was 81.8% compared with 74.0% in 2012. The use of quota-share reinsurance overstates the net loss ratio. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 6.5 points for 2013 and 4.6 points for 2012. Excluding the impact of the quota-share, the net loss ratio for the 2013 accident year was 75.3% and 69.4% for the 2012 accident year. The increase in the current year was primarily due to a significant increase in new business, which tends to have a higher loss ratio than renewal business. Also reflected in the above numbers is the effect of catastrophes. In the current accident year we have incurred catastrophes, net of reinsurance, equal to 2.0 points for 2013 and 2012. Both of these numbers are higher than our long term average expectation of 0.5 points.

In 2012, the percentage of calendar year losses and loss adjustment expense to net premiums earned (the net loss ratio) was 77.8% compared with 78.0% in 2011. On an accident year basis, the net loss ratio was 74.0% in 2012 compared with 75.1% in 2011. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 4.6 points for 2012 and 3.1 points for 2011. Excluding the impact of the quota-share, the net loss ratio for the 2012 accident year was 69.4% and 71.1% for the 2011 accident year. Management believes this decrease reflects the pricing, claims and underwriting actions that commenced in the second half of 2010 through 2011. Also reflected in the above numbers is the effect of catastrophes. For the 2012 accident year we have incurred catastrophes, net of reinsurance, equal to 2.0 points for 2012 compared to 1.5 points in 2011. The adverse prior period development recognized in 2012 was primarily due to an increase in the estimated severity for Louisiana bodily injury claims in 2011.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11.    Debt

The Company’s long-term debt instruments and balances outstanding at December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,126	20,140

Total notes payable	76,828	76,842
Senior secured credit facility effective January 2007, net of discount	—	99,323
Senior secured credit facility effective September 2013, net of discount	33,523	—
Subordinated secured credit facility	13,650	—
Mortgage payable	3,562	—

Total long-term debt	$127,563	$176,165

Notes payable

The $30.9 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of December 31, 2013 was 3.84%.

The $25.8 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of December 31, 2013 was 3.79%.

On February 28, 2012, the Company exercised its right to defer interest payments on the two notes payable mentioned above beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to the Company’s unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of December 31, 2013. The Company will continue to accrue interest on the principal during the interest deferral period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the interest deferral period and totaled $4.6 million as of December 31, 2013.

The $20.1 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.95%. The interest rate as of December 31, 2013 was 4.19%.

Senior and subordinated secured facilities

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pricing under the senior secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 7.25%. The interest rate as of December 31, 2013 was 8.50%. The Company made a $5.0 million payment in November 2013. As of December 31, 2013, the principal balance of the senior secured credit facility was $35.0 million. The senior secured credit facility was issued at a discount of $2.0 million that will be amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016. Prepayments under this agreement are applied to the earliest payments due. After the $5.0 million payment was made in November 2013, the next payment due is $1.0 million on June 30, 2014.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of December 31, 2013 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. Accrued interest is added to the outstanding principal balance until the senior secured credit facility is paid. Capitalized interest totaling $0.7 million was added to the principal balance during 2013. As of December 31, 2013, the principal balance of the subordinated secured credit facility was $13.7 million.

The Company recorded a $4.2 million pretax loss on extinguishment of debt as a result of the refinancing on September 30, 2013. The $4.2 million debt extinguishment loss resulted from the write-off of $2.2 million of deferred debt issuance costs and unamortized discount relating to the senior secured credit facility effective January 2007, $1.4 million of legal fees and a $0.6 million prepayment premium.

New debt issuance costs of $4.5 million were capitalized and will be amortized to interest expense over the expected term of the new credit agreements.

The Company’s obligations under the credit facilities are guaranteed by its material operating subsidiaries (other than the Company’s insurance companies) and are secured by a first lien security interest on all of the Company’s assets and the assets of its material operating subsidiaries (other than the Company’s insurance companies), including a pledge of 100% of the stock of AIC.

The following table summarizes the Company’s credit facilities scheduled principal payments (in thousands):

2014	$6,500
2015	15,000
2016	13,500
2017	13,650

Total	$48,650

In 2007, the Company entered into a $220.0 million senior secured credit facility (the facility) with a syndicate of lenders that consisted of a $200.0 million senior term loan facility, and a revolving facility of up to $20.0 million, depending on the Company’s borrowing capacity. The pricing under the senior secured credit facility was subject to a LIBOR floor of 3.00% plus 6.25%, and was tiered based on the Company’s leverage ratio. The facility was paid in full with the proceeds from the sale of the retail business and two new debt arrangements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2013, a new class of loans to be borrowed under the senior secured credit facility effective January 2007 was created allowing for an additional tranche of incremental term loan (ITL B). Under the ITL B, the Company borrowed $12.5 million which was contributed to our subsidiary, LIFCO, LLC to pay off an intercompany note due AIC.

In November 2012, a new class of loans under the senior secured credit facility was created allowing for an incremental term loan. The incremental term loan has the following characteristics:

•	Face amount of $8.0 million with a funded amount of $5.5 million, of which the Company contributed $4.6 million to Affirmative Insurance Company.

•

Repayment of the full $8.0 million will be on a first out basis, payable in full, on or prior to January 17, 2014, with priority over all other amounts outstanding under the senior secured credit facility. The incremental term loan lenders retained $2.5 million, representing non-cash original issue discount.

•	Of the total proceeds, $900 thousand is to be used solely for paying the incremental term loan lenders’ and administrative agent’s professional fees.

•	A $60,000 principal payment is due as of March 31, 2013 and $40,000 is due each quarter end for the remainder of 2013. The remaining balance is due at maturity.

•	As of December 31, 2012, a non-cash $550,000 commitment fee was recorded in other liabilities, and subsequently added to the principal amount of the incremental term loan.

•	The incremental term loan lenders receive an 8% prepayment premium of the principal amount if the incremental term loan is prepaid.

•	The incremental term loan lenders retained a financial advisor to assess the financial, operational and regulatory condition of the Company.

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

Mortgage payable

In March 2013, the Company, through one of its indirect, wholly-owned subsidiaries, entered into a $4.8 million loan secured by commercial real estate to provide liquidity to AIC. The loan is evidenced by a promissory note secured by a mortgage security agreement and assignment of leases and rents on real estate located in Baton Rouge, Louisiana, which is held as investment in real property on the consolidated balance sheet. The mortgage bears interest at a per annum fixed rate of 4.95%. The mortgage requires monthly payments of principal and interest with the final payment due on the maturity date of December 15, 2015. As security for payments, the Company assigned rents due under the lease to a trustee. Pursuant to an escrow and servicing agreement, the trustee will receive rent due under the lease, make required payments due under the mortgage and maintain certain escrow accounts to pay for the necessary expenses of the property until the mortgage is paid in full. The principal balance of the mortgage payable was $3.6 million at December 31, 2013.

12.    Capital Lease Obligation

In December 2013, the Company entered into a capital lease obligation related to certain computer software, software licenses and hardware used in the Company’s insurance operations. The Company received cash proceeds from the financing in the amount of $4.9 million in January 2014. A receivable for settlement of this transaction was included in other assets as of December 31, 2013. The transaction proceeds, when received, will be pledged as collateral against all the Company’s obligations under the lease. The dollar amount of collateral pledged is set to decline over the term of the lease as the Company makes the scheduled lease payments. At the end of the initial term, the Company will have the right to purchase the software for a nominal fee, after which all rights, title and interest would transfer to the Company.

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The remaining lease term is 17 months with monthly rental payments totaling approximately $0.3 million. Cash and securities pledged as collateral and held as available-for-sale securities were $5.9 million and $9.1 million as of December 31, 2013 and 2012, respectively.

Property under capital lease consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Computer software, software licenses and hardware	$34,212	$17,106
Accumulated depreciation	(23,971)	(9,751)

Computer software, software licenses and hardware, net	$10,241	$7,355

Estimated future lease payments for the years ending December 31 (in thousands):

2014	$6,814
2015	3,124

Total estimated future lease payments	9,938
Less: Amount representing interest	510

Present value of future lease payments	$9,428

13.    Income Taxes

The provision for income taxes for the years ended December 31 consisted of the following (in thousands):

	2013	2012	2011
Current tax expense	$4,067	$14	$127
Deferred tax expense (benefit)	(3,178)	250	(9,167)

Net income tax expense (benefit)	$889	$264	$(9,040)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rate differed from the statutory rate of 35% for the years ended December 31 as follows (in thousands):

	2013	2012	2011
Income (loss) before income tax expense (benefit)	$31,607	$(51,649)	$(171,638)
Tax provision computed at the federal statutory income tax rate	11,063	(18,077)	(60,073)
Increases (reductions) in tax resulting from:
Tax-exempt interest	(17)	(67)	(139)
State income taxes	3,115	140	(1,517)
IRS audit settlement	—	(118)	—
Goodwill impairment	—	5,623	33,606
Valuation allowance	(13,303)	12,766	19,139
Other	31	(3)	(56)

Income tax expense (benefit)	$889	$264	$(9,040)

Effective tax rate	2.8%	0.5%	5.3%

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Deferred tax assets:
Unearned and advance premiums	$763	$3,347
Net operating loss carryforward	68,318	76,051
Discounted unpaid losses	1,085	1,407
Deferred revenue	2,367	2,141
Allowance for doubtful accounts	2,709	3,775
Goodwill	3,655	6,216
Rent deferral	752	1,205
Deferred acquisition costs, net asset	2,640	—
Depreciation on fixed assets	325	1,785
Alternative minimum tax and work opportunity credits	1,276	671
Paid in kind interest	—	891
Unrealized losses	40	—
Intangibles	68	—
Stock options	1,580	1,467
State deferred tax assets	2,598	3,452
Other deferred tax assets	1,782	2,527

Total deferred tax assets	89,958	104,935

Deferred tax liabilities:
Unrealized gains	—	190
Intangibles	—	2,268
Deferred acquisition costs, net liability	—	34
Debt extinguishment	517	2,206
Other deferred tax liabilities	1,013	1,502

Total deferred tax liabilities	1,530	6,200

Deferred tax assets, net, before valuation allowance	88,428	98,735
Valuation allowance	88,428	101,913

Deferred tax liabilities, net	$—	$(3,178)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in valuation allowance attributable to continuing operations and other comprehensive income is presented for the years ended December 31 as follows (in thousands):

	2013	2012
Continuing operations	$(13,303)	$12,766
Changes in other comprehensive income	230	270

	$(13,073)	$13,036

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

As of December 31, 2013, the Company has available for income tax purposes federal net operating loss carryforwards (NOL’s), which may be used to offset future taxable income. The Company’s NOL’s expire as follows (in thousands):

2027	$8,527
2028	4,886
2029	26,569
2030	82,417
2031	39,122
2032	33,527

$195,048

At December 31, 2013, the Company’s 2007 and prior tax years were closed by the IRS.

14.    Commitments

In 2006, the Company entered into an IT outsourcing contract with a data processing services provider under which the Company outsourced substantially all of its IT operations, including the Company’s data center, field support and application management. The initial term of the agreement was ten years, although it may be terminated for convenience by the Company at any time upon six months notice after the first two years, subject to the payment of certain stranded costs and other termination fees. In October 2012, the Company amended its Master Service Agreement with a third party whereby the Company assumed responsibility for managing substantially all of its IT operations, including data center and applications management at an annual cost of $6.1 million. In addition, the Company contracted with a third party to provide network infrastructure services for $1.2 million annually. This contract was terminated as of June 30, 2013. An early termination penalty was invoked by the third party whereby the Company will pay out $1.8 million over a twelve month period which started in July 2013. The Company’s IT outsourcing expenses were $3.5 million, $11.2 million and $13.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the Company leased office space for its insurance companies in various locations throughout the United States. The Company’s operating lease rental expenses were $6.8 million, $8.8 million and $7.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s minimum commitments at December 31, 2013 (in thousands):

2014	$4,013
2015	2,333
2016	2,714
2017	1,776
2018	1,791
Thereafter	6,306

Total	$18,933

15.    Legal Proceedings

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

In December 2013, the Company was served with a complaint filed in the 44th Judicial District Court of Dallas County, Texas. The lawsuit also names as a defendant an unaffiliated county mutual insurance company (county mutual) for which the Company serves as managing general agent. The Company is contractually obligated to indemnify the county mutual under certain circumstances. Plaintiffs allege that in May 2013, they obtained a default judgment against an insured of the county mutual in the aggregate amount of $454,194, and, through entry of a turnover order, became assignees of the insured’s rights against the Company and the county mutual insurance company. Plaintiffs assert claims for breach of the duty to defend, breach of the duty of good faith and fair dealing, violations of the Texas Insurance Code, and negligence. Plaintiffs seek a declaratory judgment as well as damages in the amount of the default judgment, incidental and consequential damages, punitive damages, attorney’s fees and costs, pre and post-judgment interest, and statutory damages. The Company disputes Plaintiffs’ claims and intends to defend itself vigorously. No determination that an unfavorable outcome is either probable or remote can be made at this time. Similarly, no accurate estimate of the range of potential loss can be made at this time.

Affirmative Insurance Company (AIC) was party to a General Agency Agreement with United Underwriters, Inc. (United), pursuant to which United produced business and managed claims on such business in the state of Utah. The General Agency Agreement terminated in 2006. In May 2005, two of AIC’s insureds were injured in an automobile accident for which they sought personal injury protection (PIP) and underinsured motorist (UIM) benefits from AIC. United disputed the insureds’ claims and a lawsuit was filed in the Third District Court of Salt Lake County, Utah. Pursuant to the General Agency Agreement, United is responsible for all costs to defend the lawsuit and owes certain indemnification obligations to AIC. After a bench trial in September 2013, the trial court issued its Findings of Fact, Conclusions of Law and Order on December 5, 2013 (Order), finding in favor of AIC’s insureds on their claims for PIP and UIM benefits. The trial court further found that AIC breached its duty of good faith and fair dealing and awarded certain pre-judgment interest and consequential damages of attorneys’ fees and costs. The trial court directed that the parties submit evidentiary materials and briefing materials on the amount of attorneys’ fees and costs to be awarded, with a hearing to be scheduled. AIC has notified United of its intention to pursue indemnification for losses in connection with this matter. However, the Company believes that its ultimate loss will be within the limits of the policy issued to its insureds, which has been recorded in the loss and LAE reserves.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

16.    Net Income (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and restricted stock. Stock options outstanding of 323,000, 2,407,000 and 1,748,000 for the years ended December 31, 2013, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock or there was a loss from continuing operations in the respective periods.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for each of the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	2013	2012	2011
Numerator:
Net income (loss)	$30,718	$(51,913)	$(162,598)

Denominator:
Weighted average basic shares
Weighted average common shares outstanding	15,408	15,408	15,408

Weighted average diluted shares
Weighted average diluted shares outstanding	15,622	15,408	15,408

Basic income (loss) per common share	$1.99	$(3.37)	$(10.55)

Diluted income (loss) per common share	$1.97	$(3.37)	$(10.55)

On March 18, 2011, 433,500 shares of Affirmative’s common stock were issued on a restricted basis, and the voting rights for all of the shares were assigned to New Affirmative, LLC via a written irrevocable proxy at the time the stock awards were made. On August 10, 2011, the restricted shares were repurchased at par and 1,272,500 stock options were awarded to various executives. Stock options were awarded on February 24, 2012, to various executives totaling 750,000. On September 15, 2013, 250,000 stock options were awarded in exchange for the forfeiture of 600,000 stock options from the August 10, 2011 awards which were in excess of amounts then available for granting under the 2004 Plan.

17.    Stock-Based Compensation

In May 2004, the Company’s board of directors adopted and its stockholders approved the 2004 Stock Incentive Plan (2004 Plan) to enable the Company to attract, retain and motivate eligible employees, directors and consultants through equity-based compensatory awards, including stock options, stock bonus awards,

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restricted and unrestricted stock awards, performance stock awards, stock appreciation rights and dividend equivalent rights. The maximum number of shares of common stock reserved for issuance under the 2004 Plan, as amended, is 3,000,000, subject to adjustment to reflect certain corporate transactions or changes in the Company’s capital structure. At December 31, 2013, 1,244,194 shares were reserved for future grants under the 2004 Plan.

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

	2013	2012	2011
Weighted-average grant date fair value	$1.76	$0.69	$1.76
Weighted-average risk-free interest rate	1.71%	1.15%	1.23
Expected term of option in years	5.00	6.00	6.00
Weighted-average expected volatility	43%	43%	43%
Dividend yield	—	—	—

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for each of the three years ended December 31 follows (shares in thousands):

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,407	$5.07	1,748	$6.82	1,236	$19.23
Granted	250	1.76	750	0.69	1,272	1.76
Forfeited	(1,084)	4.77	(91)	1.65	(760)	18.52

Outstanding at end of year	1,573	4.75	2,407	5.07	1,748	6.82

The Company recognized total compensation expense related to the stock options of $300,000, $403,000 and $378,000 during 2013, 2012 and 2011, respectively. Compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. Total unrecognized compensation expense related to unvested stock options was $234,000 at December 31, 2013, which will be recognized over a weighted-average period of approximately 1.8 years.

Stock options outstanding and exercisable at December 31, 2013 were as follows (shares in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Years of Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.69 to $1.75	550	$0.69	8.15	350	$0.69
$1.76 to $10.37	700	1.76	8.36	633	1.76
$10.38 to $15.00	47	11.42	3.54	47	11.42
$15.01 to $22.00	216	17.64	3.06	216	17.64
$22.01 to $30.00	60	25.28	3.06	60	25.28

$0.69 to $30.00	1,573	4.75	7.21	1,306	5.52

The stock options outstanding and exercisable at December 31, 2013 had aggregate intrinsic values of zero as the aggregate exercise price was greater than the aggregate market value. No stock options were exercised during 2013, 2012 or 2011.

Restricted Stock Awards • The Company recognized compensation expense related to the restricted stock awards of $0 in 2013, $4,000 during 2012 and $159,000 in 2011. Compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2013, there was no unrecognized compensation cost related to unvested restricted stock awards.

The aggregate fair value of restricted stock awards vested during 2012 and 2011 was $1,000 and $15,000 at the date of vesting, respectively.

18.    Employee Benefit Plan

The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet specified service requirements. Under the plan, the Company may, at its discretion, match 100% of each employee’s contribution, up to 3% of the employee’s earnings, plus 50% of each employee’s contribution for the next 2% of the employee’s salary. There were no employer matching contributions to the 401(k) plan in 2013, 2012 or 2011.

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

20.    Disclosures for Items Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of accumulated other comprehensive income (loss), including reclassification adjustments (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Beginning balance	$(998)	$(227)
Other comprehensive income (loss) before reclassifications	(607)	117
Amounts reclassified from accumulated other comprehensive income (loss)	(49)	(888)

Net current period other comprehensive income (loss)	(656)	(771)

Ending balance	$(1,654)	$(998)

Net gain in accumulated other comprehensive income (loss) reclassifications for previously unrealized net gains on available-for-sale securities was $49,000 and $888,000 for the years ended December 31, 2013 and 2012, respectively. The gain was not net of any taxes due to the valuation allowance for deferred income taxes.

21.    Regulatory Restrictions

The Company is subject to comprehensive regulation and supervision by government agencies in Illinois, Louisiana, Michigan and New York, the states in which the Company’s insurance company subsidiaries are domiciled, as well as in the states where its subsidiaries sell insurance products, issue policies, handle claims and finance premiums. Certain states impose restrictions or require prior regulatory approval of certain corporate actions, which may adversely affect the Company’s ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow its business profitably. These regulations provide safeguards for policy owners and are not intended to protect the interests of stockholders. The Company’s ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to its success.

The Company’s insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require the Company’s insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject the Company to further examination or corrective action imposed by state regulators, including limitations on the Company’s writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require the Company to increase its statutory capital levels. At December 31, 2013, each of the Company’s insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2012, the State of Illinois adopted the revised NAIC Risk-Based Capital Model Act that includes a risk-based capital trend test as another manner under which the company action level could be triggered and was applied as of December 31, 2012. The test is applicable when an insurance company has a risk-based capital ratio between 200% and 300% and a combined ratio of more than 120%. Each of the Company’s insurance subsidiaries was in compliance with the RBC trend test as of December 31, 2013.

State insurance laws restrict the ability of the Company’s insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not issue an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of December 31, 2013, the Company’s insurance companies could not pay ordinary dividends to the Company without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, as mentioned previously, the Company’s non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

22.    Business Concentrations

The majority of the Company’s commission income and fees are directly related to the premiums written through its insurance subsidiaries from policies sold to individuals located in certain states. Accordingly, the Company could be adversely affected by economic downturns, natural disasters, and other conditions that may occur from time-to-time in these states.

The following table displays the Company’s gross written premiums managed and assumed by state (in thousands):

	Year Ended December 31,
	2013	2012	2011
Louisiana	$119,828	$106,841	$116,462
Texas	93,573	54,009	36,257
California	73,741	17,706	14,789
Alabama	25,272	21,270	23,377
Illinois	18,359	23,887	25,577
Indiana	6,846	8,092	6,463
Missouri	2,799	3,084	1,885
South Carolina	—	2,127	3,442
Michigan	—	—	895
Other	49	6	82

Total written premium managed	340,467	237,022	229,229
Less Texas written premium not underwritten	48,272	—	—

Gross underwritten premiums	$292,195	$237,022	$229,229

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial assets measured at fair value on a recurring basis

The following table provides information as of December 31, 2013 about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$17,834	$17,834	$—	$—
Mortgage-backed securities	3,980	—	3,980	—
States and political subdivisions	3,333	—	3,333	—
Corporate debt securities	32,283	—	32,283	—
Certificates of deposit	4,891	—	4,891	—

Total investment securities	62,321	17,834	44,487	—
Other invested assets	4,085	—	—	4,085

Total assets	$66,406	$17,834	$44,487	$4,085

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

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would determine a fair value using this observable market information and disclose the occurrence of this circumstance. All of the fair values of securities disclosed in Level 2 are estimated based on independent third-party pricing services.

Level 3 Financial assets

At December 31, 2013, the Company’s Level 3 financial assets include an investment in a hedge fund, which is presented as other invested assets in the consolidated balance sheets. The Company elected the fair value option for its investment in the hedge fund and measures the fair value of the hedge fund on the basis of the net asset value of the fund as reported by the fund manager. The hedge fund is primarily invested in residential mortgage-backed securities and other asset-backed securities which are recorded at fair value as determined by the fund manager. Such fair value determination is based on quoted marked prices, bid prices, or the fund manager’s proprietary valuation models where quoted prices are unavailable or deemed to be inadequately representative of fair value. Significant decreases in the fair value of the underlying securities in the hedge fund would result in a significantly lower fair value measurement of other invested assets as reported in the consolidated balance sheets.

Fair value measurements for assets in Level 3 for the year ended December 31, 2013 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2013	$3,390
Transfers into Level 3	—
Total gains included in earnings as net investment income	695
Settlements	—

Balance at December 31, 2013	$4,085

Fair value measurements for assets in Level 3 for the year ended December 31, 2012 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2012	$2,898
Transfers into Level 3	—
Total gains included in earnings as net investment income	492
Settlements	—

Balance at December 31, 2012	$3,390

The Company did not have any transfers between Levels 1 and 2 during the years ended December 31, 2013 or 2012.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Disclosed, But Not Carried, At Fair Value

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

The following table presents the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at December 31, 2013 and the level within the fair value hierarchy (in thousands):

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$44,569	$44,569	$44,569	$—	$—
Fiduciary and restricted cash	1,369	1,369	1,369	—	—

Total	$45,938	$45,938	$45,938	$—	$—

Liabilities:
Notes payable	$76,828	$13,181	$—	$—	$13,181
Senior secured credit facility	33,523	34,476	—	—	34,476
Subordinated secured credit facility	13,650	11,723	—	—	11,723
Mortgage payable	3,562	3,562	—	—	3,562

Total	$127,563	$62,942	$—	$—	$62,942

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

The fair values of the notes payable, the senior secured credit facilities and the subordinated secured credit facility were estimated using discounted cash flow analyses prepared by a third-party valuation source based on inputs and assumptions, such as credit and default risk associated with the debt. The mortgage payable is reported at par value which approximates its fair value due to its short-term nature.

24.    Statutory Financial Information and Accounting Policies

The Company’s insurance subsidiaries are required to file statutory-basis financial statements with state insurance departments in all states where they are licensed. These statements are prepared in accordance with accounting practices prescribed or permitted by the applicable state of domicile. Each state of domicile requires

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that insurance companies domiciled in those states prepare their statutory-basis financial statements in accordance with the National Association of Insurance Commissioners Accounting Principles and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile.

Affirmative Insurance Company of Michigan (AIC of Michigan), USAgencies Casualty Insurance Company, Inc. (Casualty), and USAgencies Direct Insurance Company (Direct) are wholly-owned subsidiaries of AIC and are included as common stock investments on AIC’s balance sheet in its statutory surplus. In November 2012, a former subsidiary of AIC, Insura Property and Casualty Company was merged into AIC and Direct was sold from AIC to Casualty. The following table summarizes selected statutory information of the Company’s insurance subsidiaries ended December 31 (in thousands):

	December 31,
	2013	2012	2011
Statutory capital and surplus:
Affirmative Insurance Company (AIC)	$46,291	$48,115	$69,158
Affirmative Insurance Company of Michigan (AIC of Michigan)	9,211	9,206	9,213
USAgencies Casualty Insurance Company, Inc (Casualty)	25,728	24,258	32,780
USAgencies Direct Insurance Company (Direct)	5,300	5,273	5,259

	Year Ended December 31,
	2013	2012	2011
Statutory net income (loss):
Affirmative Insurance Company	$(11,343)	$(20,786)	$(11,957)
Affirmative Insurance Company of Michigan	4	(7)	85
USAgencies Casualty Insurance Company, Inc.	731	1,128	1,226
USAgencies Direct Insurance Company	28	15	12

The amount of statutory capital and surplus necessary for AIC to satisfy regulatory requirements as of December 31, 2013 was $30.5 million. The statutory capital and surplus of each of the Company’s insurance subsidiaries exceeded the highest level of minimum regulatory required capital as of December 31, 2013, 2012 and 2011.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25.    Unaudited Quarterly Financial Data

The following is a summary of the Company’s unaudited quarterly consolidated results from continuing operations for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2013:
Net premiums earned	$41,332	$49,658	$30,802	$43,891
Total revenues	63,818	72,780	53,310	56,216
Net losses and loss adjustment expenses	31,563	38,243	33,725	44,287
Net income (loss)	(6,251)	1,485	47,618	(12,134)
Diluted income (loss) per common share	(0.41)	0.10	3.02	(0.76)
Diluted weighted-average common shares	15,408	15,408	15,772	15,941
2012:
Net premiums earned	$34,181	$34,935	$35,261	$39,359
Total revenues	51,451	51,759	51,155	55,396
Net losses and loss adjustment expenses	25,670	26,719	25,397	34,072
Net income (loss)	(8,480)	(5,695)	(29,458)	(8,280)
Diluted loss per common share	(0.55)	(0.37)	(1.91)	(0.54)
Diluted weighted-average common shares	15,408	15,408	15,408	15,408

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26.    Parent Company Financials

The condensed financial information of the parent company, Affirmative Insurance Holdings, Inc. as of December 31, 2013 and 2012, and for each of the three years ended December 31, 2013, 2012 and 2011 is presented as follows (in thousands, except share data):

Condensed Balance Sheets

	2013	2012
Assets
Cash and cash equivalents	$1,012	$17
Fiduciary and restricted cash	319	165
Investment in subsidiaries	106,446	140,684
Income taxes receivable	—	150
Other intangible assets, net	273	273
Other assets	21,903	4,204

Total assets	$129,953	$145,493

Liabilities and Stockholders’ Deficit
Liabilities:
Payable to subsidiaries	$120,441	$119,629
Income taxes payable	3,641	—
Debt	103,875	156,025
Other liabilities	4,888	3,093

Total liabilities	232,845	278,747

Stockholders’ deficit:
Common stock, $0.01 par value; 75,000,000 shares authorized; 18,202,221 shares issued and 15,408,358 shares outstanding at December 31, 2013 and 2012	182	182
Additional paid-in capital	167,049	166,749
Treasury stock, at cost (2,793,863 shares at December 31, 2013 and 2012)	(32,910)	(32,910)
Accumulated other comprehensive loss	(1,654)	(998)
Retained deficit	(235,559)	(266,277)

Total stockholders’ deficit	(102,892)	(133,254)

Total liabilities and stockholders’ deficit	$129,953	$145,493

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Operations

	Year Ended December 31,
	2013	2012	2011
Revenues
Dividends from subsidiaries	$6,700	$14,714	$26,613
Gain on sale of retail business	64,971	—	—
Net investment income	5	—	—

Total revenues	71,676	14,714	26,613

Expenses
Operating expenses	(57)	352	581
Loss on extinguishment of debt	4,193	—	—
Loss on interest rate swaps	—	—	2
Interest expense	19,115	17,616	18,992
Goodwill and other intangible assets impairment	—	1,398	8,357

Total expenses	23,251	19,366	27,932

Income (loss) before income taxes and equity interest in subsidiaries	48,425	(4,652)	(1,319)
Income tax expense (benefit)	(14,587)	2,447	1,545
Equity interest in undistributed loss of subsidiaries	(32,294)	(44,814)	(159,734)

Net income (loss)	$30,718	$(51,913)	$(162,598)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
Net cash used in operating activities	$(24,423)	$(16,683)	$(17,679)

Cash flows from investing activities
Dividends received from subsidiaries	6,700	14,714	26,613
Proceeds from sale of retail business, net	84,270	—	—

Net cash provided by investing activities	90,970	14,714	26,613

Cash flows from financing activities
Borrowings under senior secured credit facility effective January 2007	12,500	5,500	—
Borrowings under credit facilities effective September 2013	48,000	—	—
Principal payments on senior secured credit facility effective September 2013	(5,000)	—	—
Principal payments on senior secured credit facility effective January 2007	(120,192)	(3,530)	(9,762)
Debt issuance costs paid	(860)	—	(769)
Acquisition of treasury stock	—	—	(4)

Net cash provided by (used in) financing activities	(65,552)	1,970	(10,535)

Net increase (decrease) in cash and cash equivalents	995	1	(1,601)
Cash and cash equivalents at beginning of year	17	16	1,617

Cash and cash equivalents at end of year	$1,012	$17	$16

Item 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLSOURE

None.

Item 9A.	CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the U.S. Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2013. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission-1992 (the COSO Framework). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Using the COSO Framework, the Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the Company’s internal control over financial reporting. As a result, management has concluded that our internal control over financial reporting was effective as of December 31, 2013 based upon the COSO Framework.

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

The information relating to this Item 10 is incorporated by reference to the disclosure in the sections headed “Item 1 — Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

Item 11.	Executive Compensation

The information relating to this Item 11 is incorporated by reference to the disclosure in the sections headed “Compensation Discussion and Analysis,” “Compensation Committee Report” and “ Executive Compensation” in the Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to this Item 12 is incorporated by reference to the disclosure in the sections headed “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2013 about all of our equity compensation plans. All plans have been approved by our stockholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))
2004 Stock Incentive Plan	1,573,000	$4.75	1,244,194

During the third quarter of 2013, we awarded 250,000 stock options to an executive in exchange for the forfeiture of 600,000 stock options awarded on August 10, 2011 which were in excess of amounts then available for granting under the 2004 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to this Item 13 is incorporated by reference to the disclosure in the section headed “Certain Relationships and Related Transactions” in the Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

Item 14.	Principal Accounting Fees and Services

The information relating to this Item 14 is incorporated by reference to the disclosure in the section headed “Corporate Governance — Audit Committee — Fees Paid to Independent Auditor” and “Corporate Governance — Audit Committee — Approval of Audit and Non-Audit Services” in the Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

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

AFFIRMATIVE INSURANCE HOLDINGS, INC.

By:	/s/ MICHAEL J. MCCLURE
Michael J. McClure
Chief Executive Officer

Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below.

Signature	Title	Date
/S/ THOMAS C. DAVIS Thomas C. Davis	Chairman	March 31, 2014

/s/ MICHAEL J. MCCLURE Michael J. McClure	Chief Executive Officer	March 31, 2014

/s/ EARL R. FONVILLE Earl R. Fonville	Executive Vice President and Chief Financial Officer	March 31, 2014

/s/ NIMROD T. FRAZER Nimrod T. Frazer	Director	March 31, 2014

/s/ GARY Y. KUSUMI Gary Y. Kusumi	Director	March 31, 2014

/s/ MORY KATZ Mory Katz	Director	March 31, 2014

/s/ DAVID I. SCHAMIS David I. Schamis	Director	March 31, 2014

/s/ ROBERT T. WILLIAMS Robert T. Williams	Director	March 31, 2014

/s/ PAUL J. ZUCCONI Paul J. Zucconi	Director	March 31, 2014

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

2.2

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

10.3+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 000-50795).

10.4+	Form of 2011 Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2012, File No. 000-50795).

10.5+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 000-50795).

10.6+

Form of Restricted Stock Award Agreement (reflecting restricted stock awards issued to named executive officers in February 2011) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 21, 2011, File No. 000-50795).

10.7+

Form of Restricted Stock Award Agreement (reflecting restricted stock awards issued to named executive officers in February 2014) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 19, 2014, File No. 000-50795).

Exhibit	Description
10.8+	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 13, 2012, File No. 000-50795).

10.9+

Affirmative Insurance Holdings, Inc. Performance-Based Annual Incentive Plan, effective January 1, 2007 (incorporated by reference to Appendix A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 5, 2007, File No. 000-50795).

10.10+*	Description of Non-Employee Director Compensation.

10.11+

Executive Employment Agreement, dated January 4, 2011 (effective October 1, 2010), between Affirmative Insurance Holdings, Inc. and Gary Y. Kusumi (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 10, 2011, File No. 000-50795).

10.12+*	Second Amended and Restated Executive Employment Agreement, dated December 31, 2013 (effective December 1, 2013), between Affirmative Insurance Holdings, Inc. and Michael J. McClure.

10.13+

Second Amended and Restated Executive Employment Agreement, dated January 7, 2011 (effective January 1, 2011), between Affirmative Insurance Holdings, Inc. and Robert A. Bondi (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 10, 2011, File No. 000-50795).

10.14+*	Third Amended and Restated Executive Employment Agreement, dated December 31, 2013 (effective November 1, 2013), between Affirmative Insurance Holdings, Inc. and Joseph G. Fisher.

10.15+*	Executive Employment Agreement, dated December 31, 2013 (effective December 1, 2013), between Affirmative Insurance Holdings, Inc. and Earl R. Fonville.

10.16

Automobile Quota Share Reinsurance Contract between Swiss Reinsurance America Corporation and Affirmative Insurance Company, dated as of December 28, 2010, for the period October 1, 2010 to December 31, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed with the SEC on January 10, 2011, File No. 000-50795).

10.17

Automobile Quota Share Reinsurance Contract between Swiss Reinsurance America Corporation and Affirmative Insurance Company, dated as of December 29, 2010, for the period January 1, 2011 to December 31, 2011(incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A filed with the SEC on January 10, 2011, File No. 000-50795).

10.18

Automobile Quota Share Reinsurance Contract between Greenlight Reinsurance, Ltd. and Affirmative Insurance Company, dated as of September 1, 2011, for the period September 1, 2011 through December 31, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 15, 2011, File No. 000-50795).

10.19

Addendum No. 1 (effective September 1, 2011) to the Interests and Liabilities Agreement of Greenlight Reinsurance, Ltd. with respect to the Automobile Quota Share Reinsurance Contract between Greenlight Reinsurance, Ltd. and Affirmative Insurance Company, dated as of September 1, 2011, for the period September 1, 2011 through December 31, 2012 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed with the SEC on April 1, 2013, File No. 000-50795).

10.20

Addendum No. 2 (effective September 1, 2011) to the Interests and Liabilities Agreement of Greenlight Reinsurance, Ltd. with respect to the Automobile Quota Share Reinsurance Contract between Greenlight Reinsurance, Ltd. and Affirmative Insurance Company, dated as of September 1, 2011, for the period September 1, 2011 through December 31, 2012 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed with the SEC on April 1, 2013, File No. 000-50795).

Exhibit	Description
10.21

Addendum No. 3 (effective February 28, 2012) to the Interests and Liabilities Agreement of Greenlight Reinsurance, Ltd. with respect to the Automobile Quota Share Reinsurance Contract between Greenlight Reinsurance, Ltd. and Affirmative Insurance Company, dated as of September 1, 2011, for the period September 1, 2011 through December 31, 2012 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed with the SEC on April 1, 2013, File No. 000-50795).

10.22

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

10.23

Automobile Quota Share Reinsurance Contract between Greenlight Reinsurance, Ltd. and Affirmative Insurance Company, effective March 31, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on April 3, 2013, File No. 000-50795).

10.24

Addendum No. 1 (effective March 31, 2013) to Interests and Liabilities Agreement of Greenlight Reinsurance, Ltd. with respect to the Automobile Quota Share Reinsurance Contract between Greenlight Reinsurance, Ltd. and Affirmative Insurance Company, effective March 31, 2013 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on April 3, 2013, File No. 000-50795).

10.25

Addendum No. 2 (effective June 30, 2013) to the Interests and Liabilities Agreement of Greenlight Reinsurance, Ltd. with respect to the Automobile Quota Share Reinsurance Contract between Greenlight Reinsurance, Ltd. and Affirmative Insurance Company, effective March 31, 2013 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013, File No. 000-50795).

10.26*

Addendum No. 3 (effective October 1, 2013) to the Interests and Liabilities Agreement of Greenlight Reinsurance, Ltd. with respect to the Automobile Quota Share Reinsurance Contract between Greenlight Reinsurance, Ltd. and Affirmative Insurance Company, effective March 31, 2013.

10.27*

Addendum No. 4 (effective June 30, 2013) to the Interests and Liabilities Agreement of Greenlight Reinsurance, Ltd. with respect to the Automobile Quota Share Reinsurance Contract between Greenlight Reinsurance, Ltd. and Affirmative Insurance Company, effective March 31, 2013.

10.28*

Automobile Quota Share Reinsurance Contract between Affirmative Insurance Company and ACE American Insurance Company, Third Point Reinsurance Company Ltd., Tokio Millenium Re AG, and SCOR Reinsurance Co., effective December 31, 2013.

10.29*

Addendum No. 1 (effective December 31, 2013) to the Interests and Liabilities Agreement of ACE American Insurance Company, Third Point Reinsurance Company Ltd., Tokio Millenium Re AG, and SCOR Reinsurance Co. with respect to the Automobile Quota Share Reinsurance Contract between Affirmative Insurance Company and ACE American Insurance Company, Third Point Reinsurance Company Ltd., Tokio Millenium Re AG, and SCOR Reinsurance Co., effective December 31, 2013.

10.30

Master Services Agreement, dated as of October 16, 2006, between Affirmative Insurance Holdings, Inc. and Accenture LLP (incorporated by reference to Exhibit 10.27 to our Current Report on Form 8-K filed with the SEC on October 20, 2006, File No. 000-50795).

10.31

Amendment No. 19 to Services Agreement No. 1, effective September 1, 2012, between Affirmative Insurance Holdings, Inc. and Accenture LLP (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 22, 2012, File No. 000-50795).

10.32	Amendment No. 21 to Services Agreement No. 1, effective May 15, 2013, between Affirmative Insurance Holdings, Inc. and Accenture LLP (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed with the SEC on August 23, 2013, File No. 000-50795).

Exhibit	Description
10.33

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

10.36

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

10.37

Fourth Amendment to Credit Agreement dated as of June 2, 2009, among Affirmative Insurance Holdings, Inc., as Borrower, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed with the SEC on April 1, 2013, File No. 000-50795).

10.38

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

10.39

Sixth Amendment to Credit Agreement dated as of September 20, 2012, among Affirmative Insurance Holdings, Inc., as Borrower, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q filed with the SEC on November 19, 2012, File No. 000-50795).

10.40

Seventh Amendment to Credit Agreement, dated as of November 19, 2012, among Affirmative Insurance Holdings, Inc., as Borrower, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed with the SEC on November 19, 2012, File No. 000-50795).

10.41

Eighth Amendment to Credit Agreement, dated as of August 14, 2013, among Affirmative Insurance Holdings, Inc., as Borrower, the lenders party thereto, and U.S. Bank National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013, File No. 000-50795).

Exhibit	Description
10.42

$40,000,000 Credit Agreement dated as of September 30, 2013, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, and Credit Suisse Securities (USA) LLC, as Sole Bookrunner and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 16, 2013, File No. 000-50795).

10.43*

First Amendment to Credit Agreement dated as of December 30, 2013 and effective as of December 30, 2013, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent.

10.44

$10,000,000 Second Lien Credit Agreement dated as of September 30, 2013, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, and JCF AFFM Debt Holdings L.P., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 16, 2013, File No. 000-50795).

10.45*

First Amendment to Second Lien Credit Agreement dated as of December 30, 2013 and effective as of December 30, 2013, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, JCF AFFM Debt Holdings L.P., as Administrative Agent and Collateral Agent.

10.46

Master Distribution Agreement between Affirmative Insurance Holdings, Inc. and Confie Seguros Holding II Co., dated September 30, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on September 16, 2013, File No. 000-50795).

10.47

Sixth Amendment to Lease, dated and effective October 25, 2013, between Rainier Asset Management and Affirmative Management Services, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 26, 2013, File No. 000-50795).

10.48*	Master Lease Agreement dated December 30, 2013 between First American Commercial Bancorp, Inc. and Affirmative Insurance Company.

21.1*	Subsidiaries of Affirmative Insurance Holdings, Inc. as of December 31, 2013.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Michael J. McClure, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Earl R. Fonville, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael J. McClure, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Earl R. Fonville, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Affirmative Insurance Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Stockholders’ Equity (Deficit), (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements, including detailed tagging of footnotes and schedules.

*	Filed herewith
+	Management contract, compensatory plan or arrangement