Form 10-Q
period 2014-03-31
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2014-05-15
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of May 13, 2014: 15,905,357

AFFIRMATIVE INSURANCE HOLDINGS, INC.

THREE MONTHS ENDED MARCH 31, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Available-for-sale securities, at fair value	$50,480	$62,321
Other invested assets	4,212	4,085
Cash and cash equivalents	32,181	44,569
Fiduciary and restricted cash	6,576	1,369
Accrued investment income	467	231
Premiums and fees receivable, net	73,079	53,442
Receivable from reinsurers	164,571	165,819
Deferred acquisition costs, net asset	1,241	—
Investment in real property, net	10,097	10,277
Property and equipment (net of accumulated depreciation of $54,717 for 2014 and $53,222 for 2013)	12,632	13,978
Other intangible assets (net of accumulated amortization of $7,765 for 2014 and 2013)	1,500	1,500
Prepaid expenses	6,937	7,126
Other assets (net of allowance for doubtful accounts of $7,739 for 2014 and 2013)	17,152	22,124

Total assets	$381,125	$386,841

Liabilities and Stockholders’ Deficit
Liabilities:
Reserves for losses and loss adjustment expenses	$124,803	$133,589
Unearned premium	100,450	81,598
Amounts due to reinsurers	63,897	64,910
Due to third-party carriers	7,478	7,221
Deferred revenue	7,654	6,763
Capital lease obligation	7,881	9,428
Debt	128,209	127,563
Income taxes payable	1,713	3,641
Deferred acquisition costs, net liability	—	7,544
Other liabilities	41,034	47,476

Total liabilities	483,119	489,733

Stockholders’ deficit:
Common stock, $0.01 par value; 75,000,000 shares authorized, 18,674,221 shares issued and 15,880,358 shares outstanding at March 31, 2014 and 15,408,358 shares outstanding at December 31, 2013	187	182
Additional paid-in capital	167,059	167,049
Treasury stock, at cost (2,793,863 shares at March 31, 2014 and December 31, 2013)	(32,910)	(32,910)
Accumulated other comprehensive loss	(1,435)	(1,654)
Retained deficit	(234,895)	(235,559)

Total stockholders’ deficit	(101,994)	(102,892)

Total liabilities and stockholders’ deficit	$381,125	$386,841

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Revenues
Net premiums earned	$33,364	$41,332
Commission income, fees and managing general agent revenue	11,330	21,854
Net investment income	830	620
Net realized gains	—	11
Other income	2	1

Total revenues	45,526	63,818

Expenses
Net losses and loss adjustment expenses	27,552	31,563
Selling, general and administrative expenses	12,792	30,841
Depreciation and amortization	1,496	1,932

Total expenses	41,840	64,336

Operating income (loss)	3,686	(518)
Interest expense	3,316	5,555

Income (loss) before income tax expense (benefit)	370	(6,073)
Income tax expense (benefit)	(294)	178

Net income (loss)	$664	$(6,251)

Basic income (loss) per common share:
Net income (loss)	$0.04	$(0.41)

Diluted income (loss) per common share:
Net income (loss)	$0.04	$(0.41)

Weighted average common shares outstanding:
Basic	15,408	15,408

Diluted	16,282	15,408

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net income (loss)	$664	$(6,251)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities arising during period	219	(117)
Reclassification adjustment for realized losses included in net income (loss)	—	(5)

Other comprehensive income (loss), net	219	(122)

Total comprehensive income (loss)	$883	$(6,373)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31,
	2014		2013
	Shares	Amounts	Shares	Amounts
Common stock
Balance at beginning of year	18,202,221	$182	18,202,221	$182
Issuance of restricted stock awards	472,000	5	—	—

Balance at end of period	18,674,221	$187	18,202,221	$182

Additional paid-in capital
Balance at beginning of year		167,049		166,749
Issuance of restricted stock awards		(5)		—
Stock-based compensation		15		77

Balance at end of period		167,059		166,826

Treasury stock
Balance at beginning of year and end of period	2,793,863	(32,910)	2,793,863	(32,910)

Accumulated other comprehensive income (loss)
Balance at beginning of year		(1,654)		(998)
Unrealized gain (loss) on available-for-sale investment securities		219		(122)

Balance at end of period		(1,435)		(1,120)

Retained Deficit
Balance at beginning of year		(235,559)		(266,277)
Net income (loss)		664		(6,251)

Balance at end of period		(234,895)		(272,528)

Total stockholders’ deficit		$(101,994)		$(139,550)

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$664	$(6,251)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,676	2,112
Stock-based compensation expense	15	77
Amortization of debt modification costs	502	225
Amortization of debt discount	408	1,468
Net realized gains from sales of available-for-sale securities	—	(5)
Fair value gain on investment in hedge fund	(127)	(157)
Gain on disposal of assets	—	(6)
Amortization of premiums on investments, net	148	143
Provision for doubtful accounts	(6)	581
Paid-in-kind interest	667	703
Change in operating assets and liabilities:
Fiduciary and restricted cash	(407)	—
Premiums, fees and commissions receivable, net	(19,631)	(10,251)
Reserves for losses and loss adjustment expenses	(8,786)	(9,982)
Amounts due from reinsurers	235	(3,875)
Due to third-party carriers	257	15,838
Premium finance receivable, net (related to our insurance premiums)	—	(9,929)
Deferred revenue	891	3,118
Unearned premium	18,852	12,878
Deferred acquisition costs, net	(8,785)	7,683
Deferred taxes	—	69
Income taxes	(1,928)	144
Other	1,986	6,842

Net cash provided by (used in) operating activities	(13,369)	11,425

Cash flows from investing activities
Fiduciary and restricted cash	(4,800)	—
Proceeds from sales of available-for-sale securities	198	7
Proceeds from maturities of available-for-sale securities	11,735	9,586
Purchases of available-for-sale securities	(10,000)	(10,546)
Premium finance receivable, net (related to third-party insurance premiums)	—	(1,592)
Purchases of property and equipment	(154)	(190)

Net cash used in investing activities	(3,021)	(2,735)

Cash flows from financing activities
Proceeds from financing under capital lease obligations	4,858	—
Principal payments under capital lease obligations	(1,547)	(717)
Principal payments on senior secured credit facility effective January 2007	—	(401)
Issuance of mortgage security agreement	—	4,809
Principal payments on mortgage security agreement	(426)	—
Debt issuance costs paid	—	(150)
Bank overdrafts	1,117	(1,435)

Net cash provided by financing activities	4,002	2,106

Net (decrease) increase in cash and cash equivalents	(12,388)	10,796
Cash and cash equivalents at beginning of year	44,569	38,176

Cash and cash equivalents at end of period	$32,181	$48,972

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,154	$2,383
Cash paid for income taxes	1,634	54
Disclosure of non-cash information:
Senior secured credit facility amendment closing fee capitalized to loan balance	$—	$550

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

The senior secured and subordinated credit facilities contain quarterly debt covenants that set forth, among other things, minimum risk-based capital requirements for the Company’s insurance subsidiaries as well as minimum cash flow requirements for the Company’s non-regulated businesses. The credit facilities have been amended to remove the risk-based capital measurement requirement for March 31, 2014. Except for the minimum risk-based capital requirement for which the Company obtained a waiver to defer this requirement to June 30, 2014, the Company was in compliance with these covenants as of March 31, 2014. However, it is probable the Company will not meet certain of these covenants in the remaining periods of 2014. If the Company is unable to maintain compliance with the covenants or obtain a forbearance or waiver of any non-compliance or amend the agreements to change such covenants, the lenders could declare all amounts outstanding under the facilities to be immediately due and payable. If the Company’s lenders declare the amounts outstanding to be immediately due and payable, it would have a material adverse effect on the Company’s operations and the Company’s creditors and stockholders.

The Company has taken actions to address its liquidity concerns including:

•	Sale of retail business – On September 30, 2013, the Company sold its retail agency distribution business for $101.9 million plus the potential to receive an additional $20.0 million of cash proceeds. The Company paid down the senior secured note by $5.0 million in November 2013 and an additional $5.0 million in April 2014 from the $20.0 million originally established in an escrow account on the sale date. In addition, the purchase agreement was amended in March 2014 to eliminate the measurement of risk-based capital as of March 31, 2014, which defers how the remaining escrow account is utilized until the measurement date as of June 30, 2014 (See Note 3).

•	Debt refinancing – The Company used proceeds from the sale of the retail agency distribution business and two new debt arrangements to replace the existing senior secured credit facility. The Company’s new debt arrangement consists of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017 (See Note 7).

•	Management has taken and will continue to pursue appropriate actions to improve the underwriting results; however, there can be no assurance that this will occur.

•	Management has obtained sufficient quota-share reinsurance to allow the Company to maintain written premium capacity through 2014.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K. The results of operations for interim periods should not be considered indicative of results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current presentation.

3. Sale of the Retail Business

On September 30, 2013, the Company sold its retail agency distribution business to Confie Seguros (Confie). The Company’s retail agency distribution business consisted of 195 retail locations in Louisiana, Alabama, Texas, Illinois, Indiana, Missouri, Kansas, South Carolina and Wisconsin and two premium finance companies (the retail business). Proceeds from the sale were $101.9 million in cash with the potential to receive an additional $20.0 million of cash proceeds. The cash proceeds included a working capital adjustment of $1.9 million that was received in 2013 and $20.0 million placed in an escrow account which is included in other assets on the consolidated balance sheet. The funds held in escrow will, dependent upon the risk-based capital status of Affirmative Insurance Company (AIC), be utilized to either infuse capital into AIC or pay down debt. The risk-based capital measurement will be made quarterly through June 30, 2014. As of the first measurement date of September 30, 2013, AIC met the risk-based capital target and in November 2013, $5.0 million was released from the escrow account and was used to pay down the senior secured credit facility. As of December 31, 2013, AIC met the risk-based capital target and in April 2014, an additional $5.0 million was released from the escrow account and was used to pay down the senior secured credit facility. The purchase agreement was amended in March 2014 to eliminate the measurement of risk-based capital as of March 31, 2014, which defers how the remaining escrow account is utilized until the measurement date as of June 30, 2014.

The Company may receive up to an additional $20.0 million of proceeds that could be used to pay down debt or infuse capital into AIC. The additional proceeds are contingent on AIC meeting certain risk-based capital thresholds and maintaining the obligations of the distribution agreement. The risk-based capital measurement begins as of June 30, 2014 for up to $10.0 million of additional proceeds and the remaining balance up to $20.0 million can be achieved on any following quarterly measurement date through December 31, 2015. These contingent proceeds will be recognized in future periods as risk-based capital measurement thresholds are achieved.

In connection with the sale of the retail business, the Company also entered into a distribution agreement pursuant to which the purchaser will continue to produce insurance business for the Company’s insurance subsidiaries at least until the earlier of December 15, 2015, or when Confie’s obligation to pay the contingent proceeds pursuant to the purchase agreement is discharged. Among other things, the distribution agreement sets forth the terms and conditions under which Confie will produce insurance business for the Company after the closing and includes terms designed to preserve the volume of business produced by the retail business for the Company as of the closing. In turn, the distribution agreement obligates the Company’s insurance subsidiaries to maintain reinsurance and their underwriting capacity in the markets where the retail business operates for the duration of the distribution agreement, including certain restrictions on increasing fees and rates beyond certain thresholds without Confie’s consent. Additionally, Confie will continue to provide premium financing capability for the Company’s policies, including for business written through other independent agencies in certain markets, and the parties will share equally in any increased profits from premium financing other independent agency business during the term of the distribution agreement. Due to the Company’s significant continuing involvement as the underwriter for business produced by the retail agency distribution business and the ongoing premium finance arrangements, the operating activities of the retail agency distribution are not reflected as discontinued operations.

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

Amortized Cost and Fair Value

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at March 31, 2014 and December 31, 2013, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2014
U.S. Treasury and government agencies	$7,481	$52	$(43)	$7,490
Mortgage-backed securities	3,845	30	(49)	3,826
States and political subdivisions	3,254	59	—	3,313
Corporate debt securities	31,186	201	(172)	31,215
Certificates of deposit	4,610	27	(1)	4,636

Total	$50,376	$369	$(265)	$50,480

December 31, 2013
U.S. Treasury and government agencies	$17,830	$55	$(51)	$17,834
Mortgage-backed securities	4,023	4	(47)	3,980
States and political subdivisions	3,265	68	—	3,333
Corporate debt securities	32,458	135	(310)	32,283
Certificates of deposit	4,860	32	(1)	4,891

Total	$62,436	$294	$(409)	$62,321

The Company had $0 million and $10.0 million of unsettled investment purchases as of March 31, 2014 and December 31, 2013, respectively.

For additional disclosures regarding methods and assumptions used in estimating fair values of these securities see Note 14.

Maturities

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at March 31, 2014 by contractual maturity were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Fixed maturities:
Due in one year or less	$10,703	$10,755
Due after one year through five years	31,044	31,124
Due after five years through ten years	4,784	4,775
Mortgage-backed securities	3,845	3,826

Total	$50,376	$50,480

Gross Realized Gains and Losses

Gross realized gains and losses on available-for-sale investments for the three months ended March 31 were as follows (in thousands):

	2014	2013
Gross gains	$—	$6
Gross losses	—	(1)

Total	$—	$5

Unrealized Losses

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at March 31, 2014 and December 31, 2013, the estimated fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	March 31, 2014
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$2,473	$(43)	$—	$—	$2,473	$(43)
Mortgage-backed securities	533	(6)	1,500	(43)	2,033	(49)
Corporate debt securities	9,193	(141)	5,225	(31)	14,418	(172)
Certificates of deposit	599	(1)	—	—	599	(1)

Total	$12,798	$(191)	$6,725	$(74)	$19,523	$(265)

	December 31, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$13,220	$(51)	$—	$—	$13,220	$(51)
Mortgage-backed securities	3,403	(47)	—	—	3,403	(47)
Corporate debt securities	23,410	(310)	—	—	23,410	(310)
Certificates of deposit	849	(1)	—	—	849	(1)

Total	$40,882	$(409)	$—	$—	$40,882	$(409)

The Company’s portfolio contained approximately 33 and 53 individual investment securities that were in an unrealized loss position as of March 31, 2014 and December 31, 2013, respectively.

The unrealized losses at March 31, 2014 were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. On a quarterly basis, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, duration and extent to which the fair value is less than cost. If the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment may be triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). The Company also considers potential adverse conditions related to the financial health of the issuer based on rating agency actions. As a result of management’s quarterly analyses for the period ended March 31, 2014 and the year ended December 31, 2013, no individual securities were considered other-than-temporarily impaired.

Restricted Investments

As of March 31, 2014, certificates of deposit in the amount of $4.6 million were pledged as collateral associated with the capital lease related to certain computer software, software licenses, and hardware used in the Company’s insurance operations. See Note 8 for discussion of the associated capital lease obligation.

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

In 2013, the Company entered into a new quota-share agreement with the previous third-party reinsurance company effective March 31, 2013, under which the Company cedes 40% for the same four states as the expiring agreement. This agreement is through December 31, 2013 but has automatic one-year renewals unless either party provides notice of intent not to renew within 75 days. This agreement was amended effective June 30, 2013, under which the Company cedes an additional 40% for the same four states for the remainder of 2013. This agreement was further amended to provide a $10.0 million reduction in ceded premiums in the fourth quarter. Written premiums ceded under this agreement totaled $145.8 million during the year ended December 31, 2013. This agreement terminated on January 1, 2014, resulting in the return of $47.2 million unearned premiums, net of $13.9 million ceding commissions. Written premiums ceded under the agreement totaled $98.6 million since inception.

Effective December 31, 2013, the Company entered into a new reinsurance agreement with four third-party reinsurance companies. Under this agreement, the Company cedes 20% of premiums and losses in Alabama, Illinois, Louisiana and Texas, and 60% in California on policies in force on December 31, 2013 or written or renewed on and after that date. Written premiums ceded under this agreement totaled $22.2 million as of December 31, 2013. On January 1, 2014, the quota-share rate increased to 60% for all business in force in these same states and for new and renewal business through January 1, 2015. Written premiums ceded under this agreement totaled $81.5 million during the quarter ended March 31, 2014 and $103.7 million since inception.

Assumed Reinsurance

Historically, the Company assumed reinsurance from a Texas county mutual insurance company (the county mutual) whereby the Company assumed 100% of the policies issued by the county mutual for business produced by the Company’s owned general agents with policies in force prior to January 1, 2013. The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. AIC has established a trust to secure the Company’s obligation under this reinsurance contract with a balance of $15.1 million and $15.0 million as of March 31, 2014 and December 31, 2013, of which $0.1 million and $3.6 million was held in cash equivalents as of March 31, 2014 and December 31, 2013, respectively. On January 1, 2013, the Company terminated this agreement on a cut-off basis and unearned premium of $11.8 million was returned to the ceding company.

Excess of Loss Contracts

In July 2013, the Company entered into a reinsurance agreement with third-party reinsurers that provides $7.0 million in excess of the first $3.0 million of losses coverage for catastrophic events that may involve multiple insured losses.

In February 2013, the Company entered into a one-year excess of loss reinsurance contract with third-party reinsurers that provides coverage for individual losses in excess of $100,000 up to $1.0 million. In January 2014, this contract was extended to July 1, 2014 under the same terms and conditions.

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Three Months Ended March 31,
	2014			2013
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$99,447	$80,321	$56,271	$85,236	$60,661	$43,314
Reinsurance assumed/(returned)	—	—	5	(11,812)	—	323
Reinsurance ceded	(34,630)	(46,957)	(28,724)	(49,015)	(19,329)	(12,074)

Total	$64,817	$33,364	$27,552	$24,409	$41,332	$31,563

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

	Three Months Ended March 31,
	2014	2013
Selling, general and administrative expenses	$(15,430)	$(6,270)

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Losses and loss adjustment expense reserves	$73,449	$72,366
Unearned premium reserve	57,054	69,381

Total	$130,503	$141,747

Receivable from reinsurers

The table below presents the total amount of receivables due from reinsurers as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Quota-share reinsurers for agreements effective December 31, 2013	$86,975	$22,218
Michigan Catastrophic Claims Association	33,460	34,878
Quota-share reinsurer for agreements effective September 1, 2011 and March 31, 2013	27,557	91,879
Vesta Insurance Group	13,435	13,435
Excess of loss reinsurers	3,192	3,413
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and January 1, 2011 and other	(48)	(4)

Total reinsurance receivable	$164,571	$165,819

The quota-share reinsurers and the excess of loss reinsurers all have at least A- ratings from A.M. Best. Accordingly, the Company believes there is minimal credit risk related to these reinsurance receivables. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), AIC had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. At March 31, 2014, the VFIC Trust held $16.6 million (after cumulative withdrawals of $9.0 million through March 31, 2014), consisting of a U.S. Treasury money market account held in cash and cash equivalents, to collateralize the $13.4 million net recoverable from VFIC.

At March 31, 2014, $2.5 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC under a reinsurance agreement with a VIG-affiliated company. Affirmative established a trust account to secure the Company’s obligations under this reinsurance contract, which currently holds $15.7 million in a money market cash equivalent account (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through March 2014, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through March 2014.

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

VIG indemnified the Company for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of March 31, 2014, all such unaffiliated reinsurers had A.M. best ratings of A- or better. The Company had reinsurance recoverable from VIG of $2.1 million and $2.2 million as of March 31, 2014 and December 31, 2013, respectively.

6. Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commissions and premium taxes, net of ceding commission income, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization expense were as follows for the three months ended March 31, 2014 and 2013 (in thousands):

	Gross	Ceded	Net
Balance at January 1, 2014	$12,587	$(20,131)	$(7,544)
Additions	17,892	(8,894)	8,998
Amortization	(13,265)	13,052	(213)

Ending balance at March 31, 2014	$17,214	$(15,973)	$1,241

Balance at January 1, 2013	$7,111	$(7,013)	$98
Additions	8,233	(13,920)	(5,687)
Amortization	(7,455)	5,459	(1,996)

Ending balance at March 31, 2013	$7,889	$(15,474)	$(7,585)

7. Debt

The Company’s long-term debt instruments and balances outstanding at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,123	20,126

Total notes payable	76,825	76,828
Senior secured credit facility effective September 2013, net of discount	33,931	33,523
Subordinated secured credit facility	14,317	13,650
Mortgage payable	3,136	3,562

Total long-term debt	$128,209	$127,563

Notes payable

The $30.9 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of March 31, 2014 was 3.83%.

The $25.8 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of March 31, 2014 was 3.78%.

On February 28, 2012, the Company exercised its right to defer interest payments on the two notes payable mentioned above beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to the Company’s unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of March 31, 2014. The Company will continue to accrue interest on the principal during the interest deferral period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the interest deferral period and totaled $5.1 million as of March 31, 2014.

The $20.1 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.95%. The interest rate as of March 31, 2014 was 4.18%.

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

The pricing under the senior secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 7.25%. The interest rate as of March 31, 2014 was 8.50%. The Company made a $5.0 million payment in November 2013. As of March 31, 2014, the principal balance of the senior secured credit facility was $35.0 million. The senior secured credit facility was issued at a discount of $2.0 million that will be amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016. Prepayments under this agreement are applied to the earliest payments due. In April 2014, a $5.0 million payment was made. The next payment due is $1.5 million on December 31, 2014.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of March 31, 2014 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. Accrued interest is added to the outstanding principal balance until the senior secured credit facility is paid. Capitalized interest totaling $1.3 million was added to the principal balance through March 31, 2014. As of March 31, 2014, the principal balance of the subordinated secured credit facility was $14.3 million.

Mortgage payable

In March 2013, the Company, through one of its indirect, wholly-owned subsidiaries, entered into a $4.8 million loan secured by commercial real estate to provide liquidity to AIC. The loan is evidenced by a promissory note secured by a mortgage security agreement and assignment of leases and rents on real estate located in Baton Rouge, Louisiana, which is held as investment in real property on the consolidated balance sheet. The mortgage bears interest at a per annum fixed rate of 4.95%. The mortgage requires monthly payments of principal and interest with the final payment due on the maturity date of December 15, 2015. As security for payments, the Company assigned rents due under the lease to a trustee. Pursuant to an escrow and servicing agreement, the trustee will receive rent due under the lease, make required payments due under the mortgage and maintain certain escrow accounts to pay for the necessary expenses of the property until the mortgage is paid in full. The principal balance of the mortgage payable was $3.1 million at March 31, 2014.

8. Capital Lease Obligation

In December 2013, the Company entered into a capital lease obligation related to certain computer software, software licenses and hardware used in the Company’s insurance operations. The Company received cash proceeds from the financing in the amount of $4.9 million in January 2014. A receivable for settlement of this transaction was included in other assets as of December 31, 2013. The transaction proceeds are pledged as collateral against all the Company’s obligations under the lease. The dollar amount of collateral pledged is set to decline over the term of the lease as the Company makes the scheduled lease payments. At the end of the initial term, the Company will have the right to purchase the software for a nominal fee, after which all rights, title and interest would transfer to the Company.

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

In October 2012, one of the Lessors initiated action to terminate their capital lease agreement with the Company. In December 2012, the Lessor conveyed all right and interest in the leased property back to the Company.

The remaining lease term is 14 months with monthly rental payments totaling approximately $0.3 million. Cash and securities pledged as collateral and held as available-for-sale securities were $5.0 million and $5.9 million as of March 31, 2014 and December 31, 2013, respectively.

Property under capital lease consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Computer software, software licenses and hardware	$34,212	$34,212
Accumulated depreciation	(25,048)	(23,971)

Computer software, software licenses and hardware, net	$9,164	$10,241

Estimated future lease payments for the years ending December 31 (in thousands):

2014	$5,110
2015	3,124

Total estimated future lease payments	8,234
Less: Amount representing interest	353

Present value of future lease payments	$7,881

9. Income Taxes

The provision for income taxes for the three months ended March 31, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Current tax expense (benefit)	$(294)	$109
Deferred tax expense	—	69

Income tax expense (benefit)	$(294)	$178

The Company’s effective tax rate differed from the statutory rate of 35% for the three months ended March 31 as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Income (loss) before income taxes	$370	$(6,073)
Tax provision computed at the federal statutory income tax rate	130	(2,126)
Increases (reductions) in tax resulting from:
Tax-exempt interest	(4)	(5)
State income taxes	349	54
Valuation allowance	(774)	2,248
Other	5	7

Income tax expense (benefit)	$(294)	$178

Effective tax rate	(79.5)%	(2.9%)

Our gross deferred tax assets prior to recognition of valuation allowance were $89.5 million and $90.0 million at March 31, 2014 and December 31, 2013, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $87.6 million and $88.4 million at March 31, 2014 and December 31, 2013, respectively.

10. Legal and Regulatory Proceedings

The Company and its subsidiaries are named from time to time as parties in various legal actions arising in the ordinary course of the Company’s business and arising out of or related to claims made in connection with the Company’s insurance policies and claims handling. Except as set forth below, there are no material changes with respect to legal and regulatory proceedings previously disclosed in Item 3 and Note 15 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2013.

Affirmative Insurance Company (AIC) was party to a General Agency Agreement with United Underwriters, Inc. (United), pursuant to which United produced business and managed claims on such business in the state of Utah. The General Agency Agreement terminated in 2006. In May 2005, two of AIC’s insureds were injured in an automobile accident for which they sought personal injury protection (PIP) and underinsured motorist (UIM) benefits from AIC. United disputed the insureds’ claims and a lawsuit was filed in the Third District Court of Salt Lake County, Utah. Pursuant to the General Agency Agreement, United owes certain indemnification obligations to AIC. On April 4, 2014, the trial court entered judgment against AIC and in favor of plaintiffs in the amount of $521,754. The Company settled its indemnification dispute with United and has settled with plaintiffs within recorded loss and LAE reserves.

11. Net Income (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares are calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Stock options outstanding of 323,000 and 2,396,500 for the three months ended March 31, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock or there was a net loss from operations in the period thus the inclusion would have been anti-dilutive. Diluted earnings per share are calculated using the treasury stock method.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income (loss)	$664	$(6,251)

Denominator:
Weighted average common shares outstanding	15,408	15,408
Weighted average effect of dilutive securities	874	—

Total diluted weighted average shares outstanding	16,282	15,408

Basic income (loss) per common share:	$0.04	$(0.41)

Diluted income (loss) per common share:	$0.04	$(0.41)

On February 12, 2014, 472,000 shares of Affirmative’s common stock were issued on a restricted basis to executives of the Company.

12. Related Party Transactions

On September 30, 2013, the Company entered into a $10.0 million subordinated secured credit facility with JCF AFFM Debt Holdings, L.P., as Administrative Agent and Collateral Agent. JCF AFFM Debt Holdings, L.P. is an affiliate of J.C. Flowers & Co. LLC and New Affirmative LLC, the Company’s majority shareholder.

13. Disclosures for Items Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of accumulated other comprehensive income (loss), including reclassification adjustments for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013
Beginning balance	$(1,654)	$(998)
Other comprehensive income (loss) before reclassifications	219	(117)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5)

Net current period other comprehensive income (loss)	219	(122)

Ending balance	$(1,435)	$(1,120)

Net gain in accumulated other comprehensive income (loss) reclassifications for previously unrealized net gains on available-for-sale securities was $5,000 for the three months ended March 31, 2013. The gain was not net of any taxes due to the valuation allowance for deferred income taxes.

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

Financial assets measured at fair value on a recurring basis

The following table provides information as of March 31, 2014 about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$7,490	$7,490	$—	$—
Mortgage-backed securities	3,826	—	3,826	—
States and political subdivisions	3,313	—	3,313	—
Corporate debt securities	31,215	—	31,215	—
Certificates of deposit	4,636	—	4,636	—

Total investment securities	50,480	7,490	42,990	—
Other invested assets	4,212	—	—	4,212

Total assets	$54,692	$7,490	$42,990	$4,212

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

Level 3 Financial assets

At March 31, 2014, the Company’s Level 3 financial assets include an investment in a hedge fund, which is presented as other invested assets in the consolidated balance sheets. The Company elected the fair value option for its investment in the hedge fund and measures the fair value of the hedge fund on the basis of the net asset value of the fund as reported by the fund manager. The hedge fund is primarily invested in residential mortgage-backed securities and other asset-backed securities which are recorded at fair value as determined by the fund manager. Such fair value determination is based on quoted marked prices, bid prices, or the fund manager’s proprietary valuation models where quoted prices are unavailable or deemed to be inadequately representative of fair value. Significant decreases in the fair value of the underlying securities in the hedge fund would result in a significantly lower fair value measurement of other invested assets as reported in the consolidated balance sheets.

Fair value measurements for assets in Level 3 for the year ended March 31, 2014 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2014	$4,085
Transfers into Level 3	—
Total gains included in earnings as net investment income	127
Settlements	—

Balance at March 31, 2014	$4,212

Fair value measurements for assets in Level 3 for the year ended March 31, 2013 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2013	$3,390
Transfers into Level 3	—
Total gains included in earnings as net investment income	157
Settlements	—

Balance at March 31, 2013	$3,547

The Company did not have any transfers between Levels 1 and 2 during the three months ended March 31, 2014 or 2013.

Financial Instruments Disclosed, But Not Carried, At Fair Value

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

The following table presents the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at March 31, 2014 and the level within the fair value hierarchy (in thousands):

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$32,181	$32,181	$32,181	$—	$—
Fiduciary and restricted cash	6,576	6,576	6,576	—	—

Total	$38,757	$38,757	$38,757	$—	$—

Liabilities:
Notes payable	$76,825	$13,610	$—	$—	$13,610
Senior secured credit facility	33,931	34,577	—	—	34,577
Subordinated secured credit facility	14,317	12,656	—	—	12,656
Mortgage payable	3,136	3,136	—	—	3,136

Total	$128,209	$63,979	$—	$—	$63,979

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

The fair values of the notes payable, the senior secured credit facility and the subordinated secured credit facility were estimated using discounted cash flow analyses prepared by a third-party valuation source based on inputs and assumptions, such as credit and default risk associated with the debt. The mortgage payable is reported at par value which approximates its fair value due to its short-term nature.

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

As of March 31, 2014, our subsidiaries included insurance companies licensed to write insurance policies in 39 states, two underwriting agencies and a service company. We are also party to an agreement with an unaffiliated underwriting agency that distributes our policies in the state of California. We distribute and service non-standard insurance policies underwritten by a Texas county mutual insurance company. Prior to the sale of our retail agency distribution business on September 30, 2013, we also provided premium financing services and distributed third-party insurance products and services. We are currently distributing insurance policies through approximately 5,200 independent agents or brokers including the retail agency stores sold. We currently operate in seven states (Louisiana, Texas, California, Alabama, Illinois, Indiana and Missouri).

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

The senior secured and subordinated credit facilities contain quarterly debt covenants that set forth, among other things, minimum risk-based capital requirements for our insurance subsidiaries as well as minimum cash flow requirements for our non-regulated businesses. The credit facilities have been amended to remove the risk-based capital measurement requirement for March 31, 2014. Except for the minimum risk-based capital requirement for which we obtained a waiver to defer this requirement to June 30, 2014, we were in compliance with these covenants as of March 31, 2014. However, it is probable that we will not meet certain of these covenants in the remaining periods of 2014. If we are unable to maintain compliance with the covenants or obtain a forbearance or waiver of any non-compliance or amend the agreements to change such covenants, the lenders could declare all amounts outstanding under the facilities to be immediately due and payable. If our lenders declare the amounts outstanding to be immediately due and payable, it would have a material adverse effect on our operations and our creditors and stockholders.

We have taken actions to address our liquidity concerns including:

•	Sale of retail business – On September 30, 2013, we sold our retail agency distribution business for $101.9 million plus the potential to receive an additional $20.0 million of cash proceeds. We paid down the senior secured note by $5.0 million in November 2013 and an additional $5.0 million in April 2014 from the $20.0 million originally established in an escrow account on the sale date. In addition, the purchase agreement was amended in March 2014 to eliminate the measurement of risk-based capital as of March 31, 2014, which defers how the remaining escrow account is utilized until the measurement date as of June 30, 2014.

•	Debt refinancing – We used proceeds from the sale of the retail agency distribution business and two new debt arrangements to replace the existing senior secured credit facility. Our new debt arrangement consists of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017.

•	Management has taken and will continue to pursue appropriate actions to improve the underwriting results; however, there can be no assurance that this will occur.

•	Management has obtained sufficient quota-share reinsurance to allow us to maintain written premium capacity through 2014.

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

MEASUREMENT OF PERFORMANCE

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

Premiums. One measurement of our performance is the level of gross written premiums managed. The following table displays our gross written premiums managed and assumed by state (in thousands):

	Three Months Ended March 31,
	2014	2013
Louisiana	$39,563	$35,937
Texas	28,730	25,395
California	22,919	15,461
Alabama	9,047	9,987
Illinois	5,018	5,640
Indiana	1,624	2,512
Missouri	1,054	953
Other	10	17

Total written premium managed	107,965	95,902
Less Texas written premium not underwritten	8,518	22,478

Gross underwritten premiums	$99,447	$73,424

Total gross written premiums managed for the three months ended March 31, 2014 increased $12.1 million, or 12.6%, compared with the prior year quarter. This increase was primarily due to an increase in renewal policies as well as pricing increases taken over the last year. In the first quarter of 2014, new business policies declined in all states. The growth in renewal policies was primarily caused by the significant increase in new policies that began in the second half of 2012 and continued through the majority of 2013. The growth in renewal policies is important to our business as those policies historically have a significantly lower loss ratio than new business policies.

The following table reflects the premiums ceded and assumed under reinsurance agreements in our consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2014	2013
Direct premiums written	$99,447	$85,236
Assumed/ (returned) premiums	—	(11,812)

Gross written premiums	99,447	73,424
Ceded premiums written	(34,630)	(49,015)

Net premiums written	$64,817	$24,409

Total net premiums written for the three months ended March 31, 2014 increased $40.4 million, or 165.5%, compared with the prior year quarter. The increase was due to the growth in direct premiums written and changes in the amount of quota-share reinsurance in the quarter. Net written premium was impacted by the termination of the 2013 quota-share reinsurance contract on January 1, 2014 with the return of $47.2 million in unearned premiums. Offsetting this reduction was the expansion of the December 31, 2013 quota-share agreement on January 1, 2014 to cede 60% of the business written in our 5 largest states. The prior year quarter was impacted by the termination of a reinsurance agreement with a county mutual on January 1, 2013, which reduced gross written premiums by $11.8 million.

Reinsurance. In 2011, we entered into a quota-share agreement with a third-party reinsurance company under which we ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $82.0 million during the year ended December 31, 2012, and this agreement was extended under the same terms through March 31, 2013 and terminated on a cutoff basis as of April 1, 2013. Upon termination, we recorded $27.2 million of returned premium, net of $7.7 million deferred ceding commissions. Written premiums under this agreement during 2013 represented a return of previously ceded premiums totaling $5.5 million. Written premiums ceded under this agreement totaled $99.4 million since inception through April 1, 2013.

In 2013, we entered into a new quota-share agreement with the previous third-party reinsurance company effective March 31, 2013, under which we cede 40% for the same four states as the expiring agreement. This agreement is through December 31, 2013 but had automatic one-year renewals unless either party provides notice of intent not to renew within 75 days. This agreement was amended effective June 30, 2013, under which we cede an additional 40% for the same four states for the remainder of 2013. This agreement was further amended to provide a $10.0 million reduction in ceded premiums in the fourth quarter. Written premiums ceded under this agreement totaled $145.8 million during the year ended December 31, 2013. This agreement terminated on January 1, 2014, resulting in the return of $47.2 million unearned premiums, net of $13.9 million ceding commissions. Written premiums ceded under the agreement totaled $98.6 million since inception.

Effective December 31, 2013, we entered into a new reinsurance agreement with four third-party reinsurance companies. Under this agreement, we cede 20% of premiums and losses in Alabama, Illinois, Louisiana and Texas, and 60% in California on policies in force on December 31, 2013 or written or renewed on and after that date. Written premiums ceded under this agreement totaled $22.2 million as of December 31, 2013. On January 1, 2014, the quota-share rate increased to 60% for all business in force in these same states and for new and renewal business through January 1, 2015. Written premiums ceded under this agreement totaled $81.5 million during the quarter ended March 31, 2014 and $103.7 million since inception.

RESULTS OF OPERATIONS

We had net income of $0.7 million and a net loss of $6.3 million for the three months ended March 31, 2014 and 2013, respectively.

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Total revenues for the three months ended March 31, 2014 decreased $18.3 million, or 28.7%, compared with the three months ended March 31, 2013. The decrease was due to decreases in net premiums earned, commission income, fees and managing general agent revenue, and net realized gains, partially offset by increases in net investment income and other income.

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the current quarter decreased $8.0 million, or 19.3%, to $33.4 million compared with the prior year quarter of $41.3 million. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our distribution channels in both current and previous periods. The decrease reflects the increase in quota-share reinsurance effective January 1, 2014.

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

The following sets forth the components of consolidated commission income, fees and managing general agent revenue earned for the current and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2014	2013
Insurance fees:
Policyholder fees	$9,531	$7,544
Managing general agent revenue	1,733	3,252
Commissions and fees	66	—
Former retail business fees:
Premium finance revenue	—	5,464
Commissions and fees	—	4,352
Agency fees	—	1,242

Total commission income, fees and managing general agent revenue	$11,330	$21,854

Commission income, fees and managing general agent revenue for the three months ended March 31, 2014 decreased $10.5 million, or 48.2%, compared with the prior year quarter. The decrease was due to the sale of our former retail business in September 2013. Policyholder fees increased $2.0 million, or 26.3%, due to the higher overall volume of premiums written and an increase in California fees. Managing general agent revenue decreased $1.5 million, or 46.7%, compared with the prior year quarter. Managing general agent revenue is related to the Texas county mutual book of business that we manage, but no longer assume the underwriting risk beginning January 1, 2013. Since the third quarter of 2012, we have been migrating a portion of this business to our own insurance companies.

Net Investment Income and Other Income. Net investment income includes income on our portfolio of debt securities and net rental income from our investment in real property. Net investment income for the three months ended March 31, 2014 increased $0.2 million, or 33.9%, compared with the prior year quarter. The increase was primarily due to a 35.9% increase in total average invested assets to $56.0 million during the current quarter from $41.2 million during the prior year quarter. The annualized average investment yield was 1.4% (1.5% on a taxable equivalent basis) in the current quarter, compared with 1.6% (1.7% on a taxable equivalent basis) in the prior year quarter.

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

Net losses and loss adjustment expenses for the current quarter decreased $4.0 million, or 12.7%, compared with the prior year quarter. The percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 82.6% compared with 76.4% in the prior year quarter. The use of quota-share reinsurance overstates the net loss ratio. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 12.3 points for the current quarter and 4.2 points for the prior year quarter. Excluding the impact of the quota-share, the net loss ratio for the 2014 accident year was 70.3% and 72.2% for the 2013 accident year. The decrease in the current year quarter was primarily due to a significant increase in renewal business, which tends to have a lower loss ratio than new business.

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative expenses (SG&A). We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and former retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs, including compensation and benefits. Selling, general and administrative expenses for the three months ended March 31, 2014 decreased by $18.0 million, or 58.5%, compared to the prior year quarter. A decrease of $9.7 million resulted from the sale of the retail business which, in the prior quarter, accounted for $5.5 million in personnel costs and $4.2 million in overhead costs such as advertising, professional fees and rent. Excluding the impact of the retail sale, SG&A expenses decreased $8.3 million, or 26.9%, compared with the prior year quarter due to the decrease of $3.6 million in professional fees, and $2.8 million in other overhead costs due to management actions to reduce expenses and $1.9 million decrease in SG&A expenses due to an increase in ceded commission income.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended March 31,
	2014	2013
Amortization of deferred acquisition costs, net	$213	$1,996
Other selling, general and administrative expenses	12,579	28,845

Total selling, general and administrative expenses	$12,792	$30,841

Total as a percentage of net premiums earned	38.3%	74.6%

Beginning deferred acquisition costs, net	$(7,544)	$98
Additions, net of ceding commission	8,998	(5,687)
Amortization, net of ceding commissions	(213)	(1,996)

Ending deferred acquisition costs, net	$1,241	$(7,585)

Amortization of deferred acquisition costs, net, as a percentage of net premiums earned	(0.6%)	(4.8%)

Interest Expense. Interest expense for the three months ended March 31, 2014 decreased $2.2 million, or 40.3%, compared with the prior year quarter. This decrease was primarily due to a decrease in financing costs associated with the new debt arrangement effective September 2013.

Income Taxes. We had income tax benefit of $0.3 million for the current year quarter and income tax expense of $0.2 million for the prior year quarter.

Our gross deferred tax assets prior to recognition of valuation allowance were $89.5 million and $90.0 million at March 31, 2014 and December 31, 2013, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $87.6 million and $88.4 million at March 31, 2014 and December 31, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of March 31, 2014, we had $5.1 million of cash and cash equivalents at our holding company and non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not issue an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of March 31, 2014, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, as mentioned previously, our non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At March 31, 2014, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. Effective January 1, 2012, the State of Illinois adopted the revised NAIC Risk-Based Capital Model Act that includes a risk-based capital trend test as another manner under which the company action level could be triggered and will be applied beginning December 31, 2012. The test is applicable when an insurance company has a risk-based capital ratio between 200% and 300% and a combined ratio of more than 120%. All of our insurance subsidiaries were in compliance with the RBC trend test as of March 31, 2014.

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

The senior secured and subordinated credit facilities contain quarterly debt covenants that set forth, among other things, minimum risk-based capital requirements for our insurance subsidiaries as well as minimum cash flow requirements for our non-regulated businesses. The credit facilities have been amended to remove the risk-based capital measurement requirement for March 31, 2014. Except for the minimum risk-based capital requirement for which we obtained a waiver to defer this requirement to June 30, 2014, we were in compliance with these covenants as of March 31, 2014. However, it is probable that we will not meet certain of these covenants in the remaining periods of 2014. If we are unable to maintain compliance with the covenants or obtain a forbearance or waiver of any non-compliance or amend the agreements to change such covenants, the lenders could declare all amounts outstanding under the facilities to be immediately due and payable. If our lenders declare the amounts outstanding to be immediately due and payable, it would have a material adverse effect on our operations and our creditors and stockholders.

We have taken actions to address our liquidity concerns including:

•	Sale of retail business – On September 30, 2013, we sold our retail agency distribution business for $101.9 million plus the potential to receive an additional $20.0 million of cash proceeds. We paid down the senior secured note by $5.0 million in November 2013 and an additional $5.0 million in April 2014 from the $20.0 million originally established in an escrow account on the sale date. In addition, the purchase agreement was amended in March 2014 to eliminate the measurement of risk-based capital as of March 31, 2014, which defers how the remaining escrow account is utilized until the measurement date as of June 30, 2014.

•	Debt refinancing – We used proceeds from the sale of the retail agency distribution business and two new debt arrangements to replace the existing senior secured credit facility. Our new debt arrangement consists of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017.

•	Management has taken and will continue to pursue appropriate actions to improve the underwriting results; however, there can be no assurance that this will occur.

•	Management has obtained sufficient quota-share reinsurance to allow us to maintain written premium capacity through 2014.

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

In December 2013, we entered into a capital lease obligation related to certain computer software, software licenses and hardware used in our insurance operations. We received cash proceeds from the financing in the amount of $4.9 million in January 2014. A receivable for settlement of this transaction was included in other assets as of December 31, 2013. The transaction proceeds were pledged as collateral against all the Company’s obligations under the lease. The dollar amount of collateral pledged is set to decline over the term of the lease as the Company makes the scheduled lease payments. At the end of the initial term, we will have the right to purchase the software for a nominal fee, after which all rights, title and interest would transfer to us.

In 2010, we entered into a capital lease obligation related to certain computer software, software licenses, and hardware currently used by and on the books of Affirmative Insurance Company (AIC). The lease term was 60 months and the lease obligation was fully secured with certificates of deposit. In October 2012, one of the Lessors initiated action to terminate their capital lease agreement and in December 2012, the Lessor conveyed all right and interest in the leased property back to the Company.

In March 2013, we entered into a $4.8 million loan secured by commercial real estate to provide liquidity to AIC. The loan is evidenced by a promissory note secured by a mortgage security agreement and assignment of leases and rents on real estate located in Baton Rouge, Louisiana, which is held as investment in real property in the accompanying consolidated balance sheet. The mortgage bears interest at a per annum fixed rate of 4.95%. The mortgage requires monthly payments of principal and interest with the final payment due on the maturity date of December 15, 2015. As security for payments, we assigned rents due under the lease to a trustee. Pursuant to an escrow and servicing agreement, the trustee will receive rent due under the lease, make required payments due under the mortgage and maintain certain escrow accounts to pay for the necessary expenses of the property until the mortgage is paid in full. The principal balance of the mortgage payable was $3.1 million at March 31, 2014.

On February 28, 2012, we exercised our right to defer interest payments on selected Notes Payable beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to our unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of March 31, 2014. We will continue to accrue interest on the principal during the extension period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the extension period.

Our operating subsidiaries’ primary sources of funds are premiums received, commission, fee income and managing general agency revenue, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.

We believe that existing cash and investment balances, as well as cash flows generated from operations, and other actions taken by the Company will be adequate to meet our liquidity needs, planned capital expenditures and the debt service requirements of the senior secured credit facility and notes payable, during the 12-month period following the date of this report at both the holding company and insurance company levels. For the three months ended March 31, 2014, cash and cash equivalents decreased $12.4 million in the current quarter as compared with an increase of $10.8 million in the prior year quarter. Our net cash used in operations was $13.4 million in the current quarter as compared to net cash provided by operations of $11.4 million in the prior year quarter. This was primarily due to an increase in acquisition costs capitalized and an increase in premium receivables and unearned premium. Net cash used in investing activities was $3.0 million in the current year quarter as compared to net cash used in investing activities of $2.7 million in the prior year quarter. This was primarily due to the increase in maturities of investment securities and the decrease in premium financing due to the sale of the retail business. Net cash provided by financing activities was $4.0 million in the current year quarter as compared to net cash provided by financing activities of $2.1 million in the prior year quarter. This reflects the additional capital financing that was received in the first quarter.

The pricing under the senior secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 7.25%. The interest rate as of March 31, 2014 was 8.50%. As of March 31, 2014, the principal balance of the senior secured credit facility was $35.0 million. The senior secured credit facility was issued at a discount of $2.0 million that will be amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016. Prepayments made under this agreement are applied to the earliest payments due. After the $10.0 million aggregate payments were made in November 2013 and April 2014, the next payment due is $1.5 million on December 31, 2014.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of March 31, 2014 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. Accrued interest is added to the outstanding principal balance until the senior secured credit facility is paid. Capitalized interest totaling $1.3 million was added to the principal balance through March 31, 2014. As of March 31, 2014, the principal balance of the subordinated secured credit facility was $14.3 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. The fair value of our fixed-income securities as of March 31, 2014 was $50.5 million. The effective average duration of the portfolio as of March 31, 2014 was 2.6 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 2.6%, or $1.3 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 2.6%, or $1.3 million, increase in the market value of our fixed-income investment portfolio.

On September 30, 2013, we replaced our existing senior credit facility with the proceeds from the sale of the retail business and with proceeds from two new debt arrangements. Our new debt arrangement consisted of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017.

The pricing under the senior secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 7.25%. The interest rate as of March 31, 2014 was 8.50%. As of March 31, 2014, the principal balance of the senior secured credit facility was $35.0 million. The senior secured credit facility was issued at a discount of $2.0 million that will be amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016. Prepayments made under this agreement are applied to the earliest payments due. After the $10.0 million aggregate payments were made in November 2013 and April 2014, the next payment due is $1.5 million on December 31, 2014.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of March 31, 2014 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. Accrued interest is added to the outstanding principal balance until the senior secured credit facility is paid. Capitalized interest totaling $1.3 million was added to the principal balance through March 31, 2014. As of March 31, 2014, the principal balance of the subordinated secured credit facility was $14.3 million.

Our notes payable are also subject to interest rate risk. The $30.9 million notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of March 31, 2014 was 3.83%. The $25.8 million notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of March 31, 2014 was 3.78%. The $20.1 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.95%. The interest rate as of March 31, 2014 was 4.18%.

Credit risk. An additional exposure to our investment portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At March 31, 2014 and December 31, 2013, respectively, our investments were in the following:

	March 31, 2014	December 31, 2013
Corporate debt securities	61.8%	51.8%
U.S. Treasury and government agencies	14.8	28.6
Certificates of deposit	9.2	7.9
Mortgage-backed securities	7.6	6.4
States and political subdivisions	6.6	5.3

Total	100.0%	100.0%

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	March 31, 2014	December 31, 2013
Total invested assets	$50,480	$62,321
Tax-equivalent book yield	1.49%	1.46%
Average duration in years	2.62	2.35
Average S&P rating	A	A+

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

Our hedge fund investment of $4.2 million at March 31, 2014 is also subject to credit and counterparty risk, in the event that issuers of any of the underlying commercial and residential mortgage-backed securities should default. However, this investment is not material to our overall investment portfolio or consolidated assets and we have established investment policy guidelines to limit the amount of investments other than high quality fixed-income securities.

The table below presents the total amount of receivables due from reinsurers as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Quota-share reinsurers for agreements effective December 31, 2013	$86,975	$22,218
Michigan Catastrophic Claims Association	33,460	34,878
Quota-share reinsurer for agreements effective September 1, 2011 and March 31, 2013	27,557	91,879
Vesta Insurance Group	13,435	13,435
Excess of loss reinsurers	3,192	3,413
Quota-share reinsurer for agreements effective in fourth quarter of 2010 and January 1, 2011 and other	(48)	(4)

Total reinsurance receivable	$164,571	$165,819

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

In 2013, we entered into a new quota-share agreement with the previous third-party reinsurance company effective March 31, 2013, under which we cede 40% for the same four states as the expiring agreement. This agreement is through December 31, 2013 but has automatic one-year renewals unless either party provides notice of intent not to renew within 75 days. This agreement was amended effective June 30, 2013, under which we cede an additional 40% for the same four states for the remainder of 2013. This agreement was further amended to provide a $10.0 million reduction in ceded premiums in the fourth quarter. Written premiums ceded under this agreement totaled $145.8 million during the year ended December 31, 2013. This agreement terminated on January 1, 2014, resulting in the return of $47.2 million unearned premiums, net of $13.9 million ceding commissions. Written premiums ceded under the agreement totaled $98.6 million since inception.

Effective December 31, 2013, we entered into a new reinsurance agreement with four third-party reinsurance companies. Under this agreement, we cede 20% of premiums and losses in Alabama, Illinois, Louisiana and Texas, and 60% in California on policies in force on December 31, 2013 or written or renewed on and after that date. Written premiums ceded under this agreement totaled $22.2 million as of December 31, 2013. On January 1, 2014, the quota-share rate increased to 60% for all business in force in these same states and for new and renewal business through January 1, 2015. Written premiums ceded under this agreement totaled $81.5 million during the quarter ended March 31, 2014 and $103.7 million since inception.

Historically, we assumed reinsurance from a Texas county mutual insurance company (the county mutual) whereby we assumed 100% of the policies issued by the county mutual for business produced by our owned general agents with policies in force prior to January 1, 2013. We have established a trust to secure our obligation under this reinsurance contract with a balance of $15.1 million as of March 31, 2014. On January 1, 2013, we terminated this agreement on a cut-off basis.

In February 2013, we entered into a one-year excess of loss reinsurance contract with third-party reinsurers that provides coverage for individual losses in excess of $100,000 up to $1.0 million. In January 2014, this contract was extended to July 1, 2014 under the same terms and conditions.

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

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiaries Affirmative Insurance Company (AIC) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC from VFIC under the reinsurance agreement. Accordingly, AIC and VFIC entered into a Security Fund Agreement in September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At March 31, 2014, the VFIC Trust held $16.6 million (after cumulative withdrawals of $9.0 million through March 31, 2014), consisting of a $16.6 million U.S. Treasury money market account, to collateralize the $13.4 million net recoverable from VFIC.

At March 31, 2014, $2.5 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC under a reinsurance agreement with VIG affiliated companies. Affirmative established a trust account to secure the Company’s obligations under this reinsurance contract, which currently holds $15.7 million in a money market cash equivalent account (the AIC Trust). Cumulative withdrawals by the Special Deputy Receiver of $2.1 million were made through March 31, 2014.

As part of the terms of the acquisition of AIC, VIG indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of March 31, 2014, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Item 4.	Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the U.S. Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of March 31, 2014. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

There are no material changes with respect to those risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the year ended December 31, 2013.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 6.	Exhibits

10.1* Second Amendment to Credit Agreement dated as of May 14, 2014 and effective as of March 31, 2014, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent.

10.2* Second Amendment to Second Lien Credit Agreement dated as of May 14, 2014 and effective as of March 31, 2014, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, JCF AFFM Debt Holdings L.P., as Administrative Agent and Collateral Agent.

31.1* Certification of Michael J. McClure, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Earl R. Fonville, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of Michael J. McClure, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification of Earl R. Fonville, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 The following materials from Affirmative Insurance Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Stockholders’ Deficit, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements, including detailed tagging of footnotes and schedules.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: May 15, 2014	By:	/s/ Earl R. Fonville
Earl R. Fonville
Executive Vice President and Chief Financial Officer (and in his capacity as Principal Financial Officer)