Form 10-Q
period 2014-06-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2014-08-14
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of August 12, 2014: 16,155,357

AFFIRMATIVE INSURANCE HOLDINGS, INC.

SIX MONTHS ENDED JUNE 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Available-for-sale securities, at fair value	$50,392	$62,321
Other invested assets	4,328	4,085
Cash and cash equivalents	33,732	44,569
Fiduciary and restricted cash	8,666	1,369
Accrued investment income	238	231
Premiums and fees receivable, net	56,244	53,442
Commissions receivable	293	—
Receivable from reinsurers	182,601	165,819
Investment in real property, net	9,918	10,277
Property and equipment (net of accumulated depreciation of $56,202 for 2014 and $53,222 for 2013)	11,199	13,978
Other intangible assets (net of accumulated amortization of $7,765 for 2014 and 2013)	1,500	1,500
Prepaid expenses	6,292	7,126
Other assets (net of allowance for doubtful accounts of $7,739 for 2014 and 2013)	1,795	22,124

Total assets	$367,198	$386,841

Liabilities and Stockholders’ Deficit
Liabilities:
Reserves for losses and loss adjustment expenses	$122,967	$133,589
Unearned premium	90,932	81,598
Amounts due to reinsurers	76,474	64,910
Due to third-party carriers	6,930	7,221
Deferred revenue	6,928	6,763
Capital lease obligation	6,307	9,428
Debt	123,966	127,563
Income taxes payable	1,577	3,641
Deferred acquisition costs, net	4,906	7,544
Other liabilities	35,056	47,476

Total liabilities	476,043	489,733

Stockholders’ deficit:
Common stock, $0.01 par value; 75,000,000 shares authorized, 18,699,220 shares issued and 15,905,357 shares outstanding at June 30, 2014; 18,202,221 shares issued and 15,408,358 shares outstanding at December 31, 2013	187	182
Additional paid-in capital	167,216	167,049
Treasury stock, at cost (2,793,863 shares at June 30, 2014 and December 31, 2013)	(32,910)	(32,910)
Accumulated other comprehensive loss	(1,201)	(1,654)
Retained deficit	(242,137)	(235,559)

Total stockholders’ deficit	(108,845)	(102,892)

Total liabilities and stockholders’ deficit	$367,198	$386,841

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Net premiums earned	$35,188	$49,658	$68,552	$90,990
Commission income, fees and managing general agent revenue	10,971	22,179	22,301	44,033
Net investment income	794	803	1,624	1,423
Net realized gains	14	18	14	29
Other income	1	122	3	123

Total revenues	46,968	72,780	92,494	136,598

Expenses
Net losses and loss adjustment expenses	34,560	38,243	62,112	69,806
Selling, general and administrative expenses	14,450	25,362	27,242	56,203
Depreciation and amortization	1,484	1,854	2,980	3,786

Total expenses	50,494	65,459	92,334	129,795

Operating income (loss)	(3,526)	7,321	160	6,803
Interest expense	3,497	5,677	6,813	11,232

Income (loss) before income taxes	(7,023)	1,644	(6,653)	(4,429)
Income tax expense (benefit)	219	159	(75)	337

Net income (loss)	$(7,242)	$1,485	$(6,578)	$(4,766)

Basic income (loss) per common share:
Net income (loss)	$(0.47)	$0.10	$(0.43)	$(0.31)

Diluted income (loss) per common share:
Net income (loss)	$(0.47)	$0.10	$(0.43)	$(0.31)

Weighted average common shares outstanding:
Basic	15,431	15,408	15,420	15,408

Diluted	15,431	15,408	15,420	15,408

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(7,242)	$1,485	$(6,578)	$(4,766)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities arising during period	248	(550)	467	(667)
Reclassification adjustment for realized gains included in net income (loss)	(14)	(18)	(14)	(23)

Other comprehensive income (loss), net	234	(568)	453	(690)

Total comprehensive income (loss)	$(7,008)	$917	$(6,125)	$(5,456)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(in thousands, except share data)

	Six Months Ended June 30,
	2014		2013
	Shares	Amounts	Shares	Amounts
Common stock
Balance at beginning of year	18,202,221	$182	18,202,221	$182
Issuance of restricted stock awards	472,000	5	—	—
Exercise of stock options	24,999	—	—	—

Balance at end of period	18,699,220	187	18,202,221	182

Additional paid-in capital
Balance at beginning of year		167,049		166,749
Issuance of restricted stock awards		(5)		—
Exercise of stock options		35		—
Stock-based compensation		137		147

Balance at end of period		167,216		166,896

Treasury stock
Balance at beginning of year and end of period	2,793,863	(32,910)	2,793,863	(32,910)

Accumulated other comprehensive income (loss)
Balance at beginning of year		(1,654)		(998)
Unrealized gain (loss) on available-for-sale investment securities		453		(690)

Balance at end of period		(1,201)		(1,688)

Retained Deficit
Balance at beginning of year		(235,559)		(266,277)
Net loss		(6,578)		(4,766)

Balance at end of period		(242,137)		(271,043)

Total stockholders’ deficit		$(108,845)		$(138,563)

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(6,578)	$(4,766)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,340	4,146
Stock-based compensation expense	137	147
Amortization of debt finance costs	1,179	475
Amortization of debt discount	891	2,939
Net realized gains from sales of available-for-sale securities	(14)	(23)
Fair value gain on investment in hedge fund	(243)	(536)
Gain on disposal of assets	—	(6)
Amortization of premiums on investments, net	295	264
Provision for doubtful accounts	(7)	633
Paid-in-kind interest	1,376	1,433
Change in operating assets and liabilities:
Fiduciary and restricted cash	(3,397)	(1,661)
Premiums, fees and commissions receivable, net	(3,088)	(11,905)
Reserves for losses and loss adjustment expenses	(10,622)	(17,500)
Amounts due from reinsurers	(5,218)	(353)
Due to third-party carriers	(291)	9,999
Premium finance receivable, net (related to our insurance premiums)	—	(2,986)
Deferred revenue	165	2,795
Unearned premium	9,334	9,970
Deferred acquisition costs, net	(2,638)	5,588
Deferred taxes	—	137
Income taxes	(2,064)	(101)
Other	(3,731)	7,414

Net cash provided by (used in) operating activities	(21,174)	6,103

Cash flows from investing activities
Fiduciary and restricted cash	(3,900)	—
Proceeds from sale of retail business, net	15,000	—
Proceeds from sales of available-for-sale securities	810	170
Proceeds from maturities of available-for-sale securities	14,585	19,626
Purchases of available-for-sale securities	(12,634)	(24,733)
Premium finance receivable, net (related to third-party insurance premiums)	—	(927)
Purchases of property and equipment	(205)	(458)

Net cash provided by (used in) investing activities	13,656	(6,322)

Cash flows from financing activities
Proceeds from financing under capital lease obligations	4,858	—
Principal payments under capital lease obligations	(3,121)	(1,446)
Principal payments on senior secured credit facility effective September 2013	(5,000)	—
Principal payments on senior secured credit facility effective January 2007	—	(694)
Issuance of mortgage security agreement	—	4,809
Principal payments on mortgage security agreement	(858)	(411)
Proceeds from stock options exercised	35	—
Debt issuance costs paid	(363)	(204)
Bank overdrafts	1,130	2,278

Net cash provided by (used in) financing activities	(3,319)	4,332

Net (decrease) increase in cash and cash equivalents	(10,837)	4,113
Cash and cash equivalents at beginning of year	44,569	38,176

Cash and cash equivalents at end of period	$33,732	$42,289

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,189	$5,173
Cash paid for income taxes	1,989	390
Disclosure of non-cash information:
Senior secured credit facility amendment closing fee capitalized to loan balance	$—	$550

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

The senior secured and subordinated credit facilities contain quarterly debt covenants that set forth, among other things, minimum risk-based capital requirements for the Company’s insurance subsidiaries as well as minimum cash flow requirements for the Company’s non-regulated businesses. The credit facilities were amended to remove the risk-based capital measurement requirement for March 31, 2014. As of June 30, 2014, the Company was in compliance with these covenants. However, it is probable the Company will not meet certain of these covenants in the remaining periods of 2014. If the Company is unable to maintain compliance with the covenants or obtain a forbearance or waiver of any non-compliance or amend the agreements to change such covenants, the lenders could declare all amounts outstanding under the facilities to be immediately due and payable. If the Company’s lenders declare the amounts outstanding to be immediately due and payable, it would have a material adverse effect on the Company’s operations and the Company’s creditors and stockholders.

The Company has taken actions to address its liquidity concerns including:

•	Sale of retail business – On September 30, 2013, the Company sold its retail agency distribution business for $101.9 million plus the potential to receive an additional $20.0 million of cash proceeds (See Note 3).

•	Debt refinancing – The Company used proceeds from the sale of the retail agency distribution business and two new debt arrangements to replace the existing senior secured credit facility. The Company’s new debt arrangement consists of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017 (See Note 7).

•	Management has taken and will continue to pursue appropriate actions to improve the underwriting results; however, there can be no assurance that this will occur.

•	Management has obtained sufficient quota-share reinsurance to allow the Company to maintain written premium capacity through 2014.

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

3. Sale of the Retail Business

On September 30, 2013, the Company sold its retail agency distribution business to Confie Seguros (Confie). The Company’s retail agency distribution business consisted of 195 retail locations in Louisiana, Alabama, Texas, Illinois, Indiana, Missouri, Kansas, South Carolina and Wisconsin and two premium finance companies (the retail business). Proceeds from the sale were $101.9 million in cash with the potential to receive an additional $20.0 million of cash proceeds. The initial cash proceeds included a working capital adjustment of $1.9 million that was received in 2013 and $20.0 million placed in an escrow account. The funds held in escrow were available, dependent upon the quarterly risk-based capital status of Affirmative Insurance Company (AIC), to be utilized to either infuse capital into AIC or pay down debt. As of the first risk-based measurement date of September 30, 2013, AIC met the risk-based capital target and in November 2013, $5.0 million was released from the escrow account and was used to pay down the senior secured credit facility. As of December 31, 2013, AIC met the risk-based capital target and in April 2014, an additional $5.0 million was released from the escrow account and was used to pay down the senior secured credit facility. In March 2014, the purchase agreement was amended to eliminate the measurement of risk-based capital as of March 31, 2014. In June 2014, the remaining $10.0 million in the escrow account was utilized to infuse capital into AIC.

The additional $20.0 million of proceeds may be used to pay down debt or infuse capital into Affirmative Insurance Company (AIC). The additional proceeds are contingent on AIC meeting certain risk-based capital thresholds and maintaining the obligations of the distribution agreement. The risk-based capital measurement begins as of June 30, 2014 for up to $10.0 million of additional proceeds and the remaining balance up to $20.0 million can be achieved on any following quarterly measurement date through December 31, 2015. These contingent proceeds may be recognized in future periods as risk-based capital measurement thresholds are achieved. As of June 30, 2014, the Company did not recognize any contingent proceeds.

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

Amortized Cost and Fair Value

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at June 30, 2014 and December 31, 2013, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014
U.S. Treasury and government agencies	$8,498	$48	$(32)	$8,514
Mortgage-backed securities	3,492	22	(61)	3,453
States and political subdivisions	2,593	55	—	2,648
Corporate debt securities	33,011	331	(43)	33,299
Certificates of deposit	2,460	18	—	2,478

Total	$50,054	$474	$(136)	$50,392

December 31, 2013
U.S. Treasury and government agencies	$17,830	$55	$(51)	$17,834
Mortgage-backed securities	4,023	4	(47)	3,980
States and political subdivisions	3,265	68	—	3,333
Corporate debt securities	32,458	135	(310)	32,283
Certificates of deposit	4,860	32	(1)	4,891

Total	$62,436	$294	$(409)	$62,321

The Company had $0.7 million and $10.0 million of unsettled investment purchases as of June 30, 2014 and December 31, 2013, respectively.

For additional disclosures regarding methods and assumptions used in estimating fair values of these securities see Note 14.

Maturities

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at June 30, 2014 by contractual maturity were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Fixed maturities:
Due in one year or less	$11,555	$11,646
Due after one year through five years	31,160	31,398
Due after five years through ten years	3,847	3,895
Mortgage-backed securities	3,492	3,453

Total	$50,054	$50,392

Gross Realized Gains and Losses

Gross realized gains and losses on available-for-sale investments for the six months ended June 30 were as follows (in thousands):

	2014	2013
Gross gains	$15	$29
Gross losses	(1)	(6)

Total	$14	$23

Unrealized Losses

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at June 30, 2014 and December 31, 2013, the estimated fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	June 30, 2014
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$1,533	$(4)	$1,981	$(28)	$3,514	$(32)
Mortgage-backed securities	622	(4)	1,597	(57)	2,219	(61)
Corporate debt securities	1,986	(11)	7,588	(32)	9,574	(43)

Total	$4,141	$(19)	$11,166	$(117)	$15,307	$(136)

	December 31, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$13,220	$(51)	$—	$—	$13,220	$(51)
Mortgage-backed securities	3,403	(47)	—	—	3,403	(47)
Corporate debt securities	23,410	(310)	—	—	23,410	(310)
Certificates of deposit	849	(1)	—	—	849	(1)

Total	$40,882	$(409)	$—	$—	$40,882	$(409)

The Company’s portfolio contained approximately 48 and 53 individual investment securities that were in an unrealized loss position as of June 30, 2014 and December 31, 2013, respectively.

The unrealized losses at June 30, 2014 were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. On a quarterly basis, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, duration and extent to which the fair value is less than cost. If the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment may be triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). The Company also considers potential adverse conditions related to the financial health of the issuer based on rating agency actions. As a result of management’s quarterly analyses for the six-month period ended June 30, 2014 and the year ended December 31, 2013, no individual securities were considered other-than-temporarily impaired.

Restricted Investments

As of June 30, 2014, certificates of deposit in the amount of $2.5 million were pledged as collateral associated with the capital lease related to certain computer software, software licenses, and hardware used in the Company’s insurance operations. See Note 8 for discussion of the associated capital lease obligation.

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

Quota-share agreements

In 2011, the Company entered into a quota-share agreement with a third-party reinsurance company under which the Company ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $82.0 million during the year ended December 31, 2012, and this agreement was extended under the same terms through March 31, 2013 and terminated on a cutoff basis as of April 1, 2013. Upon termination, the Company recorded $27.2 million of returned premium, net of $7.7 million of deferred ceding commissions. Written premiums under this agreement during 2013 represented a return of previously ceded premiums totaling $5.5 million. Written premiums ceded under this agreement totaled $99.4 million since inception through April 1, 2013.

In 2013, the Company entered into a new quota-share agreement with the same third-party reinsurance company effective March 31, 2013, under which the Company ceded 40% for the same four states as the expiring agreement. This agreement was amended effective June 30, 2013, under which the Company ceded an additional 40% for the same four states for the remainder of 2013. This agreement was further amended to provide a $10.0 million reduction in ceded premiums in the fourth quarter. Written premiums ceded under this agreement totaled $145.8 million during the year ended December 31, 2013. This agreement terminated on January 1, 2014, resulting in the return of $47.2 million unearned premiums, net of $13.9 million of ceding commissions. Written premiums ceded under the agreement totaled $98.6 million since inception through January 1, 2014.

Effective December 31, 2013, the Company entered into a reinsurance agreement with four third-party reinsurance companies. Under this agreement, the Company ceded 20% of premiums and losses in Alabama, Illinois, Louisiana and Texas, and 60% in California on policies in force on December 31, 2013 or written or renewed on and after that date. Written premiums ceded under this agreement totaled $22.2 million as of December 31, 2013. On January 1, 2014, the quota-share rate increased to 60% for all business in force in these same states and for new and renewal business. On June 30, 2014, the reinsurance agreement was terminated, resulting in the return of $51.7 million unearned premiums, net of $14.5 million of ceding commissions. Written premiums ceded under the agreement totaled $95.8 million since inception through June 30, 2014.

Effective June 30, 2014, a new reinsurance agreement with five third-party reinsurance companies was put in place to cede 85% of all business in force in these same states and for new and renewal business through June 30, 2015. The new agreement allows for a reduction in the quota-share rate on January 1, 2015 to as low as 50% at the option of the Company. Unearned premiums ceded under this agreement totaled $73.3 million during the quarter ended June 30, 2014.

Assumed Reinsurance

Prior to 2013, the Company assumed reinsurance from a Texas county mutual insurance company (the county mutual) whereby the Company assumed 100% of the policies issued by the county mutual for business produced by the Company’s owned general agents. The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. AIC has established a trust to secure the Company’s obligation under this reinsurance contract with a balance of $15.3 million and $15.0 million as of June 30, 2014 and December 31, 2013, of which $0.3 million and $3.6 million was held in cash equivalents as of June 30, 2014 and December 31, 2013, respectively. On January 1, 2013, the Company terminated this agreement on a cut-off basis and unearned premium of $11.8 million was returned to the ceding company.

Excess of Loss Contracts

In July 2014, the Company entered into a reinsurance agreement with third-party reinsurers that provides $7.0 million in excess of the first $3.0 million of losses coverage for catastrophic events that may involve multiple insured losses.

In February 2013, the Company entered into a one-year excess of loss reinsurance contract with third-party reinsurers that provides coverage for individual losses in excess of $100,000 up to $1.0 million. In January 2014, this contract was extended to July 1, 2014 under the same terms and conditions.

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Three Months Ended June 30,
	2014			2013
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$75,461	$84,717	$66,821	$68,624	$71,614	$52,002
Reinsurance assumed/(returned)	—	—	—	—	—	—
Reinsurance ceded	(65,772)	(49,529)	(32,261)	(16,472)	(21,956)	(13,759)

Total	$9,689	$35,188	$34,560	$52,152	$49,658	$38,243

	Six Months Ended June 30,
	2014			2013
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$174,908	$165,038	$123,092	$153,860	$132,275	$95,316
Reinsurance assumed/(returned)	—	—	5	(11,812)	—	323
Reinsurance ceded	(100,402)	(96,486)	(60,985)	(65,487)	(41,285)	(25,833)

Total	$74,506	$68,552	$62,112	$76,561	$90,990	$69,806

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Selling, general and administrative expenses	$(13,405)	$(7,481)	$(28,835)	$(13,751)

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	June 30, 2014	December 31, 2013
Losses and loss adjustment expense reserves	$73,602	$72,366
Unearned premium reserve	73,297	69,381

Total	$146,899	$141,747

Receivable from reinsurers

The table below presents the total amount of receivables due from reinsurers as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Quota-share reinsurers for agreements effective June 30, 2014	$73,287	$—
Quota-share reinsurers for agreements effective December 31, 2013	44,902	22,218
Michigan Catastrophic Claims Association	32,574	34,878
Quota-share reinsurer for agreements effective September 1, 2011 and March 31, 2013	14,514	91,879
Vesta Insurance Group	13,842	13,435
Excess of loss reinsurers	3,684	3,413
Quota-share reinsurer for agreements effective January 1, 2011 and other	(202)	(4)

Total reinsurance receivable	$182,601	$165,819

The quota-share reinsurers and the excess of loss reinsurers all have at least A- ratings from A.M. Best. Accordingly, the Company believes there is minimal credit risk related to these reinsurance receivables. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), AIC had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. At June 30, 2014, the VFIC Trust held $16.6 million (after cumulative withdrawals of $9.0 million through June 30, 2014), consisting of a U.S. Treasury money market account held in cash and cash equivalents, to collateralize the $13.8 million net recoverable from VFIC.

At June 30, 2014, $0.2 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC under a reinsurance agreement with a VIG-affiliated company. Affirmative established a trust account to secure the Company’s obligations under this reinsurance contract, which currently holds $15.7 million in a money market cash equivalent account (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through June 2014, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through June 2014.

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

VIG indemnified the Company for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of June 30, 2014, all such unaffiliated reinsurers had A.M. best ratings of A- or better. The Company had reinsurance recoverable from VIG of $2.0 million and $2.2 million as of June 30, 2014 and December 31, 2013, respectively.

6. Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commissions and premium taxes, net of ceding commission income, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization expense were as follows for the three months ended June 30, 2014 and 2013 (in thousands):

	Gross	Ceded	Net Asset (Liability)
Balance at April 1, 2014	$17,214	$(15,973)	$1,241
Additions	13,549	(18,312)	(4,763)
Amortization	(15,149)	13,765	(1,384)

Ending balance at June 30, 2014	$15,614	$(20,520)	$(4,906)

Balance at April 1, 2013	$7,889	$(15,474)	$(7,585)
Additions	8,005	(5,329)	2,676
Amortization	(6,986)	6,405	(581)

Ending balance at June 30, 2013	$8,908	$(14,398)	$(5,490)

The components of deferred policy acquisition costs and the related amortization expense were as follows for the six months ended June 30, 2014 and 2013 (in thousands):

	Gross	Ceded	Net Asset (Liability)
Balance at January 1, 2014	$12,587	$(20,131)	$(7,544)
Additions	31,441	(27,206)	4,235
Amortization	(28,414)	26,817	(1,597)

Ending balance at June 30, 2014	$15,614	$(20,520)	$(4,906)

Balance at January 1, 2013	$7,111	$(7,013)	$98
Additions	16,238	(19,249)	(3,011)
Amortization	(14,441)	11,864	(2,577)

Ending balance at June 30, 2013	$8,908	$(14,398)	$(5,490)

7. Debt

The Company’s long-term debt instruments and balances outstanding at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,120	20,126

Total notes payable	76,822	76,828
Senior secured credit facility effective September 2013, net of discount	29,414	33,523
Subordinated secured credit facility	15,026	13,650
Mortgage payable	2,704	3,562

Total long-term debt	$123,966	$127,563

Notes payable

The $30.9 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of June 30, 2014 was 3.83%.

The $25.8 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of June 30, 2014 was 3.78%.

On February 28, 2012, the Company exercised its right to defer interest payments on the two notes payable mentioned above beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to the Company’s unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of June 30, 2014. The Company will continue to accrue interest on the principal during the interest deferral period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the interest deferral period and totaled $5.7 million as of June 30, 2014.

The $20.1 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.95%. The interest rate as of June 30, 2014 was 4.18%.

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

The pricing under the senior secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 7.25%. The interest rate as of June 30, 2014 was 8.50%. The Company made principal payments of $5.0 million in November 2013 and $5.0 million in April 2014. As of June 30, 2014, the principal balance of the senior secured credit facility was $30.0 million. The senior secured credit facility was issued at a discount of $2.0 million that is amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016. Prepayments under this agreement are applied to the earliest payments due. The next payment due is $1.5 million on December 31, 2014.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of June 30, 2014 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. Accrued interest is added to the outstanding principal balance until the senior secured credit facility is paid. Capitalized interest totaling $2.0 million was added to the principal balance through June 30, 2014.

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

In October 2012, one of the Lessors terminated their capital lease agreement with the Company. In December 2012, the Lessor conveyed all right and interest in the leased property back to the Company.

The remaining lease term for both capital leases is 11 months with monthly rental payments totaling approximately $0.6 million. Cash and securities pledged as collateral and held as available-for-sale securities were $8.1 million and $5.9 million as of June 30, 2014 and December 31, 2013, respectively.

Property under capital lease consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Computer software, software licenses and hardware	$34,212	$34,212
Accumulated depreciation	(26,120)	(23,971)

Computer software, software licenses and hardware, net	$8,092	$10,241

Estimated future lease payments for the years ending December 31 (in thousands):

2014	$3,407
2015	3,124

Total estimated future lease payments	6,531
Less: Amount representing interest	224

Present value of future lease payments	$6,307

9. Income Taxes

The provision for income taxes for the three and six months ended June 30, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current tax expense (benefit)	$219	$92	$(75)	$201
Deferred tax expense	—	67	—	136

Net income tax expense (benefit)	$219	$159	$(75)	$337

The Company’s effective tax rate differed from the statutory rate of 35% for the three and six months ended June 30 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income (loss) before income taxes	$(7,023)	$1,644	$(6,653)	$(4,429)
Tax provision computed at the federal statutory income tax rate	(2,459)	576	(2,329)	(1,550)
Increases (reductions) in tax resulting from:
Tax-exempt interest	(4)	(4)	(8)	(9)
State income taxes	(536)	86	(187)	140
Valuation allowance	3,198	(507)	2,424	1,741
Other	20	8	25	15

Income tax expense (benefit)	$219	$159	$(75)	$337

Effective tax rate	(3.1%)	9.7%	1.1%	(7.6%)

The Company’s gross deferred tax assets prior to recognition of valuation allowance were $88.5 million and $90.0 million at June 30, 2014 and December 31, 2013, respectively. In assessing the realizability of its deferred tax assets, the Company considered whether it was more likely than not that its deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, the Company began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $87.0 million and $84.8 million at June 30, 2014 and December 31, 2013, respectively.

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

In December 2013, the Company was served with a complaint filed in the 44th Judicial District Court of Dallas County, Texas. The lawsuit also names as a defendant an unaffiliated county mutual insurance company (county mutual) for which the Company serves as managing general agent. The Company is contractually obligated to indemnify the county mutual under certain circumstances. Plaintiffs allege that in May 2013, they obtained a default judgment against an insured of the county mutual in the aggregate amount of $454,194, and, through entry of a turnover order, became assignees of the insured’s rights against the Company and the county mutual insurance company. On May 21, 2014, the Court entered an order dismissing the Company and the county mutual without prejudice.

On March 20, 2013, the Company was served with a Class Action Petition for Damages and Penalties for Arbitrary and Capricious Behavior filed in the 13th Judicial District Court, Parish of Evangeline, Louisiana against USAgencies Casualty Insurance Company (USAgencies), a wholly-owned subsidiary of AIC. The named plaintiffs allege that the denial of their first-party property damage claim based on USAgencies’ policy exclusion for driving under the influence of alcohol was arbitrary and capricious, and that USAgencies’ enforcement of the subject policy exclusion violates Louisiana public policy. On August 2, 2013, the Court ruled that USAgencies’ policy exclusion violated Louisiana public policy and was unenforceable. USAgencies pursued an appeal of this ruling in the Louisiana Third Circuit Court of Appeal. On June 4, 2014, the Louisiana Third Circuit Court of Appeal entered its opinion reversing the lower court ruling and finding in favor of USAgencies on all claims. Plaintiff has filed a writ to appeal to the Louisiana Supreme Court, which is pending.

11. Net Income (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares are calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Stock options outstanding of 1,547,999 for the three and six months ended June 30, 2014 and stock options outstanding of 2,319,499 for the three and six months ended June 30, 2013 respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock or there was a net loss from operations in the period thus the inclusion would have been anti-dilutive. Diluted earnings per share are calculated using the treasury stock method.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(7,242)	$1,485	$(6,578)	$(4,766)

Denominator:
Weighted average common shares outstanding	15,431	15,408	15,420	15,408
Total diluted weighted average shares outstanding	15,431	15,408	15,420	15,408

Basic income (loss) per common share:	$(0.47)	$0.10	$(0.43)	$(0.31)

Diluted income (loss) per common share:	$(0.47)	$0.10	$(0.43)	$(0.31)

On February 12, 2014, 472,000 shares of Affirmative’s common stock were issued on a restricted basis to executives of the Company. On April 8, 2014, 24,999 of vested stock options were exercised by a former employee.

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

13. Disclosures for Items Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of accumulated other comprehensive income (loss), including reclassification adjustments for the six months ended June 30, 2014 and 2013 (in thousands):

	2014	2013
Beginning balance	$(1,654)	$(998)
Other comprehensive income (loss) before reclassifications	467	(667)
Amounts reclassified from accumulated other comprehensive income (loss)	(14)	(23)

Net current period other comprehensive income (loss)	453	(690)

Ending balance	$(1,201)	$(1,688)

Net gain in accumulated other comprehensive income (loss) reclassifications for previously unrealized net gains on available-for-sale securities was $14,000 for the three and six months ended June 30, 2014. Net gain in accumulated other comprehensive income (loss) reclassifications for previously unrealized net gains on available-for-sale securities was $18,000 and $23,000 for the three and six months ended June 30, 2013, respectively. The gain was not net of any taxes due to the valuation allowance for deferred income taxes.

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

Financial assets measured at fair value on a recurring basis

The following table provides information as of June 30, 2014 about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$8,514	$8,514	$—	$—
Mortgage-backed securities	3,453	—	3,453	—
States and political subdivisions	2,648	—	2,648	—
Corporate debt securities	33,299	—	33,299	—
Certificates of deposit	2,478	—	2,478	—

Total investment securities	50,392	8,514	41,878	—
Other invested assets	4,328	—	—	4,328

Total assets	$54,720	$8,514	$41,878	$4,328

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

Fair value measurements for assets in Level 3 for the three months ended June 30, 2014 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at April 1, 2014	$4,212
Transfers into Level 3	—
Total gains included in earnings as net investment income	116
Settlements	—

Balance at June 30, 2014	$4,328

Fair value measurements for assets in Level 3 for the three months ended June 30, 2013 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at April 1, 2013	$3,547
Transfers into Level 3	—
Total gains included in earnings as net investment income	379
Settlements	—

Balance at June 30, 2013	$3,926

Fair value measurements for assets in Level 3 for the six months ended June 30, 2014 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2014	$4,085
Transfers into Level 3	—
Total gains included in earnings as net investment income	243
Settlements	—

Balance at June 30, 2014	$4,328

Fair value measurements for assets in Level 3 for the six months ended June 30, 2013 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2013	$3,390
Transfers into Level 3	—
Total gains included in earnings as net investment income	536
Settlements	—

Balance at June 30, 2013	$3,926

The Company did not have any transfers between Levels 1 and 2 during the three or six month periods ended June 30, 2014 or 2013.

Financial Instruments Disclosed, But Not Carried, At Fair Value

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

The following table presents the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at June 30, 2014 and the level within the fair value hierarchy (in thousands):

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$33,732	$33,732	$33,732	$—	$—
Fiduciary and restricted cash	8,666	8,666	8,666	—	—

Total	$42,398	$42,398	$42,398	$—	$—

Liabilities:
Notes payable	$76,822	$13,746	$—	$—	$13,746
Senior secured credit facility	29,414	29,011	—	—	29,011
Subordinated secured credit facility	15,026	12,465	—	—	12,465
Mortgage payable	2,704	2,704	—	—	2,704

Total	$123,966	$57,926	$—	$—	$57,926

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

As of June 30, 2014, our subsidiaries included insurance companies licensed to write insurance policies in 39 states, two underwriting agencies and a service company. We are also party to an agreement with an unaffiliated underwriting agency that distributes our policies in the state of California. We distribute and service non-standard insurance policies underwritten by a Texas county mutual insurance company. Prior to the sale of our retail agency distribution business on September 30, 2013, we also provided premium financing services and distributed third-party insurance products and services. We are currently distributing insurance policies through approximately 5,000 independent agents or brokers including the retail agency stores sold. We currently operate in seven states (Louisiana, Texas, California, Alabama, Illinois, Indiana and Missouri).

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

The senior secured and subordinated credit facilities contain quarterly debt covenants that set forth, among other things, minimum risk-based capital requirements for our insurance subsidiaries as well as minimum cash flow requirements for our non-regulated businesses. The credit facilities were amended to remove the risk-based capital measurement requirement for March 31, 2014. As of June 30, 2014, we were in compliance with these covenants. However, it is probable that we will not meet certain of these covenants in the remaining periods of 2014. If we are unable to maintain compliance with the covenants or obtain a forbearance or waiver of any non-compliance or amend the agreements to change such covenants, the lenders could declare all amounts outstanding under the facilities to be immediately due and payable. If our lenders declare the amounts outstanding to be immediately due and payable, it would have a material adverse effect on our operations and our creditors and stockholders.

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

Premiums. One measurement of our performance is the level of gross written premiums managed. The following table displays our gross written premiums managed and assumed by state (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Louisiana	$27,951	$25,746	$67,514	$61,683
Texas	23,344	22,525	52,074	47,920
California	19,799	19,067	42,718	34,528
Alabama	4,742	4,583	13,789	14,570
Illinois	3,707	4,238	8,725	9,878
Indiana	1,357	1,446	2,981	3,958
Missouri	637	566	1,691	1,519
Other	13	3	23	20

Total written premium managed	81,550	78,174	189,515	174,076
Less: Texas written premium not underwritten	6,089	9,550	14,607	32,028

Gross underwritten premiums	$75,461	$68,624	$174,908	$142,048

Total gross written premiums managed for the three months ended June 30, 2014 increased $3.4 million, or 4.3%, compared with the prior year quarter. Total gross written premiums managed for the six months ended June 30, 2014 increased $15.4 million, or 8.9%, compared with the prior year period. The increase was primarily due to an increase in renewal policies as well as pricing increases taken over the last year. For the three and six months ended June 30, 2014, new policies declined in all states compared with the comparable periods in 2013, with the exception of Alabama in the second quarter and Missouri for both periods of 2014. As a result of this decline in new policies, we expect the growth of total written premium managed to diminish in the second half of 2014. The growth in renewal policies was primarily caused by the significant increase in new policies that began in the second half of 2012 and continued through the majority of 2013. The growth in renewal policies is important to our business as those policies historically have a significantly lower loss ratio than new business policies.

The following table reflects the premiums ceded and assumed under reinsurance agreements in our consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Direct premiums written	$75,461	$68,624	$174,908	$153,860
Assumed/ (returned) premiums	—	—	—	(11,812)

Gross written premiums	75,461	68,624	174,908	142,048
Ceded premiums written	(65,772)	(16,472)	(100,402)	(65,487)

Net premiums written	$9,689	$52,152	$74,506	$76,561

Total net premiums written for the three months ended June 30, 2014 decreased $42.5 million, or 81.4%, compared with the prior year quarter. Total net premiums written for the six months ended June 30, 2014 decreased $2.1 million, or 2.7%, compared with the prior year period. The decrease was primarily due to changes in the amount of quota-share reinsurance, which was partially offset by the growth in direct premiums written. Net written premium was impacted by the termination of the March 2013 quota-share reinsurance contract on January 1, 2014 with the return of $47.2 million in unearned premiums and the termination of the December 2013 quota-share reinsurance contract on June 30, 2014 with the return of $51.7 million in unearned premiums. Offsetting this increase was the new reinsurance agreement entered into on June 30, 2014 to cede 85% of business written in our five largest states. The prior year period was impacted by the termination of a reinsurance agreement with a county mutual on January 1, 2013, which reduced gross written premiums by $11.8 million.

Reinsurance. In 2011, we entered into a quota-share agreement with a third-party reinsurance company under which we ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $82.0 million during the year ended December 31, 2012, and this agreement was extended under the same terms through March 31, 2013 and terminated on a cutoff basis as of April 1, 2013. Upon termination, we recorded $27.2 million of returned premium, net of $7.7 million of deferred ceding commissions. Written premiums under this agreement during 2013 represented a return of previously ceded premiums totaling $5.5 million. Written premiums ceded under this agreement totaled $99.4 million since inception through April 1, 2013.

In 2013, we entered into a new quota-share agreement with the same third-party reinsurance company effective March 31, 2013, under which we ceded 40% for the same four states as the expiring agreement. This agreement was amended effective June 30, 2013, under which we ceded an additional 40% for the same four states for the remainder of 2013. This agreement was further amended to provide a $10.0 million reduction in ceded premiums in the fourth quarter. Written premiums ceded under this agreement totaled $145.8 million during the year ended December 31, 2013. This agreement terminated on January 1, 2014, resulting in the return of $47.2 million unearned premiums, net of $13.9 million of ceding commissions. Written premiums ceded under the agreement totaled $98.6 million since inception through January 1, 2014.

Effective December 31, 2013, we entered into a reinsurance agreement with four third-party reinsurance companies. Under this agreement, we ceded 20% of premiums and losses in Alabama, Illinois, Louisiana and Texas, and 60% in California on policies in force on December 31, 2013 or written or renewed on and after that date. Written premiums ceded under this agreement totaled $22.2 million as of December 31, 2013. On January 1, 2014, the quota-share rate increased to 60% for all business in force in these same states and for new and renewal business. On June 30, 2014, the reinsurance agreement was terminated resulting in the return of $51.7 million unearned premiums, net of $14.5 million of ceding commissions. Written premiums ceded under the agreement totaled $95.8 million since inception through June 30, 2014.

Effective June 30, 2014, a new reinsurance agreement with five third-party reinsurance companies was put in place to cede 85% of all business in force in these same states and for new and renewal business through June 30, 2015. The new agreement allows for a reduction in the quota-share rate on January 1, 2015 to as low as 50% at our option. Unearned premiums ceded under this agreement totaled $73.3 million during the quarter ended June 30, 2014.

RESULTS OF OPERATIONS

We had a net loss of $7.2 million and net income of $1.5 million for the three months ended June 30, 2014 and 2013, respectively. We had a net loss of $6.6 million and $4.8 million for the six months ended June 30, 2014 and 2013, respectively.

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

Total revenues for the three months ended June 30, 2014 decreased $25.8 million, or 35.5%, compared with the three months ended June 30, 2013. The decrease was due to decreases in net premiums earned, commission income, fees and managing general agent revenue, other income, net investment income and net realized gains.

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the current quarter decreased $14.5 million, or 29.1%, to $35.2 million compared with the prior year quarter of $49.7 million. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our distribution channels in both current and previous periods. The decrease reflects the increase in quota-share reinsurance effective January 1, 2014.

Commission Income, Fees and Managing General Agent Revenue. Another measurement of our performance is the relative level of production of fee revenue. Policy origination fees and installment fees compensate us for the costs of policy administration and providing installment payment plans. Policy and installment fees are earned for business managed by our general agencies and must be approved by the applicable state’s department of insurance. Managing general agent revenues are earned for business produced for a Texas county mutual insurance company beginning January 1, 2013. We receive compensation for underwriting services and providing claims handling on the business. Premium finance, commission income, and agency fees represent revenues from the retail agency business prior to being sold on September 30, 2013. Premium finance fees consisted of origination and servicing fees as well as interest on premiums that customers choose to finance. Commission income consist of the income earned on sales of unaffiliated, third-party companies’ insurance policies or other products sold by our former retail agencies. Agency fees compensated the Company for the costs of policy cancellation, policy rewrite and reinstatement.

The following sets forth the components of consolidated commission income, fees and managing general agent revenue earned for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2014	2013
Insurance fees:
Policyholder fees	$9,759	$9,063
Managing general agent revenue	1,144	1,960
Commissions and fees	68	—
Former retail business fees:
Premium finance revenue	—	5,772
Commissions and fees	—	4,333
Agency fees	—	1,051

Total commission income, fees and managing general agent revenue	$10,971	$22,179

Commission income, fees and managing general agent revenue for the current quarter decreased $11.2 million, or 50.5%, compared with the prior year quarter. The decrease was due to the sale of our former retail business in September 2013. Policyholder fees increased $0.7 million, or 7.7%, due to the higher overall volume of premiums written and an increase in California fees. Managing general agent revenue decreased $0.8 million, or 41.6%, compared with the prior year quarter. Managing general agent revenue is related to the Texas county mutual book of business that we manage, but no longer assume the underwriting risk beginning January 1, 2013. This business has declined as we are writing more of the Texas business within our insurance company.

Net Investment Income and Other Income. Net investment income includes income on our portfolio of debt securities and net rental income from our investment in real property. Net investment income for the current quarter was consistent with the prior year quarter.

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

Net losses and loss adjustment expenses for the current quarter decreased $3.7 million, or 9.6%, compared with the prior year quarter. The percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 98.2% in the current quarter which included $5.8 million of unfavorable prior period development primarily related to Louisiana and California bodily injury losses from the first half of 2013 and 2012. The use of quota-share reinsurance overstates the net loss ratio. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 12.2 points for the current quarter and 4.1 points for the prior year quarter. Excluding the impact of the prior period development and the quota-share, the net loss ratio for the 2014 accident quarter was 69.5% and 72.6% for the 2013 accident quarter. The decrease in the current year quarter was primarily due to the increase in renewal business, which tends to have a lower loss ratio than new business, rate increases that we have taken, and agent terminations for agents with business that was not performing well.

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative expenses (SG&A). We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and former retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs, including compensation and benefits. Selling, general and administrative expenses for the current quarter decreased by $10.9 million, or 43.0%, compared to the prior year quarter. A decrease of $8.0 million resulted from the sale of the retail business which, in the prior year quarter, accounted for $5.0 million in personnel costs and $3.0 million in overhead costs such as rent, advertising, postage and other expenses. Excluding the impact of the retail sale, SG&A expenses decreased $2.9 million, or 16.8%, compared with the prior year quarter due to the decrease of $1.4 million in professional fees, $0.4 million in personnel costs and $1.1 million in other overhead costs due to management actions to reduce expenses.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended June 30,
	2014	2013
Amortization of deferred acquisition costs, net	$1,384	$581
Other selling, general and administrative expenses	13,066	24,781

Total selling, general and administrative expenses	$14,450	$25,362

Total as a percentage of net premiums earned	41.1%	51.1%

Beginning deferred acquisition costs, net	$1,241	$(7,585)
Additions, net of ceding commission	(4,763)	2,676
Amortization, net of ceding commissions	(1,384)	(581)

Ending deferred acquisition costs, net	$(4,906)	$(5,490)

Amortization of deferred acquisition costs, net, as a percentage of net premiums earned	(3.9%)	(1.2%)

Interest Expense. Interest expense for the current quarter decreased $2.2 million, or 38.4%, compared with the prior year quarter. This decrease was primarily due to a decrease in financing costs associated with the new debt arrangement effective September 2013.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

Total revenues for the six months ended June 30, 2014 decreased $44.1 million, or 32.3%, compared with the six months ended June 30, 2013. The decrease was due to decreases in net premiums earned, commission income, fees and managing general agent revenue, other income and net realized gains, partially offset by an increase in net investment income.

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the six months ended June 30, 2014 decreased $22.4 million, or 24.7%, to $68.6 million compared with the prior year period of $91.0 million. Since insurance premiums are earned over the service period of the policies, the revenue in the current period includes premiums earned on insurance products written through our distribution channels in both current and previous periods. The decrease reflects the increase in quota-share reinsurance effective January 1, 2014.

Commission Income, Fees and Managing General Agent Revenue. The following sets forth the components of consolidated commission income, fees and managing general agent revenue earned for the current period and the prior year period (in thousands):

	Six Months Ended June 30,
	2014	2013
Insurance fees:
Policyholder fees	$19,290	$16,607
Managing general agent revenue	2,877	5,212
Commissions and fees	134	—
Former retail business fees:
Premium finance revenue	—	11,236
Commissions and fees	—	8,685
Agency fees	—	2,293

Total commission income, fees and managing general agent revenue	$22,301	$44,033

Commission income, fees and managing general agent revenue for the current period decreased $21.7 million, or 49.4%, compared with the prior year period. The decrease was due to the sale of our former retail business in September 2013. Policyholder fees increased $2.7 million, or 16.2%, due to the higher overall volume of premiums written and an increase in California fees. Managing general agent revenue decreased $2.3 million, or 44.8%, compared with the prior year period. Managing general agent revenue is related to the Texas county mutual book of business that we manage, but no longer assume the underwriting risk beginning January 1, 2013. This business has declined as we are writing more of the Texas business within our insurance company.

Net Investment Income and Other Income. Net investment income includes income on our portfolio of debt securities and net rental income from our investment in real property. Net investment income for the current period increased $0.2 million, or 14.1%, compared with the prior year period. The increase was primarily due to a 21.0% increase in total average invested assets to $51.3 million during the current period from $42.4 million during the prior year period. The annualized average investment yield was 1.6% in the current period, compared with 2.6% in the prior year period.

Losses and Loss Adjustment Expenses. Net losses and loss adjustment expenses for the current period decreased $7.7 million, or 11.0%, compared with the prior year period. The percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 90.6%, which included $5.8 million of unfavorable prior period development primarily related to Louisiana and California bodily injury losses for the first half of 2013 and 2012. The use of quota-share reinsurance overstates the net loss ratio. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 12.3 points for the current period and 4.0 points for the prior year period. Excluding the impact of the prior period development and the quota-share, the net loss ratio for the 2014 accident year was 69.8% and 72.3% for the 2013 accident year. The decrease in the current year period was primarily due to the increase in renewal business, which tends to have a lower loss ratio than new business, rate increases that we have taken, and agent terminations for agents with business that was not performing well.

Selling, General and Administrative Expenses. The largest component of selling, general and administrative expenses is personnel costs, including compensation and benefits. Selling, general and administrative expenses for the current period decreased by $29.0 million, or 51.5%, compared to the prior year period. A decrease of $17.7 million resulted from the sale of the retail business which, in the prior year period, accounted for $10.5 million in personnel costs and $7.2 million in overhead costs such as rent, advertising, postage and other expenses. Excluding the impact of the retail sale, SG&A expenses decreased $11.3 million, or 29.2%, compared with the prior year period due to the decrease of $5.3 million in professional fees, $1.0 million in policy acquisition costs and $5.0 million in other overhead costs due to management actions to reduce expenses.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Six Months Ended June 30,
	2014	2013
Amortization of deferred acquisition costs, net	$1,597	$2,577
Other selling, general and administrative expenses	25,645	53,626

Total selling, general and administrative expenses	$27,242	$56,203

Total as a percentage of net premiums earned	39.7%	61.8%

Beginning deferred acquisition costs, net	$(7,544)	$98
Additions, net of ceding commission	4,235	(3,011)
Amortization, net of ceding commissions	(1,597)	(2,577)

Ending deferred acquisition costs, net	$(4,906)	$(5,490)

Amortization of deferred acquisition costs, net, as a percentage of net premiums earned	(2.3%)	(2.8%)

Interest Expense. Interest expense for the current period decreased $4.4 million, or 39.3%, compared with the prior year period. This decrease was primarily due to a decrease in financing costs associated with the new debt arrangement effective September 2013.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of June 30, 2014, we had $3.3 million of cash and cash equivalents at our holding company and non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not issue an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of June 30, 2014, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, as mentioned previously, our non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At June 30, 2014, each of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. Effective January 1, 2012, the State of Illinois adopted the revised NAIC Risk-Based Capital Model Act that includes a risk-based capital trend test as another manner under which the company action level could be triggered and will be applied beginning December 31, 2012. The test is applicable when an insurance company has a risk-based capital ratio between 200% and 300% and a combined ratio of more than 120%. All of our insurance subsidiaries were in compliance with the RBC trend test as of June 30, 2014.

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

The senior secured and subordinated credit facilities contain quarterly debt covenants that set forth, among other things, minimum risk-based capital requirements for our insurance subsidiaries as well as minimum cash flow requirements for our non-regulated businesses. The credit facilities were amended to remove the risk-based capital measurement requirement for March 31, 2014. As of June 30, 2014, we were in compliance with these covenants. However, it is probable that we will not meet certain of these covenants in the remaining periods of 2014. If we are unable to maintain compliance with the covenants or obtain a forbearance or waiver of any non-compliance or amend the agreements to change such covenants, the lenders could declare all amounts outstanding under the facilities to be immediately due and payable. If our lenders declare the amounts outstanding to be immediately due and payable, it would have a material adverse effect on our operations and our creditors and stockholders.

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

In May 2010, we entered into a capital lease obligation related to certain computer software, software licenses, and hardware currently used by and on the books of Affirmative Insurance Company (AIC). The lease term was 60 months and the lease obligation was fully secured with certificates of deposit. In October 2012, one of the Lessors terminated their capital lease agreement and in December 2012, the Lessor conveyed all right and interest in the leased property back to the Company.

In March 2013, we entered into a $4.8 million loan secured by commercial real estate to provide liquidity to AIC. The loan is evidenced by a promissory note secured by a mortgage security agreement and assignment of leases and rents on real estate located in Baton Rouge, Louisiana, which is held as investment in real property in the accompanying consolidated balance sheet. The mortgage bears interest at a per annum fixed rate of 4.95%. The mortgage requires monthly payments of principal and interest with the final payment due on the maturity date of December 15, 2015. As security for payments, we assigned rents due under the lease to a trustee. Pursuant to an escrow and servicing agreement, the trustee will receive rent due under the lease, make required payments due under the mortgage and maintain certain escrow accounts to pay for the necessary expenses of the property until the mortgage is paid in full. The principal balance of the mortgage payable was $2.7 million at June 30, 2014.

On February 28, 2012, we exercised our right to defer interest payments on selected Notes Payable beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to our unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of June 30, 2014. We will continue to accrue interest on the principal during the extension period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the extension period.

Our operating subsidiaries’ primary sources of funds are premiums received, commission, fee income and managing general agency revenue, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.

We believe that existing cash and investment balances, as well as cash flows generated from operations, and other actions taken by the Company will be adequate to meet our liquidity needs, planned capital expenditures and the debt service requirements of the senior secured credit facility and notes payable, during the 12-month period following the date of this report at both the holding company and insurance company levels. For the first half of 2014, cash and cash equivalents decreased $10.8 million in the current period as compared with an increase of $4.1 million in the prior year period. Our net cash used in operations was $21.2 million in the current period as compared to net cash provided by operations of $6.1 million in the prior year period. This was primarily due to the net loss incurred during the period, the decrease in acquisition costs capitalized and the decrease in reserves for losses and loss adjustment expenses. Net cash provided by investing activities was $13.7 million in the current period as compared to net cash used in investing activities of $6.3 million in the prior year period. This was primarily due to the proceeds from the sale of the retail business. Net cash used in financing activities was $3.3 million in the current period as compared to net cash provided by financing activities of $4.3 million in the prior year period. The amount reflects debt principal payments made during the period. This is partially offset by the net cash proceeds received from the capital lease entered into during the first quarter.

The pricing under the senior secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 7.25%. The interest rate as of June 30, 2014 was 8.50%. As of June 30, 2014, the principal balance of the senior secured credit facility was $30.0 million. The senior secured credit facility was issued at a discount of $2.0 million that is amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016. Prepayments made under this agreement are applied to the earliest payments due. After the $10.0 million aggregate payments were made in November 2013 and April 2014, the next payment due is $1.5 million on December 31, 2014.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of June 30, 2014 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. Accrued interest is added to the outstanding principal balance until the senior secured credit facility is paid. Capitalized interest totaling $2.0 million was added to the principal balance through June 30, 2014. As of June 30, 2014, the principal balance of the subordinated secured credit facility was $15.0 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. The fair value of our fixed-income securities as of June 30, 2014 was $50.4 million. The effective average duration of the portfolio as of June 30, 2014 was 2.6 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 2.6%, or $1.3 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 2.6%, or $1.3 million, increase in the market value of our fixed-income investment portfolio.

On September 30, 2013, we replaced our existing senior credit facility with the proceeds from the sale of the retail business and with proceeds from two new debt arrangements. Our new debt arrangement consisted of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017.

The pricing under the senior secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 7.25%. The interest rate as of June 30, 2014 was 8.50%. As of June 30, 2014, the principal balance of the senior secured credit facility was $30.0 million. The senior secured credit facility was issued at a discount of $2.0 million that is amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016. Prepayments made under this agreement are applied to the earliest payments due. After the $10.0 million aggregate payments were made in November 2013 and April 2014, the next payment due is $1.5 million on December 31, 2014.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of June 30, 2014 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. Accrued interest is added to the outstanding principal balance until the senior secured credit facility is paid. Capitalized interest totaling $2.0 million was added to the principal balance through June 30, 2014. As of June 30, 2014, the principal balance of the subordinated secured credit facility was $15.0 million.

Our notes payable are also subject to interest rate risk. The $30.9 million notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of June 30, 2014 was 3.83%. The $25.8 million notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of June 30, 2014 was 3.78%. The $20.1 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.95%. The interest rate as of June 30, 2014 was 4.18%.

Credit risk. An additional exposure to our investment portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At June 30, 2014 and December 31, 2013, respectively, our investments were in the following:

	June 30, 2014	December 31, 2013
Corporate debt securities	66.1%	51.8%
U.S. Treasury and government agencies	16.9	28.6
Mortgage-backed securities	6.8	6.4
States and political subdivisions	5.3	5.3
Certificates of deposit	4.9	7.9

Total	100.0%	100.0%

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	June 30, 2014	December 31, 2013
Total invested assets	$50,392	$62,321
Tax-equivalent book yield	1.62%	1.46%
Average duration in years	2.60	2.35
Average S&P rating	A	A+

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

Our hedge fund investment of $4.3 million at June 30, 2014 is also subject to credit and counterparty risk, in the event that issuers of any of the underlying commercial and residential mortgage-backed securities should default. However, this investment is not material to our overall investment portfolio or consolidated assets and we have established investment policy guidelines to limit the amount of investments other than high quality fixed-income securities.

The table below presents the total amount of receivables due from reinsurers as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Quota-share reinsurers for agreements effective June 30, 2014	$73,287	$—
Quota-share reinsurers for agreements effective December 31, 2013	44,902	22,218
Michigan Catastrophic Claims Association	32,574	34,878
Quota-share reinsurer for agreements effective September 1, 2011 and March 31, 2013	14,514	91,879
Vesta Insurance Group	13,842	13,435
Excess of loss reinsurers	3,684	3,413
Quota-share reinsurer for agreements effective January 1, 2011 and other	(202)	(4)

Total reinsurance receivable	$182,601	$165,819

The quota-share reinsurers and excess of loss reinsurers all have at least A- ratings from A.M. Best. Accordingly, we believe there is minimal risk related to these reinsurance receivables.

In 2011, we entered into a quota-share agreement with a third-party reinsurance company under which we ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $82.0 million during the year ended December 31, 2012, and this agreement was extended under the same terms through March 31, 2013 and terminated on a cutoff basis as of April 1, 2013. Upon termination, we recorded $27.2 million of returned premium, net of $7.7 million of deferred ceding commissions. Written premiums under this agreement during 2013 represented a return of previously ceded premiums totaling $5.5 million. Written premiums ceded under this agreement totaled $99.4 million since inception through April 1, 2013.

In 2013, we entered into a new quota-share agreement with the same third-party reinsurance company effective March 31, 2013, under which we ceded 40% for the same four states as the expiring agreement. This agreement was amended effective June 30, 2013, under which we ceded an additional 40% for the same four states for the remainder of 2013. This agreement was further amended to provide a $10.0 million reduction in ceded premiums in the fourth quarter. Written premiums ceded under this agreement totaled $145.8 million during the year ended December 31, 2013. This agreement terminated on January 1, 2014, resulting in the return of $47.2 million unearned premiums, net of $13.9 million of ceding commissions. Written premiums ceded under the agreement totaled $98.6 million since inception through January 1, 2014.

Effective December 31, 2013, we entered into a reinsurance agreement with four third-party reinsurance companies. Under this agreement, we ceded 20% of premiums and losses in Alabama, Illinois, Louisiana and Texas, and 60% in California on policies in force on December 31, 2013 or written or renewed on and after that date. Written premiums ceded under this agreement totaled $22.2 million as of December 31, 2013. On January 1, 2014, the quota-share rate increased to 60% for all business in force in these same states and for new and renewal business. On June 30, 2014, the reinsurance agreement was terminated, resulting in the return of $51.7 million unearned premiums, net of $14.5 million of ceding commissions. Written premiums ceded under the agreement totaled $95.8 million since inception through June 30, 2014.

Effective June 30, 2014, a new reinsurance agreement with five third-party reinsurance companies was put in place to cede 85% of all business in force in these same states and for new and renewal business through June 30, 2015. The new agreement allows for a reduction in the quota-share rate on January 1, 2015 to as low as 50% at our option. Unearned premiums ceded under this agreement totaled $73.3 million during the quarter ended June 30, 2014.

Prior to 2013, we assumed reinsurance from a Texas county mutual insurance company (the county mutual) whereby we assumed 100% of the policies issued by the county mutual for business produced by our owned general agents. We have established a trust to secure our obligation under this reinsurance contract with a balance of $15.3 million as of June 30, 2014. On January 1, 2013, we terminated this agreement on a cut-off basis.

In July 2014, we entered into a reinsurance agreement with third-party reinsurers which provides $7.0 million in excess of the first $3.0 million of losses coverage for catastrophic events that may involve multiple insured losses.

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

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiaries Affirmative Insurance Company (AIC) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC from VFIC under the reinsurance agreement. Accordingly, AIC and VFIC entered into a Security Fund Agreement in September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At June 30, 2014, the VFIC Trust held $16.6 million (after cumulative withdrawals of $9.0 million through June 30, 2014), consisting of a U.S. Treasury money market account, to collateralize the $13.8 million net recoverable from VFIC.

At June 30, 2014, $0.2 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC under a reinsurance agreement with VIG affiliated companies. Affirmative established a trust account to secure the Company’s obligations under this reinsurance contract, which currently holds $15.7 million in a money market cash equivalent account (the AIC Trust). Cumulative withdrawals by the Special Deputy Receiver of $2.1 million were made through June 30, 2014.

As part of the terms of the acquisition of AIC, VIG indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of June 30, 2014, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Item 4.	Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the U.S. Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of June 30, 2014. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

10.1* Addendum No. 2 (effective December 31, 2013) to the Interests and Liabilities Agreement of ACE American Insurance Company, Third Point Reinsurance Company Ltd., Tokio Millennium Re AG, and SCOR Reinsurance Company with respect to the Automobile Quota Share Reinsurance Contract between Affirmative Insurance Company and ACE American Insurance Company, Third Point Reinsurance Company Ltd., Tokio Millennium Re AG, and SCOR Reinsurance Co., effective December 31, 2013.

10.2* Termination Addendum to the Automobile Quota Share Reinsurance Contract between Affirmative Insurance Company and ACE American Insurance Company, Third Point Reinsurance Company Ltd., Tokio Millennium Re AG, and SCOR Reinsurance Company, effective December 31, 2013.

10.3 * Automobile Quota Share Reinsurance Contract issued to Affirmative Insurance Company, effective June 30, 2014.

31.1* Certification of Michael J. McClure, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Earl R. Fonville, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Michael J. McClure, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Earl R. Fonville, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from Affirmative Insurance Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Stockholders’ Deficit, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements, including detailed tagging of footnotes and schedules.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: August 14, 2014	By:	/s/ Earl R. Fonville
Earl R. Fonville
Executive Vice President and Chief Financial Officer (and in his capacity as Principal Financial Officer)