Form 10-Q
period 2014-09-30
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2014-11-14
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of November 12, 2014: 16,155,357

AFFIRMATIVE INSURANCE HOLDINGS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Available-for-sale securities, at fair value	$47,691	$62,321
Other invested assets	4,415	4,085
Cash and cash equivalents	23,723	44,569
Fiduciary and restricted cash	6,224	1,369
Accrued investment income	459	231
Premiums and fees receivable, net	61,690	53,442
Commissions receivable	152	—
Receivable from reinsurers	191,312	165,819
Investment in real property, net	9,738	10,277
Property and equipment (net of accumulated depreciation of $57,613 for 2014 and $53,222 for 2013)	9,821	13,978
Other intangible assets (net of accumulated amortization of $7,765 for 2014 and 2013)	1,500	1,500
Prepaid expenses	5,619	7,126
Other assets (net of allowance for doubtful accounts of $7,739 for 2014 and 2013)	1,962	22,124
Income taxes receivable	736	—

Total assets	$365,042	$386,841

Liabilities and Stockholders’ Deficit
Liabilities:
Reserves for losses and loss adjustment expenses	$134,770	$133,589
Unearned premium	91,265	81,598
Amounts due to reinsurers	85,228	64,910
Due to third-party carriers	6,138	7,221
Deferred revenue	6,801	6,763
Capital lease obligation	4,705	9,428
Debt	124,238	127,563
Income taxes payable	—	3,641
Deferred acquisition costs, net	4,600	7,544
Other liabilities	33,848	47,476

Total liabilities	491,593	489,733

Stockholders’ deficit:
Common stock, $0.01 par value; 75,000,000 shares authorized, 18,949,220 shares issued and 16,155,357 shares outstanding at September 30, 2014; 18,202,221 shares issued and 15,408,358 shares outstanding at December 31, 2013	190	182
Additional paid-in capital	167,508	167,049
Treasury stock, at cost (2,793,863 shares at September 30, 2014 and December 31, 2013)	(32,910)	(32,910)
Accumulated other comprehensive loss	(1,447)	(1,654)
Retained deficit	(259,892)	(235,559)

Total stockholders’ deficit	(126,551)	(102,892)

Total liabilities and stockholders’ deficit	$365,042	$386,841

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Net premiums earned	$14,274	$30,802	$82,826	$121,792
Commission income, fees and managing general agent revenue	10,372	21,958	32,673	65,991
Net investment income	710	542	2,334	1,965
Net realized gains	39	8	53	37
Other income	—	—	3	123

Total revenues	25,395	53,310	117,889	189,908

Expenses
Net losses and loss adjustment expenses	30,853	33,725	92,965	103,531
Selling, general and administrative expenses	19,740	24,525	46,982	80,728
Depreciation and amortization	1,458	1,776	4,438	5,562

Total expenses	52,051	60,026	144,385	189,821

Operating income (loss)	(26,656)	(6,716)	(26,496)	87
Gain on sale of retail business	10,000	65,325	10,000	65,325
Loss on extinguishment of debt	—	(4,193)	—	(4,193)
Interest expense	(2,834)	(5,917)	(9,647)	(17,149)

Income (loss) before income taxes	(19,490)	48,499	(26,143)	44,070
Income tax expense (benefit)	(1,735)	881	(1,810)	1,218

Net income (loss)	$(17,755)	$47,618	$(24,333)	$42,852

Basic income (loss) per common share:
Net income (loss)	$(1.14)	$3.09	$(1.57)	$2.78

Diluted income (loss) per common share:
Net income (loss)	$(1.14)	$3.02	$(1.57)	$2.76

Weighted average common shares outstanding:
Basic	15,572	15,408	15,471	15,408

Diluted	15,572	15,772	15,471	15,531

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(17,755)	$47,618	$(24,333)	$42,852
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities arising during period	(219)	148	248	(519)
Reclassification adjustment for realized gains included in net income (loss)	(27)	(9)	(41)	(32)

Other comprehensive income (loss), net	(246)	139	207	(551)

Total comprehensive income (loss)	$(18,001)	$47,757	$(24,126)	$42,301

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(in thousands, except share data)

	Nine Months Ended September 30,
	2014		2013
	Shares	Amounts	Shares	Amounts
Common stock
Balance at beginning of year	18,202,221	$182	18,202,221	$182
Issuance of restricted stock awards	472,000	5	—	—
Exercise of stock options	274,999	3	—	—

Balance at end of period	18,949,220	190	18,202,221	182

Additional paid-in capital
Balance at beginning of year		167,049		166,749
Issuance of restricted stock awards		(5)		—
Exercise of stock options		207		—
Stock-based compensation		257		247

Balance at end of period		167,508		166,996

Treasury stock
Balance at beginning of year and end of period	2,793,863	(32,910)	2,793,863	(32,910)

Accumulated other comprehensive income (loss)
Balance at beginning of year		(1,654)		(998)
Unrealized gain (loss) on available-for-sale investment securities		207		(551)

Balance at end of period		(1,447)		(1,549)

Retained Deficit
Balance at beginning of year		(235,559)		(266,277)
Net income (loss)		(24,333)		42,852

Balance at end of period		(259,892)		(223,425)

Total stockholders’ deficit		$(126,551)		$(90,706)

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(24,333)	$42,852
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,977	6,101
Stock-based compensation expense	257	247
Amortization of debt finance costs	1,540	748
Amortization of debt discount	1,001	4,421
Net realized gains from sales of available-for-sale securities	(41)	(32)
Fair value gain on investment in hedge fund	(330)	(601)
Gain on disposal of assets	(12)	(6)
Gain on sale of retail business	(10,000)	(65,325)
Amortization of premiums on investments, net	463	402
Provision for doubtful accounts	(12)	170
Paid-in-kind interest	2,127	1,433
Loss on extinguishment of debt	—	4,193
Change in operating assets and liabilities:
Fiduciary and restricted cash	(1,855)	(274)
Premiums, fees and commissions receivable, net	(8,389)	(12,757)
Reserves for losses and loss adjustment expenses	1,181	(12,098)
Amounts due from reinsurers	(5,175)	(1,610)
Due to third-party carriers	(1,083)	9,772
Premium finance receivable, net (related to our insurance premiums)	—	(3,932)
Deferred revenue	38	2,753
Unearned premium	9,667	13,730
Deferred acquisition costs, net	(2,944)	5,444
Deferred taxes	—	(3,178)
Income taxes	(4,377)	4,124
Other	(3,729)	4,051

Net cash provided by (used in) operating activities	(41,029)	628

Cash flows from investing activities
Fiduciary and restricted cash	(3,000)	—
Proceeds from sale of retail business, net	25,000	79,270
Proceeds from sales of available-for-sale securities	3,277	297
Proceeds from maturities of available-for-sale securities	17,520	35,877
Purchases of available-for-sale securities	(16,382)	(50,427)
Premium finance receivable, net (related to third-party insurance premiums)	—	(281)
Proceeds from sale of property and equipment	12	—
Purchases of property and equipment	(285)	(746)

Net cash provided by investing activities	26,142	63,990

Cash flows from financing activities
Borrowings under senior secured credit facility effective January 2007	—	12,500
Borrowings under senior secured credit facility effective September 2013	—	48,000
Proceeds from financing under capital lease obligations	4,858	—
Principal payments under capital lease obligations	(4,723)	(2,187)
Principal payments on senior secured credit facility effective September 2013	(5,149)	—
Principal payments on senior secured credit facility effective January 2007	—	(120,192)
Issuance of mortgage security agreement	—	4,809
Principal payments on mortgage security agreement	(1,295)	(826)
Proceeds from stock options exercised	207	—
Debt issuance costs paid	(363)	(787)
Bank overdrafts	506	(3,541)

Net cash used in financing activities	(5,959)	(62,224)

Net increase (decrease) in cash and cash equivalents	(20,846)	2,394
Cash and cash equivalents at beginning of year	44,569	38,176

Cash and cash equivalents at end of period	$23,723	$40,570

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,185	$8,824
Cash paid for income taxes	2,740	390
Disclosure of non-cash information:
Debt issuance costs	$—	$3,000

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. General

Affirmative Insurance Holdings, Inc. (the Company), formerly known as Instant Insurance Holdings, Inc., was incorporated in Delaware in June 1998. The Company is a provider of non-standard personal automobile insurance policies for individual consumers in targeted geographic areas. The Company currently distributes insurance policies through approximately 5,000 independent agents or brokers in 7 states (Louisiana, Texas, California, Alabama, Illinois, Indiana and Missouri).

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

The Company incurred losses from operations over the last five years, including an operating loss of $26.5 million for the nine months ended September 30, 2014. Losses over this period were primarily due to underwriting losses, significant revenue declines, expenses declining less than the amount of revenue declines, and goodwill impairments. The losses from operations were the result of prior pricing issues in some states in which the Company has taken significant pricing and underwriting actions to address profitability, losses from states that the Company has exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses.

The senior secured and subordinated credit facilities contain quarterly debt covenants that set forth, among other things, minimum risk-based capital requirements for the Company’s insurance subsidiaries as well as minimum cash flow requirements for the Company’s non-regulated businesses. The Company breached its risk-based capital ratio covenant under both the senior secured facility and the subordinated secured facility as of September 30, 2014. The lenders under both facilities agreed to waive all defaults and events of default arising out of such breach. Except for the minimum risk-based capital requirement for which the Company obtained a waiver for default, the Company was in compliance with the covenants as of September 30, 2014. However, it is probable the Company will not meet certain of these covenants in future periods. If the Company is unable to maintain compliance with the covenants or obtain a forbearance or waiver of any non-compliance or amend the agreements to change such covenants, the lenders could declare all amounts outstanding under the facilities to be immediately due and payable. If the Company’s lenders declare the amounts outstanding to be immediately due and payable, it would have a material adverse effect on the Company’s operations and the Company’s creditors and stockholders.

The Company has taken actions to address its liquidity concerns including:

•	Sale of retail business – On September 30, 2013, the Company sold its retail agency distribution business for $101.9 million plus the potential to receive an additional $20.0 million of cash proceeds (See Note 4).

•	Debt refinancing – The Company used proceeds from the sale of the retail agency distribution business and two new debt arrangements to replace the existing senior secured credit facility. The Company’s new debt arrangement consists of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017 (See Note 8).

•	Management has taken and will continue to pursue appropriate actions to improve the underwriting results; however, there can be no assurance that this will occur.

•	Management has obtained sufficient quota-share reinsurance to allow the Company to maintain written premium capacity through 2014.

The Company’s recent history of recurring losses from operations and its probable failure to comply with certain financial covenants in its senior secured and subordinated credit facilities in the foreseeable future raises substantial doubt about the Company’s ability to continue as a going concern.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. Insurance contracts have been excluded from the scope of the guidance, which is effective for fiscal years beginning after December 15, 2016. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial position or results of operations.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, this ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the adoption of this standard to have a material impact on the disclosures in the consolidated financial statements.

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

The additional $20.0 million of proceeds may be used to pay down debt or infuse capital into Affirmative Insurance Company (AIC). The additional proceeds are contingent on AIC meeting certain risk-based capital thresholds and maintaining the obligations of the distribution agreement. The risk-based capital measurement began as of June 30, 2014 for up to $10.0 million of additional proceeds and the remaining balance up to $20.0 million can be achieved on any following quarterly measurement date through December 31, 2015. These contingent proceeds will be recognized as risk-based capital measurement thresholds are achieved. During the three months ended September 30, 2014, $10.0 million of contingent proceeds were received of which, $9.9 million was used to infuse capital into AIC and $0.1 million was used to pay down the senior secured credit facility.

The Company realized a pretax gain on the sale of the retail agency distribution business of $10.0 million and $65.3 million during the three months ended September 30, 2014 and 2013, respectively.

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

Amortized Cost and Fair Value

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at September 30, 2014 and December 31, 2013, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014
U.S. Treasury and government agencies	$8,659	$40	$(41)	$8,658
Mortgage-backed securities	3,765	23	(76)	3,712
States and political subdivisions	2,088	45	—	2,133
Corporate debt securities	29,727	168	(78)	29,817
Certificates of deposit	3,360	13	(2)	3,371

Total	$47,599	$289	$(197)	$47,691

December 31, 2013
U.S. Treasury and government agencies	$17,830	$55	$(51)	$17,834
Mortgage-backed securities	4,023	4	(47)	3,980
States and political subdivisions	3,265	68	—	3,333
Corporate debt securities	32,458	135	(310)	32,283
Certificates of deposit	4,860	32	(1)	4,891

Total	$62,436	$294	$(409)	$62,321

For additional disclosures regarding methods and assumptions used in estimating fair values of these securities see Note 15.

Maturities

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at September 30, 2014 by contractual maturity were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Fixed maturities:
Due in one year or less	$11,643	$11,711
Due after one year through five years	29,842	29,922
Due after five years through ten years	2,174	2,174
Due after ten years	175	172
Mortgage-backed securities	3,765	3,712

Total	$47,599	$47,691

Gross Realized Gains and Losses

Gross realized gains and losses on available-for-sale investments for the nine months ended September 30 were as follows (in thousands):

	2014	2013
Gross gains	$47	$40
Gross losses	(6)	(8)

Total	$41	$32

Unrealized Losses

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at September 30, 2014 and December 31, 2013, the estimated fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	September 30, 2014
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$2,530	$(8)	$1,975	$(33)	$4,505	$(41)
Mortgage-backed securities	1,404	(20)	1,323	(56)	2,727	(76)
Corporate debt securities	5,443	(29)	5,206	(49)	10,649	(78)
Certificates of deposit	1,598	(2)	—	—	1,598	(2)

Total	$10,975	$(59)	$8,504	$(138)	$19,479	$(197)

	December 31, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$13,220	$(51)	$—	$—	$13,220	$(51)
Mortgage-backed securities	3,403	(47)	—	—	3,403	(47)
Corporate debt securities	23,410	(310)	—	—	23,410	(310)
Certificates of deposit	849	(1)	—	—	849	(1)

Total	$40,882	$(409)	$—	$—	$40,882	$(409)

The Company’s portfolio contained approximately 61 and 53 individual investment securities that were in an unrealized loss position as of September 30, 2014 and December 31, 2013, respectively.

The unrealized losses at September 30, 2014 were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. On a quarterly basis, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, duration and extent to which the fair value is less than cost. If the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment may be triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). The Company also considers potential adverse conditions related to the financial health of the issuer based on rating agency actions. As a result of management’s quarterly analyses for the nine-month period ended September 30, 2014 and the year ended December 31, 2013, no individual securities were considered other-than-temporarily impaired.

Restricted Investments

As of September 30, 2014, certificates of deposit in the amount of $3.4 million were pledged as collateral associated with the capital lease related to certain computer software, software licenses, and hardware used in the Company’s insurance operations. See Note 9 for discussion of the associated capital lease obligation.

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

Quota-share agreements

In 2011, the Company entered into a quota-share agreement with a third-party reinsurance company under which the Company ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $82.0 million during the year ended December 31, 2012, and this agreement was extended under the same terms through March 31, 2013 and terminated on a cutoff basis as of April 1, 2013. Upon termination, the Company recorded $27.2 million of returned premium, net of $7.7 million of deferred ceding commissions. Written premiums under this agreement during 2013 represented a return of previously ceded premiums totaling $5.5 million. Written premiums ceded under this agreement totaled $99.3 million.

In 2013, the Company entered into a new quota-share agreement with the same third-party reinsurance company effective March 31, 2013, under which the Company ceded 40% for the same four states as the expiring agreement. This agreement was amended effective June 30, 2013, under which the Company ceded an additional 40% for the same four states for the remainder of 2013. This agreement was further amended to provide a $10.0 million reduction in ceded premiums in the fourth quarter. Written premiums ceded under this agreement totaled $145.8 million during the year ended December 31, 2013. This agreement terminated on January 1, 2014, resulting in the return of $47.2 million unearned premiums, net of $13.9 million of ceding commissions. Written premiums ceded under the agreement totaled $98.6 million.

Effective December 31, 2013, the Company entered into a reinsurance agreement with four third-party reinsurance companies. Under this agreement, the Company ceded 20% of premiums and losses in Alabama, Illinois, Louisiana and Texas, and 60% in California on policies in force on December 31, 2013 or written or renewed on and after that date. Written premiums ceded under this agreement totaled $22.2 million as of December 31, 2013. On January 1, 2014, the quota-share rate increased to 60% for all business in force in these same states and for new and renewal business. On June 30, 2014, the reinsurance agreement was terminated, resulting in the return of $51.7 million of unearned premiums, net of $14.5 million of ceding commissions. Written premiums ceded under the agreement totaled $95.9 million.

Effective June 30, 2014, a new reinsurance agreement with five third-party reinsurance companies was put in place to cede 85% of all business in force in these same states and for new and renewal business through June 30, 2015. The new agreement allows for a reduction in the quota-share rate on January 1, 2015 to as low as 50% at the option of the Company. Written premiums ceded under this agreement totaled $141.0 million through September 30, 2014.

Assumed Reinsurance

Prior to 2013, the Company assumed reinsurance from a Texas county mutual insurance company (the county mutual) whereby the Company assumed 100% of the policies issued by the county mutual for business produced by the Company’s owned general agents. The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. AIC has established a trust to secure the Company’s obligation under this reinsurance contract with a balance of $4.3 million and $15.0 million as of September 30, 2014 and December 31, 2013, of which $0.1 million and $3.6 million was held in cash equivalents as of September 30, 2014 and December 31, 2013, respectively. On January 1, 2013, the Company terminated this agreement on a cut-off basis and unearned premium of $11.8 million was returned to the ceding company.

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Three Months Ended September 30,
	2014			2013
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$82,292	$82,100	$83,779	$78,061	$74,560	$65,518
Reinsurance assumed/(returned)	—	—	—	—	—	(319)
Reinsurance ceded	(67,924)	(67,826)	(52,926)	(44,950)	(43,758)	(31,474)

Total	$14,368	$14,274	$30,853	$33,111	$30,802	$33,725

	Nine Months Ended September 30,
	2014			2013
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$257,200	$247,138	$206,871	$231,921	$206,835	$160,834
Reinsurance assumed/(returned)	—	—	5	(11,812)	—	4
Reinsurance ceded	(168,326)	(164,312)	(113,911)	(110,437)	(85,043)	(57,307)

Total	$88,874	$82,826	$92,965	$109,672	$121,792	$103,531

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Selling, general and administrative expenses	$8,245	$13,734	$37,080	$27,485

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Losses and loss adjustment expense reserves	$84,961	$72,366
Unearned premium reserve	73,395	69,381

Total	$158,356	$141,747

Receivable from reinsurers

The table below presents the total amount of receivables due from reinsurers as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Quota-share reinsurers for agreements effective June 30, 2014	$115,703	$—
Michigan Catastrophic Claims Association	29,572	34,878
Quota-share reinsurers for agreements effective December 31, 2013	25,457	22,218
Vesta Insurance Group	13,842	13,435
Quota-share reinsurer for agreements effective September 1, 2011 and March 31, 2013	2,546	91,879
Excess of loss reinsurers	1,224	3,413
Quota-share reinsurer for agreements effective January 1, 2011 and other	2,968	(4)

Total reinsurance receivable	$191,312	$165,819

The quota-share reinsurers and the excess of loss reinsurers all have at least A- ratings from A.M. Best. Accordingly, the Company believes there is minimal credit risk related to these reinsurance receivables. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), AIC had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. At September 30, 2014, the VFIC Trust held $16.6 million (after cumulative withdrawals of $9.0 million through September 30, 2014), consisting of a U.S. Treasury money market account held in cash and cash equivalents, to collateralize the $13.8 million net recoverable from VFIC.

At September 30, 2014, $0.2 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC under a reinsurance agreement with a VIG-affiliated company. Affirmative established a trust account to secure the Company’s obligations under this reinsurance contract, which currently holds $15.7 million in a money market cash equivalent account (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through September 2014, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through September 2014.

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

VIG indemnified the Company for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of September 30, 2014, all such unaffiliated reinsurers had A.M. best ratings of A- or better. The Company had reinsurance recoverable from VIG of $2.0 million and $2.2 million as of September 30, 2014 and December 31, 2013, respectively.

7. Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commissions and premium taxes, net of ceding commission income, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization expense were as follows for the three months ended September 30, 2014 and 2013 (in thousands):

	Gross	Ceded	Net Asset (Liability)
Balance at July 1, 2014	$15,614	$(20,520)	$(4,906)
Additions	14,338	(18,951)	(4,613)
Amortization	(14,003)	18,922	4,919

Ending balance at September 30, 2014	$15,949	$(20,549)	$(4,600)

	Gross	Ceded	Net Asset (Liability)
Balance at July 1, 2013	$8,908	$(14,398)	$(5,490)
Additions	8,802	(13,218)	(4,416)
Amortization	(8,304)	12,864	4,560

Ending balance at September 30, 2013	$9,406	$(14,752)	$(5,346)

The components of deferred policy acquisition costs and the related amortization expense were as follows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Gross	Ceded	Net Asset (Liability)
Balance at January 1, 2014	$12,587	$(20,131)	$(7,544)
Additions	45,779	(46,157)	(378)
Amortization	(42,417)	45,739	3,322

Ending balance at September 30, 2014	$15,949	$(20,549)	$(4,600)

Balance at January 1, 2013	$7,111	$(7,013)	$98
Additions	25,040	(32,467)	(7,427)
Amortization	(22,745)	24,728	1,983

Ending balance at September 30, 2013	$9,406	$(14,752)	$(5,346)

8. Debt

The Company’s long-term debt instruments and balances outstanding at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,117	20,126

Total notes payable	76,819	76,828
Senior secured credit facility effective September 2013, net of discount	29,375	33,523
Subordinated secured credit facility	15,777	13,650
Mortgage payable	2,267	3,562

Total long-term debt	$124,238	$127,563

Notes payable

The $30.9 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of September 30, 2014 was 3.83%.

The $25.8 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of September 30, 2014 was 3.78%.

On February 28, 2012, the Company exercised its right to defer interest payments on the two notes payable mentioned above beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to the Company’s unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of September 30, 2014. The Company will continue to accrue interest on the principal during the interest deferral period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the interest deferral period and totaled $6.3 million as of September 30, 2014.

The $20.1 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.95%. The interest rate as of September 30, 2014 was 4.18%.

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

The Company made principal payments on the senior secured facility of $5.0 million in November 2013, $5.0 million in April 2014, and $0.1 million in September 2014. As of September 30, 2014, the principal balance of the senior secured credit facility was $29.9 million. The senior secured credit facility was issued at a discount of $2.0 million that is amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016. Prepayments under this agreement are applied to the earliest payments due. The next payment due is $1.4 million on December 31, 2014.

The Company breached its risk-based capital ratio covenant under both the senior secured facility and the subordinated secured facility as of September 30, 2014. However, the lenders under both facilities agreed to waive all defaults and events of default arising out of such breach. In addition, the Company agreed to amend its senior secured facility to increase the pricing from the adjusted LIBOR rate floor plus 7.25% to the adjusted LIBOR rate floor plus 9.25% effective September 30, 2014. The interest rate on the senior secured facility as of September 30, 2014 is 10.50%. Finally, the Company paid a 0.50% fee to the senior facility lenders that approved the amendment and will pay an additional 0.50% fee to the senior facility lenders on March 31, 2015.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of September 30, 2014 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. Accrued interest is added to the outstanding principal balance until the senior secured credit facility is paid. Capitalized interest totaling $2.8 million was added to the principal balance from inception through September 30, 2014.

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

9. Capital Lease Obligation

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

In October 2012, one of the Lessors terminated their capital lease agreement with the Company. In December 2012, the Lessor conveyed all rights and interest in the leased property to the Company.

The remaining lease term for both capital leases is 8 months with monthly rental payments totaling approximately $0.6 million. Cash and securities pledged as collateral and held as available-for-sale securities were $6.4 million and $5.9 million as of September 30, 2014 and December 31, 2013, respectively.

Property under capital lease consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Computer software, software licenses and hardware	$34,212	$34,212
Accumulated depreciation	(27,191)	(23,971)

Computer software, software licenses and hardware, net	$7,021	$10,241

Estimated future lease payments for the years ending December 31 (in thousands):

2014	$1,703
2015	3,124

Total estimated future lease payments	4,827
Less: Amount representing interest	(122)

Present value of future lease payments	$4,705

10. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current tax expense (benefit)	$(1,735)	$4,195	$(1,810)	$4,396
Deferred tax expense	—	(3,314)	—	(3,178)

Net income tax expense (benefit)	$(1,735)	$881	$(1,810)	$1,218

The Company’s effective tax rate differed from the statutory rate of 35% for the three and nine months ended September 30 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income (loss) before income taxes	$(19,490)	$48,499	$(26,143)	$44,070
Tax provision computed at the federal statutory income tax rate	(6,824)	16,975	(9,153)	15,425
Increases (reductions) in tax resulting from:
Tax-exempt interest	(2)	(4)	(10)	(13)
State income taxes	(1,571)	3,453	(1,758)	3,593
Valuation allowance	6,657	(19,552)	9,081	(17,811)
Other	5	9	30	24

Income tax expense (benefit)	$(1,735)	$881	$(1,810)	$1,218

Effective tax rate	(8.9%)	1.8%	(6.9%)	2.8%

The Company’s gross deferred tax assets prior to recognition of valuation allowance were $96.2 million and $90.0 million at September 30, 2014 and December 31, 2013, respectively. In assessing the realizability of its deferred tax assets, the Company considered whether it was more likely than not that its deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, the Company began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $94.8 million and $84.8 million at September 30, 2014 and December 31, 2013, respectively.

11. Legal and Regulatory Proceedings

The Company and its subsidiaries are named from time to time as parties in various legal actions arising in the ordinary course of the Company’s business and arising out of or related to claims made in connection with the Company’s insurance policies and claims handling. Except as set forth below and in the Company’s Forms 10-Q for the quarters ended March 31, 2014 and June 30, 2014, there are no material changes with respect to legal and regulatory proceedings previously disclosed in Item 3 and Note 15 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2013.

On October 21, 2014, Affirmative Insurance Company (AIC) filed a complaint for breach of contract and declaratory judgment in the U.S. District Court for the District of South Carolina, styled Affirmative Insurance Company v. Travis K. Williams, et al. The lawsuit arises out of AIC’s defense of its insured who was involved in a fatal automobile accident in November 2007. Plaintiffs in the underlying lawsuits have threatened bad faith litigation against AIC based on their belief that they will obtain an excess judgment against AIC’s insured in the future. AIC believes the allegation of bad faith lacks merit and intends to defend itself vigorously should an excess verdict be obtained and a bad faith action pursued. Further, AIC asserts that its insured breached the insurance policy by, among other things, failing to cooperate in the defense of the underlying lawsuit and entering into competing settlement negotiations with plaintiffs in the underlying lawsuit. AIC seeks a finding that defendants breached the insurance policy, a declaration that AIC has no duty to defend or indemnify the insured in the underlying lawsuits, and a declaration that AIC has not acted in bad faith under South Carolina law. The probability of the outcome is currently not determinable and the range of potential loss cannot be made at this time.

On March 20, 2013, the Company was served with a Class Action Petition for Damages and Penalties for Arbitrary and Capricious Behavior filed in the 13th Judicial District Court, Parish of Evangeline, Louisiana against USAgencies Casualty Insurance Company (USAgencies), a wholly-owned subsidiary of AIC. The named plaintiffs allege that the denial of their first-party property damage claim based on USAgencies’ policy exclusion for driving under the influence of alcohol was arbitrary and capricious, and that USAgencies’ enforcement of the subject policy exclusion violates Louisiana public policy. On August 2, 2013, the Court ruled that USAgencies’ policy exclusion violated Louisiana public policy and was unenforceable. USAgencies pursued an appeal of this ruling in the Louisiana Third Circuit Court of Appeal. On June 4, 2014, the Louisiana Third Circuit Court of Appeal entered its opinion reversing the lower court ruling and finding in favor of USAgencies on all claims. Plaintiff filed a writ to appeal to the Louisiana Supreme Court, which was denied on October 3, 2014, rendering the Third Circuit’s decision in the Company’s favor final. This matter is now closed.

12. Net Income (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares are calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Stock options outstanding of 1,537,999 for the three and nine months ended September 30, 2014 and stock options outstanding of 1,195,883 for the three and nine months ended September 30, 2013 respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock or there was a net loss from operations in the period thus the inclusion would have been anti-dilutive. Diluted earnings per share are calculated using the treasury stock method.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(17,755)	$47,618	$(24,333)	$42,852

Denominator:
Weighted average common shares outstanding	15,572	15,408	15,471	15,408
Weighted average effect of dilutive securities	—	364	—	123

Total diluted weighted average shares outstanding	15,572	15,772	15,471	15,531

Basic income (loss) per common share:	$(1.14)	$3.09	$(1.57)	$2.78

Diluted income (loss) per common share:	$(1.14)	$3.02	$(1.57)	$2.76

On February 12, 2014, 472,000 shares of Affirmative’s common stock were issued on a restricted basis to executives of the Company. On April 8, 2014, 24,999 of vested stock options were exercised by a former employee. On August 11, 2014, 250,000 of vested stock options were exercised by a former employee.

13. Related Party Transactions

On September 30, 2013, the Company entered into a $10.0 million subordinated secured credit facility with JCF AFFM Debt Holdings, L.P., as Administrative Agent and Collateral Agent. JCF AFFM Debt Holdings, L.P. is an affiliate of J.C. Flowers & Co. LLC and New Affirmative LLC, the Company’s majority shareholder.

14. Disclosures for Items Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of accumulated other comprehensive income (loss), including reclassification adjustments for the nine months ended September 30, 2014 and 2013 (in thousands):

	2014	2013
Beginning balance	$(1,654)	$(998)
Other comprehensive income (loss) before reclassifications	248	(519)
Amounts reclassified from accumulated other comprehensive income (loss)	(41)	(32)

Net current period other comprehensive income (loss)	207	(551)

Ending balance	$(1,447)	$(1,549)

Net gain in accumulated other comprehensive income (loss) reclassifications for previously unrealized net gains on available-for-sale securities was $27,000 and $41,000 for the three and nine months ended September 30, 2014, respectively. Net gain in accumulated other comprehensive income (loss) reclassifications for previously unrealized net gains on available-for-sale securities was $9,000 and $32,000 for the three and nine months ended September 30, 2013, respectively. The gain was not net of any taxes due to the valuation allowance for deferred income taxes.

15. Fair Value of Financial Instruments

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

Financial assets measured at fair value on a recurring basis

The following table provides information as of September 30, 2014 about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$8,658	$8,658	$—	$—
Mortgage-backed securities	3,712	—	3,712	—
States and political subdivisions	2,133	—	2,133	—
Corporate debt securities	29,817	—	29,817	—
Certificates of deposit	3,371	—	3,371	—

Total investment securities	47,691	8,658	39,033	—
Other invested assets	4,415	—	—	4,415

Total assets	$52,106	$8,658	$39,033	$4,415

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

Fair value measurements for assets in Level 3 for the three months ended September 30, 2014 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at July 1, 2014	$4,328
Transfers into Level 3	—
Total gains included in earnings as net investment income	87
Settlements	—

Balance at September 30, 2014	$4,415

Fair value measurements for assets in Level 3 for the three months ended September 30, 2013 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at July 1, 2013	$3,926
Transfers into Level 3	—
Total gains included in earnings as net investment income	65
Settlements	—

Balance at September 30, 2013	$3,991

Fair value measurements for assets in Level 3 for the nine months ended September 30, 2014 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2014	$4,085
Transfers into Level 3	—
Total gains included in earnings as net investment income	330
Settlements	—

Balance at September 30, 2014	$4,415

Fair value measurements for assets in Level 3 for the nine months ended September 30, 2013 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2013	$3,390
Transfers into Level 3	—
Total gains included in earnings as net investment income	601
Settlements	—

Balance at September 30, 2013	$3,991

The Company did not have any transfers between Levels 1 and 2 during the three or nine month periods ended September 30, 2014 or 2013.

Financial Instruments Disclosed, But Not Carried, At Fair Value

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

The following table presents the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at September 30, 2014 and the level within the fair value hierarchy (in thousands):

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$23,723	$23,723	$23,723	$—	$—
Fiduciary and restricted cash	6,224	6,224	6,224	—	—

Total	$29,947	$29,947	$29,947	$—	$—

Liabilities:
Notes payable	$76,819	$14,423	$—	$—	$14,423
Senior secured credit facility	29,375	29,035	—	—	29,035
Subordinated secured credit facility	15,777	13,269	—	—	13,269
Mortgage payable	2,267	2,267	—	—	2,267

Total	$124,238	$58,994	$—	$—	$58,994

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

As of September 30, 2014, our subsidiaries included insurance companies licensed to write insurance policies in 39 states, two underwriting agencies and a service company. We are also party to an agreement with an unaffiliated underwriting agency that distributes our policies in the state of California. We distribute and service non-standard insurance policies underwritten by a Texas county mutual insurance company. Prior to the sale of our retail agency distribution business on September 30, 2013, we also provided premium financing services and distributed third-party insurance products and services. We are currently distributing insurance policies through approximately 5,000 independent agents or brokers including the retail agency stores sold. We currently operate in seven states (Louisiana, Texas, California, Alabama, Illinois, Indiana and Missouri).

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

We incurred losses from operations over the last five years, including an operating loss of $26.5 million for the nine months ended September 30, 2014. Losses over this period were primarily due to underwriting losses, significant revenue declines, expenses declining less than the amount of revenue declines, and goodwill impairments. The losses from operations were the result of prior pricing issues in some states in which we have taken significant pricing and underwriting actions to address profitability, losses from states that we have exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses.

The senior secured and subordinated credit facilities contain quarterly debt covenants that set forth, among other things, minimum risk-based capital requirements for our insurance subsidiaries as well as minimum cash flow requirements for our non-regulated businesses. We breached the risk-based capital ratio covenant under both the senior secured facility and the subordinated secured facility as of September 30, 2014. The lenders under both facilities agreed to waive all defaults and events of default arising out of such breach. Except for the minimum risk-based capital requirement for which we obtained a waiver for default, we were in compliance with the covenants as of September 30, 2014. However, it is probable that we will not meet certain of these covenants in future periods. If we are unable to maintain compliance with the covenants or obtain a forbearance or waiver of any non-compliance or amend the agreements to change such covenants, the lenders could declare all amounts outstanding under the facilities to be immediately due and payable. If our lenders declare the amounts outstanding to be immediately due and payable, it would have a material adverse effect on our operations and our creditors and stockholders.

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

Our recent history of recurring losses from operations and our probable failure to comply with certain financial covenants in our senior secured and subordinated credit facilities in the foreseeable future raises substantial doubt about the Company’s ability to continue as a going concern.

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

The additional $20.0 million of proceeds may be used to pay down debt or infuse capital into Affirmative Insurance Company (AIC). The additional proceeds are contingent on AIC meeting certain risk-based capital thresholds and maintaining the obligations of the distribution agreement. The risk-based capital measurement began as of June 30, 2014 for up to $10.0 million of additional proceeds and the remaining balance up to $20.0 million can be achieved on any following quarterly measurement date through December 31, 2015. These contingent proceeds will be recognized as risk-based capital measurement thresholds are achieved. During the three months ended September 30, 2014, $10.0 million of contingent proceeds were received of which, $9.9 million was used to infuse capital into AIC and $0.1 million was used to pay down the senior secured credit facility.

We realized a pretax gain on the sale of the retail agency distribution business of $10.0 million and $65.3 million during the three months ended September 30, 2014 and 2013, respectively. Our consolidated results of operations include the retail business’s results of operations through the date of the sale, September 30, 2013.

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

Premiums. One measurement of our performance is the level of gross written premiums managed. The following table displays our gross written premiums managed and assumed by state (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Louisiana	$30,931	$30,368	$98,445	$92,051
Texas	25,620	14,731	77,694	30,623
California	19,839	20,247	62,557	54,775
Alabama	6,493	6,495	20,282	21,065
Illinois	3,569	4,121	12,294	13,999
Indiana	1,520	1,446	4,501	5,404
Missouri	836	644	2,527	2,163
Other	9	9	32	29

Total written premium managed	88,817	78,061	278,332	220,109
Less: Texas written premium not underwritten	6,525	—	21,132	—

Gross underwritten premiums	$82,292	$78,061	$257,200	$220,109

Total gross written premiums managed for the three months ended September 30, 2014 increased $10.8 million, or 13.8%, compared with the prior year quarter. Total gross written premiums managed for the nine months ended September 30, 2014 increased $58.2 million, or 26.5%, compared with the prior year period. The increase was primarily due to an increase in renewal policies as well as pricing increases taken over the last year. The growth in renewal policies was primarily caused by the significant increase in new policies that began in the second half of 2012 and continued through the majority of 2013. The growth in renewal policies is important to our business as those policies historically have a significantly lower loss ratio than new business policies. For the first nine months of 2014, new business policy counts declined in all states, except Missouri, compared with the same period in 2013.

The following table reflects the premiums ceded and assumed under reinsurance agreements in our consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Direct premiums written	$82,292	$78,061	$257,200	$231,921
Returned premiums	—	—	—	(11,812)

Gross written premiums	82,292	78,061	257,200	220,109
Ceded premiums written	(67,924)	(44,950)	(168,326)	(110,437)

Net premiums written	$14,368	$33,111	$88,874	$109,672

Total net premiums written for the three months ended September 30, 2014 decreased $18.7 million, or 56.6%, compared with the prior year quarter. Total net premiums written for the nine months ended September 30, 2014 decreased $20.8 million, or 19.0%, compared with the prior year period. The decrease was primarily due to changes in the amount of quota-share reinsurance, which was partially offset by the growth in direct premiums written. Net premiums written was impacted by the termination of the March 2013 quota-share reinsurance contract on January 1, 2014 with the return of $47.2 million in unearned premiums and the termination of the December 2013 quota-share reinsurance contract on June 30, 2014 with the return of $51.7 million in unearned premiums. Offsetting this increase was the new reinsurance agreement entered into on June 30, 2014 to cede 85% of business written in our five largest states. The prior year period was impacted by the termination of a reinsurance agreement with a county mutual on January 1, 2013, which reduced gross written premiums by $11.8 million.

Reinsurance. In 2011, we entered into a quota-share agreement with a third-party reinsurance company under which we ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $82.0 million during the year ended December 31, 2012, and this agreement was extended under the same terms through March 31, 2013 and terminated on a cutoff basis as of April 1, 2013. Upon termination, we recorded $27.2 million of returned premium, net of $7.7 million of deferred ceding commissions. Written premiums under this agreement during 2013 represented a return of previously ceded premiums totaling $5.5 million. Written premiums ceded under this agreement totaled $99.3 million.

In 2013, we entered into a new quota-share agreement with the same third-party reinsurance company effective March 31, 2013, under which we ceded 40% for the same four states as the expiring agreement. This agreement was amended effective June 30, 2013, under which we ceded an additional 40% for the same four states for the remainder of 2013. This agreement was further amended to provide a $10.0 million reduction in ceded premiums in the fourth quarter. Written premiums ceded under this agreement totaled $145.8 million during the year ended December 31, 2013. This agreement terminated on January 1, 2014, resulting in the return of $47.2 million unearned premiums, net of $13.9 million of ceding commissions. Written premiums ceded under the agreement totaled $98.6 million.

Effective December 31, 2013, we entered into a reinsurance agreement with four third-party reinsurance companies. Under this agreement, we ceded 20% of premiums and losses in Alabama, Illinois, Louisiana and Texas, and 60% in California on policies in force on December 31, 2013 or written or renewed on and after that date. Written premiums ceded under this agreement totaled $22.2 million as of December 31, 2013. On January 1, 2014, the quota-share rate increased to 60% for all business in force in these same states and for new and renewal business. On June 30, 2014, the reinsurance agreement was terminated resulting in the return of $51.7 million of unearned premiums, net of $14.5 million of ceding commissions. Written premiums ceded under the agreement totaled $95.9 million.

Effective June 30, 2014, a new reinsurance agreement with five third-party reinsurance companies was put in place to cede 85% of all business in force in these same states and for new and renewal business through June 30, 2015. The new agreement allows for a reduction in the quota-share rate on January 1, 2015 to as low as 50% at our option. Written premiums ceded under this agreement totaled $141.0 million since inception through September 30, 2014.

RESULTS OF OPERATIONS

We had a net loss of $17.8 million and net income of $47.6 million for the three months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014, we adjusted our prior period reserves resulting in expenses of $21.7 million. These expenses were comprised of an $11.9 million increase in loss and loss adjustment expenses and a $9.8 million increase in selling, general and administrative expenses due to a reduction in ceding commissions from our quota share reinsurance agreements. In addition, and as a result of the prior period reserve increase, we increased current accident year reserves. These increases were partially offset by a $10.0 million gain on sale from the sale of our retail operations as we received a portion of the contingent sales proceeds during the quarter.

We had a net loss of $24.3 million and net income of $42.9 million for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, we adjusted our prior period reserves resulting in additional expenses of $29.6 million. These expenses were comprised of an $17.7 million increase in loss and loss adjustment expenses and a $11.9 million increase in selling, general and administrative expenses due to a reduction in ceding commissions from our quota share reinsurance agreements.

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

Total revenues for the three months ended September 30, 2014 decreased $27.9 million, or 52.4%, compared with the three months ended September 30, 2013. The decrease was due to the increase in the ceding percentage under our quota-share reinsurance agreements in 2014 and the sale of our retail operations as of September 30, 2013.

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the current quarter decreased $16.5 million, or 53.7%, to $14.3 million compared with the prior year quarter of $30.8 million. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our distribution channels in both current and previous periods. The decrease reflects the increases in quota-share reinsurance effective January 1, 2014 and June 30, 2014.

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

The following sets forth the components of consolidated commission income, fees and managing general agent revenue earned for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2014	2013
Insurance fees:
Policyholder fees	$9,146	$9,277
Managing general agent revenue	1,039	2,249
Commissions and fees	187	—
Former retail business fees:
Premium finance revenue	—	5,036
Commissions and fees	—	4,363
Agency fees	—	1,033

Total commission income, fees and managing general agent revenue	$10,372	$21,958

Commission income, fees and managing general agent revenue for the current quarter decreased $11.6 million, or 52.8%, compared with the prior year quarter. The decrease was due to the sale of our former retail business in September 2013. Managing general agent revenue decreased $1.2 million, or 53.8%, compared with the prior year quarter. Managing general agent revenue is related to the Texas county mutual book of business that we manage, but no longer assume the underwriting risk beginning January 1, 2013.

Net Investment Income and Other Income. Net investment income includes income on our portfolio of debt securities and net rental income from our investment in real property. Net investment income for the current quarter increased $0.2 million, or 31.0%, compared with the prior year quarter. The increase was primarily due to an increase in the annualized average investment yield of 18.1% to 1.63% in the current quarter, compared with 1.38% in the prior year quarter. This was partially offset by the 10.4% decrease in total average invested assets to $46.1 million during the current quarter from $51.4 million in the prior year quarter.

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

Net losses and loss adjustment expenses for the current quarter decreased $2.9 million, or 8.5%, compared with the prior year quarter. The percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 216.1% in the current quarter, compared with 109.5% in the prior year quarter. The current year quarter included $11.9 million of unfavorable prior period development primarily related to Louisiana and Texas losses from 2013 and 2012, which was primarily due to increases in estimated severity of liability claims. In the prior year quarter, there was $7.0 million of prior period development. Excluding prior period development, the current quarter loss ratio was 132.9%, compared with 86.9% for the prior year quarter. The increase in the current quarter loss ratio was due to our increasing of 2014 losses based on the prior period development and the increase in reinsurance.

	Three Months Ended September 30,
	2014	2013
Loss ratio – current quarter	132.9%	86.9%
Adverse loss ratio development – prior period business	83.2	22.6

Reported loss ratio	216.1%	109.5%

The use of quota-share reinsurance overstates the net loss ratio. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 41.7 points for the current quarter and 10.1 points for the prior year quarter. Excluding the impact of prior period development and the quota-share, the net loss ratio for the current quarter was 91.2% and 76.8% for the prior year quarter.

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative expenses (SG&A). We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and former retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs, including compensation and benefits. Selling, general and administrative expenses for the current quarter decreased by $4.8 million, or 19.5%, compared to the prior year quarter. A decrease of $8.2 million resulted from the sale of the retail business which, in the prior year quarter, accounted for $5.1 million in personnel costs and $3.1 million in overhead costs such as rent, advertising, postage and other expenses. Excluding the impact of the direct costs of the retail operations, SG&A expenses increased $3.4 million, or 20.8%, compared with the prior year quarter due to the increase of $8.0 million in policy acquisition costs, which was primarily due to the commissions paid of $5.7 million to our former retail agencies that previously was eliminated and $2.2 million impact of reduced ceding commissions. This was partially offset by the decrease of $1.6 million in professional fees, $1.6 million in personnel costs and $1.4 million in other overhead costs due to management actions to reduce expenses.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended September 30,
	2014	2013
Amortization of deferred acquisition costs, net	$(4,919)	$(4,560)
Other selling, general and administrative expenses	24,659	29,085

Total selling, general and administrative expenses	$19,740	$24,525

Total as a percentage of net premiums earned	138.3%	79.6%

Beginning deferred acquisition costs, net	$(4,906)	$(5,490)
Additions, net of ceding commission	(4,613)	(4,416)
Amortization, net of ceding commissions	4,919	4,560

Ending deferred acquisition costs, net	$(4,600)	$(5,346)

Amortization of deferred acquisition costs, net, as a percentage of net premiums earned	(34.5%)	(14.8%)

Loss on Extinguishment of Debt. On September 30, 2013, we replaced our existing senior credit facility with the proceeds from the sale of the retail agency business and with proceeds from two new debt arrangements. Our new debt arrangement consisted of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017.

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

Interest Expense. Interest expense for the current quarter decreased $3.1 million, or 52.1%, compared with the prior year quarter. This decrease was primarily due to a decrease in financing costs associated with the new debt arrangement effective September 2013.

Income Taxes. Income tax benefit was $1.7 million for the current year quarter as compared to income tax expense of $0.9 million for the prior year quarter. Income tax benefit for the current year quarter was due to primarily due to the state tax benefit.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

Total revenues for the nine months ended September 30, 2014 decreased $72.0 million, or 37.9%, compared with the nine months ended September 30, 2013. The decrease was due to the increase in the ceding percentage under our quota-share reinsurance agreements in 2014 and the sale of our retail operations as of September 30, 2013.

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the nine months ended September 30, 2014 decreased $39.0 million, or 32.0%, to $82.8 million compared with the prior year period of $121.8 million. Since insurance premiums are earned over the service period of the policies, the revenue in the current period includes premiums earned on insurance products written through our distribution channels in both current and previous periods. The decrease reflects the increases in quota-share reinsurance effective January 1, 2014 and June 30, 2014.

Commission Income, Fees and Managing General Agent Revenue. The following sets forth the components of consolidated commission income, fees and managing general agent revenue earned for the current period and the prior year period (in thousands):

	Nine Months Ended September 30,
	2014	2013
Insurance fees:
Policyholder fees	$28,298	$25,884
Managing general agent revenue	3,916	7,461
Commissions and fees	459	—
Former retail business fees:
Premium finance revenue	—	16,272
Commissions and fees	—	13,048
Agency fees	—	3,326

Total commission income, fees and managing general agent revenue	$32,673	$65,991

Commission income, fees and managing general agent revenue for the current period decreased $33.3 million, or 50.5%, compared with the prior year period. The decrease was due to the sale of our former retail business in September 2013. Policyholder fees increased $2.4 million, or 9.3%, due to the higher overall volume of premiums written and an increase in California fees. Managing general agent revenue decreased $3.5 million, or 47.5%, compared with the prior year period. Managing general agent revenue is related to the Texas county mutual book of business that we manage, but no longer assume the underwriting risk beginning January 1, 2013. This business has declined as we are writing more of the Texas business within our insurance company.

Net Investment Income and Other Income. Net investment income includes income on our portfolio of debt securities and net rental income from our investment in real property. Net investment income for the current period increased $0.4 million, or 18.8%, compared with the prior year period. The increase was primarily due to a 9.3% increase in total average invested assets to $49.6 million during the current period from $45.4 million during the prior year period. The annualized average investment yield was 1.6% in the current period, compared with 1.4% in the prior year period.

Losses and Loss Adjustment Expenses. Net losses and loss adjustment expenses for the current period decreased $10.6 million, or 10.2%, compared with the prior year period. The percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 112.2% in the current period, compared with 85.0% in the prior year period. The current year period included $17.7 million of unfavorable prior period development primarily related to Louisiana, Texas, and California losses from 2013 and 2012, which was primarily due to increases in estimated severity of liability claims. In the prior year, there was $7.0 million of prior period development. Excluding prior period development, the current period loss ratio was 90.8%, compared with 79.3% for the prior year period. The increase in the current period loss ratio was due to our increasing of 2014 losses based on the prior period development and the increase in reinsurance.

	Nine Months Ended September 30,
	2014	2013
Loss ratio – current accident year	90.8%	79.3%
Adverse loss ratio development – prior period business	21.4	5.7

Reported loss ratio	112.2%	85.0%

The use of quota-share reinsurance overstates the net loss ratio. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. As such, the quota-share treaties’ impact on the loss ratio was to increase it by 17.4 points for the current period and 10.1 points for the prior year. Excluding the impact of prior period development and the quota-share, the net loss ratio for the current period was 73.4% and 69.2% for the prior year.

Selling, General and Administrative Expenses. The largest component of selling, general and administrative expenses is personnel costs, including compensation and benefits. Selling, general and administrative expenses for the current period decreased by $33.7 million, or 41.8%, compared to the prior year period. A decrease of $25.9 million resulted from the sale of the retail business which, in the prior year period, accounted for $15.6 million in personnel costs and $10.3 million in overhead costs such as rent, advertising, postage and other expenses. Excluding the impact of the direct costs of the retail operations, SG&A expenses decreased $7.8 million, or 14.3%, compared with the prior year period due to the decrease of $6.9 million in professional fees, $1.8 million in personnel costs and $6.2 million in other overhead costs due to management actions to reduce expenses. This was partially offset by the increase of $7.1 million in policy acquisition costs. Policy acquisition costs increased due to the commissions paid of $18.0 million to our former retail agencies that previously was eliminated, an increase in commission of $3.5 million to other independent agents offset by $14.1 million increase in ceding commission as a result of the increase in quota-share reinsurance.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Nine Months Ended September 30,
	2014	2013
Amortization of deferred acquisition costs, net	$(3,322)	$(1,983)
Other selling, general and administrative expenses	50,304	82,711

Total selling, general and administrative expenses	$46,982	$80,728

Total as a percentage of net premiums earned	56.7%	66.3%

Beginning deferred acquisition costs, net	$(7,544)	$98
Additions, net of ceding commission	(378)	(7,427)
Amortization, net of ceding commissions	3,322	1,983

Ending deferred acquisition costs, net	$(4,600)	$(5,346)

Amortization of deferred acquisition costs, net, as a percentage of net premiums earned	4.0%	(1.6%)

Interest Expense. Interest expense for the current period decreased $7.5 million, or 43.7%, compared with the prior year period. This decrease was primarily due to a decrease in financing costs associated with the new debt arrangement effective September 2013.

Income Taxes. Income tax benefit for the current period was $1.8 million as compared with income tax expense of $1.2 million for the prior year period. Income tax benefit for the current period was primarily due to the state tax benefit. Our gross deferred tax assets prior to recognition of valuation allowance were $96.2 million and $90.0 million at September 30, 2014 and December 31, 2013, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $94.8 million and $84.8 million at September 30, 2014 and December 31, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends, as well as payments under our tax-sharing agreement to our insurance company subsidiaries. As of September 30, 2014, we had $4.2 million of cash and cash equivalents at our holding company and non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not issue an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of September 30, 2014, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, as mentioned previously, our non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Effective January 1, 2012, the State of Illinois adopted the revised NAIC Risk-Based Capital Model Act that includes a risk-based capital trend test as another manner under which the company action level could be triggered. The test is applicable when an insurance company has a risk-based capital ratio between 200% and 300% and a combined ratio of more than 120%. If Affirmative Insurance Company (AIC) were to fail to meet the applicable risk-based capital requirements or trend test at December 31, 2014, the Company would submit an action plan to the Illinois Department of Insurance. If the Illinois Department of Insurance did not approve the plan, or the Company was not in compliance with the plan, the Director of the Illinois Department of Insurance could take one or more of the remedial actions authorized by law for such a condition. Such action by the Illinois Department of Insurance could have a material adverse effect on the Company’s operations and the interests of its creditors and stockholders.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

We incurred losses from operations over the last five years, including an operating loss of $26.5 million for the nine months ended September 30, 2014. Losses over this period were primarily due to underwriting losses, significant revenue declines, expenses declining less than the amount of revenue declines, and goodwill impairments. The losses from operations were the result of prior pricing issues in some states in which we have taken significant pricing and underwriting actions to address profitability, losses from states that we have exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses.

The senior secured and subordinated credit facilities contain quarterly debt covenants that set forth, among other things, minimum risk-based capital requirements for our insurance subsidiaries as well as minimum cash flow requirements for our non-regulated businesses. We breached the risk-based capital ratio covenant under both the senior secured facility and the subordinated secured facility as of September 30, 2014. The lenders under both facilities agreed to waive all defaults and events of default arising out of such breach. Except for the minimum risk-based capital requirement for which we obtained a waiver for default, we were in compliance with the covenants as of September 30, 2014. However, it is probable that we will not meet certain of these covenants in future periods. If we are unable to maintain compliance with the covenants or obtain a forbearance or waiver of any non-compliance or amend the agreements to change such covenants, the lenders could declare all amounts outstanding under the facilities to be immediately due and payable. If our lenders declare the amounts outstanding to be immediately due and payable, it would have a material adverse effect on our operations and our creditors and stockholders.

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

Our recent history of recurring losses from operations and our probable failure to comply with certain financial covenants in our senior secured and subordinated credit facilities in the foreseeable future raises substantial doubt about the Company’s ability to continue as a going concern.

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

In March 2013, we entered into a $4.9 million loan secured by commercial real estate to provide liquidity to AIC. The loan is evidenced by a promissory note secured by a mortgage security agreement and assignment of leases and rents on real estate located in Baton Rouge, Louisiana, which is held as investment in real property in the accompanying consolidated balance sheet. The mortgage bears interest at a per annum fixed rate of 4.95%. The mortgage requires monthly payments of principal and interest with the final payment due on the maturity date of December 15, 2015. As security for payments, we assigned rents due under the lease to a trustee. Pursuant to an escrow and servicing agreement, the trustee will receive rent due under the lease, make required payments due under the mortgage and maintain certain escrow accounts to pay for the necessary expenses of the property until the mortgage is paid in full. The principal balance of the mortgage payable was $2.3 million at September 30, 2014.

On February 28, 2012, we exercised our right to defer interest payments on selected Notes Payable beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to our unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of September 30, 2014. We will continue to accrue interest on the principal during the extension period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the extension period.

Our operating subsidiaries’ primary sources of funds are premiums received, commission, fee income and managing general agency revenue, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.

We believe that existing cash and investment balances, as well as cash flows generated from operations, and other actions taken by the Company will be adequate to meet our liquidity needs, planned capital expenditures and the debt service requirements of the senior secured credit facility and notes payable, during the 12-month period following the date of this report at both the holding company and insurance company levels. For the nine months of 2014, cash and cash equivalents decreased $20.8 million in the current period as compared with an increase of $2.4 million in the prior year period. Our net cash used in operations was $41.0 million in the current period as compared to net cash provided by operations of $0.6 million in the prior year period. This decrease was primarily due to the increases in gross written premiums ceded to reinsurers. Net cash provided by investing activities was $26.1 million in the current period as compared to net cash provided by investing activities of $64.0 million in the prior year period. The cash flows generated from investing activities were primarily due to the proceeds from the sale of the retail business. Net cash used in financing activities was $6.0 million in the current period as compared to net cash used in financing activities of $62.2 million in the prior year period. This primarily resulted from the refinancing of the Company’s senior secured credit facility effective January 2007 partially offset by the net cash proceeds received from the capital lease entered into during the first quarter.

As of September 30, 2014, the principal balance of the senior secured credit facility was $29.9 million. The senior secured credit facility was issued at a discount of $2.0 million that is amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016. Prepayments made under this agreement are applied to the earliest payments due. After the $10.1 million aggregate payments were made in November 2013 and in April and September 2014, the next payment due is $1.4 million on December 31, 2014.

We breached our risk-based capital ratio covenant under both the senior secured facility and the subordinated secured facility as of September 30, 2014. However, the lenders under both facilities agreed to waive all defaults and events of default arising out of such breach. In addition, we agreed to amend our senior secured facility to increase the pricing from the adjusted LIBOR rate floor plus 7.25% to the adjusted LIBOR rate floor plus 9.25% effective September 30, 2014. The interest rate on the senior secured facility as of September 30, 2014 is 10.50%. Finally, we paid a 0.50% fee to the senior facility lenders that approved the amendment and will pay an additional 0.50% fee to the senior facility lenders on March 31, 2015.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of September 30, 2014 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. Accrued interest is added to the outstanding principal balance until the senior secured credit facility is paid. Capitalized interest totaling $2.8 million was added to the principal balance from inception through September 30, 2014. As of September 30, 2014, the principal balance of the subordinated secured credit facility was $15.8 million.

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

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. The fair value of our fixed-income securities as of September 30, 2014 was $47.7 million. The effective average duration of the portfolio as of September 30, 2014 was 2.5 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 2.5%, or $1.2 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 2.5%, or $1.2 million, increase in the market value of our fixed-income investment portfolio.

On September 30, 2013, we replaced our existing senior credit facility with the proceeds from the sale of the retail business and with proceeds from two new debt arrangements. Our new debt arrangement consisted of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017.

As of September 30, 2014, the principal balance of the senior secured credit facility was $29.9 million. The senior secured credit facility was issued at a discount of $2.0 million that is amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016. Prepayments made under this agreement are applied to the earliest payments due. After the $10.1 million aggregate payments were made in November 2013 and in April and September 2014, the next payment due is $1.4 million on December 31, 2014.

We breached our risk-based capital ratio covenant under both the senior secured facility and the subordinated secured facility as of September 30, 2014. However, the lenders under both facilities agreed to waive all defaults and events of default arising out of such breach. In addition, we agreed to amend our senior secured facility to increase the pricing from the adjusted LIBOR rate floor plus 7.25% to the adjusted LIBOR rate floor plus 9.25% effective September 30, 2014. The interest rate on the senior secured facility as of September 30, 2014 is 10.50%. Finally, we paid a 0.50% fee to the senior facility lenders that approved the amendment and will pay an additional 0.50% fee to the senior facility lenders on March 31, 2015.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of September 30, 2014 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. Accrued interest is added to the outstanding principal balance until the senior secured credit facility is paid. Capitalized interest totaling $2.8 million was added to the principal balance from inception through September 30, 2014. As of September 30, 2014, the principal balance of the subordinated secured credit facility was $15.8 million.

Our notes payable are also subject to interest rate risk. The $30.9 million notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of September 30, 2014 was 3.83%. The $25.8 million notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of September 30, 2014 was 3.78%. The $20.1 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.95%. The interest rate as of September 30, 2014 was 4.18%.

Credit risk. An additional exposure to our investment portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At September 30, 2014 and December 31, 2013, respectively, our investments were in the following:

	September 30, 2014	December 31, 2013
Corporate debt securities	62.5%	51.8%
U.S. Treasury and government agencies	18.2	28.6
Mortgage-backed securities	7.8	6.4
Certificates of deposit	7.0	7.9
States and political subdivisions	4.5	5.3

Total	100.0%	100.0%

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	September 30, 2014		December 31, 2013
Total invested assets	$47,691		$62,321
Tax-equivalent book yield	1.63.	%	1.46%
Average duration in years	2.52		2.35
Average S&P rating	A-		A+

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

Our hedge fund investment of $4.4 million at September 30, 2014 is also subject to credit and counterparty risk, in the event that issuers of any of the underlying commercial and residential mortgage-backed securities should default. However, this investment is not material to our overall investment portfolio or consolidated assets and we have established investment policy guidelines to limit the amount of investments other than high quality fixed-income securities.

The table below presents the total amount of receivables due from reinsurers as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Quota-share reinsurers for agreements effective June 30, 2014	$115,703	$—
Michigan Catastrophic Claims Association	29,572	34,878
Quota-share reinsurers for agreements effective December 31, 2013	25,457	22,218
Vesta Insurance Group	13,842	13,435
Quota-share reinsurer for agreements effective September 1, 2011 and March 31, 2013	2,546	91,879
Excess of loss reinsurers	1,224	3,413
Quota-share reinsurer for agreements effective January 1, 2011 and other	2,968	(4)

Total reinsurance receivable	$191,312	$165,819

The quota-share reinsurers and excess of loss reinsurers all have at least A- ratings from A.M. Best. Accordingly, we believe there is minimal risk related to these reinsurance receivables.

In 2011, we entered into a quota-share agreement with a third-party reinsurance company under which we ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $82.0 million during the year ended December 31, 2012, and this agreement was extended under the same terms through March 31, 2013 and terminated on a cutoff basis as of April 1, 2013. Upon termination, we recorded $27.2 million of returned premium, net of $7.7 million of deferred ceding commissions. Written premiums under this agreement during 2013 represented a return of previously ceded premiums totaling $5.5 million. Written premiums ceded under this agreement totaled $99.3 million.

In 2013, we entered into a new quota-share agreement with the same third-party reinsurance company effective March 31, 2013, under which we ceded 40% for the same four states as the expiring agreement. This agreement was amended effective June 30, 2013, under which we ceded an additional 40% for the same four states for the remainder of 2013. This agreement was further amended to provide a $10.0 million reduction in ceded premiums in the fourth quarter. Written premiums ceded under this agreement totaled $145.8 million during the year ended December 31, 2013. This agreement terminated on January 1, 2014, resulting in the return of $47.2 million unearned premiums, net of $13.9 million of ceding commissions. Written premiums ceded under the agreement totaled $98.6 million.

Effective December 31, 2013, we entered into a reinsurance agreement with four third-party reinsurance companies. Under this agreement, we ceded 20% of premiums and losses in Alabama, Illinois, Louisiana and Texas, and 60% in California on policies in force on December 31, 2013 or written or renewed on and after that date. Written premiums ceded under this agreement totaled $22.2 million as of December 31, 2013. On January 1, 2014, the quota-share rate increased to 60% for all business in force in these same states and for new and renewal business. On June 30, 2014, the reinsurance agreement was terminated, resulting in the return of $51.7 million of unearned premiums, net of $14.5 million of ceding commissions. Written premiums ceded under the agreement totaled $95.9 million.

Effective June 30, 2014, a new reinsurance agreement with five third-party reinsurance companies was put in place to cede 85% of all business in force in these same states and for new and renewal business through June 30, 2015. The new agreement allows for a reduction in the quota-share rate on January 1, 2015 to as low as 50% at our option. Unearned premiums ceded under this agreement totaled $141.0 million through September 30, 2014.

Prior to 2013, we assumed reinsurance from a Texas county mutual insurance company (the county mutual) whereby we assumed 100% of the policies issued by the county mutual for business produced by our owned general agents. We have established a trust to secure our obligation under this reinsurance contract with a balance of $4.3 million as of June 30, 2014. On January 1, 2013, we terminated this agreement on a cut-off basis.

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

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiaries Affirmative Insurance Company (AIC) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC from VFIC under the reinsurance agreement. Accordingly, AIC and VFIC entered into a Security Fund Agreement in September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At September 30, 2014, the VFIC Trust held $16.6 million (after cumulative withdrawals of $9.0 million through September 30, 2014), consisting of a U.S. Treasury money market account, to collateralize the $13.8 million net recoverable from VFIC.

At September 30, 2014, $0.2 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC under a reinsurance agreement with VIG affiliated companies. Affirmative established a trust account to secure the Company’s obligations under this reinsurance contract, which currently holds $15.7 million in a money market cash equivalent account (the AIC Trust). Cumulative withdrawals by the Special Deputy Receiver of $2.1 million were made through September 30, 2014.

As part of the terms of the acquisition of AIC, VIG indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of September 30, 2014, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Item 4.	Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the U.S. Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2014. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

10.1* Third Amendment and Waiver to Credit Agreement dated as of November 14, 2014 and effective as of September 30, 2014, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent.

10.2* Third Amendment and Waiver to Second Lien Credit Agreement dated as of November 14, 2014 and effective as of September 30, 2014, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, JCF AFFM Debt Holdings L.P., as Administrative Agent and Collateral Agent.

31.1* Certification of Michael J. McClure, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Earl R. Fonville, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Michael J. McClure, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Earl R. Fonville, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101* The following materials from Affirmative Insurance Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Stockholders’ Deficit, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements, including detailed tagging of footnotes and schedules.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: November 14, 2014	By:	/s/ Earl R. Fonville
Earl R. Fonville
Executive Vice President and Chief Financial Officer (and in his capacity as Principal Financial Officer)