Form 10-K
period 2014-12-31
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2015-03-31
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2014), based on the price at which the common equity was last sold on such date ($2.60): $13,032,167

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: the number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 25, 2015 was 16,155,357.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2015 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days from December 31, 2014.

AFFIRMATIVE INSURANCE HOLDINGS, INC.

YEAR ENDED DECEMBER 31, 2014

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

Our subsidiaries include insurance companies licensed to write insurance policies in 39 states, two underwriting agencies and a service company. We are party to an agreement with an unaffiliated underwriting agency that distributes our policies in the state of California. We also distribute and service non-standard insurance policies underwritten by a Texas county mutual insurance company. Prior to the sale of our retail agency distribution business on September 30, 2013, we also provided premium financing services and distributed third-party insurance products and services. We are currently distributing insurance policies through approximately 5,000 independent agents or brokers including the retail agency stores sold on September 30, 2013. We currently operate in seven states (Louisiana, Texas, California, Alabama, Illinois, Indiana and Missouri). We discontinued writing business in South Carolina in 2012.

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

In Texas, we distribute non-standard insurance policies underwritten by a county mutual insurance company. Prior to 2013, this business was assumed by one of our insurance subsidiaries. Beginning in 2013, we received commission income for producing this business which was assumed by a third-party reinsurance company.

Distribution and Marketing

We distribute insurance policies through an established network of independent agencies and an unaffiliated underwriting agency. As at December 31, 2014, gross premiums managed were distributed through the following:

% of Total
Independent agencies:
Former retail agencies	40.1%
Other independent agencies:
Top ten agencies	11.2%
All other independent agencies	25.8%
Unaffiliated underwriting agency	22.9%
Total non-standard insurance policies distributed	100.0%

Former retail agencies. On September 30, 2013, we sold our retail agency distribution business to a third-party, which is now our largest independent agency relationship. In addition to selling our insurance policies to customers, the former retail agency distribution business also sold third-party insurance policies as well as complimentary and ancillary insurance products. Retail revenue generated from third-parties prior to the September 30, 2013 transaction is included in commission and fees revenue in our consolidated financial statements.

Other independent agencies. Other independent agencies sell insurance policies managed by our underwriting agencies to individual customers. Our ability to develop strong and mutually beneficial relationships with independent agencies is important to the success of our distribution strategy. We believe that strong product positioning and high service standards are key to independent agency loyalty. We foster our independent agency relationships by providing them our agency software applications designed to strengthen and expand their sales and service capabilities for our products. These software applications provide independent agencies with the ability to service their customers’ accounts and access their own commission information. We maintain strict and high standards for call answering and abandonment rate service levels in our customer service call centers. We believe the level and array of services that we offer to independent agencies creates value in their businesses.

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

Our product managers work with our actuaries who provide them with profitability and rate assessments. These actuarial evaluations are combined with economic and business modeling information and competitive intelligence monitored by our product managers to be proactive in making appropriate revisions and enhancements to our rate levels, product structures and underwriting guidelines. As part of our pricing and product management process, pricing and underwriting guidelines and policy attributes are developed by our product managers for each of the products that we administer and products underwritten by our insurance companies through underwriting agencies. These metrics are monitored on a weekly, monthly and quarterly basis to determine if there are deviations from expected results for each product. Based on the review of these metrics, our product managers make revisions and enhancements to products to help assure that our underwriting profit targets are being attained.

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

Claims Management

We believe that effective claims management is critical to our success. Our claims vision is to deliver an accurate settlement at the earliest possible time in the claims cycle in an efficient and cost effective manner. We strive to pay the right amount on every claim consistent with our contractual obligations and legal responsibilities. Our measures and behaviors are geared toward a holistic claims quality process which focuses on the outcome of the claim. We are customer focused and deliver on the promise of the insurance contract by providing prompt and fair claims handling, meeting expectations, and proactively keeping customers informed on the status of their claim.

Claims are handled directly by our employees for the insurance policies we distribute. Our primary claims operations are located in Addison, Texas and Baton Rouge, Louisiana.

We have staff appraisers positioned throughout our markets where we have sufficient market penetration. Through the utilization of well-trained field appraisal personnel, we are able to maintain tighter control of the vehicle repair process, thereby reducing the amount we pay for repairs, storage costs and auto rental costs. We have a national centralized claims unit which manages first notice of loss, salvage, subrogation and special investigations. We have an aligned audit and control function responsible to ensure compliance with our claims standards and ensure consistent claims handling throughout the organization. We defend litigation by employing staff counsel for those areas in which there is a sufficient volume of claims to make staff counsel economical and using outside counsel where it is not.

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

Competition

The non-standard personal automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete based on factors such as price, coverages offered, availability of flexible down payment arrangements and billing plans, customer service, claims handling and agent commission. We compete with other insurance companies that sell non-standard personal automobile insurance policies through independent agencies as well as with insurance companies that sell such policies directly to their customers. The independent agencies that sell our insurance products compete both with these direct writers and with other independent agencies. Therefore, our competitors are not only large national insurance companies, but also smaller regional insurance companies and independent agencies that operate in a specific region or single state in which we operate. As of December 31, 2014, the top ten non-standard insurance companies accounted for 74.1% of direct premiums earned in the $25.1 billion market segment.

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

Capital requirements. Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At December 31, 2014, three of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. The risk-based capital level of Affirmative Insurance Company (AIC) triggered a regulatory action level event under the NAIC standard. As a result, AIC is required to submit a plan to the Illinois Department of Insurance (IDOI) in April 2015 detailing corrective actions it will take to return its risk-based capital ratio to an acceptable level. Upon receipt of the plan, the IDOI may accept the plan, require further amendments to the plan or take additional regulatory action including, but not limited to, placing AIC in receivership.

State departments of insurance financial strength requirements. Various individual state departments of insurance in jurisdictions where our insurance company subsidiaries conduct business maintain specific requirements in connection with the financial strength of property and casualty insurance companies. Failure on the part of our insurance company subsidiaries to comply with these requirements could subject us to an examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. The Illinois Insurance Code includes a reserve requirement that an insurer maintain an amount of qualifying investments, as defined, at least equal to the lesser of $250.0 million or 100% of its adjusted loss reserves and loss adjustment expenses reserves, as defined. At December 31, 2014, our Illinois domiciled insurance subsidiary maintained sufficient qualifying assets to satisfy this requirement.

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

As of December 31, 2014, our insurance subsidiary, Affirmative Insurance Company (AIC) had twelve ratios outside the usual ranges.

•

One of the ratios reflects the negative operating margin reported in 2014 and over the previous two-year period. The ratio was negatively impacted by loss and loss adjustment expense (LAE) development on prior accident years ($21.2 million in 2014 and $12.3 million in 2013), as well as having higher LAE which was impacted by the increase in quota-share reinsurance in 2014.

•	One ratio was negatively impacted by investments in subsidiaries, which is excluded from the amount of liquid assets.
•	One ratio was triggered as a result of low investment yields due to the macroeconomic environment.
•	Three ratios were triggered as a result of the growth in gross written premium in 2014.
•	Three ratios were negatively impacted by the loss and LAE development on prior accident years.
•

Three ratios were triggered by a decrease in policyholders’ surplus as a result of the negative impact from the loss and LAE development on prior accident years and the increase in quota-share reinsurance in 2014.

In addition, AIC subsidiaries had three ratios outside the usual range.

•	One subsidiary had a ratio outside the usual range as a result of an investment in a subsidiary which is excluded from the amount of liquid assets.
•	Two subsidiaries had the same ratio outside the usual range as a result of having low investment yields due to the macroeconomic environment.

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

Employees

As of December 31, 2014, we employed 489 employees.

Access to Reports

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge through the “SEC Filings” link within the Investor Relations section of our website at www.affirmative.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

Item 1A.	RISK FACTORS

There is Substantial Doubt About the Company’s Ability to Continue as a Going Concern.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

The Company incurred losses from operations over the last six years, including an operating loss of $31.0 million for the year ended December 31, 2014. Losses over this period were primarily due to underwriting losses, significant revenue declines, expenses declining less than the amount of revenue declines, and goodwill impairments. The losses from operations were the result of significant new business written in 2012 and 2013, prior pricing issues in some states in which the Company has taken significant pricing and underwriting actions to address profitability, losses from states that the Company has exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses.

The senior secured and subordinated credit facilities contain quarterly debt covenants that set forth, among other things, minimum risk-based capital requirements for the Company’s insurance subsidiaries as well as minimum cash flow requirements for the Company’s non-regulated businesses. The credit facilities have been amended to waive compliance with the risk-based capital measurement requirement as of December 31, 2014 and as of March 31, 2015, and to postpone the principal payment of $3.5 million due March 31, 2015 to June 30, 2015. Except for the minimum risk-based capital requirement for which the Company obtained a waiver, the Company was in compliance with these covenants as of December 31, 2014. However, it is probable the Company will not meet certain of these covenants in future periods. If the Company is unable to achieve compliance with the covenants or obtain a forbearance or waiver of any non-compliance or amend the agreements to change such covenants, the lenders could declare all amounts outstanding under the facilities to be immediately due and payable. Even if the Company is compliant with the covenants or, if not compliant, obtains additional forbearance or waivers from its lenders, there is still substantial uncertainty that the Company will be able to refinance or extend the maturity of the senior secured facility when it becomes due in March 2016. If the Company’s lenders declare the amounts outstanding to be immediately due and payable or if the Company is unable to refinance or extend the maturity of the senior secured credit facility when it becomes due, it would have a material adverse effect on the Company’s operations and the Company’s creditors and stockholders.

The Company’s insurance subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require insurance companies to report their results of risk-based capital calculations to state departments of insurance and the NAIC. At December 31, 2014, the risk-based capital level of Affirmative Insurance Company (AIC) triggered a regulatory action level event under the NAIC standard. As a result, AIC is required to submit a plan to the Illinois Department of Insurance (IDOI) in April 2015 detailing corrective actions it will take to return its risk-based capital ratio to an acceptable level. Upon receipt of the plan, the IDOI may accept the plan, require further amendments to the plan or take additional regulatory action including, but not limited to, placing AIC in receivership. Such additional regulatory action by the Illinois Department of Insurance would have a material adverse effect on the Company’s operations and the interest of its creditors and stockholders. Such additional regulatory action by the Illinois Department of Insurance also would trigger a further event of default under the Company’s senior secured credit facility and subordinated credit facility allowing the Company’s lenders to declare all amounts outstanding under the facilities to be immediately due and payable, and if such amounts were declared immediately due and payable by the lenders, it would have a material adverse effect on the Company’s operations and the interests of its creditors and stockholders.

The Company has taken and will continue to pursue appropriate actions to improve the underwriting results. The Company is also pursuing various other actions to address these issues. However, there can be no assurance that these actions will be effective.

The Company’s recent history of recurring losses from operations, its failure to comply with certain financial covenants in its senior secured and subordinated credit facilities, its need to meet debt repayment requirements and its failure to comply with the Illinois Department of Insurance minimum risk-based capital requirements raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities.

Disruptions in the overall economy and the financial markets may adversely impact our business and results of operations.

The insurance industry can be affected by many macroeconomic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. Disruptions in the overall economy and financial markets could reduce consumer confidence in the economy and adversely affect consumers’ ability to purchase automobile insurance policies from us, which could be harmful to our financial position and results of operations, adversely affect our ability to comply with our covenants under our credit facilities. Such declines may also, in addition to negatively impacting our operating results, adversely impact our overall financial condition, liquidity, credit rating, ability to access capital markets, and ability to retain and attract key employees. There can be no assurances that government responses to the recent disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

Our largest stockholder controls a significant percentage of our common stock and its interests may conflict with those of our other stockholders.

New Affirmative LLC (New Affirmative) beneficially owns 48.7% of our outstanding common stock. As a result, New Affirmative exercises significant influence over matters requiring stockholder approval, including the election of directors, changes to our charter documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of New Affirmative with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. New Affirmative’s continued concentrated ownership may have the effect of delaying or preventing a change of control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

As of the date of this filing, we had an aggregate of 56,050,780 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 3,000,000 shares of our common stock for issuance under our equity incentive plan, of which 1,904,806 shares are issuable upon vesting and exercise of options granted as of the date of this filing, including exercisable options of 1,250,000 as of the date of this filing. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the percentage ownership held by our stockholders.

New Affirmative, our largest stockholder, beneficially owns 48.7% of our common stock. New Affirmative has certain demand and piggyback registration rights with respect to the shares of our common stock it beneficially owns. Sales of a substantial number of shares of common stock by our largest stockholder, New Affirmative, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock.

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

Our business is concentrated in a limited number of states. For the year ended December 31, 2014, 34.6% of our gross written premiums managed related to policies issued to customers in Louisiana, 28.7% to customers in Texas, 22.9% to customers in California and 6.9% to customers in Alabama. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it less attractive for us to do business in these states and could have an adverse effect on our financial results.

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

The results of our operations and the financial condition of our insurance companies depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss adjustment expenses and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result, price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

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

As of December 31, 2014, we had a $9.3 million net recoverable from Vesta Fire Insurance Corporation (VFIC). We have, with the approval of the VFIC Special Deputy Receiver and the District Court, Austin, Texas, withdrawn $9.0 million from the trust securing our reinsurance recoverables from VFIC, which represented 100% of the amount we paid in losses as of the date of the withdrawal covered by the VFIC reinsurance. In March 2015, we received a notice of determination from the VFIC Special Deputy Receiver on multiple proofs of claim for an aggregate amount of $15.3 million for various reinsurance balances with VFIC. As part of the notice of determination, we entered into a settlement agreement and release with the VFIC Special Deputy Receiver. We expect to receive the $15.3 million in settlement proceeds by May 2015.

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

•	Other regulations. We must also comply with state and federal regulations involving, among other things:
•	the use of non-public consumer information and related privacy issues;
•	the use of credit history in underwriting and rating;
•	limitations on types and amounts of investments;
•	laws and regulations governing the financing of premium for policies sold by us;
•	the payment of dividends;
•	the acquisition or disposition of an insurance company or of any company controlling an insurance company;
•	involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental charges;
•	the Sarbanes-Oxley Act of 2002;
•	SEC reporting;
•	reporting with respect to financial condition; and
•	periodic financial and market conduct examinations performed by state insurance department examiners.

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

Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Additionally, certain contractual agreements to which we are a party, including our senior and subordinated credit facility agreements, require us to achieve or maintain certain risk-based capital ratios. Failure to achieve or maintain such risk-based capital ratios may result in a default or breach or prevent us from obtaining certain benefits under such agreements. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At December 31, 2014, three of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. The risk-based capital level of Affirmative Insurance Company (AIC) triggered a regulatory action level event under the NAIC standard. As a result, AIC is required to submit a plan to the Illinois Department of Insurance (IDOI) in April 2015 detailing corrective actions it will take to return its risk-based capital ratio to an acceptable level. Upon receipt of the plan, the IDOI may accept the plan, require further amendments to the plan or take additional regulatory action including, but not limited to, placing AIC in receivership.

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

Our success depends in part on our ability to attract and retain qualified personnel. Our inability to recruit and retain qualified personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, growth and profitability. We maintain key person insurance for our chief executive officer.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2014, our investment portfolio was primarily invested in fixed-income securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities. We attempt to mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. If market interest rates were to change 1.0% (for example, the difference between 5.0% and 6.0%), the fair value of our fixed-income securities would change approximately $0.8 million. The change in fair value was determined using duration modeling assuming no prepayments.

If we are unable to make required payments or refinance our debt as it matures, it could have an adverse impact on our business and overall liquidity.

In 2013, we entered into a $40.0 million senior secured credit facility (senior facility) and a $10.0 million subordinated secured credit facility (subordinated facility). The senior facility matures on March 30, 2016, and the subordinated facility matures on March 30, 2017. The principal amount of the senior facility is payable in quarterly installments, and we are also required to make certain annual principal payments calculated based on our financial performance. Additionally, certain events, such as receipt of contingent proceeds from the sale of our retail business, the sale of other material assets, or the issuance of new equity, may necessitate additional required principal payments. After we have discharged all obligations under the senior facility, we will incur similar required payment obligations under the subordinated facility. We made $6.5 million and $5.0 million in principal payments under our senior facility during 2014 and 2013, respectively.

Our obligations under the senior facility and subordinated facility are guaranteed by our material operating subsidiaries (other than our insurance companies) and are secured by first and second lien security interests on all of our assets and the assets of our material operating subsidiaries (other than our insurance companies), including a pledge of 100% of the stock of AIC.

In February 2012, we exercised our right to defer interest payments on selected notes payable beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. Accumulated deferred interest will be due and payable at the expiration of the extension period.

If we are unable to make required payments under the senior facility, subordinated facility and notes payable, or if we are unable to payoff, refinance or extend the maturity of our credit facilities when they mature, it would have a material adverse effect on our operations and on our creditors and stockholders.

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

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not issue an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of December 31, 2014, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, our non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

As of December 31, 2014, we leased an aggregate of 160,420 square feet of office space in various locations throughout the United States. These leased properties included the following:

Properties	Expiration	Square footage
Addison, TX	October 31, 2024	56,888
Baton Rouge, LA	January 7, 2020	51,792
Burr Ridge, IL	November 30, 2016	45,635
Chicago, IL	July 31, 2016	4,003
Dallas, TX	December 31, 2017	2,102
Total leased properties		160,420

We subleased an aggregate of 65,532 square feet of office space comprising of 38,341 square feet of the common building in Burr Ridge effective November 2012 through November 2016, 23,188 square feet of the common building in Baton Rouge effective November 2014 through December 2019 and 4,003 square feet of office space in Chicago effective October 2014 through July 2016.

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

On October 21, 2014, Affirmative Insurance Company (AIC) filed a complaint for breach of contract and declaratory judgment in the U.S. District Court for the District of South Carolina, styled Affirmative Insurance Company v. Travis K. Williams, et al., Case No. 5:14-CV-4087-JMC. The lawsuit arises out of AIC’s defense of its insured who was involved in a fatal automobile accident in November 2007. Plaintiffs in the underlying lawsuits have threatened bad faith litigation against AIC based on their belief that they will obtain an excess judgment against AIC’s insured in the future. AIC believes the allegation of bad faith lacks merit and intends to defend itself vigorously should an excess verdict be obtained and a bad faith action pursued. Further, AIC asserts that its insured breached the insurance policy by, among other things, failing to cooperate in the defense of the underlying lawsuit and entering into competing settlement negotiations with plaintiffs in the underlying lawsuit. AIC seeks a finding that defendants breached the insurance policy, a declaration that AIC has no duty to defend or indemnify the insured in the underlying lawsuits, and a declaration that AIC has not acted in bad faith under South Carolina law. On December 2, 2014, defendants filed a motion to dismiss, which is fully briefed and awaiting decision. No accurate estimate of the range of potential loss nor an assessment of the likelihood of unfavorable outcome can be made at this time.

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

Market Information

Our common stock is traded on the over-the-counter market under the symbol AFFM. Prior to being delisted on June 25, 2012, our common stock traded on the NASDAQ Global Select Market under the symbol AFFM. The following table sets forth, for the periods indicated, the high, low and closing sales prices for our common stock as reported on the OTC Market and the NASDAQ Global Select Market:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31
2014
High	$2.95	$2.80	$2.62	$1.90
Low	2.35	2.39	1.90	0.90
Close	2.74	2.60	2.00	1.24
Cash dividends declared per share	—	—	—	—
2013
High	$0.45	$0.75	$3.25	$3.30
Low	0.24	0.27	0.78	2.00
Close	0.33	0.75	2.45	2.55
Cash dividends declared per share	—	—	—	—

Shareholders of Record

On March 25, 2015, the closing sales price of our common stock as reported by the OTC Market was $0.95 per share, there were 16,155,357 shares of our common stock issued and outstanding and there were 10 known holders of record of our common stock and approximately 600 beneficial owners.

Dividends

The declaration and payment of dividends is subject to the discretion of our board of directors and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our subsidiaries, and other factors deemed relevant by our board of directors. Under the terms of the senior secured credit facility, effective September 2013, dividend payments are restricted. No dividends were paid in 2014, 2013 or 2012. There is no requirement that we must, and we cannot assure that we will, declare and pay any dividends in the future. Our board of directors may determine to retain such capital for repayment of indebtedness, general corporate or other purposes. For a discussion of our cash resources and needs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources”.

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

As of December 31, 2014, our subsidiaries included insurance companies licensed to write insurance policies in 39 states, two underwriting agencies and a service company. We are also party to an agreement with an unaffiliated underwriting agency that distributes our policies in the state of California. We distribute and service non-standard insurance policies underwritten by a Texas county mutual insurance company. Prior to the sale of our retail agency distribution business on September 30, 2013, we also provided premium financing services and distributed third-party insurance products and services. We are currently distributing insurance policies through approximately 5,000 independent agents or brokers including the retail agency stores sold on September 30, 2013. We currently operate in seven states (Louisiana, Texas, California, Alabama, Illinois, Indiana and Missouri). We discontinued writing business in South Carolina in 2012.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

We incurred losses from operations over the last six years, including an operating loss of $31.0 million for the year ended December 31, 2014. Losses over this period were primarily due to underwriting losses, significant revenue declines, expenses declining less than the amount of revenue declines, and goodwill impairments. The losses from operations were the result of significant new business written in 2012 and 2013, prior pricing issues in some states in which we have taken significant pricing and underwriting actions to address profitability, losses from states that we have exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses.

The senior secured and subordinated credit facilities contain quarterly debt covenants that set forth, among other things, minimum risk-based capital requirements for our insurance subsidiaries as well as minimum cash flow requirements for our non-regulated businesses. The credit facilities have been amended to waive compliance with the risk-based capital measurement requirement as of December 31, 2014 and as of March 31, 2015, and to postpone the principal payment of $3.5 million due March 31, 2015 to June 30, 2015. Except for the minimum risk-based capital requirement for which we obtained a waiver, we were in compliance with these covenants as of December 31, 2014. However, it is probable we will not meet certain of these covenants in future periods. If we are unable to achieve compliance with the covenants or obtain a forbearance or waiver of any non-compliance or amend the agreements to change such covenants, the lenders could declare all amounts outstanding under the facilities to be immediately due and payable. Even if we were compliant with the covenants or, if not compliant, obtain additional forbearance or waivers from our lenders, there is still substantial uncertainty that we will be able to refinance or extend the maturity of the senior secured facility when it becomes due in March 2016. If our lenders declare the amounts outstanding to be immediately due and payable or if we were unable to refinance or extend the maturity of the senior secured credit facility when it becomes due, it would have a material adverse effect on our operations and our creditors and stockholders.

Our insurance subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require insurance companies to report their results of risk-based capital calculations to state departments of insurance and the NAIC. At December 31, 2014, the risk-based capital level of Affirmative Insurance Company (AIC) triggered a regulatory action level event under the NAIC standard. As a result, AIC is required to submit a plan to the Illinois Department of Insurance (IDOI) in April 2015 detailing corrective actions it will take to return its risk-based capital ratio to an acceptable level. Upon receipt of the plan, the IDOI may accept the plan, require further amendments to the plan or take additional regulatory action including, but not limited to, placing AIC in receivership. Such additional regulatory action by the Illinois Department of Insurance would have a material adverse effect on our operations and the interest of our creditors and stockholders. Such additional regulatory action by the Illinois Department of Insurance also would trigger a further event of default under our senior secured credit facility and subordinated credit facility allowing our lenders to declare all amounts outstanding under the facilities to be immediately due and payable, and if such amounts were declared immediately due and payable by the lenders, it would have a material adverse effect on our operations and the interests of our creditors and stockholders.

We have taken and will continue to pursue appropriate actions to improve the underwriting result. We are also pursuing various other actions to address these issues.  However, there can be no assurance that these actions will be effective.

Our recent history of recurring losses from operations, our failure to comply with certain financial covenants in our senior secured and subordinated credit facilities, our need to meet debt repayment requirements and our failure to comply with the Illinois Department of Insurance minimum risk-based capital requirements raise substantial doubt about the Company’s ability to continue as a going concern.

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

At December 31, 2014, our receivables from reinsurers included $9.3 million net recoverable from VFIC. At December 31, 2014, the VFIC Trust held $16.6 million to collateralize the $9.3 million net recoverable from VFIC. We have, with the approval of the VFIC Special Deputy Receiver and the District Court, Austin, Texas, withdrawn $9.0 million through December 31, 2014 from the trust securing our reinsurance recoverables from VFIC, which represented 100% of the amount we paid in losses as of the date of the withdrawal covered by the VFIC reinsurance. In March 2015, we received a notice of determination from the VFIC Special Deputy Receiver on multiple proofs of claim for an aggregate amount of $15.3 million for various reinsurance balances with VFIC. As part of the notice of determination, we entered into a settlement agreement and release with the VFIC Special Deputy Receiver. We expect to receive the $15.3 million in settlement proceeds by May 2015.

As of December 31, 2014 and 2013, we had no reserve for uncollectible reinsurance recoverables. We assessed the collectability of our year-end receivables and believe all amounts are collectible based on currently available information.

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

We conduct regular reviews to assess whether our investments are impaired and if any impairment is other than temporary. Factors considered by us in assessing whether an impairment is other than temporary include the credit quality of the investment, the duration of the impairment, our ability and intent to hold the investment until recovery or maturity and overall economic conditions. An other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss), a component of stockholders’ equity (deficit). All impairments on our available-for-

sale investment securities were considered temporary in nature as of December 31, 2014 and 2013, respectively. Accordingly, unrealized losses are recorded in other comprehensive income (loss) on our consolidated balance sheet.

Gains and losses realized on the disposition of investment securities are determined on the specific-identification basis and credited or charged to income. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income.

Deferred acquisition costs. Deferred acquisition costs represent the deferral of expenses that we incur in the successful acquisition of new business or renewing existing business. Policy acquisition costs (primarily commissions, premium taxes, net of ceding commission income, related to the successful issuance of a policy) are deferred and charged against income ratably over the terms of the related policies. Management regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected losses and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. At December 31, 2014 and 2013, there were no premium deficiencies. Judgments as to the ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with unearned premiums.

Income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. In addition, we assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statement of operations. We carry a full valuation allowance as of December 31, 2014 and 2013 that was initially established in 2009.

If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such a conclusion is reached, which would materially impact our financial position and results of operations in a favorable manner.

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers issued in May 2014 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. Insurance contracts have been excluded from the scope of the guidance, which is effective for fiscal years beginning after December 15, 2016. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations, or cash flows.

Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern issued in August 2014 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, this ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

The additional $20.0 million of proceeds may be used to pay down debt or infuse capital into Affirmative Insurance Company (AIC). The additional proceeds are contingent on AIC meeting certain risk-based capital thresholds and maintaining the obligations of the distribution agreement. The risk-based capital measurement begun as of June 30, 2014 for up to $10.0 million of additional proceeds and the remaining balance up to $20.0 million can be achieved on any following quarterly measurement date through December 31, 2015. These contingent proceeds will be recognized as risk-based capital measurement thresholds are achieved. In September 2014, $10.0 million of additional proceeds were received of which, $9.9 million was used to infuse capital into AIC and $0.1 million was used to pay down the senior secured credit facility.

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

We realized a pretax gain on the sale of $10.0 million and $65.0 million for the years ended December 31, 2014 and 2013, respectively. The Company’s consolidated results of operations as of December 31, 2013 include the retail business’s results of operations through the date of the sale, September 30, 2013.

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

Premiums. One measurement of our performance is the level of gross written premiums managed and a second measurement is the relative proportion of premiums written through our distribution channels. The following table displays our gross written premiums managed by distribution channel (in thousands):

	Year Ended December 31,
	2014	2013	2012
Independent agencies:
Former retail agencies	$143,831	$143,236	$149,478
Other independent agencies	132,477	123,461	69,768
Independent agencies subtotal	276,308	266,697	219,246
Unaffiliated underwriting agency	81,949	73,770	17,776
Total gross written premiums managed	358,257	340,467	237,022
Less managed premiums not underwritten	27,078	48,272	—
Gross underwritten premiums	$331,179	$292,195	$237,022

Total gross written premiums managed for 2014 increased $17.8 million, or 5.2% compared with 2013. The increase was primarily due to an increase in renewal policies as well as pricing increases taken over the last year. The growth in renewal policies was primarily caused by the significant increase in new policies that began in the second half of 2012 and continued through the majority of 2013. In December 2014, we voluntarily stopped writing new business for independent agents, other than our former retail agents, in Illinois, Indiana and Missouri. Additionally, new policies declined in the state of California in February 2015. As a result of this decline in new policies, we expect the growth of total written premium managed to diminish in 2015. The growth in renewal policies is important to our business as those policies historically have a significantly lower loss ratio than new business policies.

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

In our other independent agency distribution channel, gross written premiums managed for 2014 increased $9.0 million, or 7.3% compared with 2013 and gross written premiums for 2013 increased $53.7 million, or 77.0%, compared with 2012. We believe the increases were primarily due to a reduction in competition from companies that were aggressive in pricing.

Gross written premiums managed by our unaffiliated underwriting agency for 2014 increased $8.2 million, or 11.1%, compared with 2013 and gross written premiums managed by our unaffiliated underwriting agency for 2013 increased $56.0 million, or 315.0%, compared with 2012. We believe the increases were primarily due to a reduction in competition from companies that were aggressive on pricing.

The following table displays our gross written premiums managed and assumed by state (in thousands):

	Year Ended December 31,
	2014	2013	2012
Louisiana	$123,934	$119,828	$106,841
Texas	102,766	93,573	54,009
California	81,905	73,741	17,706
Alabama	24,794	25,272	21,270
Illinois	15,655	18,359	23,887
Indiana	6,073	6,846	8,092
Missouri	3,086	2,799	3,084
South Carolina	—	—	2,127
Other	44	49	6
Total written premium managed	358,257	340,467	237,022
Less Texas written premium not underwritten	27,078	48,272	—
Gross underwritten premiums	$331,179	$292,195	$237,022

Net Premiums Written. The following table reflects the premiums ceded and assumed under reinsurance agreements in our consolidated financial statements (in thousands):

	Year Ended December 31,
	2014	2013	2012
Direct premiums written	$331,179	$304,007	$198,359
Assumed/ (returned) premiums	—	(11,812)	38,663
Gross written premiums	331,179	292,195	237,022
Ceded premiums written	(229,423)	(163,549)	(66,482)
Net premiums written	$101,756	$128,646	$170,540

Total net premiums written for 2014 decreased $26.9 million, or 20.9%, compared with 2013. The decrease was primarily due to changes in the amount of quota-share reinsurance, which was partially offset by the growth in direct premiums written. Net premiums written was impacted by the termination of the March 2013 quota-share reinsurance contract on January 1, 2014 with the return of $47.2 million in unearned premiums and the termination of the December 2013 quota-share reinsurance contract on June 30, 2014 with the return of $51.7 million in unearned premiums. Offsetting this increase was the new reinsurance agreement entered into on June 30, 2014 to cede 85% of business written in our five largest states.

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

Reinsurance. In 2011, we entered into a quota-share agreement with a third-party reinsurance company under which we ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $82.0 million during the year ended December 31, 2012, and this agreement was extended under the same terms through March 31, 2013 and terminated on a cutoff basis as of April 1, 2013. Upon termination, we recorded $27.2 million of returned premium, net of $7.7 million of deferred ceding commissions. Written premiums under this agreement during 2013 represented a return of previously ceded premiums totaling $5.5 million. Written premiums ceded under this agreement totaled $99.3 million. This agreement was commuted in March 2015.

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

Effective December 31, 2013, we entered into a reinsurance agreement with four third-party reinsurance companies. Under this agreement, we ceded 20% of premiums and losses in Alabama, Illinois, Louisiana and Texas, and 60% in California on policies in force on December 31, 2013 or written or renewed on and after that date. Written premiums ceded under this agreement totaled $22.2 million as of December 31, 2013. On January 1, 2014, the quota-share rate increased to 60% for all business in force in these same states and for new and renewal business. On June 30, 2014, the reinsurance agreement was terminated, resulting in the return of $51.7 million of unearned premiums, net of $14.5 million of ceding commissions. Written premiums ceded under the agreement totaled $95.9 million. In March 2015, two of the quota share reinsurers commuted their participation on this agreement.

Effective June 30, 2014, a new reinsurance agreement with five third-party reinsurance companies was put in place to cede 85% of all business in force in these same states and for new and renewal business through June 30, 2015. Written premiums ceded under this agreement totaled $201.9 million through December 31, 2014. In March 2015, one of the quota share reinsurers commuted their participation on this agreement, reducing the effective ceding percentage to 50%.

The amount of recoveries pertaining to reinsurance contracts that were deducted from losses and loss adjustment expenses incurred during 2014, 2013 and 2012 was approximately $160.0 million, $80.1 million and $49.8 million, respectively. The amount of loss reserves and unearned premium we would remain liable for in the event our reinsurers are unable to meet their obligations was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Losses and loss adjustment expense reserves	$86,421	$72,366	$67,166
Unearned premium reserve	67,089	69,381	24,628
Total	$153,510	$141,747	$91,794

The following table summarizes the ceded incurred losses and loss adjustment expenses (consisting of ceded paid losses and loss adjustment expenses and change in reserves for loss and loss adjustment expenses ceded) to various reinsurers (in thousands):

	Year Ended December 31,
	2014	2013	2012
Paid losses and loss adjustment expenses ceded	$145,436	$74,903	$61,186
Change in loss and loss adjustment expense reserves ceded	14,609	5,200	(11,344)
Incurred losses and loss adjustment expenses ceded	$160,045	$80,103	$49,842

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

The following sets forth the components of consolidated commission income, fees and managing general agent revenue earned for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Insurance fees:
Policyholder fees	$37,449	$35,354	$20,694
Managing general agent revenue	5,367	9,468	—
Commissions and fees	612	—	—
Former retail business fees:
Premium finance revenue	—	16,272	21,078
Commissions and fees	—	13,114	16,153
Agency fees	—	3,326	3,570
Total commission income, fees and managing general agent revenue	$43,428	$77,534	$61,495

Commission income, fees and managing general agent revenue for 2014 decreased $34.1 million, or 44.0%, compared with 2013. The decrease was due to the sale of our former retail business in September 2013. Policyholder fees increased $2.1 million, or 5.9%, due to the higher overall volume of premiums written and an increase in California fees. Managing general agent revenue decreased $4.1 million, or 43.3%, compared with the prior year period. Managing general agent revenue is related to the Texas county mutual book of business that we manage, but no longer assume the underwriting risk beginning January 1, 2013. This business has declined as we are writing more of the Texas business within our insurance company.

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

	2013	2012
Third-party carrier policies sold	$43,713	$49,651

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

Net Investment Income and Other Income. Net investment income includes income on our portfolio of debt securities and net rental income from our investment in real property. Net investment income for 2014 increased $0.3 million, or 10.6%, compared with 2013. The increase was primarily due to an increase in the annualized average investment yield of 7.1% to 1.5% in 2014, compared with 1.4% in 2013. This was partially offset by the 4.6% decrease in total average invested assets to $46.5 million during 2014 from $48.7 million during 2013.

Net investment income for 2013 decreased $0.4 million, or 12.4%, compared with 2012. The decrease was primarily due to a 36.2% decrease in total average invested assets to $48.7 million during 2013 from $76.3 million during 2012. The annualized average investment yield was 1.4% in 2013, compared with 1.9% in 2012.

At December 31, 2014, our fixed-income investments were invested in the following: corporate debt securities 52.2%; U.S. Treasury and government agencies securities 25.0%; certificates of deposit 8.3%; mortgage-backed securities 10.0%; and states and political subdivisions securities 4.5%. The average quality of our portfolio was A- at December 31, 2014. We attempt to mitigate interest rate risk by managing the duration of our fixed-income portfolio to the duration of our reserves. As of December 31, 2014, the effective duration of our fixed-income investment portfolio was 2.5 years.

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

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for 2014 decreased $32.1 million, or 21.7%, compared with 2013. Losses and loss adjustment expenses for 2013 increased $36.0 million, or 32.1%, compared with 2012.

The following table displays loss ratios:

	Year Ended December 31,
	2014	2013	2012
Loss ratio — current year	97.4%	81.8%	74.0%
Adverse loss ratio development — prior year business	21.8	7.4	3.8
Reported loss ratio	119.2%	89.2%	77.8%

In 2014, the percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 119.2% compared with 89.2% in 2013. The current year included $21.2 million of unfavorable prior period development primarily related to Louisiana, Texas, and California losses from 2013 and 2012, which was primarily due to increases in estimated severity of liability claims. Excluding the prior year development, the current accident year net loss ratio was 97.4% compared with 81.8% in 2013. The use of quota-share reinsurance overstates the net loss ratio. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. Excluding the impact of the quota-share, the loss ratio for the 2014 accident year was 75.2% and 74.6% for the 2013 accident year. The increase in the current year was due to our increasing of 2014 losses based on the prior period development.

In 2013, the percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 89.2% compared with 77.8% in 2012. The current year included $7.0 million of unfavorable prior period development primarily related to the 2011 accident year for our Louisiana business, $3.6 million related to the 2011 and 2012 Texas business, and $1.3 million for the accident year 2012 California business. Excluding the prior year development, the current accident year net loss ratio was 81.8%

compared with 74.0% in 2012. The use of quota-share reinsurance overstates the net loss ratio. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. Excluding the impact of the quota-share, the loss ratio for the 2013 accident year was 74.6% and 69.4% for the 2012 accident year. The increase in the current year was primarily due to a significant increase in new business, which tends to have a higher loss ratio than renewal business. Also reflected in the above numbers is the effect of catastrophes. In the current accident year we have incurred catastrophes, net of reinsurance, equal to 2.0% for 2013 and 2012. Both of these numbers are higher than our long term average expectation of 0.5%.

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

The following table provides a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses (in thousands):

	Year Ended December 31,
	2014	2013	2012
Gross balance at beginning of year	$133,589	$138,854	$183,836
Less: Reinsurance recoverable	72,366	67,166	78,510
Net balance at beginning of year	61,223	71,688	105,326
Incurred related to:
Current year	94,470	135,556	106,379
Prior years	21,212	12,262	5,479
Paid related to:
Current year	63,780	88,727	66,916
Prior years	66,794	69,556	78,580
Net balance at the end of year	46,331	61,223	71,688
Reinsurance recoverable	86,421	72,366	67,166
Gross balance at the end of year	$132,752	$133,589	$138,854

Our losses and loss adjustment expense reserves of $132.8 million on a gross basis and $46.3 million on a net basis are our best estimates as of December 31, 2014. The analysis provided by our internal valuation methods indicated that the expected range for the ultimate liability for our losses and loss adjustment expense reserves, as of December 31, 2014, was between $127.5 million and $152.7 million on a gross basis and between $42.6 million and $56.0 million on a net basis.

The following table presents the development of reserves for unpaid losses and loss adjustment expenses from 2005 through 2014 for our insurance company subsidiaries, net of reinsurance recoveries or recoverables. The first line of the table presents the reserves at December 31 for each indicated year. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to us. The upper portion of the table presents the cumulative amounts subsequently paid as of successive years with respect to those claims. The lower portion of the table presents an update of the estimated amount of the previously recorded reserves based upon the experience as of the end of each succeeding year. The estimates are revised as more information becomes known about the payments, frequency and severity of claims for individual years. A redundancy (deficiency) exists when the reestimated reserves at each December 31 is less (greater) than the prior reserve estimate. The cumulative redundancy (deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

The following table summarizes the development of reserves for unpaid losses and loss adjustment expenses (in thousands):

	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Net liability for unpaid losses and LAE:
Originally estimated	$116,109	$138,421	$180,745	$163,454	$160,955	$158,787	$105,326	$71,688	$61,223	$46,331
Reserve adjustment from acquisition of USAgencies	—	27,810	—	—	—	—	—	—	—	—
Adjusted reserves, net of reinsurance	116,109	166,231	180,745	163,454	160,955	158,787	105,326	71,688	61,223	46,331
Cumulative paid as of December 31,
One year later	62,715	99,235	126,991	118,314	131,474	104,002	78,580	69,556	67,144
Two years later	83,974	131,873	160,754	155,317	157,213	139,023	108,412	88,424
Three years later	94,879	145,652	176,911	164,463	166,837	156,206	118,813
Four years later	100,444	153,103	181,381	167,830	172,169	163,095
Five years later	104,699	155,618	182,830	170,043	174,986
Six years later	105,674	156,224	183,861	171,729
Seven years later	105,963	156,626	184,517
Eight years later	106,221	156,949
Nine years later	106,613
Ten years later
Liability re-estimated as of December 31,
One year later	110,875	161,208	184,470	178,262	189,001	163,887	110,805	83,950	82,435
Two years later	109,193	161,734	195,550	187,370	182,790	169,978	119,777	95,678
Three years later	110,015	168,066	198,643	179,900	179,767	171,267	123,997
Four years later	116,171	169,075	190,450	176,847	180,019	167,999
Five years later	117,353	162,578	188,458	176,871	179,703
Six years later	113,860	160,890	188,491	176,158
Seven years later	112,445	160,921	188,280
Eight years later	112,479	160,954
Nine years later	112,592
Ten years later
Net cumulative redundancy/ (deficiency)	$3,517	$5,277	$(7,535)	$(12,704)	$(18,748)	$(9,212)	$(18,671)	$(23,990)	$(21,212)	N/A

The following table is a reconciliation of our net liability to our gross liability for losses and loss adjustment expenses (in thousands):

	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
As originally estimated:
Net liability shown above	$116,109	$138,421	$180,745	$163,454	$160,955	$158,787	$105,326	$71,688	$61,223	$46,331
Add reinsurance recoverable	19,169	21,590	46,854	40,667	32,447	93,084	78,510	67,166	72,366	86,421
Gross liability	135,278	160,011	227,599	204,121	193,403	251,871	183,836	138,854	133,589	132,752
Adjusted for acquisition of USAgencies	—	71,522	—	—	—	—	—	—	—	—
Adjusted gross liability	135,278	231,533	227,599	204,121	193,403	251,871	183,836	138,854	133,589	132,752
As re-estimated as of December 31, 2014:
Net liability shown above	112,592	160,954	188,280	176,158	179,703	167,999	123,997	95,678	82,434
Add reinsurance recoverable	9,630	61,859	41,429	43,728	45,047	67,566	78,592	69,978	79,561
Gross liability	122,223	222,813	229,709	219,886	224,750	235,565	202,589	165,656	161,995
Net cumulative redundancy/ (deficiency)	$13,055	$8,720	$(2,110)	$(15,765)	$(31,347)	$16,306	$(18,753)	$(26,802)	$(28,406)

The adverse prior period development recognized in 2014, 2013, 2012 and 2011 was primarily due to an increase in the estimated severity for Louisiana, Texas and/or California liability claims as well as growth, starting in 2013, of new business which typically has a higher loss ratio than renewal business. The gross cumulative redundancy in 2010 was primarily due to a reduction of Michigan case reserves for 2010 due to revised estimates of losses.

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative expenses. We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our selling, general and administrative expenses include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers and former retail stores, but also the costs of the holding company. The largest component of selling, general and administrative expenses is personnel costs, including compensation and benefits. Selling, general and administrative expenses for 2014 decreased by $46.9 million, or 47.0%, compared to 2013. A decrease of $25.9 million resulted from the sale of the retail business which, in the prior year period, accounted for $15.6 million in personnel costs and $10.3 million in overhead costs such as rent, advertising, postage and other expenses. Excluding the impact of the direct costs of the retail operations, SG&A expenses decreased $21.0 million, or 28.0%, compared with the 2013 due to the decrease of $7.1 million in professional fees, $6.5 million in bad debt allowance reversal, $3.7 million in personnel costs, and $3.7 million in other overhead costs due to management actions to reduce expenses.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Year Ended December 31,
	2014	2013	2012
Amortization of deferred acquisition costs, net	$(7,605)	$(1,907)	$(5,221)
Other selling, general and administrative expenses	60,459	101,642	101,276
Total selling, general and administrative expenses	$52,854	$99,735	$96,055
Total as a percentage of net premiums earned	54.5%	60.2%	66.8%
Beginning deferred acquisition costs, net	$(7,544)	$98	$(6,464)
Additions, net of ceding commission	(4,275)	(9,549)	1,341
Amortization, net of ceding commissions	7,605	1,907	5,221
Ending deferred acquisition costs, net	$(4,214)	$(7,544)	$98
Amortization of deferred acquisition costs, net, as a percentage of net premiums earned	7.8%	1.2%	3.6%

Additions to deferred acquisition costs in 2014 increased by $5.3 million, and additions to the related amortization increased by $5.7 million compared with 2013. The increase in additions is primarily due to the increase in policy acquisition expenses incurred for independent agents due to the increase in premiums written as well as the increase in policy acquisition costs of our former retail business which previously was eliminated in the consolidated financial statements. This increase is partially offset by the increase of $15.5 million of deferred acquisition costs ceded to our reinsurers.

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

Net expenses, defined as the sum of selling, general and administrative expenses and depreciation and amortization less commission income, fees and managing general agent revenue, as a percentage of net premiums earned (the net expense ratio) decreased to 15.8% in 2014 compared with 17.7% in 2013. The decrease was primarily due a 47.0% decrease in selling, general and administrative expenses, a 44.0% decrease in commission income, fees and managing general agent revenue, and a 15.9% decrease in depreciation and amortization, partially offset by a 41.4% decrease in net premiums earned. Net expenses as a percentage of net premiums earned (the net expense ratio) decreased to 17.7% in 2013 compared with 31.0% in 2012. The decrease was primarily due to a 15.3% increase in net premiums earned, a 26.1% increase in commission income, fees and managing general agent revenue, and a 29.6% decrease in depreciation and amortization. The following table sets forth the components of the net expenses and the computation of the net expense ratios (in thousands):

	Year Ended December 31,
	2014	2013	2012
Selling, general and administrative expenses	$52,854	$99,735	$96,055
Depreciation and amortization	5,952	7,079	10,062
Less: Commission income, fees and managing general agent revenue	43,428	77,534	61,495
Net expenses	$15,378	$29,280	$44,622
Net premiums earned	$97,036	$165,683	$143,736
Net expense ratio	15.8%	17.7%	31.0%

Depreciation and Amortization. Depreciation and amortization expenses for 2014 decreased $1.1 million, or 15.9%, compared with 2013. Depreciation and amortization expenses for 2013 decreased $3.0 million, or 29.6%, compared with 2012. The decrease was due to the sale of the retail business.

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

Interest Expense. Interest expense for 2014 decreased $7.7 million, or 37.3%, compared with 2013. This decrease was primarily due to a decrease in financing costs associated with the new debt arrangement effective September 2013.

Interest expense for 2013 increased $0.9 million, or 4.7%, compared with 2012. This increase was primarily due to an increase in amortization of debt discount, which was $4.9 million in 2013 as compared with $4.1 million for 2012 due to the incremental term loan that was borrowed in November 2012 and the new debt arrangement effective September 2013.

Income Taxes. Income tax benefit for 2014 was $1.7 million as compared with income tax expense of $0.9 million for 2013. Income tax benefit for 2014 was primarily due to the state tax benefit.

Income tax expense for 2013 was $0.9 million as compared to $0.3 million for 2012. Income tax expense for 2013 was primarily due to the sale of the retail business.

Our gross deferred tax assets prior to recognition of valuation allowance were $98.5 million and $90.0 million at December 31, 2014 and 2013, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $97.2 million and $84.8 million at December 31, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of December 31, 2014, we had $3.5 million of cash and cash equivalents at our holding company and non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not issue an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of December 31, 2014, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, as mentioned previously, our non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At December 31, 2014, three of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. The risk-based capital level of Affirmative Insurance Company (AIC) triggered a regulatory action level event under the NAIC standard. As a result, AIC is required to submit a plan to the Illinois Department of Insurance (IDOI) in April 2015 detailing corrective actions it will take to return its risk-based capital ratio to an acceptable level. Upon receipt of the plan, the IDOI may accept the plan, require further amendments to the plan or take additional regulatory action including, but not limited to, placing AIC in receivership.

Effective January 1, 2012, the State of Illinois adopted the revised NAIC Risk-Based Capital Model Act that includes a risk-based capital trend test as another manner under which the company action level could be triggered and will be applied beginning December 31, 2012. The test is applicable when an insurance company has a risk-based capital ratio between 200% and 300% and a combined ratio of more than 120%. At December 31, 2014, three of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. Affirmative Insurance Company (AIC) was at the Regulatory Action Level, thus, this test does not apply.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

We incurred losses from operations over the last six years, including an operating loss of $31.0 million for the year ended December 31, 2014. Losses over this period were primarily due to underwriting losses, significant revenue declines, expenses declining less than the amount of revenue declines, and goodwill impairments. The losses from operations were the result of significant new business written in 2012 and 2013, prior pricing issues in some states in which we have taken significant pricing and underwriting actions to address profitability, losses from states that we have exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses.

The senior secured and subordinated credit facilities contain quarterly debt covenants that set forth, among other things, minimum risk-based capital requirements for our insurance subsidiaries as well as minimum cash flow requirements for our non-regulated businesses. The credit facilities have been amended to waive compliance with the risk-based capital measurement requirement as of December 31, 2014 and as of March 31, 2015, and to postpone the principal payment of $3.5 million due March 31, 2015 to June 30, 2015. Except for the minimum risk-based capital requirement for which we obtained a waiver, we were in compliance with these covenants as of December 31, 2014. However, it is probable we will not meet certain of these covenants in future periods. If we are unable to achieve compliance with the covenants or obtain a forbearance or waiver of any non-compliance or amend the agreements to change such covenants, the lenders could declare all amounts outstanding under the facilities to be immediately due and payable. Even if we were compliant with the covenants or, if not compliant, obtain additional forbearance or waivers from our lenders, there is still substantial uncertainty that we will be able to refinance or extend the maturity of the senior secured facility when it becomes due in March 2016. If our lenders declare the amounts outstanding to be immediately due and payable or if we were unable to refinance or extend the maturity of the senior secured credit facility when it becomes due, it would have a material adverse effect on our operations and our creditors and stockholders.

Our insurance subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require insurance companies to report their results of risk-based capital calculations to state departments of insurance and the NAIC. At December 31, 2014, the risk-based capital level of Affirmative Insurance Company (AIC) triggered a regulatory action level event under the NAIC standard. As a result, AIC is required to submit a plan to the Illinois Department of Insurance (IDOI) in April 2015 detailing corrective actions it will take to return its risk-based capital ratio to an acceptable level. Upon receipt of the plan, the IDOI may accept the plan, require further amendments to the plan or take additional regulatory action including, but not limited to, placing AIC in receivership. Such additional regulatory action by the Illinois Department of Insurance would have a material adverse effect on our operations and the interest of our creditors and stockholders. Such additional regulatory action by the Illinois Department of Insurance also would trigger a further event of default under our senior secured credit facility and subordinated credit facility allowing our lenders to declare all amounts outstanding under the facilities to be immediately due and payable, and if such amounts were declared immediately due and payable by the lenders, it would have a material adverse effect on our operations and the interests of our creditors and stockholders.

We have taken and will continue to pursue appropriate actions to improve the underwriting result. We are also pursuing various other actions to address these issues. However, there can be no assurance that these actions will be effective.

Our recent history of recurring losses from operations, our failure to comply with certain financial covenants in our senior secured and subordinated credit facilities, our need to meet debt repayment requirements and our failure to comply with the Illinois Department of Insurance minimum risk-based capital requirements raise substantial doubt about the Company’s ability to continue as a going concern.

In December 2013, we entered into a capital lease obligation related to certain computer software, software licenses and hardware used in our insurance operations. A receivable for settlement of this transaction was included in other assets as of December 31, 2013. In January 2014, we received cash proceeds from the financing in the amount of $4.9 million. The transaction proceeds were pledged as collateral against all the Company’s obligations under the lease. The dollar amount of collateral pledged is set to decline over the term of the lease as the Company makes the scheduled lease payments. At the end of the initial term, we will have the right to purchase the software for a nominal fee, after which all rights, title and interest would transfer to us.

In May 2010, we entered into a capital lease obligation related to certain computer software, software licenses, and hardware currently used by and on the books of Affirmative Insurance Company (AIC). The lease term was 60 months and the lease obligation was fully secured with certificates of deposit. In October 2012, one of the Lessors terminated their capital lease agreement and in December 2012, the Lessor conveyed all rights and interest in the leased property back to the Company.

In March 2013, we entered into a $4.8 million loan secured by commercial real estate to provide liquidity to AIC. The loan is evidenced by a promissory note secured by a mortgage security agreement and assignment of leases and rents on real estate located in Baton Rouge, Louisiana, which is held as investment in real property in the accompanying consolidated balance sheet. The mortgage bears interest at a per annum fixed rate of 4.95%. The mortgage requires monthly payments of principal and interest with the final payment due on the maturity date of December 15, 2015. As security for payments, we assigned rents due under the lease to a trustee. Pursuant to an escrow and servicing agreement, the trustee will receive rent due under the lease, make required payments due under the mortgage and maintain certain escrow accounts to pay for the necessary expenses of the property until the mortgage is paid in full. The principal balance of the mortgage payable was $1.8 million at December 31, 2014.

On February 28, 2012, we exercised our right to defer interest payments on selected Notes Payable beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to our unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of December 31, 2014. We will continue to accrue interest on the principal during the extension period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the extension period.

Our operating subsidiaries’ primary sources of funds are premiums received, commission, fee income and managing general agency revenue, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.

We believe that existing cash and investment balances, as well as cash flows generated from operations, and other actions taken by the Company will be adequate to meet our liquidity needs, planned capital expenditures and the debt service requirements of the senior secured credit facility and notes payable, during the 12-month period following the date of this report at both the holding company and insurance company levels. For the year ended December 31, 2014, cash and cash equivalents decreased $20.7 million in 2014 as compared with an increase of $6.4 million in 2013. Our net cash used in operations was $51.3 million in 2014 as compared to net cash used in operations of $3.1 million in 2013. This increase was primarily due to the increase in gross written premiums ceded to reinsurers and net loss from operations in 2014. Net cash provided by investing activities was $41.1 million in 2014 as compared to net cash provided by investing activities of $77.3 million in 2013. The decrease in cash flows was primarily due to the proceeds from the sale of the retail business recorded during the periods. In 2014, $25.0 million of proceeds were recognized compared to $84.3 million for 2013. Net cash used in financing activities was $10.6 million in 2014 as compared to net cash used in financing activities of $67.8 million in 2013. This primarily resulted from the refinancing of the Company’s senior secured credit facility effective January 2007, partially offset by the net cash proceeds received from the capital lease entered into during the current year.

On September 30, 2013, we replaced our existing senior credit facility with the proceeds from the sale of the retail business and with proceeds from two new debt arrangements. Our new debt arrangement consisted of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017.

The pricing under the senior secured credit facility was amended effective September 30, 2014 to an adjusted LIBOR rate floor of 1.25%, plus 9.25%. The interest rate as of December 31, 2014 was 10.50%. We made principal payments of $6.5 million and $5.0 million in 2014 and 2013, respectively. As of December 31, 2014, the principal balance of the senior secured credit facility was $28.5 million. The senior secured credit facility was issued at a discount of $2.0 million that is amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016. Prepayments under this agreement are applied to the earliest payments due. Effective December 31, 2014, the senior secured credit facility was amended to postpone the principal payment of $3.5 million due March 31, 2015. The next payment due is $7.0 million on June 30, 2015.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of December 31, 2014 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. Accrued interest is added to the outstanding principal balance until the senior secured credit facility is paid. Capitalized interest totaling $2.9 million was added to the principal balance during 2014. As of December 31, 2014, the principal balance of the subordinated secured credit facility was $16.6 million.

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

Debt issuance costs of $5.2 million were capitalized and will be amortized to interest expense over the expected term of the new credit agreements.

Our obligations under the credit facilities are guaranteed by our material operating subsidiaries (other than the Company’s insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than the Company’s insurance companies), including a pledge of 100% of the stock of AIC.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases, net(1)	$872	$1,390	$1,412	$1,385	$1,347	$4,542	$10,948
Capital lease obligation(2)	3,344	—	—	—	—	—	3,344
Notes payable(3)	—	—	—	—	—	76,815	76,815
Senior secured credit facility(5)	15,000	13,500	—	—	—	—	28,500
Subordinated secured credit facility(5)	—	—	16,566	—	—	—	16,566
Mortgage payable (4)	1,825	—	—	—	—	—	1,825
Interest on capital lease obligation	63	—	—	—	—	—	63
Interest on notes payable(3)	3,268	3,372	2,966	2,966	2,966	45,754	61,292
Interest on senior secured credit facility(5)	2,472	354	—	—	—	—	2,826
Interest on subordinated secured credit facility(5)	—	—	9,040	—	—	—	9,040
Interest on mortgage (4)	49	—	—	—	—	—	49
Reserves for loss and loss adjustment expense(6)	101,636	20,946	7,029	2,074	682	385	132,752
Total	$128,529	$39,562	$37,013	$6,425	$4,995	$127,496	$344,020

(1)

As of December 31, 2014, we leased an aggregate of approximately 160,420 square feet of office space for our insurance companies in various locations throughout the United States. We subleased an aggregate of approximately 65,532 square feet of office space. These amounts represent our net minimum future operating lease commitments.

(2)

On December 31, 2013, we entered into a capital lease transaction with an equipment finance company wherein we sold $4.9 million of computer software, software licenses and hardware used in our insurance operations and simultaneously entered into a capital lease for the EDP Equipment. We entered into a similar capital lease in 2010.

(3)

All of the outstanding notes payable at December 31, 2014 are redeemable in whole or in part after five years from issuance. For this disclosure, it is assumed that none of these notes will be redeemed before their contractual maturities and interest rates on these notes will remain at their current levels.

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

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. The fair value of our fixed-income securities as of December 31, 2014 was $33.3 million. The effective average duration of the portfolio as of December 31, 2014 was 2.5 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 2.5%, or $0.8 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 2.5%, or $0.8 million, increase in the market value of our fixed-income investment portfolio.

On September 30, 2013, we replaced our existing senior credit facility with the proceeds from the sale of the retail business and with proceeds from two new debt arrangements. Our new debt arrangement consisted of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017.

The pricing under the senior secured credit facility was amended effective September 30, 2014 to an adjusted LIBOR rate floor of 1.25%, plus 9.25%. The interest rate as of December 31, 2014 was 10.50%. The Company made principal payments of $6.5 million and $5.0 million in 2014 and 2013, respectively. As of December 31, 2014, the principal balance of the senior secured credit facility was $28.5 million. The senior secured credit facility was issued at a discount of $2.0 million that is amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016. Prepayments under this agreement are applied to the earliest payments due. Effective December 31, 2014, the senior secured credit facility was amended to postpone the principal payment of $3.5 million due March 31, 2015. The next payment due is $7.0 million on June 30, 2015.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of December 31, 2014 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. Accrued interest is added to the outstanding principal balance until the senior secured credit facility is paid. Capitalized interest totaling $2.9 million was added to the principal balance during 2014. As of December 31, 2014, the principal balance of the subordinated secured credit facility was $16.6 million.

Our notes payable are also subject to interest rate risk. The $30.9 million notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of December 31, 2014 was 3.84%. The $25.8 million notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of December 31, 2014 was 3.79%. The $20.1 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.95%. The interest rate as of December 31, 2014 was 4.19%.

Credit risk. An additional exposure to our investment portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At December 31, 2014 and 2013, respectively, our investments were in the following:

	December 31, 2014	December 31, 2013
Corporate debt securities	52.2%	51.8%
U.S. Treasury and government agencies	25.0	28.6
Certificates of deposit	8.3	7.9
Mortgage-backed securities	10.0	6.4
States and political subdivisions	4.5	5.3
Total	100.0%	100.0%

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	December 31, 2014	December 31, 2013
Total invested assets	$33,285	$62,321
Tax-equivalent book yield	1.59%	1.46%
Average duration in years	2.49	2.35
Average S&P rating	A-	A+

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

Our hedge fund investment of $4.5 million at December 31, 2014 is also subject to credit and counterparty risk, in the event that issuers of any of the underlying commercial and residential mortgage-backed securities should default. However, this investment is not material to our overall investment portfolio or consolidated assets and we have established investment policy guidelines to limit the amount of investments other than high quality fixed-income securities.

The table below presents the total amount of receivables due from reinsurers as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Quota-share reinsurers for agreements effective June 30, 2014	$130,086	$—
Michigan Catastrophic Claims Association	27,610	34,878
Quota-share reinsurers for agreements effective December 31, 2013	14,096	22,218
Vesta Insurance Group	9,270	13,435
Quota-share reinsurer for agreements effective January 1, 2011 and other	3,188	(4)
Excess of loss reinsurers	839	3,413
Quota-share reinsurer for agreements effective September 1, 2011 and March 31, 2013	(2,285)	91,879
Total reinsurance receivable	$182,804	$165,819

The quota-share reinsurers and excess of loss reinsurers all have at least A- ratings from A.M. Best. Accordingly, we believe there is minimal risk related to these reinsurance receivables.

In 2011, we entered into a quota-share agreement with a third-party reinsurance company under which we ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $82.0 million during the year ended December 31, 2012, and this agreement was extended under the same terms through March 31, 2013 and terminated on a cutoff basis as of April 1, 2013. Upon termination, we recorded $27.2 million of returned premium, net of $7.7 million of deferred ceding commissions. Written premiums under this agreement during 2013 represented a return of previously ceded premiums totaling $5.5 million. Written premiums ceded under this agreement totaled $99.3 million. This agreement commuted in March 2015.

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

Effective December 31, 2013, we entered into a new reinsurance agreement with four third-party reinsurance companies. Under this agreement, we ceded 20% of premiums and losses in Alabama, Illinois, Louisiana and Texas, and 60% in California on policies in force on December 31, 2013 or written or renewed on and after that date. Written premiums ceded under this agreement totaled $22.2 million as of December 31, 2013. On January 1, 2014, the quota-share rate increased to 60% for all business in force in these same states and for new and renewal business. On June 30, 2014, the reinsurance agreement was terminated, resulting in the return of $51.7 million of unearned premiums, net of $14.5 million of ceding commissions. Written premiums ceded under the agreement totaled $95.9 million. In March 2015, two of the quota share reinsurers commuted their participation on this agreement.

Effective June 30, 2014, a new reinsurance agreement with five third-party reinsurance companies was put in place to cede 85% of all business in force in these same states and for new and renewal business through June 30, 2015. Written premiums ceded under this agreement totaled $201.9 million through December 31, 2014. In March 2015, one of the quota share reinsurers commuted their participation on this agreement, reducing the effective ceding percentage to 50%.

Historically, we assumed reinsurance from a Texas county mutual insurance company (the county mutual) whereby we assumed 100% of the policies issued by the county mutual for business produced by our owned general agents with policies in force prior to January 1, 2013. We have established a trust to secure our obligation under this reinsurance contract with a balance of $4.3 million as of December 31, 2014. On January 1, 2013, we terminated this agreement on a cut-off basis.

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

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiaries Affirmative Insurance Company (AIC) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC from VFIC under the reinsurance agreement. Accordingly, AIC and VFIC entered into a Security Fund Agreement in September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At December 31, 2014, the VFIC Trust held $16.6 million (after cumulative withdrawals of $9.0 million through December 31, 2014), consisting of a $16.6 million U.S. Treasury money market account, to collateralize the $9.3 million net recoverable from VFIC. In March 2015, we received a notice of determination from the VFIC Special Deputy Receiver on multiple proofs of claim for an aggregate amount of $15.3 million for various reinsurance balances with VFIC. As part of the notice of determination, we entered into a settlement agreement and release with the VFIC Special Deputy Receiver. We expect to receive the $15.3 million in settlement proceeds by May 2015.

At December 31, 2014, $0.2 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC under a reinsurance agreement with VIG affiliated companies. Affirmative established a trust account to secure the Company’s obligations under this reinsurance contract, which currently holds $10.7 million in a money market cash equivalent account (the AIC Trust). Cumulative withdrawals by the Special Deputy Receiver of $2.1 million were made through December 31, 2014.

As part of the terms of the acquisition of AIC, VIG indemnified us for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of December 31, 2014, all such unaffiliated reinsurers had A.M. Best ratings of “A-” or better.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Affirmative Insurance Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Affirmative Insurance Holdings, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Affirmative Insurance Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recent history of recurring losses from operations, its failure to comply with certain financial covenants in the senior secured and subordinated credit facilities, its need to meet debt repayment requirements and its failure to comply with the Illinois Department of Insurance minimum risk-based capital requirements raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Dallas, Texas

March 31, 2015

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2014	2013
Assets
Available-for-sale securities, at fair value	$33,285	$62,321
Other invested assets	4,501	4,085
Cash and cash equivalents	23,863	44,569
Fiduciary and restricted cash	4,794	1,369
Accrued investment income	149	231
Premiums and fees receivable, net	53,167	53,442
Commissions receivable	487	—
Receivable from reinsurers	182,804	165,819
Income taxes receivable	149	—
Investment in real property, net	9,558	10,277
Property and equipment (net of accumulated depreciation of $59,127 for 2014 and $53,222 for 2013)	8,389	13,978
Other intangible assets (net of accumulated amortization of $7,765 for 2014 and 2013)	1,500	1,500
Prepaid expenses	5,623	7,126
Other assets (net of allowance for doubtful accounts of $576 for 2014 and $7,739 for 2013)	9,420	22,124
Total assets	$337,689	$386,841
Liabilities and Stockholders’ Deficit
Liabilities:
Reserves for losses and loss adjustment expenses	$132,752	$133,589
Unearned premium	84,055	81,598
Amounts due to reinsurers	80,126	64,910
Due to third-party carriers	5,106	7,221
Deferred revenue	6,537	6,763
Capital lease obligation	3,344	9,428
Debt	123,341	127,563
Income taxes payable	—	3,641
Deferred acquisition costs, net liability	4,214	7,544
Other liabilities	32,613	47,476
Total liabilities	472,088	489,733
Stockholders’ deficit:
Common stock, $0.01 par value; 75,000,000 shares authorized, 18,949,220 shares issued and 16,155,357 shares outstanding at December 31, 2014; 18,202,221 shares issued and 15,408,358 shares outstanding at December 31, 2013	190	182
Additional paid-in capital	167,623	167,049
Treasury stock, at cost (2,793,863 shares at December 31, 2014 and 2013)	(32,910)	(32,910)
Accumulated other comprehensive loss	(1,536)	(1,654)
Retained deficit	(267,766)	(235,559)
Total stockholders’ deficit	(134,399)	(102,892)
Total liabilities and stockholders’ deficit	$337,689	$386,841
See accompanying Notes to Consolidated Financial Statements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Net premiums earned	$97,036	$165,683	$143,736
Commission income, fees and managing general agent revenue	43,428	77,534	61,495
Net investment income	3,009	2,721	3,105
Net realized gains	57	61	922
Other income	3	125	503
Total revenues	143,533	246,124	209,761
Expenses
Net losses and loss adjustment expenses	115,682	147,818	111,858
Selling, general and administrative expenses	52,854	99,735	96,055
Depreciation and amortization	5,952	7,079	10,062
Total expenses	174,488	254,632	217,975
Operating loss	(30,955)	(8,508)	(8,214)
Gain on sale of retail business	10,000	64,971	—
Loss on extinguishment of debt	—	(4,193)	—
Interest expense	(12,954)	(20,663)	(19,743)
Goodwill and other intangible assets impairment	—	—	(23,692)
Income (loss) before income taxes	(33,909)	31,607	(51,649)
Income tax expense (benefit)	(1,702)	889	264
Net income (loss)	$(32,207)	$30,718	$(51,913)
Basic income (loss) per common share:
Net income (loss)	$(2.07)	$1.99	$(3.37)
Diluted income (loss) per common share:
Net income (loss)	$(2.07)	$1.97	$(3.37)
Weighted average common shares outstanding:
Basic	15,525	15,408	15,408
Diluted	15,525	15,622	15,408

See accompanying Notes to Consolidated Financial Statements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(32,207)	$30,718	$(51,913)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities arising during period	164	(607)	117
Reclassification adjustment for realized gains included in net income (loss)	(46)	(49)	(888)
Other comprehensive income (loss), net	118	(656)	(771)
Total comprehensive income (loss)	$(32,089)	$30,062	$(52,684)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	2014		2013		2012
	Shares	Amounts	Shares	Amounts	Shares	Amounts
Common stock
Balance at January 1	18,202,221	$182	18,202,221	$182	18,202,221	$182
Issuance of restricted stock awards	472,000	5	—	—	—	—
Exercise of stock options	274,999	3	—	—	—	—
Balance at December 31	18,949,220	190	18,202,221	182	18,202,221	182
Additional paid-in capital
Balance at January 1		167,049		166,749		166,342
Issuance of restricted stock awards		(5)		—		—
Exercise of stock options		207		—		—
Stock-based compensation		372		300		407
Balance at December 31		167,623		167,049		166,749
Treasury stock
Balance at beginning of year and end of year	2,793,863	(32,910)	2,793,863	(32,910)	2,793,863	(32,910)
Accumulated other comprehensive income (loss)
Balance at January 1		(1,654)		(998)		(227)
Unrealized gain (loss) on available-for-sale investment securities		118		(656)		(771)
Balance at December 31		(1,536)		(1,654)		(998)
Retained deficit
Balance at January 1		(235,559)		(266,277)		(214,364)
Net income (loss)		(32,207)		30,718		(51,913)
Balance at December 31		(267,766)		(235,559)		(266,277)
Total stockholders’ deficit		$(134,399)		$(102,892)		$(133,254)

See accompanying Notes to Consolidated Financial Statements.

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$(32,207)	$30,718	$(51,913)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,671	7,798	10,842
Stock-based compensation expense	372	369	390
Amortization of debt costs	1,946	1,314	435
Amortization of debt discount	1,112	4,944	4,126
Net realized gains from sales of available-for-sale securities	(46)	(49)	(888)
Fair value gain on investment in hedge fund	(416)	(695)	(492)
Gain on disposal of assets	(11)	(12)	(34)
Gain on sale of retail business	(10,000)	(64,971)	—
Amortization of premiums on investments, net	616	557	1,515
Provision for doubtful accounts	(7,225)	88	451
Paid-in-kind interest	2,916	2,083	1,543
Loss on extinguishment of debt	—	4,193	—
Goodwill and other intangible assets impairment	—	—	23,692
Deferred tax asset valuation allowance	11,420	(13,303)	12,708
Change in operating assets and liabilities:
Fiduciary and restricted cash	(1,325)	(800)	1,909
Premiums, fees and commissions receivable, net	(212)	(4,007)	(7,833)
Reserves for losses and loss adjustment expenses	(837)	(5,265)	(44,982)
Amounts due from reinsurers	(1,769)	(7,594)	3,500
Due to third-party carriers	(2,115)	8,193	(948)
Premium finance receivable, net (related to our insurance premiums)	—	(3,932)	(2,251)
Deferred revenue	(226)	2,398	1,301
Unearned premium	2,457	8,737	14,619
Deferred acquisition costs, net	(3,330)	7,642	(6,562)
Deferred taxes	(11,420)	10,125	(12,458)
Income taxes receivable	(3,790)	3,791	589
Other	(3,853)	4,543	(7,067)
Net cash used in operating activities	(51,272)	(3,135)	(57,808)
Cash flows from investing activities
Fiduciary and restricted cash	(2,100)	—	—
Proceeds from sale of retail business, net	25,000	84,270	—
Proceeds from sales of available-for-sale securities	16,193	8,964	37,447
Proceeds from maturities of available-for-sale securities	19,270	54,302	37,871
Purchases of available-for-sale securities	(16,879)	(69,004)	(9,392)
Premium finance receivable, net (related to third-party insurance premiums)	—	(281)	1,391
Purchases of property and equipment	(367)	(917)	(1,443)
Proceeds from sale of property and equipment	11	—	—
Proceeds from insurance recoveries	—	—	30
Net cash provided by investing activities	41,128	77,334	65,904
Cash flows from financing activities
Borrowings under senior secured credit facility effective January 2007	—	12,500	5,500
Borrowings under credit facilities effective September 2013	—	48,000	—
Proceeds from financing under capital lease obligation	4,858	—	—
Principal payments under capital lease obligations	(6,319)	(2,943)	(4,937)
Principal payments on senior secured credit facility effective September 2013	(6,500)	(5,000)	—
Principal payments on senior secured credit facility effective January 2007	—	(120,192)	(3,530)
Principal payments on mortgage security agreement	(1,737)	(1,248)	—
Issuance of mortgage security agreement	—	4,809	—
Proceeds from stock options exercised	207	—	—
Debt issuance costs paid	(532)	(860)	—
Bank overdrafts	(539)	(2,872)	4,488
Net cash provided by (used in) financing activities	(10,562)	(67,806)	1,521
Net increase (decrease) in cash and cash equivalents	(20,706)	6,393	9,617
Cash and cash equivalents at beginning of year	44,569	38,176	28,559
Cash and cash equivalents at end of year	$23,863	$44,569	$38,176
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,333	$10,004	$10,941
Cash paid for income taxes	2,748	390	336
Disclosure of non-cash information:
Capital lease obligation settled by transfer of securities	$—	$—	$7,851
Debt issuance costs	—	3,000	—

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

Affirmative Insurance Holdings, Inc. (the Company), was incorporated in Delaware in June 1998. The Company is a provider of non-standard personal automobile insurance policies for individual consumers in targeted geographic areas. The Company is a party to an agreement with an unaffiliated underwriting agency in the state of California and provides non-standard insurance policies written by a Texas county mutual. The Company is currently distributing insurance policies through approximately 5,000 independent agents or brokers in 7 states (Louisiana, Texas, California, Alabama, Illinois, Indiana and Missouri).

2.	Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

The Company incurred losses from operations over the last six years, including an operating loss of $31.0 million for the year ended December 31, 2014. Losses over this period were primarily due to underwriting losses, significant revenue declines, expenses declining less than the amount of revenue declines, and goodwill impairments. The losses from operations were the result of significant new business written in 2012 and 2013, prior pricing issues in some states in which the Company has taken significant pricing and underwriting actions to address profitability, losses from states that the Company has exited, such as Florida and Michigan, and goodwill impairment charges as a result of such losses.

The senior secured and subordinated credit facilities contain quarterly debt covenants that set forth, among other things, minimum risk-based capital requirements for the Company’s insurance subsidiaries as well as minimum cash flow requirements for the Company’s non-regulated businesses. The credit facilities have been amended to waive compliance with the risk-based capital measurement requirement as of December 31, 2014 and as of March 31, 2015, and to postpone the principal payment of $3.5 million due March 31, 2015 to June 30, 2015. Except for the minimum risk-based capital requirement for which the Company obtained a waiver, the Company was in compliance with these covenants as of December 31, 2014. However, it is probable the Company will not meet certain of these covenants in future periods. If the Company is unable to achieve compliance with the covenants or obtain a forbearance or waiver of any non-compliance or amend the agreements to change such covenants, the lenders could declare all amounts outstanding under the facilities to be immediately due and payable. Even if the Company is compliant with the covenants or, if not compliant, obtains additional forbearance or waivers from its lenders, there is still substantial uncertainty that the Company will be able to refinance or extend the maturity of the senior secured facility when it becomes due in March 2016. If the Company’s lenders declare the amounts outstanding to be immediately due and payable or if the Company is unable to refinance or extend the maturity of the senior secured credit facility when it becomes due, it would have a material adverse effect on the Company’s operations and the Company’s creditors and stockholders.

The Company’s insurance subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require insurance companies to report their results of risk-based capital calculations to state departments of insurance and the NAIC. At December 31, 2014, the risk-based capital level of Affirmative Insurance Company (AIC) triggered a regulatory action level event under the NAIC standard. As a result, AIC is required to submit a plan to the Illinois Department of Insurance (IDOI) in April 2015 detailing corrective actions it will take to return its risk-based capital ratio to an acceptable level. Upon receipt of the plan, the IDOI may accept the plan, require further amendments to the plan or take additional regulatory action including, but not limited to, placing AIC in receivership. Such additional regulatory action by the Illinois Department of Insurance would have a material adverse effect on the Company’s operations and the interest of its creditors and stockholders. Such additional regulatory action by the Illinois Department of Insurance also would trigger a further event of default under the Company’s senior secured credit facility and subordinated credit facility allowing the Company’s lenders to declare all amounts outstanding under the facilities to be immediately due and payable, and if such amounts were declared immediately due and payable by the lenders, it would have a material adverse effect on the Company’s operations and the interests of its creditors and stockholders.

The Company has taken and will continue to pursue appropriate actions to improve the underwriting results. The Company is also pursuing various other actions to address these issues. However, there can be no assurance that these actions will be effective.

The Company’s recent history of recurring losses from operations, its failure to comply with certain financial covenants in its senior secured and subordinated credit facilities, its need to meet debt repayment requirements and its failure to comply with the Illinois Department of Insurance minimum risk-based capital requirements raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents • Cash and cash equivalents are highly liquid investments with an original maturity of ninety days or less and include principally money market funds, repurchase agreements, and other bank deposits. Unless the right-of-setoff requirements have been met, bank overdrafts or negative book cash balances, if material, are recorded in other liabilities in the consolidated balance sheet. As of December 31, 2014 and 2013, $1.1 million and $1.6 million negative book cash balance was reflected in other liabilities in the consolidated balance sheets, respectively.

Fiduciary and Restricted Cash • Fiduciary and restricted cash consists of non-operating certificates of deposit required by state regulations and/or under various agreements with third parties.

Investments • Investment securities consist of debt securities, and are recorded at fair value on the consolidated balance sheet. These investments are classified as available-for-sale with unrealized gains and losses recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ deficit. No income tax effect of unrealized gains and losses is reflected in other comprehensive income (loss) due to the Company carrying a full deferred tax valuation allowance. The Investment Committee periodically reviews investment portfolio results and evaluates strategies to maximize yields, to match maturity durations with anticipated needs, and to maintain compliance with investment guidelines.

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

Identifiable intangible assets consist of state insurance company licenses. The Company reviews such intangibles for impairment whenever an impairment indicator exists. Management continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, management assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.

Variable Interest Entities • Affirmative Insurance Holdings Statutory Trust I (“Trust I”), is an unconsolidated trust subsidiary established for the sole purpose of issuing $30.0 million trust preferred securities in 2004. Trust I used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $30.9 million of subordinated debt securities from the Company. The debt securities are the sole assets of Trust I, and the payments under the debt securities are the sole revenues of Trust I. The Company’s initial capital contribution consisted of the purchase of 928,000 common securities issued by Trust I for $928,000, which represented 3% of the total dollar amount of subordinated debentures issued.

Affirmative Insurance Holdings Statutory Trust II (“Trust II”), is an unconsolidated trust subsidiary established for the sole purpose of issuing $25.0 million trust preferred securities in 2005. Trust II used the proceeds from the sale of these securities and the Company’s initial capital contribution to purchase $25.8 million of subordinated debt securities from the Company. The debt securities are the sole assets of Trust II, and the payments under the debt securities are the sole revenues of Trust II. The Company’s initial capital contribution consisted of the purchase of 774,000 common securities issued by Trust II for $774,000, which represented 3% of the total dollar amount of subordinated debentures issued.

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

Segment Reporting • The Company’s operations consist of designing, underwriting and servicing non-standard personal automobile insurance policies. The Company is a holding company, with no operating revenues and only interest expense on corporate debt. The Company’s subsidiaries consist of several types of legal entities: insurance companies, underwriting agencies and a service company from which all employees are paid. Insurance subsidiaries possess the certificates of authority and capital necessary to transact insurance business and issue policies, but they rely on both affiliated and an unaffiliated underwriting agency to design, distribute and service those policies. Underwriting agencies primarily design, distribute and service policies issued or reinsured by the Company’s insurance subsidiaries and that are distributed by independent agents. Given the homogeneity of the Company’s products, the regulatory environments in which the Company operates, the nature of the Company’s customers and distribution channels, Company management monitors, controls and manages the business as an integrated entity offering non-standard personal automobile insurance products through multiple distribution channels.

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

Recently Issued Accounting Standards • Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers issued in May 2014 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. Insurance contracts have been excluded from the scope of the guidance, which is effective for fiscal years beginning after December 15, 2016. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial position, results of operations, or cash flows.

Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern issued in August 2014 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, this ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial position, results of operations, or cash flows.

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

The additional $20.0 million of proceeds may be used to pay down debt or infuse capital into Affirmative Insurance Company (AIC). The additional proceeds are contingent on AIC meeting certain risk-based capital thresholds and maintaining the obligations of the distribution agreement. The risk-based capital measurement begun as of June 30, 2014 for up to $10.0 million of additional proceeds and the remaining balance up to $20.0 million can be achieved on any following quarterly measurement date through December 31, 2015. These contingent proceeds are recognized as risk-based capital measurement thresholds are achieved. In September 2014, $10.0 million of additional proceeds were received of which, $9.9 million was used to infuse capital into AIC and $0.1 million was used to pay down the senior secured credit facility.

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

The Company realized a pretax gain on the sale of $10.0 million and $65.0 million for the years ended December 31, 2014 and 2013, respectively. The Company’s consolidated results of operations as of December 31, 2013 include the retail business’s results of operations through the date of the sale, September 30, 2013. The net assets sold consisted of (in thousands):

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

Amortized Cost and Fair Value

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at December 31, 2014 and 2013, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
U.S. Treasury and government agencies	$8,311	$33	$(30)	$8,314
Mortgage-backed securities	3,386	19	(92)	3,313
States and political subdivisions	1,485	34	—	1,519
Corporate debt securities	17,340	90	(58)	17,372
Certificates of deposit	2,760	8	(1)	2,767
Total	$33,282	$184	$(181)	$33,285
December 31, 2013
U.S. Treasury and government agencies	$17,830	$55	$(51)	$17,834
Mortgage-backed securities	4,023	4	(47)	3,980
States and political subdivisions	3,265	68	—	3,333
Corporate debt securities	32,458	135	(310)	32,283
Certificates of deposit	4,860	32	(1)	4,891
Total	$62,436	$294	$(409)	$62,321

The Company had $10.0 million of unsettled investment purchases as of December 31, 2013.

For additional disclosures regarding methods and assumptions used in estimating fair values of these securities see Note 23.

Maturities

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at December 31, 2014 by contractual maturity were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Fixed maturities:
Due in one year or less	$7,672	$7,716
Due after one year through five years	22,224	22,256
Mortgage-backed securities	3,386	3,313
Total	$33,282	$33,285

Net Investment Income

Major categories of net investment income for the years ended December 31 were as follows (in thousands):

	2014	2013	2012
Available-for-sale investment securities	$803	$769	$1,520
Rental income from investment in real property	2,420	2,390	2,410
Income from investment in hedge fund	416	695	492
Cash and cash equivalents	635	155	3
	4,274	4,009	4,425
Less: Investment expense	(1,265)	(1,288)	(1,320)
Net investment income	$3,009	$2,721	$3,105

Gross Realized Gains and Losses

Gross realized gains and losses on available-for-sale investments for the years ended December 31 were as follows (in thousands):

	2014	2013	2012
Gross gains	$124	$58	$1,025
Gross losses	(78)	(9)	(137)
Total	$46	$49	$888

Unrealized Losses

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at December 31, 2014 and 2013, the estimated fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	December 31, 2014
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$2,217	$(6)	$1,984	$(24)	$4,201	$(30)
Mortgage-backed securities	1,388	(22)	1,273	(70)	2,661	(92)
Corporate debt securities	5,894	(36)	3,235	(22)	9,129	(58)
Certificates of deposit	999	(1)	—	—	999	(1)
Total	$10,498	$(65)	$6,492	$(116)	$16,990	$(181)

	December 31, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$13,220	$(51)	$—	$—	$13,220	$(51)
Mortgage-backed securities	3,403	(47)	—	—	3,403	(47)
Corporate debt securities	23,410	(310)	—	—	23,410	(310)
Certificates of deposit	849	(1)	—	—	849	(1)
Total	$40,882	$(409)	$—	$—	$40,882	$(409)

The Company’s portfolio contained approximately 65 and 53 individual investment securities that were in an unrealized loss position as of December 31, 2014 and 2013, respectively.

The unrealized losses at December 31, 2014 were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. On a quarterly basis, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, duration and extent to which the fair value is less than cost. If the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment may be triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). The Company also considers potential adverse conditions related to the financial health of the issuer based on rating agency actions. As a result of management’s quarterly analyses for the years ended December 31, 2014 and 2013, no individual securities were considered other-than-temporarily impaired.

Restricted Investments

As of December 31, 2014 and 2013, certificates of deposit in the amount of $2.8 million and $4.9 million, respectively, were pledged as collateral associated with the capital lease related to certain computer software, software licenses, and hardware used in the Company’s insurance operations. See Note 12 for discussion of the associated capital lease obligation.

At December 31, 2014 and 2013, investments in fixed-maturity securities with an approximate carrying value of $7.0 million and $6.9 million, respectively, were on deposit with regulatory authorities as required by insurance regulations.

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

Quota-share agreements

In 2011, the Company entered into a quota-share agreement with a third-party reinsurance company under which the Company ceded 10% of business produced in Louisiana, Alabama, Texas and Illinois from September 1, 2011 through December 31, 2011. At December 31, 2011, this contract converted to a 40% quota-share reinsurance contract on the in-force business for the applicable states throughout 2012. Written premiums ceded under this agreement totaled $82.0 million during the year ended December 31, 2012, and this agreement was extended under the same terms through March 31, 2013 and terminated on a cutoff basis as of April 1, 2013. Upon termination, the Company recorded $27.2 million of returned premium, net of $7.7 million of deferred ceding commissions. Written premiums under this agreement during 2013 represented a return of previously ceded premiums totaling $5.5 million. Written premiums ceded under this agreement totaled $99.3 million. This agreement commuted in March 2015.

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

Effective December 31, 2013, the Company entered into a new reinsurance agreement with four third-party reinsurance companies. Under this agreement, the Company ceded 20% of premiums and losses in Alabama, Illinois, Louisiana and Texas, and 60% in California on policies in force on December 31, 2013 or written or renewed on and after that date. Written premiums ceded under this agreement totaled $22.2 million as of December 31, 2013. On January 1, 2014, the quota-share rate increased to 60% for all business in force in these same states and for new and renewal business. On June 30, 2014, the reinsurance agreement was terminated, resulting in the return of $51.7 million of unearned premiums, net of $14.5 million of ceding commissions. Written premiums ceded under the agreement totaled $95.9 million. In March 2015, two of the quota share reinsurers commuted their participation on this agreement.

Effective June 30, 2014, a new reinsurance agreement with five third-party reinsurance companies was put in place to cede 85% of all business in force in these same states and for new and renewal business through June 30, 2015. Written premiums ceded under this agreement totaled $201.9 million through December 31, 2014. In March 2015, one of the quota share reinsurers commuted their participation on this agreement, reducing the effective ceding percentage to 50%.

Assumed Reinsurance

The Company assumes reinsurance from a Texas county mutual insurance company (the county mutual) whereby the Company has assumed 100% of the policies issued by the county mutual for business produced by the Company’s owned general agents with policies in force prior to January 1, 2013. The county mutual does not retain any of this business and there are no loss limits other than the underlying policy limits. AIC has established a trust to secure the Company’s obligation under this reinsurance contract with a balance of $4.3 million and $15.0 million as of December 31, 2014 and 2013, of which $0.6 million and $3.6 million was held in cash equivalents as of December 31, 2014 and 2013, respectively. On January 1, 2013, the Company terminated this agreement on a cut-off basis and unearned premium of $11.8 million was returned to the ceding company.

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Year Ended December 31,
	2014		2013		2012
	Written	Earned	Written	Earned	Written	Earned
Direct	$331,179	$328,752	$304,007	$284,479	$198,359	$185,546
Reinsurance assumed (returned)	—	—	(11,812)	—	38,663	36,718
Reinsurance ceded	(229,423)	(231,716)	(163,549)	(118,796)	(66,482)	(78,528)
Total	$101,756	$97,036	$128,646	$165,683	$170,540	$143,736

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

	Year Ended December 31,
	2014	2013	2012
Selling, general and administrative expenses	$50,765	$29,716	$26,676

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	December 31, 2014	December 31, 2013
Losses and loss adjustment expense reserves	$86,421	$72,366
Unearned premium reserve	67,089	69,381
Total	$153,510	$141,747

The following table summarizes the ceded incurred losses and loss adjustment expenses (consisting of ceded paid losses and loss adjustment expenses and change in reserves for loss and loss adjustment expenses ceded) to various reinsurers (in thousands):

	Year Ended December 31,
	2014	2013	2012
Paid losses and loss adjustment expenses ceded	$145,436	$74,903	$61,186
Change in reserves for loss and loss adjustment expenses ceded	14,609	5,200	(11,344)
Incurred losses and loss adjustment expenses ceded	$160,045	$80,103	$49,842

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

Receivable from reinsurers

The table below presents the total amount of receivables due from reinsurers as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Quota-share reinsurers for agreements effective June 30, 2014	$130,086	$—
Michigan Catastrophic Claims Association	27,610	34,878
Quota-share reinsurers for agreements effective December 31, 2013	14,096	22,218
Vesta Insurance Group	9,270	13,435
Quota-share reinsurer for agreements effective January 1, 2011 and other	3,188	(4)
Excess of loss reinsurers	839	3,413
Quota-share reinsurer for agreements effective September 1, 2011 and March 31, 2013	(2,285)	91,879
Total reinsurance receivable	$182,804	$165,819

The quota-share reinsurers and the excess of loss reinsurers all have at least A- ratings from A.M. Best. Accordingly, the Company believes there is minimal credit risk related to these reinsurance receivables. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), AIC had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. At December 31, 2014, the VFIC Trust held $16.6 million (after cumulative withdrawals of $9.0 million through December 31, 2014), consisting of a U.S. Treasury money market account held in cash and cash equivalents, to collateralize the $9.3 million net recoverable from VFIC. In March 2015, AIC received a notice of determination from the VFIC Special Deputy Receiver on multiple proofs of claim for an aggregate amount of $15.3 million for various reinsurance balances with VFIC. As part of the notice of determination, AIC entered into a settlement agreement and release with the VFIC Special Deputy Receiver. AIC expects to receive the $15.3 million in settlement proceeds by May 2015.

At December 31, 2014, $0.2 million was included in reserves for losses and loss adjustment expenses that represented the amounts owed by AIC under a reinsurance agreement with a VIG-affiliated company. Affirmative established a trust account to secure the Company’s obligations under this reinsurance contract, which currently holds $10.7 million in a money market cash equivalent account (the AIC Trust). The Special Deputy Receiver in Texas had cumulative withdrawals from the AIC Trust of $0.4 million through December 2014, and the Special Deputy Receiver in Hawaii had cumulative withdrawals from the AIC Trust of $1.7 million through December 2014.

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

VIG indemnified the Company for any losses due to uncollectible reinsurance related to reinsurance agreements entered into with unaffiliated reinsurers prior to December 31, 2003. As of December 31, 2014, all such unaffiliated reinsurers had A.M. best ratings of A- or better. The Company had reinsurance recoverable from VIG of $2.0 million and $2.2 million as of December 31, 2014 and 2013, respectively.

7.	Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commissions and premium taxes, net of ceding commission income, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization were as follows (in thousands):

	Gross	Ceded	Net Asset (Liability)
Ending balance at December 31, 2012	$7,111	$(7,013)	$98
Additions	38,156	(47,705)	(9,549)
Amortization	(32,680)	34,587	1,907
Ending balance at December 31, 2013	12,587	(20,131)	(7,544)
Additions	58,940	(63,215)	(4,275)
Amortization	(56,959)	64,564	7,605
Ending balance at December 31, 2014	$14,568	$(18,782)	$(4,214)

8.	Property and Equipment, Net

Property and equipment, net, consisted of the following as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Computer software	$50,565	$50,448
Data processing equipment	9,250	9,056
Leasehold improvements	3,830	3,805
Furniture and office equipment	3,664	3,637
Automobiles	207	254
	67,516	67,200
Accumulated depreciation	(59,127)	(53,222)
Property and equipment, net	$8,389	$13,978

        The Company’s depreciation expense was $6.0 million, $7.1 million, and $10.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Consistent with prior assessments, the fair value of the Company was determined using an internally developed discounted cash flow method. Management made significant assumptions and estimates about the extent and timing of future cash flows, growth rates, and discount rates that represent unobservable inputs into the valuation methodologies used to calculate fair value. A discount rate of 19% was used at September 30, 2012, which the Company believes adequately reflected an appropriate risk-adjusted discount rate based on its overall cost of capital and company-specific risk factors related to cash flow, debt covenants compliance, and regulatory risk. The cash flows were estimated over a significant future period of time, which made those estimates and assumptions subject to a high degree of uncertainty. In step two of the goodwill impairment analysis, the Company determined the fair values of the Company’s assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination. Determining the implied fair value of goodwill was judgmental in nature and involved the use of significant estimates and assumptions. The resulting implied fair value of goodwill was compared to the carrying value of goodwill, resulting in the write-off of the remaining goodwill balance of $23.4 million in 2012.

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

Other intangible assets at December 31, 2014 and 2013 were as follows (in thousands):

	2014				2013
	Cost	Impairment	Accumulated Amortization	Net	Cost	Impairment	Accumulated Amortization	Net
Amortizable intangible assets:
Agency and customer relationships	$8,054	$(1,689)	$(6,365)	$—	$8,054	$(1,689)	$(6,365)	$—
Non-amortizable intangible assets:
Trade names and licenses	3,144	(244)	(1,400)	1,500	3,144	(244)	(1,400)	1,500
Total	$11,198	$(1,933)	$(7,765)	$1,500	$11,198	$(1,933)	$(7,765)	$1,500

The Company sold $12.8 million of trade name intangibles as part of the retail sale in 2013, as discussed in Note 4.

10.	Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserves for unpaid losses and loss adjustment expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Gross balance at beginning of year	$133,589	$138,854	$183,836
Less: Reinsurance recoverable	72,366	67,166	78,510
Net balance at beginning of year	61,223	71,688	105,326
Incurred related to:
Current year	94,470	135,556	106,379
Prior years	21,212	12,262	5,479
Paid related to:
Current year	63,780	88,727	66,916
Prior years	66,794	69,556	78,580
Net balance at the end of year	46,331	61,223	71,688
Reinsurance recoverable	86,421	72,366	67,166
Gross balance at the end of year	$132,752	$133,589	$138,854

In 2014, the percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 119.2% compared with 89.2% in 2013. The current year included $21.2 million of unfavorable prior period development primarily related to Louisiana, Texas and California losses from 2013 and 2012, which was primarily due to increases in estimated severity of liability claims. Excluding the prior year development, the current accident year net loss ratio was 97.4% compared with 81.8% in 2013. The use of quota-share reinsurance overstates the net loss ratio. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. Excluding the impact of the quota-share, the loss ratio for the 2014 accident year was 75.2% and 74.6% for the 2013 accident year. The increase in the current year was primarily due to the increase of 2014 losses based on the prior period development.

In 2013, the percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 89.2% compared with 77.8% in 2012. The current year included $7.0 million of unfavorable prior period development primarily related to the 2011 accident year for our Louisiana business, $3.6 million related to the 2011 and 2012 Texas business, and $1.3 million for the accident year 2012 California business. Excluding the prior year development, the current accident year net loss ratio was 81.8% compared with 74.0% in 2012. The use of quota-share reinsurance overstates the net loss ratio. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. Excluding the impact of the quota-share, the loss ratio for the 2013 accident year was 74.6% and 69.4% for the 2012 accident year. The increase in the current year was primarily due to a significant increase in new business, which tends to have a higher loss ratio than renewal business. Also reflected in the above numbers is the effect of catastrophes. In the current accident year we have incurred catastrophes, net of reinsurance, equal to 2.0% for 2013 and 2012. Both of these numbers are higher than our long term average expectation of 0.5%.

11.Debt

The Company’s long-term debt instruments and balances outstanding at December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,113	20,126
Total notes payable	76,815	76,828
Senior secured credit facility effective September 2013, net of discount	28,135	33,523
Subordinated secured credit facility	16,566	13,650
Mortgage payable	1,825	3,562
Total long-term debt	$123,341	$127,563

Notes payable

The $30.9 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of December 31, 2014 was 3.84%.

The $25.8 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of December 31, 2014 was 3.79%.

On February 28, 2012, the Company exercised its right to defer interest payments on the two notes payable mentioned above beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to the Company’s unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of December 31, 2014. The Company will continue to accrue interest on the principal during the interest deferral period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the interest deferral period and totaled $6.9 million as of December 31, 2014.

The $20.1 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.95%. The interest rate as of December 31, 2014 was 4.19%.

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

The pricing under the senior secured credit facility was amended effective September 30, 2014 to an adjusted LIBOR rate floor of 1.25%, plus 9.25%. The interest rate as of December 31, 2014 was 10.50%. The Company made principal payments of $6.5 million and $5.0 million in 2014 and 2013, respectively. As of December 31, 2014, the principal balance of the senior secured credit facility was $28.5 million. The senior secured credit facility was issued at a discount of $2.0 million that is amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016. Prepayments under this agreement are applied to the earliest payments due. Effective December 31, 2014, the senior secured credit facility was amended to postpone the principal payment of $3.5 million due March 31, 2015. The next payment due is $7.0 million on June 30, 2015.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of December 31, 2014 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. Accrued interest is added to the outstanding principal balance until the senior secured credit facility is paid. Capitalized interest totaling $2.9 million was added to the principal balance during 2014. As of December 31, 2014, the principal balance of the subordinated secured credit facility was $16.6 million.

In March 2015, the Company entered into an amendment to the senior secured and subordinated credit facilities. The amendment included the following significant items:

•

A waiver under both the senior secured and subordinated credit facility of all defaults or events of default arising out of the breach of the Company’s risk-based capital ratio for the quarters ended December 31, 2014 and March 31, 2015.

•	The principal payment of $3.5 million due March 31, 2015 under the senior secured facility postponed to June 30, 2015. The next principal payment due is $7.0 million on June 30, 2015.
•

A fee of 2.5% is due to the senior secured facility lenders upon approving the amendment. The fee shall be added to the principal amount of the credit facility as of March 31, 2015. Commencing on July 31, 2015, a fee of 0.50% is due on the last day of each month thereafter, which may, at the Company’s option, be added to the principal amount of the credit facility then outstanding.

In November 2014, the Company entered into an amendment to the senior secured and subordinated credit facilities. The amendment included the following significant items:

•

A waiver under both the senior secured and subordinated credit facility of all defaults or events of default arising out of the breach of the Company’s risk-based capital ratio for the quarter ended September 30, 2014.

•

Effective September 30, 2014, the pricing under the senior secured facility changed from adjusted LIBOR rate floor plus 7.25% to the adjusted LIBOR rate floor plus 9.25%. The new interest rate on the senior secured facility beginning September 30, 2014 is 10.50%.

•

A fee of 1% is due to the senior secured facility lenders upon approving the amendment. The Company paid a 0.50% fee to the senior secured facility lenders in November 2014 and will pay an additional 0.50% fee to the senior secured facility lenders on March 31, 2015.

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

Debt issuance costs of $5.2 million were capitalized and will be amortized to interest expense over the expected term of the new credit agreements.

The Company’s obligations under the credit facilities are guaranteed by its material operating subsidiaries (other than the Company’s insurance companies) and are secured by a first lien security interest on all of the Company’s assets and the assets of its material operating subsidiaries (other than the Company’s insurance companies), including a pledge of 100% of the stock of AIC.

The following table summarizes the Company’s credit facilities scheduled principal payments (in thousands):

2015	$15,000
2016	13,500
2017	16,566
Total	$45,066

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

In December 2013, the Company entered into a capital lease obligation related to certain computer software, software licenses and hardware used in the Company’s insurance operations. A receivable for settlement of this transaction was included in other assets as of December 31, 2013. In January 2014, the Company received cash proceeds from the financing in the amount of $4.9 million.  The transaction proceeds are pledged as collateral against all the Company’s obligations under the lease. The dollar amount of collateral pledged is set to decline over the term of the lease as the Company makes the scheduled lease payments. At the end of the initial term, the Company will have the right to purchase the software for a nominal fee, after which all rights, title and interest would transfer to the Company.

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

The remaining lease term for both capital leases is 6 months with monthly rental payments totaling approximately $0.6 million. Cash and securities pledged as collateral and held as available-for-sale securities were $4.9 million and $5.9 million as of December 31, 2014 and 2013, respectively.

Property under capital lease consisted of the following as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Computer software, software licenses and hardware	$34,212	$34,212
Accumulated depreciation	(28,263)	(23,971)
Computer software, software licenses and hardware, net	$5,949	$10,241

Estimated future lease payments for the year ending December 31 (in thousands):

2015	$3,407
Less: Amount representing interest	(63)
Present value of future lease payments	$3,344

13.	Income Taxes

The provision for income taxes for the years ended December 31 consisted of the following (in thousands):

	2014	2013	2012
Current tax expense (benefit)	$(1,702)	$4,067	$14
Deferred tax expense (benefit)	-	(3,178)	250
Net income tax expense (benefit)	$(1,702)	$889	$264

The Company’s effective tax rate differed from the statutory rate of 35% for the years ended December 31 as follows (in thousands):

	2014	2013	2012
Income (loss) before income taxes	$(33,909)	$31,607	$(51,649)
Tax provision computed at the federal statutory income tax rate	(11,868)	11,063	(18,077)
Increases (reductions) in tax resulting from:
Tax-exempt interest	(13)	(17)	(67)
State income taxes	(1,277)	3,115	140
IRS audit settlement	—	—	(118)
Goodwill impairment	—	—	5,623
Valuation allowance	11,420	(13,303)	12,766
Other	36	31	(3)
Income tax expense (benefit)	$(1,702)	$889	$264
Effective tax rate	5.0%	2.8%	0.5%

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Deferred tax assets:
Unearned and advance premiums	$1,115	$763
Net operating loss carryforward	80,041	68,318
Discounted unpaid losses	704	1,085
Deferred revenue	2,288	2,367
Allowance for doubtful accounts	184	2,709
Goodwill	3,066	3,655
Rent deferral	712	752
Deferred acquisition costs, net asset	1,475	2,640
Depreciation on fixed assets	709	325
Alternative minimum tax and work opportunity credits	696	1,276
Paid in kind interest	1,248	—
Unrealized losses	—	40
Intangibles	47	68
Stock options	1,585	1,580
State deferred tax assets	3,146	2,598
Other deferred tax assets	1,455	1,782
Total deferred tax assets	98,471	89,958
Deferred tax liabilities:
Unrealized gains	1	—
Debt extinguishment	128	517
Gain on sale of retail business	—	3,600
Other deferred tax liabilities	1,158	1,013
Total deferred tax liabilities	1,287	5,130
Deferred tax assets, net, before valuation allowance	97,184	84,828
Valuation allowance	97,184	84,828
Deferred tax liabilities, net	$—	$—

The change in valuation allowance attributable to continuing operations and other comprehensive income is presented for the years ended December 31 as follows (in thousands):

	2014	2013
Continuing operations	$11,420	$(13,303)
Changes in other comprehensive income	(41)	230
	$11,379	$(13,073)

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

As of December 31, 2014, the Company has available for income tax purposes federal net operating loss carryforwards (NOL’s), which may be used to offset future taxable income. The Company’s NOL’s expire as follows (in thousands):

2027	$11,189
2028	4,886
2029	26,569
2030	82,417
2031	39,122
2032	31,217
2033	-
2034	33,289
$228,689

At December 31, 2014, the Company’s 2007 and prior tax years were closed by the IRS.

14.	Commitments

The Company leases office space for its insurance companies in various locations throughout the United States. The Company’s operating lease rental expenses were $2.5 million, $6.8 million and $8.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table summarizes the Company’s minimum commitments at December 31, 2014 (in thousands):

2015	$1,371
2016	1,848
2017	1,807
2018	1,790
2019	1,764
Thereafter	4,542
Total estimated future lease payment	13,122
Less: Sublease rental arrangements	(2,174)
Total	$10,948

15.	Legal Proceedings

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

On October 21, 2014, Affirmative Insurance Company (AIC) filed a complaint for breach of contract and declaratory judgment in the U.S. District Court for the District of South Carolina, styled Affirmative Insurance Company v. Travis K. Williams, et al., Case No. 5:14-CV-4087-JMC. The lawsuit arises out of AIC’s defense of its insured who was involved in a fatal automobile accident in November 2007. Plaintiffs in the underlying lawsuits have threatened bad faith litigation against AIC based on their belief that they will obtain an excess judgment against AIC’s insured in the future. AIC believes the allegation of bad faith lacks merit and intends to defend itself vigorously should an excess verdict be obtained and a bad faith action pursued. Further, AIC asserts that its insured breached the insurance policy by, among other things, failing to cooperate in the defense of the underlying lawsuit and entering into competing settlement negotiations with plaintiffs in the underlying lawsuit. AIC seeks a finding that defendants breached the insurance policy, a declaration that AIC has no duty to defend or indemnify the insured in the underlying lawsuits, and a declaration that AIC has not acted in bad faith under South Carolina law. On December 2, 2014, defendants filed a motion to dismiss, which is fully briefed and awaiting decision. No accurate estimate of the range of potential loss nor an assessment of the likelihood of unfavorable outcome can be made at this time.

16.	Net Income (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and restricted stock. Restricted stock awards outstanding of 472,000 for the year ended December 31, 2014 (Nil for 2013 and 2012), were not included in the computation of diluted earnings per share because there was a loss from continuing operations during the period. Stock options outstanding of 1,263,000, 323,000 and 2,407,000 for the years ended December 31, 2014, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock or there was a loss from continuing operations in the respective periods.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for each of the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	2014	2013	2012
Numerator:
Net income (loss)	$(32,207)	$30,718	$(51,913)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	15,525	15,408	15,408
Weighted average diluted shares
Weighted average diluted shares outstanding	15,525	15,622	15,408
Basic income (loss) per common share	$(2.07)	$1.99	$(3.37)
Diluted income (loss) per common share	$(2.07)	$1.97	$(3.37)

17.	Stock-Based Compensation

In May 2004, the Company’s board of directors adopted and its stockholders approved the 2004 Stock Incentive Plan (2004 Plan) to enable the Company to attract, retain and motivate eligible employees, directors and consultants through equity-based compensatory awards, including stock options, stock bonus awards, restricted and unrestricted stock awards, performance stock awards, stock appreciation rights and dividend equivalent rights. The maximum number of shares of common stock reserved for issuance under the 2004 Plan, as amended, is 3,000,000, subject to adjustment to reflect certain corporate transactions or changes in the Company’s capital structure. At December 31, 2014, 807,195 shares were reserved for future grants under the 2004 Plan.

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

Stock Options • There were no stock option awards granted during 2014. In prior years, the Company used the modified Black-Scholes model to estimate the fair value of employee stock options on the date of grant utilizing the assumptions noted below. The risk-free rate is based on the U.S. Treasury bill yield curve in effect at the time of grant for the expected term of the option. The expected term of options granted represents the period of time that the options are expected to be outstanding. The expected volatility assumption is derived from the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for periods of significant volatility not expected to recur. The dividend yield was based on expected dividends at the time of grant.

	2013	2012
Weighted-average grant date fair value	$1.76	$0.69
Weighted-average risk-free interest rate	1.71%	1.15%
Expected term of option in years	5.00	6.00
Weighted-average expected volatility	43%	43%
Dividend yield	—	—

A summary of stock option activity for each of the three years ended December 31 follows (shares in thousands):

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,573	$4.75	2,407	$5.07	1,748	$6.82
Granted	-	-	250	1.76	750	0.69
Exercised	(275)	0.75	-	-	-	-
Forfeited	(35)	5.06	(1,084)	4.77	(91)	1.65
Outstanding at end of year	1,263	5.61	1,573	4.75	2,407	5.07

The Company recognized compensation expense related to the stock options of $50,000, $300,000 and $403,000 during 2014, 2013 and 2012, respectively. The 2014 expense is further reduced by $57,000 to account for forfeited options recorded in the current period. Compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. Total unrecognized compensation expense related to unvested stock options was $4,002 at December 31, 2014, which will be recognized over a weighted-average period of approximately 1.5 months.

Stock options outstanding and exercisable at December 31, 2014 were as follows (shares in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Years of Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.69 to $1.75	275	$0.69	7.15	183	$0.69
$1.76 to $10.37	675	1.76	7.39	675	1.76
$10.38 to $15.00	47	11.42	2.54	47	11.42
$15.01 to $22.00	206	17.77	2.18	206	17.77
$22.01 to $30.00	60	25.28	2.06	60	25.28
$0.69 to $30.00	1,263	5.61	6.05	1,171	6.00

The stock options outstanding and exercisable at December 31, 2014 had aggregate intrinsic values of zero as the aggregate exercise price was greater than the aggregate market value. Stock options exercised during 2014 had an aggregate intrinsic value of $481,000. No stock options were exercised in 2013 or 2012. The Company received $207,000 from the exercise of 274,999 share options during 2014.

Restricted Stock Awards • The Company recognized compensation expense related to the restricted stock awards of $381,000 in 2014, $0 in 2013 and $4,000 during 2012. Compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2014, there was $0.9 million of unrecognized compensation cost related to unvested restricted stock awards.

The outstanding restricted stock awards of 472,000 at December 31, 2014 had an aggregate intrinsic value of $585,200. The aggregate fair value of restricted stock awards vested during 2012 was $1,000 at the date of vesting.

18.	Employee Benefit Plan

The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet specified service requirements. Under the plan, the Company may, at its discretion, match 100% of each employee’s contribution, up to 3% of the employee’s earnings, plus 50% of each employee’s contribution for the next 2% of the employee’s salary. There were no employer matching contributions to the 401(k) plan in 2012 or 2013. The Company reinstated matching contributions to the 401(k) plan beginning January 1, 2014. Total costs incurred by the Company in 2014 was $0.6 million.

19.	Related Party Transactions

On September 30, 2013, the Company entered into a $10.0 million subordinated secured credit facility with JCF AFFM Debt Holdings, L.P., as Administrative Agent and Collateral Agent. JCF AFFM Debt Holdings, L.P. is an affiliate of J.C. Flowers & Co. LLC and New Affirmative LLC, the Company’s majority shareholder.

20.	Disclosures for Items Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of accumulated other comprehensive income (loss), including reclassification adjustments (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Beginning balance	$(1,654)	$(998)
Other comprehensive income (loss) before reclassifications	164	(607)
Amounts reclassified from accumulated other comprehensive income (loss)	(46)	(49)
Net current period other comprehensive income (loss)	118	(656)
Ending balance	$(1,536)	$(1,654)

Net gain in accumulated other comprehensive income (loss) reclassifications for previously unrealized net gains on available-for-sale securities was $46,000 and $49,000 for the years ended December 31, 2014 and 2013, respectively. The gain was not net of any taxes due to the valuation allowance for deferred income taxes.

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

The Company’s insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require the Company’s insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject the Company to further examination or corrective action imposed by state regulators, including limitations on the Company’s writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require the Company to increase its statutory capital levels. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital and trend test. Authorized control level risk-based capital is the number determined by applying the NAIC’s risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations. At December 31, 2014, three of the Company’s insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. The risk-based capital level of Affirmative Insurance Company (AIC) triggered a regulatory action level event under the NAIC standard. As a result, AIC is required to submit a plan to the Illinois Department of Insurance (IDOI) in April 2015 detailing corrective actions it will take to return its risk-based capital ratio to an acceptable level. Upon receipt of the plan, the IDOI may accept the plan, require further amendments to the plan or take additional regulatory action including, but not limited, to placing

AIC in receivership. The following is a comparison of AIC’s total statutory capital to risk-based capital as at December 31, 2014 (in thousands):

Total reported statutory capital	$24,265
Company action level	37,432
Regulatory action level	28,074
Authorized control level	18,716
Mandatory control level	13,101

Effective January 1, 2012, the State of Illinois adopted the revised NAIC Risk-Based Capital Model Act that includes a risk-based capital trend test as another manner under which the company action level could be triggered. The test is applicable when an insurance company has a risk-based capital ratio between 200% and 300% and a combined ratio of more than 120%. At December 31, 2014, three of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. Affirmative Insurance Company (AIC) was at the Regulatory Action Level, thus, this test does not apply.

State insurance laws restrict the ability of the Company’s insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not issue an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of December 31, 2014, the Company’s insurance companies could not pay ordinary dividends to the Company without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company.

22.	Business Concentrations

The majority of the Company’s commission income and fees are directly related to the premiums written through its insurance subsidiaries from policies sold to individuals located in certain states. Accordingly, the Company could be adversely affected by economic downturns, natural disasters, and other conditions that may occur from time-to-time in these states.

The following table displays the Company’s gross written premiums managed and assumed by state (in thousands):

	Year Ended December 31,
	2014	2013	2012
Louisiana	$123,934	$119,828	$106,841
Texas	102,766	93,573	54,009
California	81,905	73,741	17,706
Alabama	24,794	25,272	21,270
Illinois	15,655	18,359	23,887
Indiana	6,073	6,846	8,092
Missouri	3,086	2,799	3,084
South Carolina	—	—	2,127
Other	44	49	6
Total written premium managed	358,257	340,467	237,022
Less Texas written premium not underwritten	27,078	48,272	—
Gross underwritten premiums	$331,179	$292,195	$237,022

23.	Fair Value of Financial Instruments

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

Financial assets measured at fair value on a recurring basis

The following table provides information as of December 31, 2014 about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$8,314	$8,314	$—	$—
Mortgage-backed securities	3,313	—	3,313	—
States and political subdivisions	1,519	—	1,519	—
Corporate debt securities	17,372	—	17,372	—
Certificates of deposit	2,767	—	2,767	—
Total investment securities	33,285	8,314	24,971	—
Other invested assets	4,501	—	—	4,501
Total assets	$37,786	$8,314	$24,971	$4,501

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

Fair value measurements for assets in Level 3 for the year ended December 31, 2014 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2014	$4,085
Transfers into Level 3	—
Total gains included in earnings as net investment income	416
Settlements	—
Balance at December 31, 2014	$4,501

Fair value measurements for assets in Level 3 for the year ended December 31, 2013 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2013	$3,390
Transfers into Level 3	—
Total gains included in earnings as net investment income	695
Settlements	—
Balance at December 31, 2013	$4,085

The Company did not have any transfers between Levels 1 and 2 during the years ended December 31, 2014 or 2013.

Financial Instruments Disclosed, But Not Carried, At Fair Value

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

The following table presents the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at December 31, 2014 and the level within the fair value hierarchy (in thousands):

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$23,863	$23,863	$23,863	$—	$—
Fiduciary and restricted cash	4,794	4,794	4,794	—	—
Total	$28,657	$28,657	$28,657	$—	$—
Liabilities:
Notes payable	$76,815	$14,289	$—	$—	$14,289
Senior secured credit facility	28,135	28,254	—	—	28,254
Subordinated secured credit facility	16,566	14,126	—	—	14,126
Mortgage payable	1,825	1,825	—	—	1,825
Total	$123,341	$58,494	$—	$—	$58,494

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

	December 31,
	2014	2013	2012
Statutory capital and surplus:
Affirmative Insurance Company (AIC)	$24,265	$46,291	$48,115
Affirmative Insurance Company of Michigan (AIC of Michigan)	9,225	9,211	9,206
USAgencies Casualty Insurance Company, Inc (Casualty)	27,278	25,728	24,258
USAgencies Direct Insurance Company (Direct)	5,326	5,300	5,273

	Year Ended December 31,
	2014	2013	2012
Statutory net income (loss):
Affirmative Insurance Company	$(51,253)	$(11,343)	$(20,786)
Affirmative Insurance Company of Michigan	14	4	(7)
USAgencies Casualty Insurance Company, Inc.	136	731	1,128
USAgencies Direct Insurance Company	26	28	15

The amount of statutory capital and surplus necessary for AIC to satisfy regulatory requirements as of December 31, 2014 was $37.4 million. Except for AIC not achieving the minimum capital and surplus requirement as at December 31, 2014, the statutory capital and surplus of each of the Company’s insurance subsidiaries exceeded the highest level of minimum regulatory required capital as of December 31, 2014, 2013 and 2012.

25.	Unaudited Quarterly Financial Data

The following is a summary of the Company’s unaudited quarterly consolidated results from continuing operations for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2014:
Net premiums earned	$33,364	$35,188	$14,274	$14,210
Total revenues	45,526	46,968	25,395	25,644
Net losses and loss adjustment expenses	27,552	34,560	30,853	22,717
Net income (loss)	664	(7,242)	(17,755)	(7,874)
Diluted income (loss) per common share	0.04	(0.47)	(1.14)	(0.50)
Diluted weighted-average common shares	16,282	15,431	15,572	15,683
2013:
Net premiums earned	$41,332	$49,658	$30,802	$43,891
Total revenues	63,818	72,780	53,310	56,216
Net losses and loss adjustment expenses	31,563	38,243	33,725	44,287
Net income (loss)	(6,251)	1,485	47,618	(12,134)
Diluted income (loss) per common share	(0.41)	0.10	3.02	(0.76)
Diluted weighted-average common shares	15,408	15,408	15,772	15,941

26.	Parent Company Financials

The condensed financial information of the parent company, Affirmative Insurance Holdings, Inc. as of December 31, 2014 and 2013, and for each of the three years ended December 31, 2014, 2013 and 2012 is presented as follows (in thousands, except share data):

Condensed Balance Sheets

	2014	2013
Assets
Cash and cash equivalents	$27	$1,012
Fiduciary and restricted cash	320	319
Investment in subsidiaries	84,361	106,446
Income taxes receivable	149	—
Other intangible assets, net	273	273
Other assets	5,523	21,903
Total assets	$90,653	$129,953
Liabilities and Stockholders’ Deficit
Liabilities:
Payable to subsidiaries	$116,170	$120,441
Income taxes payable	—	3,641
Debt	101,402	103,875
Other liabilities	7,480	4,888
Total liabilities	225,052	232,845
Stockholders’ deficit:
Common stock, $0.01 par value; 75,000,000 shares authorized, 18,949,220 shares issued and 16,155,357 shares outstanding at December 31, 2014; 18,202,221 shares issued and 15,408,358 shares outstanding at December 31, 2013	190	182
Additional paid-in capital	167,623	167,049
Treasury stock, at cost (2,793,863 shares at December 31, 2014 and 2013)	(32,910)	(32,910)
Accumulated other comprehensive loss	(1,536)	(1,654)
Retained deficit	(267,766)	(235,559)
Total stockholders’ deficit	(134,399)	(102,892)
Total liabilities and stockholders’ deficit	$90,653	$129,953

Condensed Statements of Operations

	Year Ended December 31,
	2014	2013	2012
Revenues
Dividends from subsidiaries	$9,968	$6,700	$14,714
Gain on sale of retail business	10,000	64,971	—
Net investment income	4	5	—
Total revenues	19,972	71,676	14,714
Expenses
Operating expenses	493	(57)	352
Loss on extinguishment of debt	—	4,193	—
Interest expense	11,156	19,115	17,616
Goodwill and other intangible assets impairment	—	—	1,398
Total expenses	11,649	23,251	19,366
Income (loss) before income taxes and equity interest in subsidiaries	8,323	48,425	(4,652)
Income tax expense (benefit)	(1,559)	(14,587)	2,447
Equity interest in undistributed loss of subsidiaries	(42,089)	(32,294)	(44,814)
Net income (loss)	$(32,207)	$30,718	$(51,913)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
Net cash used in operating activities	$(29,128)	$(24,423)	$(16,683)
Cash flows from investing activities
Dividends received from subsidiaries	9,968	6,700	14,714
Proceeds from sale of retail business, net	25,000	84,270	—
Net cash provided by investing activities	34,968	90,970	14,714
Cash flows from financing activities
Borrowings under senior secured credit facility effective January 2007	—	12,500	5,500
Borrowings under credit facilities effective September 2013	—	48,000	—
Principal payments on senior secured credit facility effective September 2013	(6,500)	(5,000)	—
Principal payments on senior secured credit facility effective January 2007	—	(120,192)	(3,530)
Proceeds from stock options exercised	207	—	—
Debt issuance costs paid	(532)	(860)	—
Net cash provided by (used in) financing activities	(6,825)	(65,552)	1,970
Net increase (decrease) in cash and cash equivalents	(985)	995	1
Cash and cash equivalents at beginning of year	1,012	17	16
Cash and cash equivalents at end of year	$27	$1,012	$17

Item 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLSOURE

None.

Item 9A.	CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the U.S. Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2014. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Using the COSO Framework, the Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the Company’s internal control over financial reporting. As a result, management has concluded that our internal control over financial reporting was effective as of December 31, 2014 based upon the COSO Framework.

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

The information relating to this Item 10 is incorporated by reference to the disclosure in the sections headed “Item 1 — Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

Item 11.	Executive Compensation

The information relating to this Item 11 is incorporated by reference to the disclosure in the sections headed “Compensation Discussion and Analysis,” “Compensation Committee Report” and “ Executive Compensation” in the Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to this Item 12 is incorporated by reference to the disclosure in the sections headed “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2014 about all of our equity compensation plans. All plans have been approved by our stockholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))
2004 Stock Incentive Plan	1,263,000	$5.61	807,195

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to this Item 13 is incorporated by reference to the disclosure in the section headed “Certain Relationships and Related Transactions” in the Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

Item 14.	Principal Accounting Fees and Services

The information relating to this Item 14 is incorporated by reference to the disclosure in the section headed “Corporate Governance — Audit Committee — Fees Paid to Independent Auditor” and “Corporate Governance — Audit Committee — Approval of Audit and Non-Audit Services” in the Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

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

Date: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below.

Signature	Title	Date

/s/ Thomas C. Davis	Chairman	March 31, 2015
Thomas C. Davis

/s/ Michael J. McClure	Chief Executive Officer	March 31, 2015
Michael J. McClure

/s/ Earl R. Fonville	Executive Vice President and Chief	March 31, 2015
Earl R. Fonville	Financial Officer

/s/ Nimrod T. Frazer	Director	March 31, 2015
Nimrod T. Frazer

/s/ Mory Katz	Director	March 31, 2015
Mory Katz

/s/ David I. Schamis	Director	March 31, 2015
David I. Schamis

/s/ Robert T. Williams	Director	March 31, 2015
Robert T. Williams

/s/ Paul J. Zucconi	Director	March 31, 2015
Paul J. Zucconi

/s/ Eric Rahe	Director	March 31, 2015
Eric Rahe

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

10.8+

Affirmative Insurance Holdings, Inc. Performance-Based Annual Incentive Plan, effective January 1, 2007 (incorporated by reference to Appendix A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 5, 2007, File No. 000-50795).

10.9+*	Description of Non-Employee Director Compensation.

10.10+

Second Amended and Restated Executive Employment Agreement, dated December 31, 2013 (effective December 1, 2013), between Affirmative Insurance Holdings, Inc. and Michael J. McClure (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on March 31, 2014, File No. 000-50795).

10.11+

Third Amended and Restated Executive Employment Agreement, dated December 31, 2013 (effective November 1, 2013), between Affirmative Insurance Holdings, Inc. and Joseph G. Fisher (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed with the SEC on March 31, 2014, File No. 000-50795).

10.12+

Executive Employment Agreement, dated December 31, 2013 (effective December 1, 2013), between Affirmative Insurance Holdings, Inc. and Earl R. Fonville ((incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed with the SEC on March 31, 2014, File No. 000-50795).

Exhibit	Description

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

10.15

Automobile Quota Share Reinsurance Contract between Greenlight Reinsurance, Ltd. and Affirmative Insurance Company, dated as of September 1, 2011, for the period September 1, 2011 through December 31, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 15, 2011, File No. 000-50795).

10.16

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

10.17

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

10.18

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

10.19

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

10.20

Automobile Quota Share Reinsurance Contract between Greenlight Reinsurance, Ltd. and Affirmative Insurance Company, effective March 31, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on April 3, 2013, File No. 000-50795).

10.21

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

10.22

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

10.23

Addendum No. 3 (effective October 1, 2013) to the Interests and Liabilities Agreement of Greenlight Reinsurance, Ltd. with respect to the Automobile Quota Share Reinsurance Contract between Greenlight Reinsurance, Ltd. and Affirmative Insurance Company, effective March 31, 2013 (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed with the SEC on March 31, 2014, File No. 000-50795).

10.24

Addendum No. 4 (effective June 30, 2013) to the Interests and Liabilities Agreement of Greenlight Reinsurance, Ltd. with respect to the Automobile Quota Share Reinsurance Contract between Greenlight Reinsurance, Ltd. and Affirmative Insurance Company, effective March 31, 2013((incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed with the SEC on March 31, 2014, File No. 000-50795).

Exhibit	Description
10.25*

Commutation Agreement effective March 24, 2015, between Affirmative Insurance Company and Greenlight Reinsurance Ltd. with respect to the Automobile Quota Share Reinsurance Contract between Affirmative Insurance Company and Greenlight Reinsurance Ltd., effective September 1, 2011.

10.26

Automobile Quota Share Reinsurance Contract between Affirmative Insurance Company and ACE American Insurance Company, Third Point Reinsurance Company Ltd., Tokio Millenium Re AG, and SCOR Reinsurance Co., effective December 31, 2013 (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed with the SEC on March 31, 2014, File No. 000-50795).

10.27

Addendum No. 1 (effective December 31, 2013) to the Interests and Liabilities Agreement of ACE American Insurance Company, Third Point Reinsurance Company Ltd., Tokio Millennium Re AG, and SCOR Reinsurance Company with respect to the Automobile Quota Share Reinsurance Contract between Affirmative Insurance Company and ACE American Insurance Company, Third Point Reinsurance Company Ltd., Tokio Millenium Re AG, and SCOR Reinsurance Co., effective December 31, 2013 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on March 31, 2014, File No. 000-50795).

10.28*

Commutation Endorsement effective March 31, 2015, between Affirmative Insurance Company and ACE American Insurance Company with respect to the Automobile Quota Share Reinsurance Contract between Affirmative Insurance Company and ACE American Insurance Company, effective December 31, 2013 through June 30, 2014.

10.29

Addendum No. 2 (effective December 31, 2013) to the Interests and Liabilities Agreement of ACE American Insurance Company, Third Point Reinsurance Company Ltd., Tokio Millennium Re AG, and SCOR Reinsurance Company with respect to the Automobile Quota Share Reinsurance Contract between Affirmative Insurance Company and ACE American Insurance Company, Third Point Reinsurance Company Ltd., Tokio Millennium Re AG, and SCOR Reinsurance Company, effective December 31, 2013 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014, File No. 000-50795).

10.30

Termination Addendum to the Automobile Quota Share Reinsurance Contract between Affirmative Insurance Company and ACE American Insurance Company, Third Point Reinsurance Company Ltd., Tokio Millennium Re AG, and SCOR Reinsurance Company, effective December 31, 2013 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014, File No. 000-50795).

10.31

Automobile Quota Share Reinsurance Contract issued to Affirmative Insurance Company, effective June 30, 2014 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014, File No. 000-50795).

10.32*

Commutation and Release Agreement effective January 1, 2015, between Affirmative Insurance Company and Third Point Reinsurance Company Ltd. with respect to the Automobile Quota Share Reinsurance Contracts between Affirmative Insurance Company and Third Point Reinsurance Company Ltd., effective December 31, 2013 and June 30, 2014.

10.33

Master Services Agreement, dated as of October 16, 2006, between Affirmative Insurance Holdings, Inc. and Accenture LLP (incorporated by reference to Exhibit 10.27 to our Current Report on Form 8-K filed with the SEC on October 20, 2006, File No. 000-50795).

10.34

Amendment No. 19 to Services Agreement No. 1, effective September 1, 2012, between Affirmative Insurance Holdings, Inc. and Accenture LLP (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 22, 2012, File No. 000-50795).

10.35

Amendment No. 21 to Services Agreement No. 1, effective May 15, 2013, between Affirmative Insurance Holdings, Inc. and Accenture LLP (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed with the SEC on August 23, 2013, File No. 000-50795).

10.36

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

10.37

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
10.38

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

10.39

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

10.40

Fourth Amendment to Credit Agreement dated as of June 2, 2009, among Affirmative Insurance Holdings, Inc., as Borrower, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed with the SEC on April 1, 2013, File No. 000-50795).

10.41

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

10.42

Sixth Amendment to Credit Agreement dated as of September 20, 2012, among Affirmative Insurance Holdings, Inc., as Borrower, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q filed with the SEC on November 19, 2012, File No. 000-50795).

10.43

Seventh Amendment to Credit Agreement, dated as of November 19, 2012, among Affirmative Insurance Holdings, Inc., as Borrower, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed with the SEC on November 19, 2012, File No. 000-50795).

10.44

Eighth Amendment to Credit Agreement, dated as of August 14, 2013, among Affirmative Insurance Holdings, Inc., as Borrower, the lenders party thereto, and U.S. Bank National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013, File No. 000-50795).

10.45

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

10.46

First Amendment to Credit Agreement dated as of December 30, 2013 and effective as of December 30, 2013, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed with the SEC on March 31, 2014, File No. 000-50795).

10.47

Second Amendment to Credit Agreement dated as of May 14, 2014 and effective as of March 31, 2014, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014, File No. 000-50795).

10.48

Third Amendment and Waiver to Credit Agreement dated as of November 14, 2014 and effective as of September 30, 2014, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014, File No. 000-50795).

10.49*

Fourth Amendment and Waiver to Credit Agreement dated as of March 31, 2015 and effective as of December 31, 2014, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent.

Exhibit	Description
10.50

$10,000,000 Second Lien Credit Agreement dated as of September 30, 2013, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, and JCF AFFM Debt Holdings L.P., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 16, 2013, File No. 000-50795).

10.51

First Amendment to Second Lien Credit Agreement dated as of December 30, 2013 and effective as of December 30, 2013, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, and JCF AFFM Debt Holdings L.P., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K filed with the SEC on March 31, 2014, File No. 000-50795).

10.52

Second Amendment to Second Lien Credit Agreement dated as of May 14, 2014 and effective as of March 31, 2014, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, and JCF AFFM Debt Holdings L.P., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014, File No. 000-50795).

10.53

Third Amendment and Waiver to Second Lien Credit Agreement dated as of November 14, 2014 and effective as of September 30, 2014, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, and JCF AFFM Debt Holdings L.P., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014, File No. 000-50795).

10.54*

Fourth Amendment and Waiver to Second Lien Credit Agreement dated as of March 31, 2015 and effective as of December 31, 2014, among Affirmative Insurance Holdings, Inc. as Borrower, the Lenders party thereto, and JCF AFFM Debt Holdings L.P., as Administrative Agent and Collateral Agent.

10.55

Master Distribution Agreement between Affirmative Insurance Holdings, Inc. and Confie Seguros Holding II Co., dated September 30, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on September 16, 2013, File No. 000-50795).

10.56

Sixth Amendment to Lease, dated and effective October 25, 2013, between Rainier Asset Management and Affirmative Management Services, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 26, 2013, File No. 000-50795).

10.57

Master Lease Agreement dated December 30, 2013 between First American Commercial Bancorp, Inc. and Affirmative Insurance Company (incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K filed with the SEC on March 31, 2014, File No. 000-50795).

21.1*	Subsidiaries of Affirmative Insurance Holdings, Inc. as of December 31, 2014.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Michael J. McClure, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Earl R. Fonville, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael J. McClure, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Earl R. Fonville, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from Affirmative Insurance Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Stockholders’ Deficit, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements, including detailed tagging of footnotes and schedules

*	Filed herewith
+	Management contract, compensatory plan or arrangement