Form 10-Q
period 2015-03-31
AFFIRMATIVE INSURANCE HOLDINGS INC
filed 2015-05-15
CIK 1282543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of May 13, 2015: 16,155,357

AFFIRMATIVE INSURANCE HOLDINGS, INC.

THREE MONTHS ENDED MARCH 31, 2015

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Available-for-sale securities, at fair value	$26,724	$33,285
Other invested assets	4,560	4,501
Cash and cash equivalents	27,620	23,863
Fiduciary and restricted cash	4,003	4,794
Accrued investment income	284	149
Premiums and fees receivable, net	65,182	53,167
Commissions receivable	1,137	487
Receivable from reinsurers	147,405	182,804
Income taxes receivable	—	149
Investment in real property, net	9,378	9,558
Property and equipment (net of accumulated depreciation of $60,377 for 2015 and $59,127 for 2014)	7,139	8,389
Other intangible assets (net of accumulated amortization of $7,765 for 2015 and 2014)	1,500	1,500
Prepaid expenses	5,915	5,623
Other assets (net of allowance for doubtful accounts of $576 for 2015 and 2014)	11,547	9,420
Total assets	$312,394	$337,689
Liabilities and Stockholders’ Deficit
Liabilities:
Reserves for losses and loss adjustment expenses	$122,895	$132,752
Unearned premium	89,100	84,055
Amounts due to reinsurers	59,895	80,126
Due to third-party carriers	4,804	5,106
Deferred revenue	7,108	6,537
Capital lease obligation	1,688	3,344
Debt	124,512	123,341
Income taxes payable	39	—
Deferred acquisition costs, net liability	673	4,214
Other liabilities	37,757	32,613
Total liabilities	448,471	472,088
Stockholders’ deficit:
Common stock, $0.01 par value; 75,000,000 shares authorized, 18,949,220 shares issued and 16,155,357 shares outstanding at March 31, 2015 and December 31, 2014	190	190
Additional paid-in capital	167,733	167,623
Treasury stock, at cost (2,793,863 shares at March 31, 2015 and December 31, 2014)	(32,910)	(32,910)
Accumulated other comprehensive loss	(1,344)	(1,536)
Retained deficit	(269,746)	(267,766)
Total stockholders’ deficit	(136,077)	(134,399)
Total liabilities and stockholders’ deficit	$312,394	$337,689

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Revenues
Net premiums earned	$40,915	$33,364
Commission income, fees and managing general agent revenue	10,896	11,330
Net investment income	586	830
Net realized losses	(74)	—
Other income	107	2
Total revenues	52,430	45,526
Expenses
Net losses and loss adjustment expenses	33,679	27,552
Selling, general and administrative expenses	16,379	12,792
Depreciation and amortization	1,250	1,496
Total expenses	51,308	41,840
Operating income	1,122	3,686
Interest expense	2,958	3,316
Income (loss) before income taxes	(1,836)	370
Income tax expense (benefit)	144	(294)
Net income (loss)	$(1,980)	$664
Basic income (loss) per common share:
Net income (loss)	$(0.13)	$0.04
Diluted income (loss) per common share:
Net income (loss)	$(0.13)	$0.04
Weighted average common shares outstanding:
Basic	15,767	15,408
Diluted	15,767	16,282

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Net income (loss)	$(1,980)	$664
Other comprehensive income:
Unrealized gains on available-for-sale investment securities arising during period	118	219
Reclassification adjustment for realized losses included in net income	74	—
Other comprehensive income, net	192	219
Total comprehensive income (loss)	$(1,788)	$883

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31,
	2015		2014
	Shares	Amounts	Shares	Amounts
Common stock
Balance at beginning of year	18,949,220	$190	18,202,221	$182
Issuance of restricted stock awards	—	—	472,000	5
Balance at end of period	18,949,220	190	18,674,221	187
Additional paid-in capital
Balance at beginning of year		167,623		167,049
Issuance of restricted stock awards		—		(5)
Stock-based compensation		110		15
Balance at end of period		167,733		167,059
Treasury stock
Balance at beginning of year and end of period	2,793,863	(32,910)	2,793,863	(32,910)
Accumulated other comprehensive income (loss)
Balance at beginning of year		(1,536)		(1,654)
Unrealized gain on available-for-sale investment securities		192		219
Balance at end of period		(1,344)		(1,435)
Retained Deficit
Balance at beginning of year		(267,766)		(235,559)
Net income (loss)		(1,980)		664
Balance at end of period		(269,746)		(234,895)
Total stockholders’ deficit		$(136,077)		$(101,994)

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(1,980)	$664
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,430	1,676
Stock-based compensation expense	110	15
Amortization of debt issuance costs	411	502
Amortization of debt discount	99	408
Net realized losses from sales of available-for-sale securities	74	—
Fair value gain on investment in hedge fund	(59)	(127)
Amortization of premiums on investments, net	97	148
Provision for doubtful accounts	—	(6)
Paid-in-kind interest	1,522	667
Change in operating assets and liabilities:
Fiduciary and restricted cash	1,991	(407)
Premiums, fees and commissions receivable, net	(12,665)	(19,631)
Reserves for losses and loss adjustment expenses	(9,857)	(8,786)
Amounts due from reinsurers	15,168	235
Due to third-party carriers	(302)	257
Deferred revenue	571	891
Unearned premium	5,045	18,852
Deferred acquisition costs, net	(3,541)	(8,785)
Income taxes	188	(1,928)
Other	161	1,986
Net cash used in operating activities	(1,537)	(13,369)
Cash flows from investing activities
Fiduciary and restricted cash	(1,200)	(4,800)
Proceeds from sales of available-for-sale securities	5,734	198
Proceeds from maturities of available-for-sale securities	1,060	11,735
Purchases of available-for-sale securities	(212)	(10,000)
Purchases of property and equipment	—	(154)
Net cash provided by (used in) investing activities	5,382	(3,021)
Cash flows from financing activities
Proceeds from financing under capital lease obligations	—	4,858
Principal payments under capital lease obligations	(1,656)	(1,547)
Principal payments on mortgage security agreement	(448)	(426)
Debt modification costs paid	(149)	—
Bank overdrafts	2,165	1,117
Net cash provided by (used in) financing activities	(88)	4,002
Net increase (decrease) in cash and cash equivalents	3,757	(12,388)
Cash and cash equivalents at beginning of year	23,863	44,569
Cash and cash equivalents at end of period	$27,620	$32,181
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,029	$1,154
Cash paid for income taxes	12	1,634
Disclosure of non-cash information:
Senior secured credit facility modification fee capitalized to loan balance	$713	$—

See accompanying Notes to Consolidated Financial Statements

AFFIRMATIVE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General

Affirmative Insurance Holdings, Inc. (the Company) was incorporated in Delaware in June 1998. The Company is a provider of non-standard personal automobile insurance policies for individual consumers in targeted geographic areas. The Company currently distributes insurance policies through approximately 5,000 independent agents or brokers in 7 states (Louisiana, Texas, California, Alabama, Illinois, Indiana and Missouri).

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

The senior secured and subordinated credit facilities contain quarterly debt covenants that set forth, among other things, minimum risk-based capital requirements for the Company’s insurance subsidiaries as well as minimum cash flow requirements for the Company’s non-regulated businesses. The credit facilities have been amended to waive compliance with the risk-based capital measurement requirement as of March 31, 2015, and to postpone the principal payment of $3.5 million due March 31, 2015 to June 30, 2015. Except for the minimum risk-based capital requirement for which the Company obtained a waiver, the Company was in compliance with these covenants as of March 31, 2015. However, it is probable the Company will not meet certain of these covenants in future periods. If the Company is unable to achieve compliance with the covenants or obtain a forbearance or waiver of any non-compliance or amend the agreements to change such covenants, the lenders could declare all amounts outstanding under the facilities to be immediately due and payable. Even if the Company is compliant with the covenants or, if not compliant, obtains additional forbearance or waivers from its lenders, there is still substantial uncertainty that the Company will be able to refinance or extend the maturity of the senior secured facility when it becomes due in March 2016. If the Company’s lenders declare the amounts outstanding to be immediately due and payable or if the Company is unable to refinance or extend the maturity of the senior secured credit facility when it becomes due, it would have a material adverse effect on the Company’s operations and the Company’s creditors and stockholders.

The Company’s insurance subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require insurance companies to report their results of risk-based capital calculations to state departments of insurance and the NAIC. At December 31, 2014, the risk-based capital level of Affirmative Insurance Company (AIC) triggered a regulatory action level event under the NAIC standard. As a result, AIC was required to submit a plan to the Illinois Department of Insurance (IDOI) in April 2015 detailing corrective actions being taken to return its risk-based capital ratio to an acceptable level. The IDOI may accept the plan, require further amendments to the plan or take additional regulatory action including, but not limited to, placing AIC in receivership. Such additional regulatory action by the Illinois Department of Insurance would have a material adverse effect on the Company’s operations and the interest of its creditors and stockholders. Such additional regulatory action by the Illinois Department of Insurance also would trigger a further event of default under the Company’s senior secured credit facility and subordinated credit facility allowing the Company’s lenders to declare all amounts outstanding under the facilities to be immediately due and payable, and if such amounts were declared immediately due and payable by the lenders, it would have a material adverse effect on the Company’s operations and the interests of its creditors and stockholders.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K. The results of operations for interim periods should not be considered indicative of results to be expected for the full year.

Recently Issued Accounting Standards

Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs issued in April 2015 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this standard is expected to impact only the presentation and note disclosures in the Company’s consolidated financial statements.

Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis issued in February 2015 is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The ASU will be effective for periods beginning after December 15, 2015 for public companies. Early adoption is permitted, including adoption in an interim period. The implications of this ASU are currently under review by the Company.

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

Amortized Cost and Fair Value

The amortized cost, gross unrealized gains (losses), and estimated fair value of the Company’s available-for-sale securities at March 31, 2015 and December 31, 2014, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2015
U.S. Treasury and government agencies	$8,292	$32	$(9)	$8,315
States and political subdivisions	1,478	30	—	1,508
Corporate debt securities	15,009	152	(13)	15,148
Certificates of deposit	1,750	3	—	1,753
Total	$26,529	$217	$(22)	$26,724
December 31, 2014
U.S. Treasury and government agencies	$8,311	$33	$(30)	$8,314
Mortgage-backed securities	3,386	19	(92)	3,313
States and political subdivisions	1,485	34	—	1,519
Corporate debt securities	17,340	90	(58)	17,372
Certificates of deposit	2,760	8	(1)	2,767
Total	$33,282	$184	$(181)	$33,285

For additional disclosures regarding methods and assumptions used in estimating fair values of these securities see Note 13.

Maturities

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The Company’s amortized cost and estimated fair values of fixed-income securities at March 31, 2015 by contractual maturity were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Fixed maturities:
Due in one year or less	$5,646	$5,666
Due after one year through five years	20,726	20,901
Due after five years through ten years	157	157
Total	$26,529	$26,724

Gross Realized Gains and Losses

Gross realized gains and losses on available-for-sale investments for the three months ended March 31 were as follows (in thousands):

	2015	2014
Gross gains	$24	$—
Gross losses	(98)	—
Total	$(74)	$—

Unrealized Losses

The following table summarizes the Company’s available-for-sale securities in an unrealized loss position at March 31, 2015 and December 31, 2014, the estimated fair value and amount of gross unrealized losses, aggregated by investment category and length of time those securities have been continuously in an unrealized loss position (in thousands):

	March 31, 2015
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$480	$(1)	$2,000	$(8)	$2,480	$(9)
Corporate debt securities	4,097	(9)	1,567	(4)	5,664	(13)
Total	$4,577	$(10)	$3,567	$(12)	$8,144	$(22)

	December 31, 2014
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$2,217	$(6)	$1,984	$(24)	$4,201	$(30)
Mortgage-backed securities	1,388	(22)	1,273	(70)	2,661	(92)
Corporate debt securities	5,894	(36)	3,235	(22)	9,129	(58)
Certificates of deposit	999	(1)	—	—	999	(1)
Total	$10,498	$(65)	$6,492	$(116)	$16,990	$(181)

The Company’s portfolio contained approximately 35 and 65 individual investment securities that were in an unrealized loss position as of March 31, 2015 and December 31, 2014, respectively.

The unrealized losses at March 31, 2015 were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. On a quarterly basis, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, duration and extent to which the fair value is less than cost. If the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment may be triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). The Company also considers potential adverse conditions related to the financial health of the issuer based on rating agency actions. As a result of management’s quarterly analyses for the period ended March 31, 2015 and the year ended December 31, 2014, no individual securities were considered other-than-temporarily impaired.

Restricted Investments

Certificates of deposit in the amount of $1.8 million and $2.8 million as of March 31, 2015 and December 31, 2014, respectively, were pledged as collateral associated with the capital lease related to certain computer software, software licenses, and hardware used in the Company’s insurance operations. See Note 8 for discussion of the associated capital lease obligation.

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

Quota-share agreements

In 2013, the Company entered into a quota-share agreement with a third-party reinsurance company effective March 31, 2013, under which the Company ceded 40% of business produced in Louisiana, Alabama, Texas and Illinois. This agreement was amended effective June 30, 2013, under which the Company ceded an additional 40% for the same four states for the remainder of 2013. This agreement was further amended to provide a $10.0 million reduction in ceded premiums in the fourth quarter. Written premiums ceded under this agreement totaled $145.8 million during the year ended December 31, 2013. This agreement terminated on January 1, 2014, resulting in the return of $47.2 million unearned premiums, net of $13.9 million of ceding commissions. Written premiums ceded under the agreement totaled $98.6 million.

Effective December 31, 2013, the Company entered into a new reinsurance agreement with four third-party reinsurance companies. Under this agreement, the Company ceded 20% of premiums and losses in Alabama, Illinois, Louisiana and Texas, and 60% in California on policies in force on December 31, 2013 or written or renewed on and after that date. Written premiums ceded under this agreement totaled $22.2 million as of December 31, 2013. On January 1, 2014, the quota-share rate increased to 60% for all business in force in these same states and for new and renewal business. On June 30, 2014, the reinsurance agreement was terminated, resulting in the return of $51.7 million of unearned premiums, net of $14.5 million of ceding commissions. Written premiums ceded under the agreement totaled $95.9 million as of December 31, 2014. In March 2015, two of the quota share reinsurers commuted their participation on this agreement, effectively reducing the quota share rate to 20.4%.

Effective June 30, 2014, a new reinsurance agreement with five third-party reinsurance companies was put in place to cede 85% of all business in force in these same states and for new and renewal business through June 30, 2015. Written premiums ceded under this agreement totaled $230.9 million through March 31, 2015. In March 2015, one of the quota share reinsurers commuted their participation on this agreement, reducing the effective ceding percentage to 70.6%. A return of $27.6 million of unearned ceded premiums, net of $7.7 million of ceding commissions, resulted from the commutation.

The effect of reinsurance on premiums written and earned was as follows (in thousands):

	Three Months Ended March 31,
	2015			2014
	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses	Written Premium	Earned Premium	Loss and Loss Adjustment Expenses
Direct	$84,733	$79,970	$61,140	$99,447	$80,321	$56,276
Reinsurance ceded	(29,088)	(39,055)	(27,461)	(34,630)	(46,957)	(28,724)
Total	$55,645	$40,915	$33,679	$64,817	$33,364	$27,552

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

	Three Months Ended March 31,
	2015	2014
Selling, general and administrative expenses	$(10,894)	$(15,430)

The amount of loss reserves and unearned premium the Company would remain liable for in the event its reinsurers are unable to meet their obligations were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Losses and loss adjustment expense reserves	$58,952	$86,421
Unearned premium reserve	57,121	67,089
Total	$116,073	$153,510

Receivable from reinsurers

The table below presents the total amount of receivables due from reinsurers as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Quota-share reinsurers for agreements effective June 30, 2014	$102,460	$130,086
Michigan Catastrophic Claims Association	25,392	27,610
Vesta Insurance Group	9,271	9,270
Quota-share reinsurers for agreements effective December 31, 2013	4,309	14,096
Quota-share reinsurer for agreements effective January 1, 2011 and other	3,158	3,188
Quota-share reinsurer for agreements effective September 1, 2011 and March 31, 2013	1,918	(2,285)
Excess of loss reinsurers	897	839
Total reinsurance receivable	$147,405	$182,804

The quota-share reinsurers and the excess of loss reinsurers all have at least A- ratings from A.M. Best. Accordingly, the Company believes there is minimal credit risk related to these reinsurance receivables. Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), AIC had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize gross amounts due from VFIC under the reinsurance agreement. At March 31, 2015, the VFIC Trust held $16.5 million (after cumulative withdrawals of $9.0 million through March 31, 2015), consisting of a U.S. Treasury money market account held in cash and cash equivalents, to collateralize the $9.3 million net recoverable from VFIC. In March 2015, AIC received a notice of determination from the VFIC Special Deputy Receiver on multiple proofs of claim for an aggregate amount of $15.3 million for various reinsurance balances with VFIC. As part of the notice of determination, AIC entered into a settlement agreement and release with the VFIC Special Deputy Receiver. AIC expects to receive the $15.3 million in settlement proceeds in May 2015.

6.	Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of primarily commissions and premium taxes, net of ceding commission income, are deferred and charged against income ratably over the terms of the related policies. The components of deferred policy acquisition costs and the related amortization were as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	Gross	Ceded	Net
Balance at January 1, 2015	$14,568	$(18,782)	$(4,214)
Additions	14,962	(8,110)	6,852
Amortization	(14,210)	10,899	(3,311)
Ending balance at March 31, 2015	$15,320	$(15,993)	$(673)
Balance at January 1, 2014	$12,587	$(20,131)	$(7,544)
Additions	17,892	(8,894)	8,998
Amortization	(13,265)	13,052	(213)
Ending balance at March 31, 2014	$17,214	$(15,973)	$1,241

7.	Debt

The Company’s long-term debt instruments and balances outstanding at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Notes payable due 2035	$30,928	$30,928
Notes payable due 2035	25,774	25,774
Notes payable due 2035	20,111	20,113
Total notes payable	76,813	76,815
Senior secured credit facility effective September 2013, net of discount	28,946	28,135
Subordinated secured credit facility	17,376	16,566
Mortgage payable	1,377	1,825
Total long-term debt	$124,512	$123,341

Notes payable

The $30.9 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of March 31, 2015 was 3.87%.

The $25.8 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of March 31, 2015 was 3.82%.

On February 28, 2012, the Company exercised its right to defer interest payments on the two notes payable mentioned above beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to the Company’s unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of March 31, 2015. The Company will continue to accrue interest on the principal during the interest deferral period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the interest deferral period and totaled $7.5 million as of March 31, 2015.

The $20.1 million notes payable due 2035 are redeemable in whole or in part by the Company. The notes adjust quarterly to the three-month LIBOR rate plus 3.95%. The interest rate as of March 31, 2015 was 4.22%.

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

The pricing under the senior secured credit facility was amended effective September 30, 2014 to an adjusted LIBOR rate floor of 1.25%, plus 9.25%. The interest rate as of March 31, 2015 was 10.50%. The Company made principal payments of $11.5 million in the aggregate as at March 31, 2015. Fees of $0.7 million were added to the outstanding principal balance on March 31, 2015 in connection with the amended agreement effective December 31, 2014. As of March 31, 2015, the principal balance of the senior secured credit facility was $29.2 million. The senior secured credit facility was issued at a discount of $2.0 million that is amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016. Prepayments under this agreement are applied to the earliest payments due. Effective December 31, 2014, the senior secured credit facility was amended to postpone the principal payment of $3.5 million due March 31, 2015. The next payment due is $7.0 million on June 30, 2015.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of March 31, 2015 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. Accrued interest is added to the outstanding principal balance until the senior secured credit facility is paid. Capitalized interest totaling $4.4 million was added to the principal balance through March 31, 2015. As of March 31, 2015, the principal balance of the subordinated secured credit facility was $17.4 million.

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

•	A fee of 1% is due to the senior secured facility lenders upon approving the amendment. The Company paid a 0.50% fee to the senior secured facility lenders in November 2014 and March 2015.

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

In December 2013, the Company entered into a capital lease obligation related to certain computer software, software licenses and hardware used in the Company’s insurance operations. The Company received cash proceeds from the financing in the amount of $4.9 million which were pledged as collateral against all the Company’s obligations under the lease. The dollar amount of collateral pledged is set to decline over the term of the lease as the Company makes the scheduled lease payments. At the end of the initial term, the Company will have the right to purchase the software for a nominal fee, after which all rights, title and interest would transfer to the Company.

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

The remaining lease term for both capital leases is 3 months with monthly rental payments totaling approximately $0.6 million. Cash and securities pledged as collateral and held as available-for-sale securities were $3.0 million and $4.9 million as of March 31, 2015 and December 31, 2014, respectively.

Property under capital lease consisted of the following as of March 31, 2015 and 2014 (in thousands):

	March 31, 2015	December 31, 2014
Computer software, software licenses and hardware	$34,212	$34,212
Accumulated depreciation	(29,175)	(28,263)
Computer software, software licenses and hardware, net	$5,037	$5,949

Estimated future lease payments for the year ending December 31 (in thousands):

2015	$1,704
Less: Amount representing interest	(16)
Present value of future lease payments	$1,688

9.	Income Taxes

The provision for income taxes for the three months ended March 31, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Current tax expense (benefit)	$144	$(294)
Deferred tax expense	—	—
Income tax expense (benefit)	$144	$(294)

The Company’s effective tax rate differed from the statutory rate of 35% for the three months ended March 31 as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Income (loss) before income taxes	$(1,836)	$370
Tax provision computed at the federal statutory income tax rate	(643)	130
Increases (reductions) in tax resulting from:
Tax-exempt interest	(2)	(4)
State income taxes	65	349
Valuation allowance	716	(774)
Other	8	5
Income tax expense (benefit)	$144	$(294)
Effective tax rate	(7.8)%	(79.5)%

Our gross deferred tax assets prior to recognition of valuation allowance were $99.2  million and $98.5 million at March 31, 2015 and December 31, 2014, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $97.8 million and $97.2 million at March 31, 2015 and December 31, 2014, respectively.

10.	Legal and Regulatory Proceedings

The Company and its subsidiaries are named from time to time as parties in various legal actions arising in the ordinary course of the Company’s business and arising out of or related to claims made in connection with the Company’s insurance policies and claims handling. There are no material changes with respect to legal and regulatory proceedings previously disclosed in Note 15 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2014.

11.	Net Income (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of shares outstanding. Diluted weighted average shares are calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Restricted stock awards of 314,667 for the three months ended March 31, 2015, were not included in the computation of diluted earnings per share because the value of the award was greater than the average market price of the common stock. Stock options outstanding of 1,250,000 and 323,000 for the three months ended March 31, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock or there was a net loss from operations in the period thus the inclusion would have been anti-dilutive. Diluted earnings per share are calculated using the treasury stock method.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income (loss)	$(1,980)	$664
Denominator:
Weighted average common shares outstanding	15,767	15,408
Weighted average effect of dilutive securities	—	874
Total diluted weighted average shares outstanding	15,767	16,282
Basic income (loss) per common share:	$(0.13)	$0.04
Diluted income (loss) per common share:	$(0.13)	$0.04

12.	Disclosures for Items Reclassified Out of Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of accumulated other comprehensive income (loss), including reclassification adjustments for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014
Beginning balance	$(1,536)	$(1,654)
Other comprehensive income before reclassifications	118	219
Amounts reclassified from accumulated other comprehensive income (loss)	74	—
Net current period other comprehensive income	192	219
Ending balance	$(1,344)	$(1,435)

Net loss in accumulated other comprehensive income (loss) reclassifications for previously unrealized net loss on available-for-sale securities was $74,000 for the three months ended March 31, 2015. The loss was not net of any taxes due to the valuation allowance for deferred income taxes.

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

Financial assets measured at fair value on a recurring basis

The following table provides information as of March 31, 2015 about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury and government agencies	$8,315	$8,315	$—	$—
States and political subdivisions	1,508	—	1,508	—
Corporate debt securities	15,148	—	15,148	—
Certificates of deposit	1,753	—	1,753	—
Total investment securities	26,724	8,315	18,409	—
Other invested assets	4,560	—	—	4,560
Total assets	$31,284	$8,315	$18,409	$4,560

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

Fair value measurements for assets in Level 3 for the year ended March 31, 2015 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2015	$4,501
Transfers into Level 3	—
Total gains included in earnings as net investment income	59
Settlements	—
Balance at March 31, 2015	$4,560

Fair value measurements for assets in Level 3 for the year ended March 31, 2014 were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Other Invested Assets
Balance at January 1, 2014	$4,085
Transfers into Level 3	—
Total gains included in earnings as net investment income	127
Settlements	—
Balance at March 31, 2014	$4,212

The Company did not have any transfers between Levels 1 and 2 during the three months ended March 31, 2015 or 2014.

Financial Instruments Disclosed, But Not Carried, At Fair Value

Fair values represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

The following table presents the carrying value and estimated fair value of the Company’s financial assets and liabilities disclosed, but not carried, at fair value at March 31, 2015 and the level within the fair value hierarchy (in thousands):

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$27,620	$27,620	$27,620	$—	$—
Fiduciary and restricted cash	4,003	4,003	4,003	—	—
Total	$31,623	$31,623	$31,623	$—	$—
Liabilities:
Notes payable	$76,813	$14,233	$—	$—	$14,233
Senior secured credit facility	28,946	29,045	—	—	29,045
Subordinated secured credit facility	17,376	15,105	—	—	15,105
Mortgage payable	1,377	1,377	—	—	1,377
Total	$124,512	$59,760	$—	$—	$59,760

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

As of March 31, 2015, our subsidiaries included insurance companies licensed to write insurance policies in 39 states, two underwriting agencies and a service company. We currently operate in seven states (Louisiana, Texas, California, Alabama, Illinois, Indiana and Missouri) and distribute our insurance policies through approximately 5,000 independent agents or brokers, including an unaffiliated underwriting agency that distributes our policies in the state of California. We also distribute and service non-standard insurance policies underwritten by a Texas county mutual insurance company.

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

The senior secured and subordinated credit facilities contain quarterly debt covenants that set forth, among other things, minimum risk-based capital requirements for our insurance subsidiaries as well as minimum cash flow requirements for our non-regulated businesses. The credit facilities have been amended to waive compliance with the risk-based capital measurement requirement as of March 31, 2015, and to postpone the principal payment of $3.5 million due March 31, 2015 to June 30, 2015. Except for the minimum risk-based capital requirement for which we obtained a waiver, we were in compliance with these covenants as of March 31, 2015. However, it is probable we will not meet certain of these covenants in future periods. If we are unable to achieve compliance with the covenants or obtain a forbearance or waiver of any non-compliance or amend the agreements to change such covenants, the lenders could declare all amounts outstanding under the facilities to be immediately due and payable. Even if we were compliant with the covenants or, if not compliant, obtain additional forbearance or waivers from our lenders, there is still substantial uncertainty that we will be able to refinance or extend the maturity of the senior secured facility when it becomes due in March 2016. If our lenders declare the amounts outstanding to be immediately due and payable or if we were unable to refinance or extend the maturity of the senior secured credit facility when it becomes due, it would have a material adverse effect on our operations and our creditors and stockholders. .

Our insurance subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require insurance companies to report their results of risk-based capital calculations to state departments of insurance and the NAIC. At December 31, 2014, the risk-based capital level of Affirmative Insurance Company (AIC) triggered a regulatory action level event under the NAIC standard. As a result, AIC was required to submit a plan to the Illinois Department of Insurance (IDOI) in April 2015 detailing corrective actions being taken to return its risk-based capital ratio to an acceptable level. The IDOI may accept the plan, require further amendments to the plan or take additional regulatory action including, but not limited to, placing AIC in receivership. Such additional regulatory action by the Illinois Department of Insurance would have a material adverse effect on our operations and the interest of our creditors and stockholders. Such additional regulatory action by the Illinois Department of Insurance also would trigger a further event of default under our senior secured credit facility and subordinated credit facility allowing our lenders to declare all amounts outstanding under the facilities to be immediately due and payable, and if such amounts were declared immediately due and payable by the lenders, it would have a material adverse effect on our operations and the interests of our creditors and stockholders.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs issued in April 2015 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this standard is expected to impact only the presentation and note disclosures in our consolidated financial statements.

Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis issued in February 2015 is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The ASU will be effective for periods beginning after December 15, 2015 for public companies. Early adoption is permitted, including adoption in an interim period. The implications of this ASU are currently under review.

MEASUREMENT OF PERFORMANCE

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

Premiums. One measurement of our performance is the level of gross written premiums managed. The following table displays our gross written premiums managed and assumed by state (in thousands):

	Three Months Ended March 31,
	2015	2014
Louisiana	$31,062	$39,563
Texas	28,374	28,730
California	20,049	22,919
Alabama	8,322	9,047
Illinois	2,396	5,018
Indiana	814	1,624
Missouri	217	1,054
Other	4	10
Total written premium managed	91,238	107,965
Less: Texas written premium not underwritten	6,505	8,518
Gross underwritten premiums	$84,733	$99,447

Total gross written premiums managed for the three months ended March 31, 2015 decreased $16.7 million, or 15.5%, compared with the prior year quarter. This decrease was due to the decline in production in the states of Louisiana, Illinois, Indiana and Missouri, where we suspended writing of new business for all agents other than our former retail agents in Louisiana. Additionally, we took actions to significantly reduce the writing of new business in the state of California.

The following table reflects the premiums ceded and assumed under reinsurance agreements in our consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2015	2014
Gross written premiums	$84,733	$99,447
Ceded premiums written	(29,088)	(34,630)
Net premiums written	$55,645	$64,817

Total net premiums written for the three months ended March 31, 2015 decreased $9.2 million, or 14.2%, compared with the prior year quarter. The decrease was due to changes in the amount of quota-share reinsurance and the reduction in gross written premium.

Reinsurance. In 2013, we entered into a new quota-share agreement with a third-party reinsurance company effective March 31, 2013, under which we ceded 40% of business produced in Louisiana, Alabama, Texas and Illinois. This agreement was amended effective June 30, 2013, under which we ceded an additional 40% for the same four states for the remainder of 2013. This agreement was further amended to provide a $10.0 million reduction in ceded premiums in the fourth quarter. Written premiums ceded under this agreement totaled $145.8 million during the year ended December 31, 2013. This agreement terminated on January 1, 2014, resulting in the return of $47.2 million unearned premiums, net of $13.9 million of ceding commissions. Written premiums ceded under the agreement totaled $98.6 million.

Effective December 31, 2013, we entered into a reinsurance agreement with four third-party reinsurance companies. Under this agreement, we ceded 20% of premiums and losses in Alabama, Illinois, Louisiana and Texas, and 60% in California on policies in force on December 31, 2013 or written or renewed on and after that date. Written premiums ceded under this agreement totaled $22.2 million as of December 31, 2013. On January 1, 2014, the quota-share rate increased to 60% for all business in force in these same states and for new and renewal business. On June 30, 2014, the reinsurance agreement was terminated, resulting in the return of $51.7 million of unearned premiums, net of $14.5 million of ceding commissions. Written premiums ceded under the agreement totaled $95.9 million as of December 31, 2014. In March 2015, two of the quota share reinsurers commuted their participation on this agreement, effectively reducing the quota share rate to 20.4%.

Effective June 30, 2014, a new reinsurance agreement with five third-party reinsurance companies was put in place to cede 85% of all business in force in these same states and for new and renewal business through June 30, 2015. Written premiums ceded under this agreement totaled $230.9 million through March 31, 2015. In March 2015, one of the quota share reinsurers commuted their participation on this agreement, reducing the effective ceding percentage to 70.6%. A return of $27.6 million of unearned ceded premiums, net of $7.7 million of ceding commissions, resulted from the commutation.

RESULTS OF OPERATIONS

We had net loss of $2.0 million and a net income of $0.7 million for the three months ended March 31, 2015 and 2014, respectively. The results for the three months ended March 31, 2015 included a negative pretax impact of $3.4 million from adverse prior period development, which consisted of an increase of $2.0 million to loss and loss adjustment expenses and $1.4 million to selling, general and administrative expenses.

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Total revenues for the three months ended March 31, 2015 increased $6.9 million, or 15.2%, compared with the three months ended March 31, 2014. The increase was due to increases in net premiums earned and other income, partially offset by decreases in commission income, fees and managing general agent revenue, net investment income and net realized losses.

The largest component of revenue is net premiums earned on insurance policies. Net premiums earned for the current quarter increased $7.6 million, or 22.6%, to $40.9 million compared with the prior year quarter of $33.4 million. Since insurance premiums are earned over the service period of the policies, the revenue in the current quarter includes premiums earned on insurance products written through our distribution channels in both current and previous periods. The increase reflects a decrease in quota-share reinsurance during the three months ended March 31, 2015.

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

The following sets forth the components of consolidated commission income, fees and managing general agent revenue earned for the current and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2015	2014
Insurance fees:
Policyholder fees	$9,139	$9,531
Managing general agent revenue	1,657	1,733
Commissions and fees	100	66
Total commission income, fees and managing general agent revenue	$10,896	$11,330

Commission income, fees and managing general agent revenue for the three months ended March 31, 2015 decreased $0.4 million, or 3.8%, compared with the prior year quarter. The decrease was primarily due to the decline in policy fees and managing general agent revenue. Policyholder fees decreased $0.4 million, or 4.1%, due to the lower overall volume of premiums written. Managing general agent revenue decreased $0.1 million, or 4.4%, compared with the prior year quarter. Managing general agent revenue is related to the Texas county mutual book of business that we manage, but no longer assume the underwriting risk beginning January 1, 2013.

Net Investment Income and Other Income.  Net investment income includes income on our portfolio of debt securities and net rental income from our investment in real property. Net investment income for the three months ended March 31, 2015 decreased $0.2 million, or 29.4%, compared with the prior year quarter. The decrease was primarily due to a 51.3% decrease in total average invested assets to $27.3 million during the current quarter from $56.0 million during the prior year quarter. The annualized average investment yield was 1.1% in the current quarter, compared with 1.4% in the prior year quarter.

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

Net losses and loss adjustment expenses for the current quarter increased $6.1million, or 22.2%, compared with the prior year quarter. The percentage of net losses and loss adjustment expense to net premiums earned (the net loss ratio) was 82.3% compared with 82.6% in the prior year quarter. This includes a $2.0 million unfavorable prior period development primarily related to our 2014 accident year business in Louisiana and California. The use of quota-share reinsurance overstates the net loss ratio. Loss adjustment expenses include all of the business subject to the quota-share treaties with ceding commission income booked as an offset to selling, general and administrative expenses. Excluding the impact of the quota-share, the net loss ratio for the 2015 accident quarter was 72.1% and 70.1% for the 2014.

Selling, General and Administrative Expenses. Another measurement of our performance that addresses our overall efficiency is the level of selling, general and administrative expenses (SG&A). We recognize that our customers are primarily motivated by low prices. As a result, we strive to keep our costs as low as possible to be able to keep our prices affordable and thus to maximize our sales while still maintaining profitability. Our SG&A include not only the cost of acquiring the insurance policies through our insurance carriers (the amortization of the deferred acquisition costs) and managing our insurance carriers, but also the costs of the holding company. The largest component of SG&A is personnel costs, including compensation and benefits. SG&A for the three months ended March 31, 2015 increased by $3.6 million, or 28.0%, compared to the prior year quarter. The increase resulted from a $5.1 million increase in policy acquisition costs primarily driven by the decrease in ceded commission income, partially offset by a $1.5 million decrease in overhead costs due to management actions to reduce expenses.

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

Amortization of deferred policy acquisition costs is a major component of selling, general and administrative expenses. The following table sets forth the impact that amortization of deferred acquisition costs had on selling, general and administrative expenses and the change in deferred acquisition costs (in thousands):

	Three Months Ended March 31,
	2015	2014
Amortization of deferred acquisition costs, net	$3,311	$213
Other selling, general and administrative expenses	13,068	12,579
Total selling, general and administrative expenses	$16,379	$12,792
Total as a percentage of net premiums earned	40.0%	38.3%
Beginning deferred acquisition costs, net	$(4,214)	$(7,544)
Additions, net of ceding commission	6,852	8,998
Amortization, net of ceding commissions	(3,311)	(213)
Ending deferred acquisition costs, net	$(673)	$1,241
Amortization of deferred acquisition costs, net, as a percentage of net premiums earned	(8.1)%	(0.6)%

Interest Expense.  Interest expense for the three months ended March 31, 2015 decreased $0.4 million, or 10.8%, compared with the prior year quarter. This decrease was primarily due to the decrease in the average debt outstanding.

Income Taxes.  We had income tax expense of $0.1 million for the current year quarter and income tax benefit of $0.3 million for the prior year quarter.

Our gross deferred tax assets prior to recognition of valuation allowance were $99.2 million and $98.5 million at March 31, 2015 and December 31, 2014, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Based on this assessment, we began recording a valuation allowance against deferred taxes in December 2009. The valuation allowance was $97.8 million and $97.2 million at March 31, 2015 and December 31, 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds.   We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends and we have and expect to continue to use those revenues to service our corporate financial obligations, such as debt service and stockholder dividends. As of March 31, 2015, we had $1.7 million of cash and cash equivalents at our holding company and non-insurance company subsidiaries.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. These subsidiaries may not issue an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or until the commissioner has approved the payment of the extraordinary dividend within the 30-day period. In most states, an extraordinary dividend is defined as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10.0% of the insurance company’s surplus as of the preceding year-end or the insurance company’s net income for the preceding year, in each case determined in accordance with statutory accounting practices. In addition, dividends may only be paid from unassigned earnings and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. As of March 31, 2015, our insurance companies could not pay ordinary dividends to us without prior regulatory approval due to a negative unassigned surplus position of Affirmative Insurance Company. However, as mentioned previously, our non-insurance company subsidiaries provide adequate cash flow to fund their own operations.

Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the National Association of Insurance Commissioners (NAIC), require our insurance company subsidiaries to report their results of risk-based capital calculations to state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. At December 31, 2014, three of our insurance subsidiaries maintained a risk-based capital level that was in excess of an amount that would require any corrective actions. The risk-based capital level of Affirmative Insurance Company (AIC) triggered a regulatory action level event under the NAIC standard. As a result, AIC was required to submit a plan to the Illinois Department of Insurance (IDOI) in April 2015 detailing corrective actions being taken to return its risk-based capital ratio to an acceptable level. The IDOI may accept the plan, require further amendments to the plan or take additional regulatory action including, but not limited to, placing AIC in receivership.

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

The senior secured and subordinated credit facilities contain quarterly debt covenants that set forth, among other things, minimum risk-based capital requirements for our insurance subsidiaries as well as minimum cash flow requirements for our non-regulated businesses. The credit facilities have been amended to waive compliance with the risk-based capital measurement requirement as of March 31, 2015, and to postpone the principal payment of $3.5 million due March 31, 2015 to June 30, 2015. Except for the minimum risk-based capital requirement for which we obtained a waiver, we were in compliance with these covenants as of March 31, 2015. However, it is probable we will not meet certain of these covenants in future periods. If we are unable to achieve compliance with the covenants or obtain a forbearance or waiver of any non-compliance or amend the agreements to change such covenants, the lenders could declare all amounts outstanding under the facilities to be immediately due and payable. Even if we were compliant with the covenants or, if not compliant, obtain additional forbearance or waivers from our lenders, there is still substantial uncertainty that we will be able to refinance or extend the maturity of the senior secured facility when it becomes due in March 2016. If our lenders declare the amounts outstanding to be immediately due and payable or if we were unable to refinance or extend the maturity of the senior secured credit facility when it becomes due, it would have a material adverse effect on our operations and our creditors and stockholders.

Our insurance subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require insurance companies to report their results of risk-based capital calculations to state departments of insurance and the NAIC. At December 31, 2014, the risk-based capital level of Affirmative Insurance Company (AIC) triggered a regulatory action level event under the NAIC standard. As a result, AIC was required to submit a plan to the Illinois Department of Insurance (IDOI) in April 2015 detailing corrective actions being taken to return its risk-based capital ratio to an acceptable level. The IDOI may accept the plan, require further amendments to the plan or take additional regulatory action including, but not limited to, placing AIC in receivership. Such additional regulatory action by the Illinois Department of Insurance would have a material adverse effect on our operations and the interest of our creditors and stockholders. Such additional regulatory action by the Illinois Department of Insurance also would trigger a further event of default under our senior secured credit facility and subordinated credit facility allowing our lenders to declare all amounts outstanding under the facilities to be immediately due and payable, and if such amounts were declared immediately due and payable by the lenders, it would have a material adverse effect on our operations and the interests of our creditors and stockholders.

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

In December 2013, we entered into a capital lease obligation related to certain computer software, software licenses and hardware used in our insurance operations. We received cash proceeds from the financing in the amount of $4.9 million which were pledged as collateral against all the Company’s obligations under the lease. The dollar amount of collateral pledged is set to decline over the term of the lease as the Company makes the scheduled lease payments. At the end of the initial term, we will have the right to purchase the software for a nominal fee, after which all rights, title and interest would transfer to us.

In May 2010, we entered into two capital lease obligations related to certain computer software, software licenses, and hardware currently used by and on the books of Affirmative Insurance Company (AIC). We received cash proceeds from the financing in the amount of $28.2 million. As required by lease, we purchased $28.2 million of certificates of deposit held in brokerage accounts and pledged such securities as collateral against all of the Company’s obligation under the lease. The dollar amount of collateral pledged is set to decline over the term of the lease as the Company makes the scheduled lease payments. At the end of the initial term, we will have the right to purchase the software for a nominal fee, after which all rights, title and interest would transfer to us

In October 2012, one of the Lessors terminated their capital lease agreement and in December 2012, the Lessor conveyed all rights and interest in the leased property back to the Company. Both capital leases mature in June 2015.

In March 2013, we entered into a $4.8 million loan secured by commercial real estate to provide liquidity to AIC. The loan is evidenced by a promissory note secured by a mortgage security agreement and assignment of leases and rents on real estate located in Baton Rouge, Louisiana, which is held as investment in real property in the accompanying consolidated balance sheet. The mortgage bears interest at a per annum fixed rate of 4.95%. The mortgage requires monthly payments of principal and interest with the final payment due on the maturity date of December 15, 2015. As security for payments, we assigned rents due under the lease to a trustee. Pursuant to an escrow and servicing agreement, the trustee will receive rent due under the lease, make required payments due under the mortgage and maintain certain escrow accounts to pay for the necessary expenses of the property until the mortgage is paid in full. The principal balance of the mortgage payable was $1.4 million at March 31, 2015.

On February 28, 2012, we exercised our right to defer interest payments on selected Notes Payable beginning with the scheduled interest payment due in March 2012 and continuing for a period of up to five years. The affected notes are associated with obligations to our unconsolidated trusts. The outstanding balance of the affected notes was $56.7 million as of March 31, 2015. We will continue to accrue interest on the principal during the extension period and the unpaid deferred interest will also accrue interest. Deferred interest will be due and payable at the expiration of the extension period.

Our operating subsidiaries’ primary sources of funds are premiums received, commission, fee income and managing general agency revenue, investment income and the proceeds from the sale and maturity of investments. Funds are used to pay claims and operating expenses, to purchase investments and to pay dividends to our holding company.

We believe that existing cash and investment balances, as well as cash flows generated from operations, and other actions taken by the Company will be adequate to meet our liquidity needs, planned capital expenditures and the debt service requirements of the senior secured credit facility and notes payable, during the 12-month period following the date of this report at both the holding company and insurance company levels. For the three months ended March 31, 2015, cash and cash equivalents increased $3.8 million in 2015 as compared with a decrease of $12.4 million in the prior year quarter. Our net cash used in operations was $1.5 million for the current quarter as compared to net cash used in operations of $13.4 million in the prior year quarter. The decrease was primarily due to the decrease in gross written premiums ceded to reinsurers resulting from the commuted quota share agreements during the period. Net cash provided by investing activities was $5.4 million for the current quarter as compared to net cash used in investing activities of $3.0 million in the prior year quarter. The increase in cash flows was due to the proceeds from the sale and maturities of the available for sale securities during the period. Net cash used in financing activities was $0.1 million for the current quarter as compared to net cash provided by financing activities of $4.0 million in the prior year quarter. The decrease resulted from the proceeds from the capital lease of $4.9 million received in the prior year quarter partially offset by the increase in financing from bank overdrafts.

On September 30, 2013, we replaced our existing senior credit facility with the proceeds from the sale of the retail business and with proceeds from two new debt arrangements. Our new debt arrangement consisted of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017.

The pricing under the senior secured credit facility was amended effective September 30, 2014 to an adjusted LIBOR rate floor of 1.25%, plus 9.25%. The interest rate as of March 31, 2015 was 10.50%. The Company made principal payments of $11.5 million in the aggregate as of March 31, 2015. Fees of $0.7 million were added to the outstanding principal balance on March 31, 2015 in connection with the amended agreement effective December 31, 2014. As of March 31, 2015, the principal balance of the senior secured credit facility was $29.2 million. The senior secured credit facility was issued at a discount of $2.0 million that is amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016. Prepayments under this agreement are applied to the earliest payments due. Effective December 31, 2014, the senior secured credit facility was amended to postpone the principal payment of $3.5 million due March 31, 2015. The next payment due is $7.0 million on June 30, 2015.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of March 31, 2015 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. Accrued interest is added to the outstanding principal balance until the senior secured credit facility is paid. Capitalized interest totaling $4.4 million was added to the principal balance through March 31, 2015. As of March 31, 2015, the principal balance of the subordinated secured credit facility was $17.4 million.

Our obligations under the credit facilities are guaranteed by our material operating subsidiaries (other than the Company’s insurance companies) and are secured by a first lien security interest on all of our assets and the assets of our material operating subsidiaries (other than the Company’s insurance companies), including a pledge of 100% of the stock of AIC.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest rate risk. Our investment portfolio consists of investment-grade, fixed-income securities classified as available-for-sale investment securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. The fair value of our fixed-income securities as of March 31, 2015 was $26.7 million. The effective average duration of the portfolio as of March 31, 2015 was 2.0 years. If market interest rates increase 1.0%, our fixed-income investment portfolio would be expected to decline in market value by 2.0%, or $0.6 million, representing the effective average duration multiplied by the change in market interest rates. Conversely, a 1.0% decline in interest rates would result in a 2.0%, or $0.6 million, increase in the market value of our fixed-income investment portfolio.

On September 30, 2013, we replaced our existing senior credit facility with the proceeds from the sale of the retail business and with proceeds from two new debt arrangements. Our new debt arrangement consisted of a $40.0 million senior secured credit facility with a maturity date of March 30, 2016, and a $10.0 million subordinated secured credit facility with a maturity date of March 30, 2017.

The pricing under the senior secured credit facility was amended effective September 30, 2014 to an adjusted LIBOR rate floor of 1.25%, plus 9.25%. The interest rate as of March 31, 2015 was 10.50%. The Company made principal payments of $11.5 million in the aggregate as of March 31, 2015. Fees of $0.7 million were added to the outstanding principal balance on March 31, 2015 in connection with the amended agreement effective December 31, 2014. As of March 31, 2015, the principal balance of the senior secured credit facility was $29.2 million. The senior secured credit facility was issued at a discount of $2.0 million that is amortized as interest expense over the expected term of the loan using the effective interest method. Repayment of the facility is due quarterly with $2.0 million payable for each quarter through September 30, 2014, $3.5 million payable each quarter through September 30, 2015, $4.5 million payable on December 31, 2015 and the remaining balance of $13.5 million due in full on March 30, 2016. Prepayments under this agreement are applied to the earliest payments due. Effective December 31, 2014, the senior secured credit facility was amended to postpone the principal payment of $3.5 million due March 31, 2015. The next payment due is $7.0 million on June 30, 2015.

The pricing under the subordinated secured credit facility is currently subject to an adjusted LIBOR rate floor of 1.25%, plus 18.00%. The interest rate as of March 31, 2015 was 19.25%. The subordinated secured credit facility included a commitment fee of $3.0 million that was added to the principal balance outstanding. Accrued interest is added to the outstanding principal balance until the senior secured credit facility is paid. Capitalized interest totaling $4.4 million was added to the principal balance through March 31, 2015. As of March 31, 2015, the principal balance of the subordinated secured credit facility was $17.4 million.

Our notes payable are also subject to interest rate risk. The $30.9 million notes adjust quarterly to the three-month LIBOR rate plus 3.60%. The interest rate as of March 31, 2015 was 3.87%. The $25.8 million notes adjust quarterly to the three-month LIBOR rate plus 3.55%. The interest rate as of March 31, 2015 was 3.82%. The $20.1 million notes payable bear an interest rate of the three-month LIBOR rate plus 3.82%. The interest rate as of March 31, 2015 was 4.22%.

Credit risk. An additional exposure to our investment portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities and limiting our exposure to a single issuer. At March 31, 2015 and December 31, 2014, respectively, our investments were in the following:

	March 31, 2015	December 31, 2014
Corporate debt securities	56.7%	52.2%
U.S. Treasury and government agencies	31.1	25.0
Certificates of deposit	6.6	8.3
States and political subdivisions	5.6	4.5
Mortgage-backed securities	—	10.0
Total	100.0%	100.0%

We invest our insurance portfolio funds in highly-rated, fixed-income securities. Information about our investment portfolio is as follows ($ in thousands):

	March 31, 2015	December 31, 2014
Total invested assets	$26,724	$33,285
Tax-equivalent book yield	1.75%	1.59%
Average duration in years	2.01	2.49
Average S&P rating	A-	A-

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

Our hedge fund investment of $4.5 million at March 31, 2015 is also subject to credit and counterparty risk, in the event that issuers of any of the underlying commercial and residential mortgage-backed securities should default. However, this investment is not material to our overall investment portfolio or consolidated assets and we have established investment policy guidelines to limit the amount of investments other than high quality fixed-income securities.

The table below presents the total amount of receivables due from reinsurers as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Quota-share reinsurers for agreements effective June 30, 2014	$102,460	$130,086
Michigan Catastrophic Claims Association	25,392	27,610
Vesta Insurance Group	9,271	9,270
Quota-share reinsurers for agreements effective December 31, 2013	4,309	14,096
Quota-share reinsurer for agreements effective January 1, 2011 and other	3,158	3,188
Quota-share reinsurer for agreements effective September 1, 2011 and March 31, 2013	1,918	(2,285)
Excess of loss reinsurers	897	839
Total reinsurance receivable	$147,405	$182,804

The quota-share reinsurers and excess of loss reinsurers all have at least A- ratings from A.M. Best. Accordingly, we believe there is minimal risk related to these reinsurance receivables.

In 2013, we entered into a quota-share agreement with a third-party reinsurance company effective March 31, 2013, under which we ceded 40% of business produced in Louisiana, Alabama, Texas and Illinois. This agreement was amended effective June 30, 2013, under which we ceded an additional 40% for the same four states for the remainder of 2013. This agreement was further amended to provide a $10.0 million reduction in ceded premiums in the fourth quarter. Written premiums ceded under this agreement totaled $145.8 million during the year ended December 31, 2013. This agreement terminated on January 1, 2014, resulting in the return of $47.2 million unearned premiums, net of $13.9 million of ceding commissions. Written premiums ceded under the agreement totaled $98.6 million.

Effective December 31, 2013, we entered into a new reinsurance agreement with four third-party reinsurance companies. Under this agreement, we ceded 20% of premiums and losses in Alabama, Illinois, Louisiana and Texas, and 60% in California on policies in force on December 31, 2013 or written or renewed on and after that date. Written premiums ceded under this agreement totaled $22.2 million as of December 31, 2013. On January 1, 2014, the quota-share rate increased to 60% for all business in force in these same states and for new and renewal business. On June 30, 2014, the reinsurance agreement was terminated, resulting in the return of $51.7 million of unearned premiums, net of $14.5 million of ceding commissions. Written premiums ceded under the agreement totaled $95.9 million as of December 31, 2014. In March 2015, two of the quota share reinsurers commuted their participation on this agreement, effectively reducing the quota share rate to 20.4%.

Effective June 30, 2014, a new reinsurance agreement with five third-party reinsurance companies was put in place to cede 85% of all business in force in these same states and for new and renewal business through June 30, 2015. Written premiums ceded under this agreement totaled $230.9 million through March 31, 2015. In March 2015, one of the quota share reinsurers commuted their participation on this agreement, reducing the effective ceding percentage to 70.6%. A return of $27.6 million of unearned ceded premiums, net of $7.7 million of ceding commissions, resulted from the commutation.

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

Under the reinsurance agreement with Vesta Insurance Group (VIG), including primarily Vesta Fire Insurance Corporation (VFIC), our wholly-owned subsidiaries Affirmative Insurance Company (AIC) had the right, under certain circumstances, to require VFIC to provide a letter of credit or establish a trust account to collateralize the gross amount due AIC from VFIC under the reinsurance agreement. Accordingly, AIC and VFIC entered into a Security Fund Agreement in September 2004. In August 2005, AIC received a letter from VFIC’s President that irrevocably confirmed VFIC’s duty and obligation under the Security Fund Agreement to provide security sufficient to satisfy VFIC’s gross obligations under the reinsurance agreement (the VFIC Trust). At March 31, 2015, the VFIC Trust held $16.5 million (after cumulative withdrawals of $9.0 million through March 31, 2015), consisting of a U.S. Treasury money market account, to collateralize the $9.3 million net recoverable from VFIC. In March 2015, we received a notice of determination from the VFIC Special Deputy Receiver on multiple proofs of claim for an aggregate amount of $15.3 million for various reinsurance balances with VFIC. As part of the notice of determination, we entered into a settlement agreement and release with the VFIC Special Deputy Receiver. We expect to receive the $15.3 million in settlement proceeds in May 2015.

Item 4.	Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the U.S. Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of March 31, 2015. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

There are no material changes with respect to those risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the year ended December 31, 2014.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 6.	Exhibits

10.1*

Commutation and Release Agreement effective April 1, 2015, between Affirmative Insurance Company and Watford Re Ltd., with respect to the Automobile Quota Share Reinsurance contract between Affirmative Insurance Company and Watford Re Ltd. effective June 30, 2014 through June 30, 2015.

10.2*

Endorsement No. 4 to the Interests and Liabilities Agreement of Third Point Reinsurance Company Ltd. with respect to the Automobile Quota Share Reinsurance Contract effective December 31, 2013 issued to Affirmative Insurance Company.

10.3*

Endorsement No. 1 to the Interests and Liabilities Agreement of Third Point Reinsurance Company Ltd. with respect to the Automobile Quota Share Reinsurance Contract effective June 30, 2014 issued to Affirmative Insurance Company.

10.4*

Fifth Amendment to Credit Agreement dated and effective as of April 10, 2015, by and among Affirmative Insurance Holdings, Inc., as Borrower, the Lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent.

10.5*

Fifth Amendment to Second Lien Credit Agreement dated and effective as of April 10, 2015, by and among Affirmative Insurance Holdings, Inc., the Lenders party thereto, and JCF AFFM Debt Holdings, L.P., as Administrative Agent and Collateral Agent.

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

101*

The following materials from Affirmative Insurance Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Stockholders’ Deficit, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements, including detailed tagging of footnotes and schedules.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Affirmative Insurance Holdings, Inc.

Date: May 15, 2015	By:	/s/ Earl R. Fonville
Earl R. Fonville
Executive Vice President and Chief Financial Officer (and in his capacity as Principal Financial Officer)